Form 10-Q
period 1997-09-30
RIVERVIEW BANCORP INC
filed 1997-11-10
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                      Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.

            (Exact name of small business as specified in its charter)

Washington                                   91-1838969
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

700 N.E. Fourth Ave. Camas, WA     98607
(Address of principal executive office)

Issuer's telephone number, including area code: (360)834-2231

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes [X]    No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---6,127,938 shares as of November 10, 1997.

                                 Form 10-Q
                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY

                                   INDEX
                                                                         Page
Part I.  Financial Information                                           ----
------------------------------
Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
          September 30, 1997 and March 31, 1997                             1

        Consolidated Statements of Income: Six Months and Three Months
          Ended September 30, 1997 and 1996                                 2


        Consolidated Statements of Shareholders' Equity for the Year ended
          March 31, 1997 and for the Six Months Ended September 30, 1997    3

        Consolidated Statements of Cash Flows for the Six Months Ended
          September 30, 1997 and 1996                                       4

        Notes to Consolidated Financial Statements                         5-9
          (unaudited)

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10-17

Part II. Other Information                                                 18


SIGNATURES                                                                 19

EXHIBITS

                           RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Financial Condition
                        As of  September 30, 1997 and March 31, 1997
                                    (Unaudited)
                                                       September 30,  March 31,
                                                           1997         1997
ASSETS                                                  ----------   ----------
Cash (including interest-earning accounts of
  $56,091,000 and $1,450,000)                          $61,479,000   $6,951,000
Loans held for sale                                        452,000       80,000
Investment securities held to maturity at amortized
  cost, (fair value of $9,534,000 and $20,438,000)       9,461,000   20,456,000
Investment securities available for sale, at fair
 value (amortized cost of $4,996,000 and $3,993,000)     5,003,000    3,899,000
Mortgage-backed securities held to maturity, at amortized
  cost, (fair value of $24,130,000 and $26,488,000)     23,627,000   26,402,000
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $13,867,000 and $3,022,000)  13,748,000    2,990,000
Loans receivable (net of allowance of $910,000
  and $831,000 for loan losses)                        156,805,000  151,694,000
Real Estate Owned                                                0      135,000
Prepaid expenses and other assets                          876,000    1,141,000
Accrued interest receivable                              1,461,000    1,449,000
Federal Home Loan Bank stock                             1,891,000    1,756,000
Premises and equipment, net                              4,807,000    4,632,000
Land held for development                                  471,000      471,000
Core deposit intangible, net                             2,166,000    2,329,000
                                                        ----------   ----------
TOTAL ASSETS                                          $282,247,000 $224,385,000
                                                       ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                      $188,502,000 $169,416,000
Accrued expenses and other liabilities                   2,380,000    2,264,000
Advance payment by borrowers for taxes and insurance       116,000      123,000
Deferred income taxes, net                                 143,000      143,000
Other borrowed funds                                             0      237,000
Federal Home Loan Bank advances                         32,550,000   27,180,000
                                                        ----------   ----------
Total Liabilities                                      223,691,000  199,363,000
                                                        ----------   ----------

SHAREHOLDERS' EQUITY
Common stock, Sept - $.01 par value; 50,000,000 authorized;
 6,127,938 issued, 5,758,434 outstanding; March - $1.00
 par value 4,000,000 authorized, 2,416,301, issued,
 2,383,239 outstanding                                      61,000    2,416,000
Additional paid-in capital                              53,338,000   16,043,000
Unearned shares issued to employee stock ownership
 trust                                                  (3,242,000)    (386,000)
Retained earnings                                        8,473,000    7,033,000
Net unrealized (loss) on securities available for sale,    (74,000)     (84,000)
                                                        ----------   ----------
Total shareholders' equity                              58,556,000   25,022,000
                                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $282,247,000 $224,385,000
                                                       ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated statements.

                        RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                          Consolidated Statements of Income
                                     (Unaudited)
                                        Three Months Ended      Six Months Ended
                                          September 30            September 30
                                         1997       1996        1997       1996
INTEREST INCOME                         ------     ------      ------     ------
Interest on loans receivable        $3,716,000 $3,315,000  $7,352,000 $6,440,000
Interest on investment securities      289,000    488,000     642,000    982,000
Interest on mortgage-backed securities 665,000    536,000   1,257,000  1,077,000
Other interest and dividends           199,000     40,000     241,000     92,000
                                       -------    -------     -------    -------
 Total interest income               4,869,000  4,379,000   9,492,000  8,591,000
                                       -------    -------     -------    -------
INTEREST EXPENSE
Interest on deposits                 1,865,000  1,747,000   3,673,000  3,465,000
Interest on borrowings                 558,000    479,000   1,000,000    927,000
                                       -------    -------     -------    -------
 Total interest expense              2,423,000  2,226,000   4,673,000  4,392,000
                                       -------    -------     -------    -------
 Net interest income                 2,446,000  2,153,000   4,819,000  4,199,000
Less provision for loan losses          45,000     45,000      90,000     90,000
     Net interest income after         -------    -------     -------    -------
      provision for loan losses      2,401,000  2,108,000   4,729,000  4,109,000

NON-INTEREST INCOME
Fees and service charges               446,000    297,000     786,000    607,000
Gain on sale of loans held for sale     25,000     66,000      39,000     80,000
Gain on sale of securities              24,000          0      33,000          0
Loan servicing income                   66,000     74,000     132,000    141,000
Other                                   30,000     49,000      70,000     95,000
                                       -------    -------     -------    -------
 Total non-interest income             591,000    486,000   1,060,000    923,000
                                       -------    -------     -------    -------
NON-INTEREST EXPENSE
Salaries and employee benefits       1,064,000    832,000   2,035,000  1,657,000
Occupancy                              336,000    231,000     635,000    505,000
FDIC insurance premium                  26,000  1,039,000      53,000  1,126,000
Amortization of excess of cost over
  fair value of deposits acquired       81,000     81,000     163,000    163,000
Marketing                               85,000     92,000     169,000    152,000
Other                                  236,000    271,000     435,000    416,000
                                       -------    -------     -------    -------
Total non-interest expense           1,828,000  2,546,000   3,490,000  4,019,000
                                       -------    -------     -------    -------
INCOME BEFORE FEDERAL INCOME TAXES   1,164,000     48,000   2,299,000  1,013,000
FEDERAL INCOME TAX EXPENSE             408,000     24,000     798,000    354,000
                                       -------    -------     -------    -------
NET INCOME                            $756,000    $24,000  $1,501,000   $659,000
                                       =======    =======     =======    =======

Earnings per common share (1)            $0.13       0.00       $0.26       0.00
 (based on weighted shares outstanding)  =====       ====       =====       ====
Weighted average number of shares
 outstanding (2)                     5,758,434       0.00   5,758,434       0.00
                                     =========       ====   =========       ====

(1) Per share information for the prior periods is not comparable as the Company did not complete its stock offering until September 30, 1997. See
    Note 3.
(2) Shares outstanding at September 30, 1997 were assumed to be outstanding for the entire period for purposes of calculation of earnings per share.

The accompanying notes are an integral part of these unaudited consolidated statements.

PAGE

                                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Shareholders' Equity
                                For the Year ended March 31, 1997  and for the           UNREALIZED
                                    Six Months ended September 30, 1997                  GAIN ON
                                                 (Unaudited)                             SECURITIES
                                                     ADDITIONAL    UNEARNED              AVAILABLE
                                  COMMON STOCK          PAID IN      ESOP     RETAINED   FOR SALE
                                SHARES      AMOUNT      CAPITAL     SHARES    EARNINGS   NET OF TAX   TOTAL
                               -------     -------     --------    -------    --------   ----------  --------
Balance, March 31, 1996      2,155,206  $2,195,000  $12,233,000  ($439,000) $9,137,000  ($40,000) $23,086,000

Net Income                          -           -            -          -    2,008,000        -     2,008,000

Cash dividends                      -           -            -          -     (212,000)       -      (212,000)

Exercise of stock options        1,500       2,000       10,000         -           -         -        12,000

Earned ESOP shares              10,019          -        65,000    107,000          -         -       172,000

10% Stock Dividend             216,514     219,000    3,735,000    (54,000) (3,900,000)       -            -

Change in net unrealized loss
  on securities available for
  sale, net                         -           -            -          -           -    (44,000)     (44,000)
                               -------     -------     --------    -------    --------   ----------  --------
Balance, March 31, 1997      2,383,239  $2,416,000  $16,043,000  ($386,000) $7,033,000  ($84,000) $25,022,000
                               -------     -------     --------    -------    --------   ----------  --------
Net Income                          -           -            -          -    1,501,000        -     1,501,000

Cash dividends                      -           -            -          -      (61,000)       -       (61,000)

Issuance and exchange of
 common stock as a result of
 conversion/reorganization   3,742,499  (2,358,000)  37,265,000         -           -         -    34,907,000

Shares acquired for ESOP                                        (2,856,000)                        (2,856,000)

Exercise of stock options        2,200       3,000       30,000         -           -         -        33,000

Change in net unrealized loss on
 securities available for sale, net -           -            -          -           -     10,000       10,000
                               -------     -------     --------    -------    --------   ----------  --------
Balance, September 30, 1997  6,127,938     $61,000  $53,338,000  (3,242,000)$8,473,000  ($74,000) $58,556,000
                             =========     =======   ==========   =========  =========   ========  ==========

The accompanying notes are an integral part of these unaudited consolidated statements.

                         RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                    For the Six Months ended September 30, 1997 and 1996
                                   (Unaudited)
                                                             Six Months Ended
                                                              September 30,
                                                             1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                      --------    --------
Net Income                                               $1,501,000    $659,000
Adjustments for noncash items:
  Depreciation and amortization                             447,000     364,000
  Provision for losses on loans and real estate owned        90,000      90,000
  Federal Home Loan Bank stock dividend                     (71,000)    (65,000)
  Decrease (increase)  in loans held for sale              (372,000)    469,000
  Decrease (increase)  in accrued  interest receivable      (12,000)     30,000
  (Decrease)  increase in accrued expenses and other
    liabilities                                             116,000     949,000
  Increase  in other assets                                 265,000      68,000
  Net (gain) on sale of real estate owned, mortgage-
   backed and investment securities, premises and equipment (72,000)       0.00
  Accretion of discounts on investment securities,
   purchased  loans and mortgage-backed securities          (40,000)    (37,000)
 Increase in deferred loan origination fees                 197,000     128,000
 Other, net                                                       0      40,000
                                                          ---------   ---------
Net cash provided by operating activities                 2,049,000   2,695,000
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                      (43,953,000)(45,825,000)
 Principal repayments on loans and participations
  purchased                                              38,390,000  28,658,000
 Proceeds from call, maturity, or sale of investment
  securities available for sale                           2,003,000     117,000
 Principal repayments on mortgage-backed securities
  held to maturity                                        2,935,000   2,808,000
 Principal repayments on mortgage-backed securities
  available for sale                                         94,000           0
 Proceeds from mortgage-backed securities available
  for sale                                                2,280,000      84,000
 Purchase of mortgage-backed securities available
  for sale                                              (13,214,000)       0.00
 Purchase of mortgage-backed securities held to maturity       0.00  (1,228,000)
 Purchase of investment securities available for sale    (3,000,000)          0
 Proceeds from call or maturity of investment securities 10,916,000   4,204,000
 Purchase of Federal Home Loan Bank stock                   (64,000)          0
 Purchase of premises and equipment                        (458,000)    (85,000)
 Proceeds from sale of real estate                          135,000        0.00
                                                          ---------   ---------
Net cash (used in) investing activities                  (3,936,000)(11,267,000)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                        19,086,000   4,154,000
 Dividends paid                                            (118,000)   (104,000)
 Proceeds from issuance of common stock, net
  of related costs                                       34,940,000       4,000
 Funding provided to ESOT for purchase of common stock   (2,856,000)          0
 Proceeds from FHLB advances                             30,800,000  18,700,000
 Repayment of FHLB advances                             (25,430,000)(14,550,000)
 Net (decrease) in advances from borrowers                   (7,000)    (15,000)
                                                          ---------   ---------
Net cash provided by financing activities                56,415,000   8,189,000
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH                          54,528,000    (383,000)
CASH, BEGINNING OF PERIOD                                 6,951,000   5,585,000
                                                          ---------   ---------
CASH, END OF PERIOD                                     $61,479,000  $5,202,000
                                                         ==========   =========

The accompanying notes are an integral part of these unaudited consolidated statements.

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                           $4,684,000     $3,428,000
  Income taxes                                         $618,000       $425,000
Fair value adjustment to securities and mortgage-backed
 securities available for sale                          $15,000      ($120,000)
Income tax effect related to fair value adjustment      ($5,000)       $41,000

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                              (Unaudited)

(1)  Organization and Basis of Presentation
-------------------------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform with the September 30, 1997 presentation. The results of operations for the three and/or six months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) Principles of Consolidation
-------------------------------
The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Riverview Savings Bank, FSB (the "Bank") and its wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

(3) Conversion and Reorganization
---------------------------------
The Company is a Washington corporation which is the holding company for the Bank. The Company was recently organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Riverview M.H.C. ("MHC"), the former parent mutual holding company of the Bank, to stock form, and the reorganization of the Bank as a wholly-owned subsidiary of the Company, which was completed on September 30, 1997 (the "Conversion and Reorganization").

In the offering, 3,570,750 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $32.1 million after taking into consideration the $2.9 million for the establishment of an ESOP and the $800,000 in expenses. In addition to the shares sold in the offering, 2,557,188 shares of the Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.5359 shares for each share of the
Bank's common stock,   resulting in 6,127,938 total shares of the Company's
stock outstanding as of September 30, 1997.

(4) Recently Issued Accounting Pronouncements
---------------------------------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective beginning with the Company's third quarter ending on December 31, 1997. The impact of its adoption is not expected to be material to the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending March 31, 1999. Reclassification of earlier financial statements for comparative purposes is required. The impact of its adoption is not expected to be material to the Savings Bank.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the Company.

(5)   Investment Securities
---------------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following:

                                            Gross         Gross       Estimated
                           Amortized      Unrealized    Unrealized      Fair
                              Cost          Gains         Losses        Value
                           ----------     ----------    ----------    ----------
September 30, 1997
------------------
Agency securities          $8,460,000        $93,000     ($17,000)    $8,536,000
U.S. Treasury securities    1,001,000              0       (3,000)       998,000
                           ----------     ----------    ----------    ----------
    Total                  $9,461,000        $93,000     ($20,000)    $9,534,000
                           ==========     ==========    ==========    ==========

March 31, 1997
--------------
Agency securities         $12,467,000        $60,000     ($79,000)   $12,448,000
U.S. Treasury securities    7,989,000         12,000      (11,000)     7,990,000
                           ----------     ----------    ----------    ----------
    Total                 $20,456,000        $72,000     ($90,000)   $20,438,000
                           ==========     ==========    ==========    ==========

The contractual maturities of investment securities held to maturity at September 30, 1997 were as follows:

                                                                      Estimated
                                                         Amortized       Fair
September 30, 1997                                          Cost         Value
------------------                                       ---------    ---------
Due in one year or less                                 $3,017,000   $3,034,000
Due after one year through five years                    5,444,000    5,506,000
Due after five years through ten years                   1,000,000      994,000
                                                         ---------    ---------
    Total                                               $9,461,000   $9,534,000
                                                         =========    =========

The amortized cost and approximate fair value of investment securities available for sale consisted of the following:
                                             Gross         Gross       Estimated
                            Amortized     Unrealized    Unrealized       Fair
                               Cost          Gains         Losses        Value
September 30, 1997          ---------     ----------    ----------     ---------
Agency securities          $4,000,000        $11,000      ($5,000)    $4,006,000
U.S. Treasury securities      996,000          1,000         0.00        997,000
                            ---------     ----------    ----------     ---------
    Total                  $4,996,000        $12,000      ($5,000)    $5,003,000
                            =========     ==========    ==========     =========

March 31, 1997
--------------
Agency securities          $1,000,000             $0     ($25,000)      $975,000
U.S. Treasury securities    2,993,000           0.00      (69,000)     2,924,000
                            ---------     ----------    ----------     ---------
    Total                  $3,993,000             $0     ($94,000)    $3,899,000
                            =========     ==========    ==========     =========

The contractual maturities of investment securities available for sale at September 30, 1997 were as follows:
                                                                      Estimated
                                                         Amortized      Fair
September 30, 1997                                         Cost         Value
------------------                                       ---------    ---------
Due after one year through five years                           $0           $0
Due after five years through ten years                   4,996,000    5,003,000
Due after ten years                                              0            0
                                                         ---------    ---------
    Total                                               $4,996,000   $5,003,000
                                                         =========    =========

(6)   Mortgage-Backed Securities
--------------------------------
      Mortgage-backed securities held to maturity consisted of the following:

                                                 Gross      Gross     Estimated
                                   Amortized   Unrealized Unrealized    Fair
                                      Cost        Gains     Losses      Value
September 30, 1997
------------------                  ---------   ---------  --------   ---------
REMIC                              $6,259,000    $193,000        $0   6,452,000
FHLMC mortgage-backed securities    5,996,000     140,000   (18,000)  6,118,000
FNMA mortgage-backed securities    11,372,000     208,000   (20,000) 11,560,000
                                   ----------   ---------  --------  ----------
    Total                         $23,627,000    $541,000  ($38,000)$24,130,000
                                   ==========   =========  ========  ==========
March 31, 1997
--------------
REMIC                              $6,641,000    $139,000   ($4,000)  6,776,000
FHLMC mortgage-backed securities    6,800,000      89,000   (94,000)  6,795,000
FNMA mortgage-backed securities    12,961,000     125,000  (169,000) 12,917,000
                                   ----------   ---------  --------  ----------
    Total                         $26,402,000    $353,000 ($267,000)$26,488,000
                                   ==========   =========  ========  ==========

The contractual maturities of mortgage-backed securities held to maturity at September 30, 1997 were as follows:
                                                                      Estimated
                                                         Amortized       Fair
September 30, 1997                                          Cost         Value
------------------                                       ---------    ---------
Due in one year or less                                      $0.00        $0.00
Due after one year through five years                      534,000      535,000
Due after five years through ten years                   9,422,000    9,495,000
Due after ten years                                     13,671,000   14,100,000
                                                        ----------   ----------
                                                       $23,627,000  $24,130,000
                                                        ==========   ==========

Mortgage-backed securities available for sale at September 30, 1997 and March 31, 1997 consisted of the following:
                                                  Gross     Gross     Estimated
                                    Amortized  Unrealized Unrealized    Fair
                                       Cost        Gains    Losses      Value
September 30, 1997
------------------                  ---------   ---------  --------   ---------
REMIC                             $11,692,000       8,000 ($136,000) 11,564,000
FHLMC mortgage-backed securities    1,061,000       9,000         0   1,070,000
 FNMA mortgage-backed securities    1,114,000           0         0   1,114,000
                                    ---------   ---------  --------   ---------
    Total                         $13,867,000     $17,000 ($136,000)$13,748,000
                                   ==========   =========  ========  ==========
March 31, 1997
REMIC                              $1,922,000           0  ($19,000)  1,903,000
FHLMC mortgage-backed securities    1,100,000           0   (13,000)  1,087,000
                                    ---------   ---------  --------   ---------
    Total                          $3,022,000          $0  ($32,000) $2,990,000
                                   ==========   =========  ========  ==========

The contractual maturities of mortgage-backed securities available for sale at September 30, 1997 were as follows:
                                                                      Estimated
                                                         Amortized       Fair
September 30, 1997                                         Cost          Value
------------------                                     -----------  -----------
Due after five years through ten years                  $1,942,000   $1,948,000
Due after ten years                                    $11,925,000  $11,800,000
                                                       -----------  -----------
                                                       $13,867,000  $13,748,000
                                                       ===========  ===========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

PAGE

(7)  Loans Receivable
-------------------
Loans receivable consisted of the following:
                                                    September 30,     March 31,
                                                         1997           1997
Residential:                                          ----------     ----------
  One to four family                                 $96,203,000    $94,456,000
  Multi-family                                         4,843,000      5,439,000
Construction:
  One to four family                                  33,414,000     32,529,000
  Multi-family                                           395,000        547,000
  Commercial real estate                                 328,000        634,000
  Commercial                                           1,719,000        794,000
Consumer:
  Secured                                             14,046,000     12,797,000
  Unsecured                                            1,857,000      1,496,000
  Land                                                10,017,000      7,900,000
  Non-residential                                      8,861,000      8,997,000

                                                     171,683,000    165,589,000
Less:
  Undisbursed portion of loans                         11,794,000     11,087,000
  Deferred loan fees, net                               2,164,000      1,967,000
  Allowance for possible loan losses                      910,000        831,000
  Unearned discounts                                       10,000         10,000

  Loans receivable, net                     $156,805,000   $151,694,000


(8)  Loans Held for Sale
------------------------
The Bank sells substantially all long-term fixed rate mortgage loans in the secondary market. All such loans held for sale are identified as held for sale at the time of origination and are carried at the lower of cost or estimated market value on an aggregate porfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(9)  Borrowings
---------------
Borrowings are summarized as follows:

                                                    September 30,     March 31,
                                                         1997           1997
                                                            (Unaudited)
                                                     ----------     ----------
Other borrowed funds at Prime Rate                           $0       $237,000
                                                     ==========     ==========

Federal Home Loan Bank Advances                     $32,550,000    $27,180,000
                                                     ==========     ==========

     Weighted average interest rate:                      6.20%          6.49%
                                                     ==========     ==========

Borrowings have the following maturities at September 30, 1997:

                      1997                           $8,000,000
                      1998                           17,000,000
                      1999                            7,000,000
                      2000                              550,000
                                                     ----------
                                                    $32,550,000
                                                     ==========

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

General

At September 30, 1997, the Company had total assets of $282.2 million compared with $224.4 million at March 31, 1997. The $57.9 million or 25.8% increase in assets was primarily a result of the September 1997 stock offering which resulted in $32.1 million of net proceeds. Federal Home Loan Bank (FHLB) advances increased $5.4 million at September 30, 1997 compared to March 31, 1997. Deposits increased $19.1 million at September 30, 1997 compared to March 31, 1997, though $17.4 million of this increase represented deposits from over-subscription of the stock offering that were returned to subscribers October 1997. Net earnings was $1.5 million for the six months ended September 30, 1997.

Cash, including interest-earning accounts, totaled $61.5 million at September 30, 1997 compared to $7.0 million at March 31, 1997. The increase was primarily related to the stock offering. Loans increased $5.1 million to $156.8 million at September 30, 1997. One-to-four family mortgage loans, increased $1.7 million to $96.2 million. Consumer and commercial loans increased $2.5 million to $17.6 million. Land loans increased $2.1 million to $10.0 million at September 30, 1997. Consumer, commercial, and land loans carry higher interest rates and a higher degree of risk compared to one-to-four family mortgage loans. Deposits totaled $188.5 million at September 30, 1997, compared to $169.4 million at March 31, 1997. FHLB advances totaled $32.6 million at September 30, 1997 compared to $27.2 million at March 31, 1997.

Capital Resources

Total stockholders' equity increased $33.5 million for the six months to $58.6 million primarily as a result of the stock offering which was closed September 30, 1997, and resulted in net proceeds of $32.1 million.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum tangible, core and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At September 30, 1997 the Bank's tangible, core and risk-based capital ratios amounted to 12.94%, 12.94%, and 26.34%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                  Percent of
                                                  Adjusted
                                   Amount         Total Assets(1)
                                    (Dollars in thousands)
                                  -------          -------
 Tangible capital                 $39,000            12.9%
 Tangible capital requirement       4,523             1.5
                                  -------          -------
 Excess                           $34,477            11.4%

 Core capital                     $39,000            12.9%
 Core capital requirement(2)        9,045             3.0
                                  -------          -------
 Excess                           $29,955             9.9%

 Risk-based capital(3)            $39,289            26.3%
 Risk-based capital requirement    11,934             8.0%
                                  -------          -------
 Excess                           $27,355            14.3%

(1) Based on tangible assets of $301.5 million for purposes of the tangible capital requirement, total adjusted assets of $301.5 million for purposes of the core capital requirements, and risk-weighted assets of $149.2 million for purposes of risk-based capital requirement.

(2) The current OTS core capital requirement for savings  associations is 3% of
    total adjusted assets.   The OTS has proposed core capital requirements that
    would require a core capital ratio of 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness and a capital ratio of 4% to 5% for all other thrifts.

(3) Percentage represents total core and supplementary capital divided by total risk-weighted assets.


Bank Liquidity

OTS regulations require the Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short term borrowings of at least 5%. The short term (liquid assets with one year terms or less) required liquidity ratio is 1% of withdrawable deposit accounts plus short term borrowings. The Bank's short term and total regulatory liquidity ratios were 34.0% and 39.7% respectively at September 30, 1997 compared to 8.3% and 18.0%, respectively at March 31, 1997. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At September 30, 1997, the Bank had outstanding commitments to originate $4.1 million mortgage loans, none of which were committed to be sold in the secondary market, Cash, including interest-earning overnight investments, was $61.5 million at September 30, 1997 compared to $7.0 million at March 31, 1997. Investment securities and mortgage-backed securities available for sale at September 30, 1997 were $5.0 million and $13.7 million respectively, compared to $3.9 million and $3.0 million respectively at September 30, 1996.

Asset Quality

Real estate owned was zero at September 30, 1997, compared to $135,000 at March 31, 1997.

Allowance for loan losses was $910,000 at September 30, 1997, compared to $831,000 at March 31, 1997. Management deemed the allowance for loan losses at September 30, 1997 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Total loans past due increased $130,000 to $807,000 at September 30, 1997. Non-accrual loans and loans past due were as follows:

                     ---------At September 30, 1997------
                             (Dollars in thousands)
                           30-89 days  Non-accrual  Total
                           ----------  -----------  -----
One to four Family            $187        $391     $  578
Non-residential                107          -         107
Land                            -           -          -
Commercial                      -           -          -
Consumer                       112          10        122
                           ----------  -----------  -----
Total                         $406        $401     $  807


                      ---------At March 31, 1997---------
                             (Dollars in thousands)
                           30-89 days  Non-accrual   Total
                           ----------  -----------  -----
One to four Family            $212        $ 77     $  289
Non-residential                 -           -          -
Land                            -           -          -
Commercial                     109          -         109
Consumer                       269          10        279
                           ----------  -----------  -----
Total                         $590        $ 87     $  677



Recapture of Bad Debt Reserves

Recently enacted federal legislation repeals the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1996. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method, but instead are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1997, the Company's post-1987 reserves were approximately $873,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Company met the requirement to delay recapture for the tax year ending March 31, 1997, and expects to meet the requirement for the tax year ended March 31, 1998.


   COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                               1997 and 1996

Net interest income is the principle source of operating earnings of the Company, and results from the amount of income generated by interest-earning assets (primarily loans, mortgage-backed and other securities) less the interest cost incurred on interest-bearing liabilities (primarily customer deposits, and advances from the FHLB).

Net income for the three months ended September 30, 1997 was $756,000, or $0.13 per share, compared to $24,000, for the three months ended September 30, 1996. Per share information for the prior periods is not comparable as the Company did not complete its stock offering until September 30, 1997.

Interest income for the three months ended September 30, 1997 was $4.9 million, an increase of $490,000 or 11.2% over $4.4 million for the same period in 1996. Yield on interest-earning assets excluding loan fees for the three month 1997 period was 8.04% compared to 7.86% for the three month 1996 period. Loans generally have higher relative yields (including loan fees) than government securities and mortgage backed securities. The higher interest income resulted primarily from an increase in average assets, particularly growth in loans which also generate loan fees.

Interest expense for the three months ended September 30, 1997 was $2.4 million, an increase of $197,000 or 8.9% over $2.2 million for the same period in 1996. The cost of interest-bearing liabilities for the three month 1997 period was 4.59% compared to 4.70% for the three month 1996 period. The higher interest expense resulted from the increase in deposits and borrowings over the previous year.

Net interest income increased $293,000, or 13.6%, to $2.4 million for the three months ended September 30, 1997, compared to $2.2 million for the three months ended September 30, 1996. The Company's interest rate spread, or difference between yield on interest-earning assets excluding loan fees and cost of interest-bearing liabilities, for the three months ended September 30, 1997 averaged 3.45% compared to 3.16% for the three months ended September 30, 1996. The widening of the spread reflects the decrease in market
interest rates paid on deposits and on borrowings.   Net interest income
increased as a result of the increase in average loans outstanding, the higher yield (including loan fees) on loans versus securities, and the decrease in the rates paid for interest-bearing liabilities. Additionally, proceeds and over-subscription orders from the stock offering increased interest income for the three month period ending September 30, 1997. Refunds for over-subscriptions totaling $17.4 million were disbursed October 1, 1997.

The provision for loan losses was $45,000 for both the current quarter and last year, same quarter. The loan loss provision was deemed necessary based upon management's analysis of historical loss rates, current loan growth, and other factors considered.

Non-interest income for the three months ended September 30, 1997 was $591,000, compared to $486,000 for the same period a year ago. The $105,000 increase for the current quarter is primarily due to an $55,000 increase in deposit service charges resulting from an increased number of deposit accounts, and a $61,000 increase in loan origination fees on brokered loans.

Non-interest expense was $1.8 million for the three months ended September 30, 1997, in comparison to $2.5 million for the three months ended September 30, 1996. The 1997 quarter reflects the FDIC Savings Association Insurance Fund one-time special assessment of $947,000. The 1997 quarter reflects the addition of twelve full-time equivalent employees over the 1996 quarter. This resulted from adding four additional branch staff, four loan staff, and four administrative staff. Salaries and employee benefits increased $232,000 to $1.1 million for the quarter ended September 30, 1997, reflecting increased staff, and increased mortgage broker compensation.

Provision for federal income taxes was $408,000 and $24,000, for the 1997 and 1996 periods, respectively.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income for the six months ended September 30, 1997 was $1.5 million, compared to $659,000 for the six months ended September 30, 1996. The lower earnings for the 1996 period resulted primarily from the one-time FDIC special assessment of $947,000 before tax.

Interest income for the six months ended September 30, 1997 was $9.5 million, an increase of $901,000 or 10.5% over $8.6 million for the same period in 1996. Yield on interest-earning assets excluding loan fees for the six month 1997 period was 8.06% compared to 7.84% for the six month 1996 period. The higher interest income resulted primarily from an increase in average assets, particularly growth in loanswhich also generate loan fees.

Interest expense for the six months ended September 30, 1997 was $4.7 million, an increase of $281,000 or 6.4% over $4.4 million for the same period in 1996. The cost of interest-bearing liabilities for the six month 1997 period was 4.62% compared to 4.72% for the six month 1996 period. The higher interest expense resulted from the increase in deposits and borrowings over the previous year.

Net interest income increased $620,000, or 14.8%, to $4.8 million for the six months ended September 30, 1997, compared to $4.2 million for the six months ended September 30, 1996. The Bank's interest rate spread, or difference between yield on interest-earning assets excluding loan fees and cost of interest-bearing liabilities, for the six months ended September 30, 1997 averaged 3.44% compared to 3.12% for the six months ended September 30, 1996. Net interest income increased as a result of the increase in average loans outstanding, the higher yield (including loan fees) on loans versus securities, and the decrease in the rates paid for interest-bearing liabilities.

The provision for loan losses was $90,000 for both of the six month periods ended September 30, 1997 and 1996. The loan loss provision was deemed necessary based upon managements' analysis of historical loss rates, current loan growth, and other factors considered.

Non-interest income for the six months ended September 30, 1997 was $1.1 million compared to $923,000 for the same period a year ago. The $137,000 increase is primarily due to a $76,000 increase in loan fees on loans brokered through Riverview Mortgage Brokerage, and a $75,000 increase in service charges on deposit accounts.

Non-interest expense was $3.5 million for the six months ended September 30, 1997, in comparison to $4.0 million for the six months ended September 30, 1996. The FDIC Savings Association Insurance Fund one-time special assessment of $947,000 is included in the 1996 period. The 1997 period also reflects the addition of twelve full-time equivalent employees over the 1996 period.
Salaries and employee benefits increased $378,000 to $2.0 million for the six months ended September 30, 1997, reflecting increased staff and mortgage broker commissions.

Provision for federal income taxes was $798,000 and $354,000, for the 1997 and 1996 periods, respectively. The SAIF special assessment produced a tax-deductible expense of $947,000 and reduced net income before tax to $1,013,000 for the six months ended September 30, 1996, compared to $2,299,000 for the period ended September 30, 1997.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
        Not applicable

Item 2. Changes in Securities
        ---------------------
        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits:

            3(a) Articles of incorporation of the Company
            (incorporated by reference to the
            Company's  Registration Statement on Form
            S-1, as amended (333-30203))

            3(b) Bylaws of the Company (incorporated by
            reference to the Company's Registration
            Statement on Form S-1, as amended (333-
            30203))

            10(a) Employment Agreement with Patrick Sheaffer 10(b) Employment Agreement with Ron Wysaske 10(c) Severance Agreement with Michael C. Yount 10(d) Severance Agreement with Karen Nelson 10(e) Riverview Savings Bank, FSB Employee
                  Severance Compensation Plan
              27  Financial Data Schedule

        (b) Reports on Form 8-K: none

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RIVERVIEW BANCORP, INC.


DATE: November 5, 1997              BY:/s/PATRICK SHEAFFER
                                       --------------------
                                          Patrick Sheaffer
                                          President


DATE: November 5, 1997              BY:/s/RON WYSASKE
                                       --------------------
                                          Ron Wysaske
                                          Executive Vice President/Treasurer

                              EXHIBIT 10(a)
                  EMPLOYMENT AGREEMENT WITH PATRICK SHEAFFER



PAGE

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of September 30, 97, by and between RIVERVIEW SAVINGS BANK, FSB (the "BANK"), RIVERVIEW BANCORP, INC. (the "COMPANY"), a Washington corporation; and PATRICK SHEAFFER ("EXECUTIVE").

      WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

      WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

      WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, EXECUTIVE agrees to serve as President and Chief Executive Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.    TERMS AND DUTIES.

      (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

      (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $129,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

      (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

      (c) In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4. PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon (A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or
(D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

      (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one
(1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

      (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

      (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

      (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

      (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.    TERMINATION FOR DISABILITY.

      (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

      (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

      (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

      (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.    TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

      Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.    TERMINATION FOR CAUSE.

      For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the BANK or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

9.    REQUIRED PROVISIONS.

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or
(ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.

ss.1828(k) and any regulations promulgated thereunder.

10.   NOTICE.

      (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

      (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

      (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11. NON-COMPETITION.

      (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

      (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13. EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Washington, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.   INDEMNIFICATION.

      The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22. SUCCESSOR TO THE BANK OR THE COMPANY.

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.

ATTEST:                                   RIVERVIEW SAVINGS BANK, FSB

/s/Phyllis Kreibich                       BY:/s/Ron Wysaske
-------------------                          --------------
            [SEAL]

ATTEST:                                   RIVERVIEW BANCORP, INC.

/s/Phyllis Kreibich                       BY:/s/Ron Wysaske
-------------------                          --------------
            [SEAL]

WITNESS:

/s/Jacklyn Goodrich                          /s/Patrick Sheaffer
-------------------                          -------------------
                                                Patrick Sheaffer

                              EXHIBIT 10(b)
                    EMPLOYMENT AGREEMENT WITH RON WYSASKE



PAGE

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of September 30, 1997, by and between RIVERVIEW SAVINGS BANK, FSB (the "BANK"), RIVERVIEW BANCORP, INC. (the "COMPANY"), a Washington corporation; and RON WYSASKE ("EXECUTIVE").

      WHEREAS, EXECUTIVE serves in a position of substantial responsibility;

      WHEREAS, the BANK wishes to assure itself of the services of EXECUTIVE for the period provided in this Agreement; and

      WHEREAS, EXECUTIVE is willing to serve in the employ of the BANK on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, EXECUTIVE agrees to serve as Executive Vice President and Chief Financial Officer of the BANK. During said period, EXECUTIVE also agrees to serve, if elected, as an officer and director of the COMPANY or any subsidiary or affiliate of the COMPANY or the BANK. Executive shall render administrative and management duties to the BANK such as are customarily performed by persons situated in a similar executive capacity.

2.    TERMS AND DUTIES.

      (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the BANK (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the BANK will conduct a formal performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

      (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, EXECUTIVE shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the BANK; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, EXECUTIVE may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the BANK, or materially affect the performance of EXECUTIVE's duties pursuant to this Agreement.

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The BANK shall pay EXECUTIVE as compensation a salary of $92,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the BANK. During the period of this Agreement, EXECUTIVE's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase EXECUTIVE's Base Salary. In addition to the Base Salary provided in this Section 3(a), the BANK shall provide EXECUTIVE at no cost to EXECUTIVE with all such other benefits as are provided uniformly to permanent full-time employees of the BANK.

      (b) The BANK will provide EXECUTIVE with employee benefit plans, arrangements and perquisites substantially equivalent to those in which EXECUTIVE was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the BANK will not, without EXECUTIVE's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect EXECUTIVE's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), EXECUTIVE will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the BANK in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. EXECUTIVE will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the BANK, in which EXECUTIVE is eligible to participate. Nothing paid to EXECUTIVE under any such plan or arrangement will be deemed to be in lieu of other compensation to which EXECUTIVE is entitled under this Agreement, except as provided under Section 5(e).

      (c) In addition to the Base Salary provided for by paragraph (a) of this
Section 3, the BANK shall pay or reimburse EXECUTIVE for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4. PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during EXECUTIVE's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the BANK of EXECUTIVE's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof; (ii) EXECUTIVE's resignation from the BANK's employ, upon
(A) unless consented to by EXECUTIVE, a material change in EXECUTIVE's function, duties, or responsibilities, which change would cause EXECUTIVE's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of EXECUTIVE's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to EXECUTIVE from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the BANK, or (D) any breach of this Agreement by the BANK. Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, EXECUTIVE shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

      (b) Upon the occurrence of an Event of Termination, the BANK shall pay EXECUTIVE, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to EXECUTIVE for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination), to EXECUTIVE for the term of the Agreement provided, however, that if the BANK is not in compliance with its minimum capital requirements or if such payments would cause the BANK's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the BANK is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following EXECUTIVE's termination; provided, however, that if the remaining term of the Agreement is less than one
(1) year (determined as of EXECUTIVE's Date of Termination), such payments and benefits shall be paid to EXECUTIVE in a lump sum within thirty (30) days of the Date of Termination.

      (c) Upon the occurrence of an Event of Termination, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the COMPANY or the BANK. For purposes of this Agreement, a "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the BANK or the COMPANY has reasonably determined that a Change in Control has occurred, EXECUTIVE shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the BANK's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

      (c) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK shall pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's Date of Termination.

      (d) Upon the occurrence of a Change in Control followed by EXECUTIVE's termination of employment, the BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. In addition, EXECUTIVE shall be entitled to receive the value of employer contributions that would have been made on EXECUTIVE's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the BANK as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

      (e) Upon the occurrence of a Change in Control, EXECUTIVE shall be entitled to receive benefits due him under, or contributed by the COMPANY or the BANK on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the BANK or the COMPANY on EXECUTIVE's behalf to the extent that such benefits are not otherwise paid to EXECUTIVE upon a Change in Control.

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 5 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

6.    TERMINATION FOR DISABILITY.

      (a) If EXECUTIVE shall become disabled as defined in the BANK's then current disability plan (or, if no such plan is then in effect, if EXECUTIVE is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the BANK may terminate EXECUTIVE's employment for "Disability."

      (b) Upon EXECUTIVE's termination of employment for Disability, the BANK will pay EXECUTIVE, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of EXECUTIVE's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of EXECUTIVE's termination and will end on the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE attaining the age of sixty-five (65); or (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to EXECUTIVE under any plan of the BANK providing disability benefits to EXECUTIVE.

      (c) The BANK will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date EXECUTIVE returns to the full-time employment of the BANK, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between EXECUTIVE and the BANK; (ii) EXECUTIVE's full-time employment by another employer; (iii) EXECUTIVE's attaining the age of sixty-five (65); (iv) EXECUTIVE's death; or (v) the expiration of the term of this Agreement.

      (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to EXECUTIVE during any period during which EXECUTIVE is incapable of performing his duties hereunder by reason of temporary disability.

7.    TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE; RESIGNATION

      Termination by the BANK of EXECUTIVE based on "Retirement" shall mean retirement at or after attaining age sixty-five (65) or in accordance with any retirement arrangement established with EXECUTIVE's consent with respect to him. Upon termination of EXECUTIVE upon Retirement, EXECUTIVE shall be entitled to all benefits under any retirement plan of the BANK or the COMPANY and other plans to which EXECUTIVE is a party. Upon the death of EXECUTIVE during the term of this Agreement, the BANK shall pay to EXECUTIVE's estate the compensation due to EXECUTIVE through the last day of the calendar month in which his death occurred. Upon the voluntary resignation of EXECUTIVE during the term of this Agreement, other than in connection with an Event of Termination, the BANK shall pay to EXECUTIVE the compensation due to EXECUTIVE through his Date of Termination.

8.    TERMINATION FOR CAUSE.

      For purposes of this Agreement, "Termination for Cause" shall include termination because of EXECUTIVE's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on EXECUTIVE's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the BANK or its affiliates. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying termination for Cause and specifying the reasons thereof. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to EXECUTIVE under any stock option plan or any unvested awards granted under any other stock benefit plan of the BANK, the COMPANY, or any subsidiary or affiliate thereof, shall become null and void effective upon EXECUTIVE's receipt of Notice of Termination for Cause pursuant to Section 10 hereof, and shall not be exercisable by EXECUTIVE at any time subsequent to such Termination for Cause.

9.    REQUIRED PROVISIONS.

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the BANK): (i) by the Director of the Office of Thrift Supervision (the "Director") or his designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA or
(ii) by the Director, or his designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
section 1828(k) and any regulations promulgated thereunder.

10.   NOTICE.

      (a) Any purported termination by the BANK or by EXECUTIVE shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of EXECUTIVE's employment under the provision so indicated.

      (b) "Date of Termination" shall mean (A) if EXECUTIVE's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, other than Termination for Cause, the date specified in the Notice of Termination . In the event of EXECUTIVE's Termination for Cause, the Date of Termination shall be the same as the date of the Notice of Termination.

      (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by EXECUTIVE in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the BANK will continue to pay EXECUTIVE his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11. NON-COMPETITION.

      (a) Upon any termination of EXECUTIVE's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, EXECUTIVE agrees not to compete with the BANK and/or the COMPANY for a period of one (1) year following such termination in any city, town or county in which the BANK and/or the COMPANY has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. EXECUTIVE agrees that during such period and within said cities, towns and counties, EXECUTIVE shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the BANK and/or the COMPANY. The parties hereto, recognizing that irreparable injury will result to the BANK and/or the COMPANY, its business and property in the event of EXECUTIVE's breach of this Subsection 11(a) agree that in the event of any such breach by EXECUTIVE, the BANK and/or the COMPANY will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by EXECUTIVE, EXECUTIVE's partners, agents, servants, employers, employees and all persons acting for or with EXECUTIVE. EXECUTIVE represents and admits that in the event of the termination of his employment pursuant to Section 4 hereof, EXECUTIVE's experience and capabilities are such that EXECUTIVE can obtain employment in a business engaged in other lines and/or of a different nature than the BANK and/or the COMPANY, and that the enforcement of a remedy by way of injunction will not prevent EXECUTIVE from earning a livelihood. Nothing herein will be construed as prohibiting the BANK and/or the COMPANY from pursuing any other remedies available to the BANK and/or the COMPANY for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

      (b) EXECUTIVE recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the BANK and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the BANK. EXECUTIVE will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, EXECUTIVE may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the BANK. In the event of a breach or threatened breach by EXECUTIVE of the provisions of this Section, the BANK will be entitled to an injunction restraining EXECUTIVE from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the BANK or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the BANK from pursuing any other remedies available to the BANK for such breach or threatened breach, including the recovery of damages from EXECUTIVE.

12.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

13. EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the BANK or any predecessor of the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the BANK, the COMPANY and their respective successors and assigns.

15.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Washington, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that EXECUTIVE shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK, if successful pursuant to a legal judgment, arbitration or settlement.

21.   INDEMNIFICATION.

      The BANK shall provide EXECUTIVE (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify EXECUTIVE (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the BANK (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22. SUCCESSOR TO THE BANK OR THE COMPANY.

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

     IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.

ATTEST:                                   RIVERVIEW SAVINGS BANK, FSB

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
                [SEAL]


ATTEST:                                   RIVERVIEW BANCORP, INC.

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
                [SEAL]

WITNESS:

/s/Jacklyn Goodrich                          /s/Ron Wysaske
-------------------                          --------------
                                                Ron Wysaske

                              EXHIBIT 10(c)
                    SEVERANCE AGREEMENT WITH MICHAEL C. YOUNT



PAGE

                                    AGREEMENT

      This AGREEMENT is made effective as of September 30, 1997 by and between RIVERVIEW SAVINGS BANK, FSB (the "BANK"); RIVERVIEW BANCORP, INC.
(the "COMPANY"); and MICHAEL C. YOUNT ("EXECUTIVE").

      WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Senior Vice President of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.    TERM OF AGREEMENT

      The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the

Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten
(10) days of EXECUTIVE's date of termination.

      (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to his severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three
(3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.

ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to him without reference to this Agreement.

5.    NO ATTACHMENT

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.    MODIFICATION AND WAIVER

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.    REQUIRED PROVISIONS

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.    SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.    HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.   GOVERNING LAW

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Washington, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty
(50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.   SOURCE OF PAYMENTS

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13. SUCCESSOR TO THE BANK OR THE COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   SIGNATURES

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.

ATTEST:                                   RIVERVIEW SAVINGS BANK, FSB

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
            [SEAL]

ATTEST:                                   RIVERVIEW BANCORP, INC.

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
            [SEAL]

WITNESS:

/s/Jacklyn Goodrich                          /s/Michael C. Yount
-------------------                          -------------------
                                                Michael C. Yount

                              EXHIBIT 10(d)
                    SEVERANCE AGREEMENT WITH KAREN NELSON



PAGE

                                    AGREEMENT

      This AGREEMENT is made effective as of September 30, 1997 by and between RIVERVIEW SAVINGS BANK, FSB (the "BANK"); RIVERVIEW BANCORP, INC.
(the "COMPANY"); and KAREN NELSON ("EXECUTIVE").

      WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect her position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein); and

      WHEREAS, EXECUTIVE serves in the position of Vice President (Lending) of the Bank, a position of substantial responsibility;

      NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.    TERM OF AGREEMENT

      The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK ("Board") may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2. PAYMENTS TO EXECUTIVE UPON CHANGE IN CONTROL.

      (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of
Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elects to voluntarily terminate her employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of her principal place of employment by more than 35 miles from its location immediately prior to the Change in Control.

      (b) A "Change in Control" of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the

Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.

      (c) EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term "Termination for Cause" shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to her a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for her, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause.

3.    TERMINATION

      (a) Upon the occurrence of a Change in Control, followed within twelve
(12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of ss.280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten
(10) days of EXECUTIVE's date of termination.

      (b) Upon the occurrence of a Change in Control of the BANK followed within twelve (12) months of the effective date of a Change in Control by EXECUTIVE's voluntary or involuntary termination of employment, other than Termination for Cause, the BANK shall cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the BANK for EXECUTIVE prior to her severance. Such coverage and payments shall cease upon expiration of thirty-six (36) months from the date of EXECUTIVE's termination.

      (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change in Control, would be deemed to include an "excess parachute payment" under ss.280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three
(3) times EXECUTIVE's "base amount" under ss.280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

      (d) Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.

ss.1828(k) and any regulations promulgated thereunder.

4.    EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFIT PLANS

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior agreement between the BANK and EXECUTIVE, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to EXECUTIVE of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that EXECUTIVE is subject to receiving fewer benefits than those available to her without reference to this Agreement.

5.    NO ATTACHMENT

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, EXECUTIVE, the COMPANY, the BANK and their respective successors and assigns.

6.    MODIFICATION AND WAIVER

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7.    REQUIRED PROVISIONS

      (a) The BANK may terminate EXECUTIVE's employment at any time, but any termination by the BANK, other than Termination for Cause, shall not prejudice EXECUTIVE's right to compensation or other benefits under this Agreement. EXECUTIVE shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 2(c) herein.

      (b) If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

      (c) If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      (d) If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

      (e) All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

8.    SEVERABILITY

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

9.    HEADINGS FOR REFERENCE ONLY

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

10.   GOVERNING LAW

      The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Washington, unless preempted by Federal law as now or hereafter in effect. In the event that any provision of this Agreement conflicts with 12 C.F.R. Section 563.39(b), the latter provision shall prevail.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within fifty
(50) miles from the location of the BANK, in accordance with the rules of the American Arbitration Association then in effect.

11.   SOURCE OF PAYMENTS

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the BANK. The COMPANY, however, guarantees all payments and the provision of all amounts and benefits due hereunder to EXECUTIVE and, if such payments are not timely paid or provided by the BANK, such amounts and benefits shall be paid or provided by the COMPANY.

12.   PAYMENT OF LEGAL FEES

      All reasonable legal fees paid or incurred by EXECUTIVE pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the BANK if EXECUTIVE is successful on the merits pursuant to a legal judgment, arbitration or settlement.

13. SUCCESSOR TO THE BANK OR THE COMPANY

      The BANK and the COMPANY shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the BANK or the COMPANY, expressly and unconditionally to assume and agree to perform the BANK's or the COMPANY's obligations under this Agreement, in the same manner and to the same extent that the BANK or the COMPANY would be required to perform if no such succession or assignment had taken place.

14.   SIGNATURES

      IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 30th day of September, 1997.

ATTEST:                                   RIVERVIEW SAVINGS BANK, FSB

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
            [SEAL]

ATTEST:                                   RIVERVIEW BANCORP, INC.

/s/Phyllis Kreibich                       BY:/s/Patrick Sheaffer
-------------------                          -------------------
            [SEAL]

WITNESS:

/s/Jacklyn Goodrich                          /s/Karen M. Nelson
-------------------                          ------------------
                                                Karen M. Nelson

                              EXHIBIT 10(e)
                        RIVERVIEW SAVINGS BANK, FSB
                    EMPLOYEE SEVERANCE COMPENSATION PLAN



PAGE

                           RIVERVIEW SAVINGS BANK, FSB
                      EMPLOYEE SEVERANCE COMPENSATION PLAN

                                  PLAN PURPOSE

      The purpose of this Riverview Savings Bank, FSB Employee Severance Compensation Plan is to assure the services of employees of the Savings Bank in the event of a Change in Control. The benefits contemplated by the Plan recognize the value to the Savings Bank of the services and contributions of the employees of the Savings Bank and the effect upon the Savings Bank resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control. The Board believes that the Plan will also aid the Savings Bank in attracting and retaining the highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Savings Bank's employees will reduce the distractions and other adverse effects on employees' performance in the event of a Change in Control.

                                    ARTICLE I

                              ESTABLISHMENT OF PLAN

      1.1   Establishment of Plan

      As of the Effective Date of the Plan as defined herein, the Savings Bank hereby establishes an employee severance compensation plan to be known as the Riverview Savings Bank, FSB Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

      1.2   Application of Plan

      The benefits provided by this Plan shall be available to all employees of the Savings Bank, who, at or after the Effective Date, meet the eligibility requirements of Article III, except for those officers of the Savings Bank who have entered into, or who enter into in the future, and continue to be subject to, an employment or change in control agreement with the Employer.

      1.3   Contractual Right to Benefits

      This plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder in the event of a Change in Control, enforceable by the Participant against the Employer, the Savings Bank, or both. The Plan does not provide, and should not be construed as providing, benefits of any kind to any employee, except in the event of a Change in Control and, in the event of a Change in Control, only upon the involuntary or voluntary termination of an employee in the manner contemplated herein.

                                   ARTICLE II
                          DEFINITIONS AND CONSTRUCTION

      2.1   Definitions

      Whenever used in the Plan, the following terms shall have the meanings set forth below.

      "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and cash compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the 12-month period ending on the last day of the month preceding the date of a Participant's termination pursuant to Section 4.2. For purposes of this Plan, a Participant's "Monthly Compensation" shall equal one-twelfth of a Participant's Annual Compensation as determined in accordance with this paragraph.

      "Board" means the Board of Directors of the Savings Bank.

      "Change in Control" shall mean an event deemed to occur if and when (a) there occurs a change in control of the Savings Bank or the Company within the meaning of the Home Owners Loan Act of 1933 and 12 C.F.R. Part 574, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Savings Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Savings Bank's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (a) - (d) occur, the Board shall determine the effective date of the change in control resulting therefrom, for purposes of the Plan.

      "Company" means Riverview Bancorp, Inc., a Washington corporation, the holding company of the Savings Bank.

      "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board must advise the Board that it is either not possible to determine if or when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said employee's lifetime.

      "Effective Date" means the date the Plan is approved by the Board of the Savings Bank, or such other date as the Board shall designate in its resolution approving the Plan.

      "Employer" means (i) the Savings Bank or (ii) a subsidiary of the Savings Bank or a parent company of the Savings Bank which has adopted the plan pursuant to Article VI hereof.

      "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to
Section 8.1.

      "Just Cause" shall means termination because of Participant's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other similar offenses) or any final cease-and desist order.

      "Payment"  means the payment of  severance  compensation  as provided in
Article IV hereof.

      "Participant" means an employee who meets the eligibility requirements of Article III.

      "Plan" means this Riverview Savings Bank, FSB Employee Severance Compensation Plan.

      "Savings Bank" means Riverview Savings Bank, FSB or any successor as provided for in Article VII hereof.

      2.2   Applicable Law

      The laws of the State of Washington shall be controlling law in all matters relating to the Plan to the extent not preempted by Federal law.

      2.3   Severability

      If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                   ARTICLE III
                                   ELIGIBILITY

      3.1   Participation

      The term "Participant" shall include an employee of an Employer who has completed at least one (1) year of service with the Employer at the time of any termination pursuant to Section 4.2 herein. Notwithstanding the foregoing, persons who have entered into and continue to be covered by an individual employment contract or change in control agreement with an Employer shall not be entitled to participate in this Plan.

      3.2   Duration of Participation

      A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                                   ARTICLE IV
                                    PAYMENTS

      4.1   Right to Payment

      A Participant shall be entitled to receive from his or her Employer a Payment in the amount provided in Section 4.3 if a Change in Control occurs and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for the reasons specified in
Section 4.2, Disability or for Just Cause.

      4.2   Reasons for Termination

      Following a Change in Control, a Participant shall be entitled to a Payment in accordance with Section 4.3 if employment by an Employer is terminated, voluntary or involuntary, for any one or more of the following reasons:

            (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

            (b) The Employer materially changes the Participant's function, duties or responsibilities which would cause the Participant's position to be one of lesser responsibility, importance or scope with the Employer than immediately prior to the Change in Control.

            (c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than thirty-five (35) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

            (d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction in benefits and perquisites generally provided to all employees of the Savings Bank on a nondiscriminatory basis shall not trigger a Payment pursuant to this Plan.

            (e) A successor to the Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VII.

            (f) The Employer, or any successor to the Employer, breaches any other provisions of this Plan.

            (g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

      4.3   Amount of Payment

            Each Participant entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to the product of the Participant's Monthly Compensation and the Participant's years of service (including partial years rounded up to the nearest full month) from the employee's date of hire through the date of termination. Notwithstanding anything herein to the contrary, (i) the maximum payment to a Participant under the Plan shall not exceed two hundred percent (200%) of Annual Compensation and the (ii) minimum payment shall be two hundred percent (200%) of a Participant's Monthly Compensation (determined without regard to the Participant's period of service).

      The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

      4.4   Time of Payment

      The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than thirty (30) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative of behalf of or for the benefit of the Participant's estate.

      4.5   Suspension of Payment

      Notwithstanding the foregoing, no payments or portions thereof shall be made under this Plan, if such payment or portion would result in the Savings Bank failing to meet its minimum regulatory capital requirements as required by 12 C.F.R. ss.567.2. Any payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet the Savings Bank's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                                    ARTICLE V
                     OTHER RIGHTS AND BENEFITS NOT AFFECTED

      5.1   Other Benefits

      Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

      5.2   Employment Status

      This Plan does not constitute a contract of employment or impose on the Participant's Employer any obligation to retain the Participant, to maintain the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                                   ARTICLE VI
                             PARTICIPATING EMPLOYERS

      6.1 Upon approval by the Board of the Savings Bank, this Plan may be adopted by any subsidiary of the Savings Bank or by the Company. Upon such adoption, the subsidiary or the Company shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the employees of that subsidiary or the Company. The term "subsidiary" means any corporation in which the Savings Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

                                   ARTICLE VII
                          SUCCESSOR TO THE SAVINGS BANK

      7.1 The Savings Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank, expressly and unconditionally to assume and agree to perform the Savings Bank's obligations under this plan, in the same manner and to the same extent that the Savings Bank would be required to perform if no such succession or assignment had taken place.

                                  ARTICLE VIII
                       DURATION, AMENDMENT AND TERMINATION

      8.1   Duration

      If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of the Savings Bank.

      Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

      8.2   Amendment and Termination

      The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of the Savings Bank, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

      8.3   Form of Amendment

      The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Savings Bank, certifying that the amendment or termination has been approved by the Board. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

      8.4   No Attachment

      (a) Except as required by law, no right to receive payments under this Plan shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect such action shall be null, void, and of no effect.

      (b) This Plan shall be binding upon, and inure to the benefit of, each employee, the Employer and their respective successors and assigns.

                                   ARTICLE IX
                             LEGAL FEES AND EXPENSES

      9.1 All reasonable legal fees and other expenses paid or incurred by a party hereto pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the prevailing party in any legal judgment, arbitration or settlement.

                                    ARTICLE X
                               REQUIRED PROVISIONS

      10.1 The Savings Bank may terminate the employee's employment at any time, but any termination by the Savings Bank, other than Termination for Cause, shall not prejudice employee's right to compensation or other benefits under this Agreement if the employee is otherwise entitled to a benefit. The employee shall not have the right to receive compensation or other benefits for any period after termination for Just Cause as defined in Section 2.1 hereinabove.

      10.2 If the employee is suspended and/or temporarily prohibited from participating in the conduct of the Savings Bank's affairs by a notice served under Section 8(e)(3) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(3) or (g)(1), the Savings Bank's obligations under this Plan to such employee shall be suspended as of the date of service, unless stated by appropriate proceedings. If the charges in the notice are dismissed, the Savings Bank may in its discretion (i) pay the employee all or part of the compensation withheld while their contract obligations were suspended and (ii) reinstate (in whole or in part) any of the obligation which were suspended.

      10.3 If the employee is removed and/or permanently prohibited from participating in the conduct of the Savings Bank's affairs by an order issued under Section 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(e)(4) or (g)(1), all obligations of the Savings Bank under this Plan to the employee shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

      10.4 If the Savings Bank is in default as defined in Section 3(x)(1) of the Federal Deposit Insurance Act, 12 U.S.C. ss.1818(x)(1), all obligations of the Savings Bank under this Plan shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

      10.5 All obligations of the Savings Bank under this contract shall be terminated, except to the extent determined that continuation of the contract is necessary for the continued operation of the institution, (i) by the Director of the OTS (or his designee) or (ii) the Federal Deposit Insurance Corporation ("FDIC") at the time FDIC enters into an agreement to provide assistance to or on behalf of the Savings Bank under the authority contained in Section 13(c) of the Federal Deposits Insurance Act, 12 U.S.C. ss.1823(c); or (ii) by the Director of the OTS (or his designee) at the time the Director (or his designee) approves a supervisory merger to resolve problems related to the operations of the Savings Bank or when the Savings Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      10.6 Any payments made to an employee pursuant to this Plan or otherwise shall be conditioned upon compliance under 12 U.S.C. ss.1828(k) and any regulations promulgated thereunder.

                                   ARTICLE XI
                           ADMINISTRATION OF THE PLAN

      11.1 The Plan shall be administered by the Board (or, by a committee of non-employee directors designated by the Board). Subject to the other provisions of the Plan, the Board shall have authority to adopt, amend, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, to interpret the provisions of the Plan and to decide all disputes arising in connection with the Plan. The Board may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent it shall deem appropriate to carry the Plan into effect, in its sole and absolute discretion. The Board's decision and interpretations shall be final and binding. Any action of the Board with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members.

      Having been adopted by its Board on August 20, 1997, this Plan is executed by duly authorized officer of the Savings Bank this 30th day of September, 1997.

Attest

/s/Phyllis Kreibich                    /s/Patrick Sheaffer
-------------------                    -------------------
   Secretary                           Patrick Sheaffer
                                       President and Chief Executive Officer