Form 10-Q
period 1997-12-31
RIVERVIEW BANCORP INC
filed 1998-02-10
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
----- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------
                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
----- THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
                      Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington                                 91-1838969
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

             700 N.E. Fourth Ave. Camas, WA  98607
            (Address of principal executive office)

Registrant's telephone number, including area code:  (360)834-2231

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---6,133,326 shares as of December 31, 1997.

                             Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

                               INDEX
                                                                  Page
Part I.  Financial Information                                    ----

Item 1: Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
as of December 31, 1997 and March 31, 1997                          1

Consolidated Statements of Income: Nine Months
 and Three Months Ended December 31, 1997 and 1996                  2

Consolidated Statements of Shareholders' Equity
for the Year ended March 31, 1997 and for the
Nine Months Ended December 31, 1997                                 3

Consolidated Statements of Cash Flows for the
Nine Months Ended December 31, 1997 and 1996                        4

Notes to Consolidated Financial Statements                       5-10
(unaudited)

Item 2: Management's Discussion and Analysis of
Financial Condition and Results of Operations                   11-18


Part II. Other Information                                      19-21

SIGNATURES                                                         22

EXHIBITS                                                        23-24

                      RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                  Consolidated Statements of Financial Condition
                    As of December 31, 1997 and March 31, 1997
                                    (Unaudited)
                                                December 31,     March 31,
                                                    1997           1997
                                                ------------    -----------
ASSETS
Cash (including interest-earning accounts of
  $5,843,000 and $1,450,000)                    $11,480,000     $6,951,000
Loans held for sale                                 709,000         80,000
Investment securities held to maturity at
  amortized cost, (fair value of $9,463,000
  and $20,438,000)                                9,395,000     20,456,000
Investment securities available for sale,
 at fair value (amortized cost of $10,997,000
 and $3,993,000)                                 11,004,000      3,899,000
Mortgage-backed securities held to maturity,
  at amortized cost, (fair value of
  $22,624,000 and $26,488,000)                   22,152,000     26,402,000
Mortgage-backed securities available for sale,
 at fair value (amortized cost of $33,868,000
 and $3,022,000)                                 33,867,000      2,990,000
Loans receivable (net of allowance of $957,000
  and $831,000 for loan losses)                 162,792,000    151,694,000
Real Estate Owned                                         0        135,000
Prepaid expenses and other assets                   889,000      1,141,000
Accrued interest receivable                       1,555,000      1,449,000
Federal Home Loan Bank stock                      1,929,000      1,756,000
Premises and equipment, net                       4,718,000      4,632,000
Land held for development                           471,000        471,000
Core deposit intangible, net                      2,084,000      2,329,000
                                               ------------   ------------
TOTAL ASSETS                                   $263,045,000   $224,385,000
                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposit accounts                               $171,379,000   $169,416,000
Accrued expenses and other liabilities            2,147,000      2,264,000
Advance payment by borrowers for taxes
 and insurance                                       53,000        123,000
Deferred income taxes, net                          143,000        143,000
Other borrowed funds                                      0        237,000
Federal Home Loan Bank advances                  29,550,000     27,180,000
                                               ------------   ------------
Total Liabilities                               203,272,000    199,363,000

SHAREHOLDERS' EQUITY
 Common stock, Dec. - $.01 par value;
  50,000,000 authorized;  6,133,326
  issued, 5,788,456 outstanding;
  March - $1.00 par value 4,000,000
  authorized, 2,416,301, issued,
  2,383,239 outstanding                              61,000      2,416,000
 Additional paid-in capital                      53,341,000     16,043,000
 Unearned shares issued to employee
  stock ownership trust                          (2,993,000)      (386,000)
 Retained earnings                                9,360,000      7,033,000

 Net unrealized gain(loss) on
  securities available for sale                       4,000        (84,000)
                                               ------------   ------------
Total shareholders' equity                       59,773,000     25,022,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $263,045,000   $224,385,000
                                               ============   ============
The accompanying notes are an integral part of these unaudited consolidated statements.

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Income
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                    December 31,             December 31,
                                1997           1996       1997          1996
                            -----------   -----------  -----------  ----------
INTEREST INCOME
 Interest on loans
  receivable                 $3,798,000    $3,323,000  $11,150,000  $9,763,000
 Interest on investment
  securities                    273,000       458,000      915,000   1,440,000
 Interest on mortgage-backed
  securities                    849,000       538,000    2,106,000   1,615,000
 Other interest and dividends   368,000        42,000      609,000     134,000
                             ----------    ----------  -----------  ----------
      Total interest income   5,288,000     4,361,000   14,780,000  12,952,000
                             ----------    ----------  -----------  ----------

INTEREST EXPENSE
 Interest on deposits         1,870,000     1,793,000    5,543,000   5,258,000
 Interest on borrowings         514,000       497,000    1,514,000   1,424,000
                             ----------    ----------  -----------  ----------
       Total interest expense 2,384,000     2,290,000    7,057,000   6,682,000
                             ----------    ----------  -----------  ----------

       Net interest income    2,904,000     2,071,000    7,723,000   6,270,000

Less provision for loan
  losses                         45,000        45,000      135,000     135,000
                             ----------    ----------  -----------  ----------
       Net interest income
        after provision for
        loan losses           2,859,000     2,026,000    7,588,000   6,135,000
                             ----------    ----------  -----------  ----------

NON-INTEREST INCOME
  Fees and service charges      477,000       332,000    1,263,000     939,000
 Gain on sale of loans held
  for sale                       18,000       (32,000)      57,000      48,000
 Gain on sale of securities       5,000        20,000       38,000      20,000
 Loan servicing income           62,000        72,000      194,000     213,000
 Other                           17,000        27,000       87,000     122,000
                             ----------    ----------  -----------  ----------
       Total non-interest
        income                  579,000       419,000    1,639,000   1,342,000
                             ----------    ----------  -----------  ----------

NON-INTEREST EXPENSE
Salaries and employee
 benefits                     1,118,000       793,000    3,153,000   2,450,000
Occupancy                       335,000       284,000      970,000     789,000
FDIC insurance premium           26,000        90,000       79,000   1,216,000
Amortization of excess
 of cost over fair value
 of deposits acquired            82,000        82,000      245,000     245,000
Marketing                        43,000        54,000      212,000     206,000
Other                           202,000       220,000      637,000     636,000
                             ----------    ----------  -----------  ----------
       Total non-interest
        expense               1,806,000     1,523,000    5,296,000   5,542,000
                             ----------    ----------  -----------  ----------

INCOME BEFORE FEDERAL
 INCOME TAXES                 1,632,000       922,000    3,931,000   1,935,000


FEDERAL INCOME TAX EXPENSE      559,000       312,000    1,357,000     666,000
                             ----------    ----------  -----------  ----------

NET INCOME                   $1,073,000    $  610,000  $ 2,574,000  $1,269,000
                             ==========    ==========  ===========  ==========

Earnings per common share (1)     $0.19          0.00        $0.45        0.00
Earnings per common share,
 assuming dilution (1)            $0.18          0.00        $0.43        0.00

Weighted average number of
 shares outstanding (2)                                                   0.00
       Basic                  5,764,092          0.00    5,763,914        0.00
       Assuming dilution      5,934,348          0.00    5,934,170        0.00


(1) Per share information for the prior periods is not comparable as the Company did not complete its stock offering until September 30, 1997. See
    Note 3.
(2) Shares outstanding for the quarter ending December 31, 1997 were used in the calculation of weighted average shares outs for the quarter and nine months ended December 31, 1997.
The accompanying notes are an integral part of these unaudited consolidated statements.


                     RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                  For the Year ended March 31, 1997 and for the
                       Nine Months ended December 31, 1997
                                      (Unaudited)
                                                                                  UNREALIZED
                                                                                   GAIN ON
                                                                                  SECURITIES
                                              ADDITIONAL    UNEARNED               AVAILABLE
                     COMMON STOCK               PAID IN       ESOP      RETAINED    FOR SALE
                        SHARES      AMOUNT      CAPITAL      SHARES     EARNINGS   NET OF TAX      TOTAL
Balance, March 31,    2,155,206  $2,195,000  $12,233,000  ($439,000)  $9,137,000   ($40,000)   $23,086,000
 1996

Net Income                -           -            -           -       2,008,000       -         2,008,000

Cash dividends            -           -            -           -        (212,000)      -          (212,000)

Exercise of stock
 options                  1,500      2,000       10,000        -            -          -            12,000

Earned ESOP shares       10,019       -          65,000     107,000         -          -           172,000

10% Stock Dividend      216,514    219,000    3,735,000     (54,000)  (3,900,000)      -              -

Change in net
 unrealized loss on
 securities available
 for sale, net            -           -            -           -            -       (44,000)       (44,000)
                     ---------- ----------  -----------  ----------   ----------   --------    -----------
Balance, March 31,
 1997                 2,383,239 $2,416,000  $16,043,000   ($386,000)  $7,033,000   ($84,000)   $25,022,000
                     ---------- ----------  -----------  ----------   ----------   --------    -----------
Net Income                -           -            -           -       2,574,000       -         2,574,000

Cash dividends            -           -            -           -        (247,000)      -          (247,000)

Issuance and exchange
  of common stock as
  a result of
  conversion/
  reorganization     3,660,666  (2,358,000)  37,080,000        -            -          -        34,722,000

Shares acquired
 for ESOP             (285,660)       -            -     (2,856,000)                            (2,856,000)

Exercise of stock
 options                 5,579       3,000       30,000        -            -          -            33,000

Earned ESOP shares      24,632        -         188,000     249,000         -          -           437,000

Change in net
 unrealized gain on
 securities available
 for sale, net            -           -            -           -            -        88,000         88,000
                     ---------- ----------  -----------  ----------   ----------   --------    -----------
Balance, December 31,
 1997                 5,788,456    $61,000  $53,341,000 ($2,993,000)  $9,360,000     $4,000    $59,773,000
                     ========== ==========  ===========  ==========   ==========   ========    ===========

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                            3

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
             For the Nine Months ended December 31, 1997 and 1996
                                   (Unaudited)            Nine Months Ended
                                                             December 31,
                                                         1997         1996
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $2,574,000   $1,269,000
Adjustments for noncash items:
  Depreciation and amortization                          679,000      547,000
  Provision for losses on loans and real estate owned    135,000      135,000
  Noncash compensation expense related to ESOP benefit   437,000      172,000
  Federal Home Loan Bank stock dividend                 (109,000)     (99,000)
  Decrease (increase) in loans held for sale            (629,000)     475,000
  Decrease (increase) in accrued  interest receivable   (106,000)       6,000
  (Decrease) increase in accrued expenses and other
   liabilities                                          (117,000)     767,000
  Decrease in other assets                               252,000      486,000
  Net (gain) on sale of real estate owned, mortgage-
   backed and investment securities, premises and
   equipment                                             (95,000)        0.00
  Accretion of discounts on investment securities,
   purchased loans and mortgage-backed securities        (64,000)     (63,000)
  Increase in deferred loan origination fees             331,000      252,000
 Other, net                                                    0     (206,000)
                                                    ------------  -----------
         Net cash provided by
          operating activities                         3,288,000    3,741,000
                                                    ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                  (70,801,000) (64,247,000)
  Principal repayments on loans and participations
   purchase                                           59,072,000   43,713,000
  Proceeds from call, maturity, or sale of investment
   securities available for sale                       5,003,000    2,000,000
  Principal repayments on mortgage-backed securities
   held to maturity                                    4,434,000    1,988,000
  Principal repayments on mortgage-backed securities
   available for sale                                    498,000            0
  Proceeds from mortgage-backed securities available
   for sale                                            2,280,000    1,868,000
Purchase of mortgage-backed securities available
 for sale                                            (33,632,000)  (1,807,000)
  Purchase of mortgage-backed securities held to
   maturity                                                 0.00   (1,228,000)
  Purchase of investment securities available for
   sale                                              (12,000,000)  (1,518,000)
  Proceeds from call or maturity of investment
   securities                                         10,978,000    6,182,000
  Purchase of Federal Home Loan Bank stock               (64,000)           0
  Purchase of premises and equipment                    (520,000)    (593,000)
  Proceeds from sale of real estate                      135,000         0.00
                                                    ------------  -----------
         Net cash (used in)
          investing activities                       (34,617,000) (13,642,000)
                                                    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                     1,963,000    9,574,000
  Dividends paid                                        (304,000)    (154,000)
  Proceeds from issuance of common stock, net
   of related costs                                   34,755,000        4,000
  Funding provided to ESOP for purchase of common
   stock                                              (2,856,000)           0
  Proceeds from FHLB advances                         35,800,000   55,450,000
  Repayment of FHLB advances                         (33,430,000) (52,050,000)
  Repayment of other borrowed funds                            0      (79,000)
  Net (decrease) in advances from borrowers              (70,000)      (1,000)
                                                    ------------  -----------
         Net cash provided by
          financing activities                        35,858,000   12,744,000
                                                    ------------  -----------
NET INCREASE (DECREASE) IN CASH                        4,529,000    2,843,000
CASH, BEGINNING OF PERIOD                              6,951,000    5,585,000
                                                    ------------  -----------
CASH, END OF PERIOD                                 $ 11,480,000  $ 8,428,000
                                                    ============  ===========

The accompanying notes are an integral part of these unaudited consolidated statements.

Supplemental Disclosures
Cash paid during the period for:
  Interest                                           $7,129,000   $6,686,000
  Income taxes                                       $1,403,000     $675,000
Fair value adjustment to securities and
 mortgage-backed securities available for sale         $133,000      $20,000
Income tax effect related to fair value adjustment      $45,000      ($6,000)

Non-cash Investing Activities
  Compensation expense recognized for shares
   released for allocation to participants of
   the ESOP                                            $437,000     $172,000

               RIVERVIEW BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
                            (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. Certain amounts for prior periods have been reclassified in the accompanying consolidated financial statements to conform with the December 31, 1997 presentation. The results of operations for the three and/or nine months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Riverview Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

(3)  Conversion and Reorganization
     -----------------------------

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

In the offering, 3,570,750 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $31.8 million after taking into consideration the $2.9 million for the establishment of an ESOP and the $1.1 million in expenses. In addition to the shares sold in the offering, 2,562,576 shares of the

Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.5359 shares for each share of the Bank's common stock, resulting in 6,133,326 total shares of the Company's stock issued as of December 31, 1997. The Company accounts for the unallocated Employee Stock Ownership Plan (ESOP) shares in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plan. Accordingly, ESOP shares are not considered outstanding for earnings per share purposes until they are allocated. Unallocated ESOP shares at December 31, 1997 were 344,870 shares.

(4)  Recently Issued Accounting Pronouncements
     -----------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard was adopted effective for the Company with the quarter ended December 31, 1997. The impact of its adoption was to increase the weighted average number of shares outstanding by 170,256 for both the quarter and the nine months ended December 31, 1997. The 170,256 increase for both periods reflects increased shares outstanding resulting from exercise of stock options outstanding. The impact on earnings per share was a decrease of $.01 per share for the 1997 quarter and a $.02 decrease for the nine months ended December 31, 1997.

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

(5)   Investment Securities
---------------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following:

                                       Gross         Gross       Estimated
                        Amortized      Unrealized    Unrealized  Fair
                          Cost         Gains        Losses       Value
                        ---------      ----------   -----------  ----------
December 31, 1997
-----------------
Agency securities      $8,395,000        $79,000     ($9,000)    $8,465,000
U.S. Treasury
 securities             1,000,000              0      (2,000)       998,000
                       ----------        -------    --------     ----------
    Total              $9,395,000        $79,000    ($11,000)    $9,463,000
                       ==========        =======    ========     ==========

March 31, 1997
--------------
Agency securities     $12,467,000        $60,000    ($79,000)   $12,448,000
U.S. Treasury
 securities             7,989,000         12,000     (11,000)     7,990,000
                       ----------        -------    --------     ----------
    Total             $20,456,000        $72,000    ($90,000)   $20,438,000
                      ===========        =======    ========    ===========

The contractual maturities of investment securities held to maturity at December 31, 1997 were as follows:

                                                               Estimated
                                                   Amortized    Fair
December 31, 1997                                  Cost         Value
-----------------                                  ----------   ---------

Due in one year or less                            $3,012,000   $3,023,000
Due after one year through five years               5,383,000    5,440,000
Due after five years through ten years              1,000,000    1,000,000
                                                   ----------   ----------
    Total                                          $9,395,000   $9,463,000
                                                   ==========   ==========

The amortized cost and approximate fair value of investment securities available for sale consisted of the following:

                                       Gross         Gross       Estimated
                        Amortized      Unrealized    Unrealized  Fair
                          Cost         Gains        Losses       Value
                        ---------      ----------   -----------  ----------
December 31, 1997
-----------------
Agency securities      $10,000,000      $20,000     ($14,000)   $10,006,000
U.S. Treasury
 securities                997,000        1,000         0.00        998,000
                       -----------      -------     --------    -----------
    Total              $10,997,000      $21,000     ($14,000)   $11,004,000
                       ===========      =======     ========    ===========

March 31, 1997
--------------
Agency securities       $1,000,000           $0     ($25,000)      $975,000
U.S. Treasury
 securities              2,993,000         0.00      (69,000)     2,924,000
                       -----------      -------     --------    -----------
    Total               $3,993,000           $0     ($94,000)    $3,899,000
                        ==========      =======     ========     ==========

The contractual maturities of investment securities available for sale at December 31, 1997 were as follows:

                                                               Estimated
                                                   Amortized    Fair
December 31, 1997                                  Cost         Value
-----------------                                  ----------   ---------

Due in one year or less                             $997,000     $998,000
Due after one year through five years             10,000,000   10,006,000
                                                 -----------  -----------
    Total                                        $10,997,000  $11,004,000
                                                 ===========  ===========

(6)   Mortgage-Backed Securities
      --------------------------
      Mortgage-backed securities held to maturity consisted of the following:

                                       Gross         Gross       Estimated
                        Amortized      Unrealized    Unrealized  Fair
                          Cost         Gains        Losses       Value
                        ---------      ----------   -----------  ----------

December 31, 1997
-----------------
REMIC                   $6,012,000     $208,000           $0      6,220,000
FHLMC mortgage-backed
 securities              5,552,000      113,000      (13,000)     5,652,000
FNMA mortgage-backed
 securities             10,588,000      179,000      (15,000)    10,752,000
                       -----------     --------     --------    -----------
    Total              $22,152,000     $500,000     ($28,000)   $22,624,000
                       ===========     ========     ========    ===========

March 31, 1997
--------------
REMIC                   $6,641,000     $139,000      ($4,000)     6,776,000
FHLMC mortgage-backed
 securities              6,800,000       89,000      (94,000)     6,795,000
FNMA mortgage-backed
 securities             12,961,000      125,000     (169,000)    12,917,000
                       -----------     --------     --------    -----------
    Total              $26,402,000     $353,000    ($267,000)   $26,488,000
                       ===========     ========     ========    ===========

The contractual maturities of mortgage-backed securities held to maturity at December 31, 1997 were as follows:

                                                               Estimated
                                                   Amortized    Fair
December 31, 1997                                  Cost         Value
-----------------                                  ----------   ---------
Due in one year or less                                $0.00        $0.00
Due after one year through five years                468,000      468,000
Due after five years through ten years             8,925,000    9,006,000
Due after ten years                               12,759,000   13,150,000
                                                 -----------  -----------
                                                 $22,152,000  $22,624,000
                                                 ===========  ===========

Mortgage-backed securities available for sale at December 31, 1997 and March 31, 1997 consisted of the following:

                                       Gross         Gross       Estimated
                        Amortized      Unrealized    Unrealized  Fair
                          Cost         Gains        Losses       Value
                        ---------      ----------   -----------  ----------
December 31, 1997
-----------------
REMIC                  $21,937,000         25,000     ($40,000)    21,922,000
FHLMC mortgage-backed
 securities              1,041,000         14,000            0      1,055,000
 FNMA mortgage-backed
 securities             10,890,000         10,000      (10,000)    10,890,000
                       -----------        -------     --------    -----------
    Total              $33,868,000        $49,000     ($50,000)   $33,867,000
                       ===========        =======     ========    ===========
March 31, 1997
--------------
REMIC                   $1,922,000              0     ($19,000)     1,903,000
FHLMC mortgage-backed
 securities              1,100,000              0      (13,000)     1,087,000
                       -----------        -------     --------    -----------
    Total               $3,022,000             $0     ($32,000)    $2,990,000
                       ===========        =======     ========    ===========

The contractual maturities of mortgage-backed securities available for sale at December 31, 1997 were as follows:

                                                               Estimated
                                                   Amortized    Fair
December 31, 1997                                  Cost         Value
-----------------                                  ----------   ---------

Due after five years through ten years             $6,865,000   $6,887,000
Due after ten years                               $27,003,000  $26,980,000
                                                  -----------  -----------
                                                  $33,868,000  $33,867,000
                                                  ===========  ===========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

(7)   Loans Receivable
----------------------

      Loans receivable consisted of the following:

                                                 December 31,     March 31,
                                                    1997            1997
                                                 ------------     ----------
      Residential:
       One to four family                         $91,992,000    $94,456,000
       Multi-family                                 4,827,000      5,439,000
      Construction:
       One to four family                          43,246,000     32,529,000
       Multi-family                                         0        547,000
       Commercial real estate                               0        634,000
      Commercial                                    1,806,000        794,000
      Consumer:
       Secured                                     13,795,000     12,797,000
        Unsecured                                   2,202,000      1,496,000
      Land                                         13,744,000      7,900,000
      Non-residential                               8,735,000      8,997,000
                                                 ------------   ------------
                                                  180,347,000    165,589,000
      Less:
      Undisbursed portion of loans                 14,281,000     11,087,000
      Deferred loan fees, net                       2,307,000      1,967,000
      Allowance for possible loan losses              957,000        831,000
      Unearned discounts                               10,000         10,000
                                                 ------------   ------------
                  Loans receivable, net          $162,792,000   $151,694,000
                                                 ============   ============

(8)   Loans Held for Sale
-------------------------

The Bank sells substantially all long-term fixed rate mortgage loans in the secondary market. All such loans held for sale are identified as held for sale at the time of origination and are carried at the lower of cost or estimated market value on an aggregate portfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(9)   Borrowings
----------------
Borrowings are summarized as follows:

                                               December 31,     March 31,
                                                   1997           1997
                                               --------------------------
                                                       (Unaudited)

Other borrowed funds at Prime Rate           $         -      $   237,000
                                             ===========      ===========
Federal Home Loan Bank Advances              $29,550,000      $27,180,000
                                             ===========      ===========
      Weighted average interest rate:               6.06%            6.49%
                                             ===========      ===========

Borrowings have the following maturities at December 31, 1997:

                      1998                   $17,000,000
                      1999                     7,000,000
                      2000                     5,550,000
                                             -----------
                                             $29,550,000
                                             ===========

             RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S
                    DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

General

At December 31, 1997, the Company had total assets of $263.0 million compared with $224.4 million at March 31, 1997. The $38.6 million or 17.2% increase in assets was primarily a result of the September 1997 stock offering which resulted in $31.8 million of net proceeds. Federal Home Loan Bank (FHLB) advances increased $2.4 million at December 31, 1997 compared to March 31, 1997. Deposits increased $2.0 million at December 31, 1997 compared to March 31, 1997. Net earnings were $2.6 million for the nine months ended December 31, 1997.

Cash, including interest-earning accounts, totaled $11.5 million at December 31, 1997 compared to $7.0 million at March 31, 1997. At December 31, 1997, the Company had $180.3 million in gross loans an increase of $14.8 million compared to $165.6 million at March 31, 1997. Note 7 Loans Receivable provides a detailed break down of the $14.8 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of risk compared to one-to-four family mortgage loans. Deposits totaled $171.4 million at December 31, 1997, compared to $169.4 million at March 31, 1997. FHLB advances totaled $29.6 million at December 31, 1997 compared to $27.2 million at March 31, 1997.

Capital Resources

Total stockholders' equity increased $34.8 million for the nine months to $59.8 million primarily as a result of the stock offering which was completed September 30, 1997, and resulted in net proceeds of $31.8 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum tangible, core and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At December 31, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 17.2%, 17.2%, and 33.9%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                Percent of
                                                 Adjusted
                                 Amount        Total Assets(1)
                                 ------        ---------------
                                  (Dollars in thousands)

 Tangible capital                $42,860            17.2%
 Tangible capital requirement      3,743             1.5
                                 -------            ----
 Excess                          $39,117            15.7%
                                 -------            ----
 Core capital                    $42,860            17.2%
 Core capital requirement(2)       7,486             3.0
                                 -------            ----
 Excess                          $35,374            14.2%
                                 -------            ----
 Risk-based capital(3)           $43,346            33.9%
 Risk-based capital requirement   10,245             8.0%
                                 -------            ----
 Excess                          $33,101            25.9%
                                 -------            ----

(1) Based on tangible assets of $249.5 million for purposes of the tangible capital requirement, total adjusted assets of $249.5 million for purposes of the core capital requirements, and risk-weighted assets of $128.0 million for purposes of risk-based capital requirement.

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

Bank Liquidity

OTS regulations require the Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short term borrowings of at least 4%. The Bank's regulatory liquidity ratio was 11.5% at December 31, 1997 compared to 18.0% at March 31, 1997. The Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At December 31, 1997, the Bank had outstanding commitments to originate $4.7 million mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $11.5 million at December 31, 1997 compared to $7.0 million at March 31, 1997. Investment securities and mortgage-backed securities available for sale at December 31, 1997 were $11.0 million and $33.9 million respectively, compared to $3.9 million and $3.0 million respectively at March 31, 1997.

Asset Quality

Real estate owned was zero at December 31, 1997, compared to $135,000 at March 31, 1997.

Allowance for loan losses was $957,000 at December 31, 1997, compared to $831,000 at March 31, 1997. Management deemed the allowance for loan losses at December 31, 1997 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Loans 30-89 days past due increased $231,000 to $821,000 at December 31, 1997. Non-accrual loans increased $353,000 to seven loans that totaled $439,000. In January 1998 three of the seven non-accrual loans moved out of the non-accrual classification; one loan paid off, one loan was cured and was reinstated to accrual, and one loan is now under 90 days delinquent. Non-accrual loans and loans past due were as follows:

                       ---------At December 31, 1997------
                               (Dollars in thousands)
                           30-89 days  Non-accrual  Total
                           ----------  -----------  -----
One to four Family            $552        $255     $  807
Construction                     -         174        174
Non-residential                  -          -          -
Land                             -          -          -
Commercial                     106          -         106
Consumer                       163          10        173
                              ----        ----     ------
Total                         $821        $439     $1,260
                              ----        ----     ------

                       ---------At March 31, 1997---------
                               (Dollars in thousands)
                           30-89 days  Non-accrual   Total
                           ----------  -----------   -----
One to four Family            $212        $ 77      $  289
Non-residential                 -           -           -
Land                            -           -           -
Commercial                     109          -          109
Consumer                       269          10         279
                              ----        ----      ------
Total                         $590        $ 87      $  677
                              ----        ----      ------

Recapture of Bad Debt Reserves

Recently enacted federal legislation repeals the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1996. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method, but instead are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1997, the Company's post-1987 reserves were approximately $873,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Company met the requirement to delay recapture for the tax year ended March 31, 1997, and expects to meet the requirement for the tax year ending March 31, 1998.

      Comparison of Operating Results for the Three Months Ended
                         December 31, 1997 and 1996

Net interest income is the principle source of operating earnings of the Company, and results from the amount of income generated by interest-earning assets (primarily loans, mortgage-backed and other securities) less the interest cost incurred on interest-bearing liabilities (primarily customer deposits, and advances from the FHLB).

Net income for the three months ended December 31, 1997 was $1,073,000, or $0.19 per share, compared to $610,000, for the three months ended December 31, 1996. Per share information for the prior periods is not comparable as the Company did not complete its stock offering until September 30, 1997.

Interest income for the three months ended December 31, 1997 was $5.3 million, an increase of $927,000 or 21% over $4.4 million for the same period in 1996. Yield on interest-earning assets, excluding loan fees, for the three month 1997 period was 7.90% compared to 7.94% for the three month 1996 period. The lower 1997 yield on interest earning assets resulted primarily from the overnight investment of the stock offering net proceeds of approximately $31.8 million. The higher interest income resulted from growth in loans and overnight investments.

Interest expense for the three months ended December 31, 1997 was $2.4 million, an increase of $94,000 or 4.1% over $2.3 million for the same period in 1996. The cost of interest-bearing liabilities for the three month 1997 period was 4.59% compared to 4.67% for the three month 1996 period. The higher interest expense resulted from the increase in deposits and borrowings over the previous year.

Net interest income increased $833,000, or 40.2%, to $2.9 million for the three months ended December 31, 1997, compared to $2.1 million for the three months ended December 31, 1996. The Company's interest rate spread, or difference between yield on interest-earning assets (excluding loan fees) and cost of interest-bearing liabilities, for the three months ended December 31, 1997 averaged 3.31% compared to 3.27% for the three months ended December 31, 1996. Net interest income increased as a result of the increase in average balance of securities and interest earning deposits and the decrease in the rates paid for interest-bearing liabilities.

The provision for loan losses was $45,000 for both the current quarter and last year, same quarter. The loan loss provision was deemed necessary based upon management's analysis of historical loss rates, current loan growth, and other factors considered.

Non-interest income for the three months ended December 31, 1997 was $579,000, compared to $419,000 for the same period a year ago. The $160,000 increase for the current quarter is primarily due to an $32,000 increase in deposit service charges resulting from an increased number of deposit accounts, and a $99,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage.

Non-interest expense was $1.8 million for the three months ended December 31, 1997, in comparison to $1.5 million for the three months ended December 31, 1996. The 1997 quarter reflects the addition of eleven full-time equivalent employees over the 1996 quarter. This resulted from adding two additional branch staff, five loan staff, and four administrative staff. Salaries and employee benefits increased $325,000 to $1.1 million for the quarter ended December 31, 1997, reflecting increased staff, increased mortgage broker compensation, and increased ESOP compensation expenses of $158,000 for the 1997 quarter compared to $75,000 for the 1996 quarter.

Provision for federal income taxes were $559,000 and $312,000, for the 1997 and 1996 periods, respectively.

        Comparison of Operating Results for the Nine Months Ended
                        December 30, 1997 and 1996

Net income for the nine months ended December 31, 1997 was $2.6 million, compared to $1.3 million for the nine months ended December 31, 1996. The increased earnings for the 1997 period resulted from increased average balances of loans outstanding, securities and interest earning deposits. The FDIC Savings Association Insurance Fund one time special assessment of $947,000 is included in the 1996 period.

Interest income for the nine months ended December 31, 1997 was $14.8 million, an increase of $1.8 million or 14.1% over

$13.0 million for the same period in 1996. Yield on interest-earning assets (excluding loan fees) for the nine month 1997 period was 8.02% compared to 7.88% for the nine month 1996 period. The higher interest income resulted primarily from growth in loans, mortgage backed securities and overnight investments.

Interest expense for the nine months ended December 31, 1997 was $7.1 million, an increase of $375,000 or 5.6% over $6.7 million for the same period in 1996. The cost of interest-bearing liabilities for the nine month 1997 period was 4.63% compared to 4.70% for the nine month 1996 period. The higher interest expense resulted from the increase in deposits and borrowings over the previous year.

Net interest income increased $1.5 million, or 23.2%, to $7.7 million for the nine months ended December 31, 1997, compared to $6.3 million for the nine months ended December 31, 1996. The Bank's interest rate spread, or difference between yield on interest-earning assets (excluding loan fees) and cost of interest-bearing liabilities, for the nine months ended December 31, 1997 averaged 3.39% compared to 3.18% for the nine months ended December 31, 1996. Net interest income increased as a result of the increase in average loans outstanding, securities, and the decrease in the rates paid for interest-bearing liabilities.

The provision for loan losses was $135,000 for both of the nine month periods ended December 31, 1997 and 1996. The loan loss provision was deemed necessary based upon management's analysis of historical loss rates, current loan growth, and other factors considered.

Non-interest income for the nine months ended December 31, 1997 was $1.6 million compared to $1.3 for the same period a year ago. The $297,000 increase is primarily due to a $175,000 increase in loan fees on loans brokered through Riverview Mortgage Brokerage, and an $86,000 increase in service charges on deposit accounts as a result of increased deposit accounts.

Non-interest expense was $5.3 million for the nine months ended December 31, 1997, in comparison to $5.5 million for the nine months ended December 31, 1996. The FDIC Savings Association Insurance Fund one-time special assessment of $947,000 is included in the 1996 period. The 1997 period also reflects the addition of eleven full-time equivalent employees over the 1996 period. Salaries and employee benefits increased $703,000 to $3.2 million for the nine months ended December 31, 1997. The salaries and employee benefits increase reflects increased staff, mortgage broker commissions and increased ESOP compensation expense. ESOP compensation expense was $437,000 year to date 1997 compared to $172,000 year to date 1996.

Provision for federal income taxes was $1.4 million and $666,000, for the 1997 and 1996 periods, respectively. The SAIF special assessment produced a tax-deductible expense of $947,000 and reduced net income before tax to $1.9 million for the nine months ended December 31, 1996, compared to $3.9 million for the period ended December 31, 1997.

YEAR 2000 Compliance

Data processing for the Company is provided by a third party service bureau. Software purchased from the service bureau's strategic alliances is used for such applications as general ledger, teller platform, mortgage banking, fixed assets and accounts payable. As with other organizations, the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The service bureau has stated that all their processing will be Year 2000 compliant by September 1998. During the October 1998 to March 1999 time period the service bureau will coordinate an end to end test. At a minimum, testing will involve bank/branch input to service bureau, production cycles and feedback to general ledger, and other key interfaces to facilitate completion of the end to end test. The Company has established a committee to address Year 2000 issues related to data processing. All personal computers and related software throughout the Company have been inventoried and non-compliant hardware and software have been identified. A schedule of replacement has been implemented for non-compliant hardware and software. The Company believes that the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

      Use of Proceeds - As discussed in Note 3 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion and Reorganization was completed on September 30, 1997. In connection therewith:
      1. The effective date of the Registration Statement on Form S-1 , as amended (File No. 333-30203) ("Registration Statement"), was August 12, 1997.
      2.  The offering terminated on September 30, 1997 with the sale of all securities registered pursuant to the Registration Statement.
      3.  Charles Webb & Company, a division of Keefe, Bruyette & Woods, Inc.
          acted as marketing agent for the Company.
      4. The class of securities registered pursuant to the Registration Statement was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 6,133,326 shares (3,570,750 shares related to the conversion offering and 2,562,576 shares related to the exchange offering) for an aggregate dollar amount of $61,333,260 ($35,707,500 related to the offering and $25,625,760 related to the exchange offering).
      5.  The total conversion offering expense incurred by the Company were
          $1,071,173.29, none of which were paid directly or indirectly to directors or officers of the Company or their associates.
      6. The net proceeds of the conversion offering were $34,636,326.71, which were used as follows: $3,107,961.40 to fund a loan to the Bank's employee stock ownership plan ("ESOP") to purchase 285,660 shares in the conversion offering and to repay the $251,361.40 existing third-party loan to the ESOP; $17,357,750 to acquire all of the issued and outstanding common stock of the Bank; and the remaining $14,170,615.31 to invest primarily in U.S. Government and agency obligations.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:

             3(a)  Articles of incorporation of the Company
                   (incorporated by reference to the
                   Company's  Registration Statement on Form
                   S-1, as amended (333-30203))

             3(b)  Bylaws of the Company (incorporated by
                   reference to the Company's Registration
                   Statement on Form S-1, as amended (333-
                   30203))

            10(a)  Employment Agreement with Patrick Sheaffer
                   (incorporated by reference to the
                   Company's Form 10-Q for the quarter
                   ended September 30, 1997)
            10(b)  Employment Agreement with Ron Wysaske
                   (incorporated by reference to the
                   Company's Form 10-Q for the quarter
                   ended September 30, 1997)
            10(c)  Severance Agreement with Michael C. Yount
                   (incorporated by reference to the
                   Company's Form 10-Q for the quarter
                   ended September 30, 1997)

            10(d)  Severance Agreement with Karen Nelson
                   (incorporated by reference to the
                   Company's Form 10-Q for the quarter
                   ended September 30, 1997)
            10(e)  Riverview Savings Bank, FSB Employee
                   Severance Compensation Plan
                   (incorporated by reference to the
                   Company's Form 10-Q for the quarter
                   ended September 30, 1997)

               27  Financial Data Schedule

        (b)  Reports on Form 8-K: none

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RIVERVIEW BANCORP, INC.


DATE: February 10, 1998         BY: /s/ Patrick Sheaffer
      -------------------           -----------------------------------
                                    Patrick Sheaffer
                                    President

DATE: February 10, 1998         BY: /s/ Rob Wysaske
      -------------------           -----------------------------------
                                    Ron Wysaske
                                    Executive Vice President/Treasurer