Form 10-K405
period 1998-03-31
RIVERVIEW BANCORP INC
filed 1998-05-29
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
     (Exact name of small business registrant as specified in its charter)


       Washington                                              91-1838969
---------------------------------------------            ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                          I.D. Number)

700 N.E. Fourth Avenue, Camas, Washington                        98607
---------------------------------------------            ---------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (360) 834-2231
                                                         ---------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                         ---------------------
Securities registered pursuant to Section
 12(g) of the Act:                      Common Stock, par value $.01 per share
                                        --------------------------------------
                                                    (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X    NO
                   -----     -----
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----
     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on May 8, 1998, was approximately $112,686,000 (6,154,326 shares at $18.31 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Savings Bank, FSB Employee Stock Ownership Plan) are affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                  Part I

Item 1.  Business
-----------------
General

     Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Savings Bank, FSB ("Savings Bank") upon the Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. In connection with the Conversion and Reorganization, the Company issued 3,570,750 shares of its common stock at $10.00 per share and each share of common stock of the Savings Bank issued and outstanding at September 30, 1997 and held by persons other than the MHC ("Savings Bank Public Stockholders") were exchanged for 2.5359 shares of common stock of the Company (with cash issued in lieu of fractional shares at the rate of $10.00 per share). The Company has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statement and related data, relates primarily to the Savings Bank.

     The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

     The Savings Bank is a community oriented financial institution offering traditional financial services to the residents of its primary market area. The Savings Bank considers Clark, Cowlitz, Klickitat and Skamania Counties of Washington as its primary market area. The Savings Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to- four family residential real estate located in its primary market area. The Savings Bank is also an active originator of residential construction loans and consumer loans.

Market Area

     The Savings Bank conducts operations from its home office in Camas and eight branch offices in Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (two branch offices) and Longview, Washington. The Savings Bank's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. Camas is located in Clark County which is approximately 15 miles east of Portland, Oregon.

     Several businesses are located in the Camas area because of the favorable tax structure and relatively lower energy costs as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility which provides relatively lower cost electricity than does Oregon. Located in the Camas area are Sharp Electronics, Hewlett Packard, James River, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism which has transformed the area from its past dependence on the timber industry. The primary tourist destination of the Gorge area is the Skamania Lodge, a $25 million resort complex opened in 1993. In addition, the Hood River, Oregon, area has become internationally renowned for windsurfing and has attracted young professionals, many of whom have purchased second residences in the area.

     The Savings Bank faces strong competition from many financial institutions for deposits and loan originations.

Selected Financial Data

     See "Item 6.  Selected Financial Data," included herein.

Lending Activities

     General. At March 31, 1998, the Savings Bank's total net loans receivable amounted to $162.6 million, or 59.5% of total assets at that date. The principal lending activity of the Savings Bank is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans, though the Savings Bank has originated loans collateralized by commercial properties. The Savings Bank, to a lesser extent, also makes consumer loans and has made commercial business loans. A substantial portion of the Savings Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan at the dates indicated.

                                                        At March 31,
               ------------------------------------------------------------------------------------------
--
                      1998               1997               1996              1995              1994
               ------------------  -----------------  -----------------  ----------------   -------------
--
               Amount     Percent  Amount    Percent  Amount    Percent  Amount   Percent   Amount
Percent
               ------     -------  ------    -------  ------    -------  ------   -------   ------  -----
--
                                              (Dollars in thousands)
Real estate loans:
 One- to- four
  family(1).   $96,225     59.18%  $ 94,536   62.29%  $ 88,140   68.77%  $ 73,047   70.39%  $64,068
70.51%
 Multi-family    4,790      2.95      5,439    3.58      2,958    2.31      2,048    1.97     1,350
1.49
 Construction
  one- to-
  four family   35,003     21.52     32,529   21.43     22,596   17.63     20,822   20.07    25,280
27.82
 Construction
  multi-family   5,352      3.29        547    0.36        361    0.28         --      --        --
--
 Construction
  commercial.       --        --        634    0.42        500    0.39        344    0.33        --
--
 Land . . . .   16,431     10.10      7,900    5.21      7,546    5.89      5,226    5.04     2,870
3.16
 Commercial
  real estate    9,407      5.78      8,997    5.93      6,518    5.08      5,335    5.14     6,238
6.87
   Total real --------    ------   --------  ------   --------  ------   --------  ------   -------  ----
--
   estate
   loans. . .  167,208    102.82    150,582   99.22    128,619  100.35    106,822  102.94    99,806
109.85

Commercial
 business . .    1,992      1.22        794    0.53        969    0.76        925    0.89       803
0.88

Consumer loans:
 Automobile
  loans . . .    2,829      1.74      2,889    1.90      2,384    1.86      1,623    1.56     1,510
1.66
 Savings
  account
  loans . . .      653      0.40        734    0.48        613    0.48        480    0.46       449
0.49
 Home equity
  loans . . .    9,885      6.08      8,254    5.44      5,107    3.99      1,743    1.68        --
--
 Other consumer
  loans . . .    2,741      1.69      2,416    1.59      1,695    1.32      1,448    1.40     1,358
1.50
  Total       --------    ------   --------  ------   --------  ------   --------  ------   -------  ----
--
   consumer
   loans . . .  16,108      9.91     14,293    9.41      9,799    7.65      5,294    5.10     3,317
3.65

Total loans
 and loans held
 for sale. .   185,308              165,669            139,387           113,041            103,926

Less:
 Undisbursed
  loans in
  process. .    19,354     11.90     11,087    7.30      8,876    6.93     7,098     6.84    10,917
12.02
 Unamortized
  loan
  origination
  fees, net
  of direct
  costs. . .     2,340      1.44      1,967    1.30      1,678    1.31     1,502     1.45     1,502
1.65
 Unearned
 discounts .         2        --         10    0.01         11    0.01        12     0.01        --
--
 Allowance for
  possible
  loan
  losses . .       984      0.61        831    0.55        653    0.51        657    0.63       647
0.71
              --------    ------   --------  ------   --------  ------   --------  ------   -------  ----
--
Total loans
 receivable,
 net(1). . .  $162,628    100.00%  $151,774  100.00%  $128,169  100.00%  $103,772  100.00%  $90,860
100.00%
              ========    ======   ========  ======   ========  ======   ========  ======   =======
======

------------------
(1) Includes loans held for sale of $1.4 million, $80,000, $1.9 million, $247,000 and $4.5 million at March 31, 1998, 1997, 1996, 1995 and 1994, respectively.

     One- to- Four Family Real Estate Lending. Historically, the Savings Bank's primary lending activity has been the origination of mortgage loans to enable borrowers to purchase one- to- four family properties. At March 31, 1998, approximately $96.2 million, or 59.2% of total net loans receivable, consisted of loans secured by one- to- four family residential real estate. One- to- four family mortgage loans accounted for $79.1 million, or 75.1% of total loan originations, for the year ended March 31, 1998.

     In addition to originating one- to- four family loans for its portfolio, the Savings Bank is an active mortgage broker for several third party mortgage lenders. In recent periods, such mortgage brokerage activities have reduced the volume of fixed-rate one- to- four family loans that are originated and sold by the Savings Bank. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Brokerage."

     The Savings Bank originates both fixed-rate mortgage loans and ARM loans secured by one- to- four family properties.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for ARM loans. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Savings Bank originates fixed-rate mortgage loans for terms of 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The interest rates on the balloon mortgage loans are adjusted after the expiration of the initial balloon term. Fixed rate mortgage loans are generally originated to conform to standards that allow them to be sold in the secondary mortgage market. The Savings Bank generally sells fixed-rate mortgage loans with maturities of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing."

     The Savings Bank offers ARM loans at rates and terms competitive with market conditions. At March 31, 1998, $57.1 million, or 43.5%, of the Savings Bank's one- to- four family loan portfolio consisted of ARM loans. ARM loans are originated with interest rates and payments that adjust annually based on a rate equal to 2.75% to 3.75% above the prevailing rate on the one-year constant maturity U.S. Treasury Bill Index.

     At March 31, 1998, the Savings Bank charged an origination fee on ARM loans ranging from 1% to 3% of the loan principal amount and an initial interest rate that ranged from 6.25% to 7.25% per annum. The annual interest rate cap (the maximum amount by which the interest rate may be increased per year) on ARM loans is generally 2% and the lifetime interest rate cap is generally 5% to 6% over the initial interest rate. The Savings Bank does not originate negative amortization loans.

     As a marketing incentive, the Savings Bank offers ARM loans with a discounted or "teaser" rate of up to 2% below the normal rate offered. The borrower, however, is qualified at the fully indexed rate. Annual and lifetime interest rate caps are based on the initial discounted rate.
"Teaser" rate loans are subject to prepayment penalty during the first three years of the loan term if the borrower repays more than 20% of the outstanding principal balance per year. During the first year, the penalty is 3% of the outstanding principal balance; during year two, it is 2% of the outstanding principal balance; and during year three, it is 1% of the outstanding principal balance.

     The retention of ARM loans in the portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs arising from changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because "teaser" rate loans originated by the Savings Bank generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default of delinquency. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

     While one- to- four family residential real estate loans typically are originated with 30-year terms and the Savings Bank permits its ARM loans to be assumed by qualified borrowers, such loans generally remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Savings Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Savings Bank requires title insurance insuring the status of its lien on all of the real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance and the replacement cost of the improvements. Where the value of the unimproved real estate exceeds the amount of the loan on the real estate, the Savings Bank may make exceptions to its property insurance requirements.

     The Savings Bank generally does not make conventional loans with loan-to-value ratios exceeding 80% and makes loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to-four family residences. On loans with loan-to-value ratios in excess of 80%, the Savings Bank requires private mortgage insurance ("PMI"), with coverage ranging from 12% to 25% of the appraised value of the property or the amount required by the FHLMC, depending on the loan-to-value ratio. Loans with loan-to-value ratios in excess of 80% must have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance and PMI.

     Construction Lending. Prompted by favorable economic conditions, including a favorable long term interest rate environment, and increased residential housing demand in its primary market area, the Savings Bank actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) construction/permanent loans. Subject to market conditions, the Savings Bank intends to increase its residential construction lending activities. To a substantially lesser extent, the Savings Bank also originates construction loans for the development of multi-family and commercial properties.

     At March 31, 1998, the composition of the Savings Bank's construction loan portfolio was as follows:

                                                Outstanding         Percent of
                                                Balance(1)            Total
                                                ----------            -----
                                                      (In thousands)

Speculative construction . . . . . . . . . . .   $26,771              54.00%
Custom construction. . . . . . . . . . . . . .     7,200              14.52
Construction/permanent . . . . . . . . . . . .     6,289              12.68
Construction/land. . . . . . . . . . . . . . .     9,321              18.80
                                                 -------             ------
  Total. . . . . . . . . . . . . . . . . . . .   $49,581             100.00%
                                                 =======             ======
---------------
(1)  Includes loans in process.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Savings Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Savings Bank lends to approximately 50 local builders, many of whom may have only one or two speculative loans outstanding from the Savings Bank. The Savings Bank considers approximately 20 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, the Savings Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 1.5% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At March 31, 1998, the Savings Bank had six borrowers each with aggregate outstanding speculative loan balances of more than $700,000, all of which were performing according to their respective terms and the largest of which amounted to $1.1 million.

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Savings Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 7.75% to 8.25%, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At March 31, 1998, the largest outstanding custom construction loan had an outstanding balance of $375,000 and was performing according to its terms.

     Construction/permanent loans are originated to the home owner rather than the home builder along with a commitment by the Savings Bank to originate a permanent loan to the home owner to repay the construction loan at the completion of construction. The construction phase of a construction/ permanent loan generally lasts six months and the interest rate charged is generally 6.25% to 8.75%, fixed, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Savings Bank may either originate a fixed-rate mortgage loan or an ARM loan for retention in its portfolio or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. See "-- Lending Activities -- Mortgage Brokerage." When the Savings Bank issues a commitment to provide permanent financing upon completion of construction, the interest rate charged on the construction loan generally includes an additional 0.375% to 0.625% as a protection against the risk of an increase in interest rates before the permanent loan is funded. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing." At March 31, 1998, the largest outstanding construction/permanent loan had an outstanding balance of $375,000 and was performing according to its terms.

     To a substantially lesser extent, the Savings Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). At March 31, 1998, such construction loans amounted to $5.4 million.

     All construction loans must be approved by the Savings Bank's Loan Committee. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Savings Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Savings Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Savings Bank requires that the borrower increase the loan amount by depositing its own funds into a loans in process account and the Savings Bank disburses additional loan proceeds consistent with the original loan-to-value ratio.

     The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Savings Bank personnel. At inception, the Savings Bank also requires borrowers to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Savings Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. Property inspections are performed by the Savings Bank's property inspector. The Savings Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

     Construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.
If the estimate of value upon completion proves to be inaccurate, the Savings Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Savings Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Savings Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Savings Bank's construction loan portfolio.

     Multi-Family Lending. At March 31, 1998, the Savings Bank had $4.8 million, or 3.0% of the Savings Bank's total net loans receivable, secured by multi-family dwelling units (more than four units) located primarily in the Savings Bank's primary market area. Subject to market conditions, the Savings Bank intends to become a more active originator of multi-family loans within its primary market area.

     Multi-family loans are generally originated with variable rates of interest equal to 3.75% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 25 years. Multi-family loans generally range in principal balance from $200,000 to $400,000. At March 31, 1998, the largest multi-family loan had an outstanding principal balance of $1.3 million and was secured by an 18-unit adult assisted living center located in the Savings Bank's primary market area. At March 31, 1998, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. The Savings Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Savings Bank also inspects the subject property annually.

     Multi-family mortgage lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Savings Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

     Land Lending. The Savings Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. At March 31, 1998, subdivision development loans totalled $9.3 million, or 5.7% of total net loans receivable, and building lot loans amounted to $7.1 million, or 4.4% of the total net loans receivable. Land loans are secured by a lien on the property and made for a period of five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Savings Bank is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Savings Bank's land loans are secured by property located in its primary market area. In addition, the Savings Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. At March 31, 1998, the Savings Bank had a $47,000 land loan past due 90 days and not accruing interest.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of such future value proves to be inaccurate, in the event of default and foreclosure the Savings Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Savings Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 60% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

     Commercial Real Estate Lending. Commercial real estate loans totalled $9.4 million, or 5.8% of total net loans receivable at March 31, 1998. The Savings Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $300,000 and $500,000. At March 31, 1998, the largest commercial real estate loan had an outstanding balance of $843,000 and is secured by a motel located in the Savings Bank's primary market area. Such loan was performing according to its terms at March 31, 1998.

     The Savings Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Savings Bank, all of which are reviewed by management. The Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Savings Bank generally imposes a debt to income ratio of approximately 33% for originated loans secured by income producing properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Savings Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. At March 31, 1998 the Savings Bank had one commercial real estate loan accounted for on a nonaccrual basis in the amount of $105,000.

     Commercial Business Lending. The Savings Bank engages in limited amounts of commercial business lending. At March 31, 1998, commercial business loans amounted to $2.0 million, or 1.2% of total net loans receivable. Commercial business loans are generally made to customers who are well known to the Savings Bank and are generally secured by business equipment and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Savings Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     Consumer Lending. The Savings Bank originates a variety of consumer loans, including home equity lines of credit, home improvement loans, loans for debt consolidation and other purposes, automobile and boat loans and savings account loans. At March 31, 1998, consumer loans totaled $16.1 million, or 9.9% of total net loans receivable.

     Home equity lines of credit, which are secured by a second mortgage on the borrower's primary residence, are a large and growing portion of the consumer loan portfolio. The Savings Bank has actively marketed home equity lines of credit with television advertising and intends to continue to do so subject to market conditions. At March 31, 1998, approved home equity lines of credit totalled $13.4 million, of which $9.9 million was outstanding. Home equity lines of credit are made at loan-to-value ratios of 90% or less, taking into consideration the outstanding balance on the first mortgage on the property. Lines of credit with a loan to value ratio of 80% or less are made at variable interest rates equal to 2% above the rate on the three-year U.S. Treasury Bill with a maximum annual interest rate adjustment of 2% and a maximum lifetime interest rate adjustment of 8%, with an interest rate not to exceed 16%. Otherwise, the rate is 3% above the rate on the three-year U.S. Treasury Bill with an annual interest rate adjustment of 3% and a maximum lifetime interest rate adjustment of 9%, with an interest rate not to exceed 16%.

     The Savings Bank also originates fully amortizing second mortgage loans for terms up to ten years with generally fixed interest rates, and with loan-to-value ratios of more than 80% (taking into account any outstanding first mortgage loan balance). At March 31, 1998, such second mortgage loans amounted to $3.3 million.

     The Savings Bank's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Savings Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral. The Savings Bank adds a general provision to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

     Loan Maturity. The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include loans held for sale, unearned discounts, unearned income and allowance for loan losses.

                                   After
                                   One     After 3  After 5
                                   Year    Years    Years
                         Within    to 3    to 5     to 10    Beyond
                         One Year  Years   Years    Years    10 Years  Total
                         --------  -----   -----    -----    --------  -----
                                         (In thousands)
Residential one- to-
 four family:
 Adjustable-rate . . . . $13,133  $ 5,710  $ 1,142  $ 1,713  $35,403  $ 57,101
 Fixed-rate. . . . . . .  16,211    3,906   10,340   11,757   30,483    72,697
Other residential and
 all non-residential:
 Adjustable-rate . . . .   5,881    2,557      511      767   15,852    25,568
 Fixed-rate. . . . . . .     281    1,886    4,011    1,864    2,370    10,412
Consumer and commercial:
 Adjustable-rate . . . .     721      507      278      136    6,889     8,531
 Fixed-rate. . . . . . .   4,080    2,785    2,045      659      --      9,569
                         -------  -------  -------  -------  -------  --------
  Total gross loans. . . $40,307  $17,351  $18,327  $16,896  $90,997  $183,878
                         =======  =======  =======  =======  =======  ========

     The following table sets forth the dollar amount of all loans due one year after March 31, 1998 which have fixed interest rates and have floating or adjustable interest rates.

                                             Fixed-       Floating- or
                                             Rates       Adjustable-Rates
                                             -----       ----------------
                                                  (In thousands)
Real estate mortgage:
 One- to- four family. . . . . . . . . .    $56,486          $43,968
 Other mortgage loans. . . . . . . . . .     10,131           19,687
Consumer and commercial. . . . . . . . .      5,489            7,810
                                            -------          -------
  Total. . . . . . . . . . . . . . . . .    $72,106          $71,465
                                            =======          =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Savings Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

     Loan Solicitation and Processing. The Savings Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Savings Bank also uses commissioned loan brokers and television and print advertising to market its products and services.

     Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Savings Bank. The Savings Bank's mortgage loan documents conform to FHLMC standards.

     Residential mortgage loans within the FHLMC lending limit (currently $214,600) may be approved by the Vice President of Lending. Residential mortgage loans in excess of this limit but not more than $350,000 and all other loans of $350,000 or less require the approval of the Vice President of Lending and one other designated senior officer. All loans in excess of $350,000 must be approved by the Executive Loan Committee consisting of Chief Executive Officer Sheaffer and two other members of the Board of Directors. Consumer loans are generally approved by individual loan officers and authorized branch managers. All loans are subsequently ratified by the full Board of Directors.

     The Savings Bank's policy requires borrowers to obtain certain types of insurance to protect the Savings Bank's interest in the collateral securing the loan. The Savings Bank requires either a title insurance policy insuring that the Savings Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance and, if applicable, flood insurance, is also required on collateral for loans. The Savings Bank requires escrows for insurance on all loans with a loan-to-value exceeding 80%.

     Loan Commitments. The Savings Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to ten days from approval, depending on the type of transaction. The Savings Bank had outstanding mortgage loan commitments of
approximately $7.1 million at March 31, 1998.   See Note 16 of Notes to
Consolidated Financial Statements.

     Loan Originations, Sales and Purchases. While the Savings Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 1998 and 1997, the Savings Bank's total loan originations were $105.3 million and $85.7 million, respectively, of which 64.6% and 53.8%, respectively, were subject to periodic interest rate adjustment and 35.4% and 46.2% were fixed-rate loans, respectively.

     The Savings Bank customarily sells the fixed-rate loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of such loans allows the Savings Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Savings Bank assumes an increased risk if such loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Savings Bank and demanded by investors to whom the loans are sold. Generally, the Savings Bank's loan origination and sale activity and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Savings Bank.

     Between the time that origination commitments are issued and the time the loans are sold, the Savings Bank is exposed to movements in the price (due to changes in interest rates) of such loans (or of securities into which such loans are sometimes converted). Differences between the volume or timing of actual loan originations and in management's estimates or in actual sales of the loans can expose the Savings Bank to significant losses. This activity is managed daily.

There can be no assurance that the Savings Bank will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan. To the extent that the Savings Bank does not adequately manage its interest rate risk, the Savings Bank may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting financial condition and results of operations.

     The Savings Bank is not an active purchaser of loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                           For the Years Ended March 31,
                                          -------------------------------
                                          1998         1997          1996
                                          ----         ----          ----
                                                  (In thousands)
Total net loans receivable at
 beginning of period . . . . . . .     $151,774      $128,169     $103,772
                                       --------      --------     --------
Loans originated:
 Residential one- to- four family.       29,748        24,039       26,397
 Multi-family. . . . . . . . . . .          139           479          790
 Construction one- to- four family       49,391        43,887       37,165
 Construction other. . . . . . . .           --         1,646          861
 Land and non-residential. . . . .       20,737         9,983        8,250
 Other loans . . . . . . . . . . .        5,312         5,617        4,548
                                       --------      --------     --------
   Total loans originated. . . . .      105,327        85,651       78,011

Residential one- to- four family
 loans sold. . . . . . . . . . . .       (7,006)       (6,943)      (7,661)

Repayment of principal . . . . . .      (78,682)      (52,426)     (44,004)

(Increase) in loans in process . .       (8,267)       (2,211)      (1,778)

(Increase) in other items, net . .        (518)          (466)        (171)
                                       --------      --------     --------
Net increase in loans. . . . . . .       10,854        23,605       24,397
                                       --------      --------     --------
Total net loans receivable at end
 of period . . . . . . . . . . . .     $162,628      $151,774     $128,169
                                       ========      ========     ========

     Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Savings Bank employs five commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland and Seattle metropolitan areas, as well as for the Savings Bank. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and they are not originated as an asset of the Savings Bank. In return, the Savings Bank receives a fee ranging from 1% to 1.25% of the loan amount that it shares equally with the commissioned broker. For loans brokered to the Savings Bank, they are closed on the Savings Bank's books as if the Savings Bank had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 1998, brokered loans totalled $89.2 million (including $26.3 million brokered to the Savings Bank). Gross fees of $746,000 (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 1998.

     Mortgage Loan Servicing. The Savings Bank is a qualified servicer for the FHLMC. The Savings Bank's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. The Savings Bank continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans prior to selling the servicing rights. The Savings Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities.

     The Savings Bank generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 1998, total loans serviced for others were $87.4 million.

     In 1994, the Savings Bank purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle Metropolitan Area. At March 31, 1998, the value of these purchased servicing rights was $359,000 and was being amortized over the life of the underlying loan servicing.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Accounting Pronouncements and Regulatory Policies" for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

     Loan Origination and Other Fees. The Savings Bank generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Savings Bank usually charges origination fees of 2% to 3% on one- to- four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale. The Savings Bank had $2.3 million of net deferred loan fees at March 31, 1998. The Savings Bank also receives loan servicing fees on the loans it sells and on which it retains the servicing rights.

     Delinquencies. The Savings Bank's collection procedures for all loans except consumer loans provide for a series of contacts with delinquent borrowers. A late charge delinquency notice is first sent to the borrower when the loan becomes 17 days past due. A follow-up telephone call, or letter if the borrower cannot be contacted by telephone, is made when the loan becomes 22 days past due. A delinquency notice is sent to the borrower when the loan becomes 30 days past due. When payment becomes 60 days past due, a notice of default letter is sent to the borrower stating that foreclosure proceedings will be commenced unless the delinquency is cured. If a loan continues in a delinquent status for 90 days or more, the Savings Bank generally initiates foreclosure proceedings. In certain instances, however, the Savings Bank may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs.

     A delinquent consumer loan borrower is contacted on the fifteenth day of delinquency. A letter of intent to repossess collateral is mailed to the borrower after the loan becomes 45 days past due and repossession proceedings are initiated after the loan becomes 90 days delinquent.

     Nonperforming Assets. Loans are reviewed regularly and when a loan become 90 days delinquent, it is placed on nonaccrual status at which time the accrual of interest ceases and the reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

     The following table sets forth information with respect to the Savings Bank's nonperforming assets at the dates indicated. At the dates indicated, the Savings Bank had no restructured loans within the meaning of SFAS No. 15.

                                                  At March 31,
                                ----------------------------------------------
                                1998      1997       1996      1995      1994
                                ----      ----       ----      ----      ----
                                             (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
 Residential real estate . .    $401      $ 76       $541      $239      $499
 Commercial. . . . . . . . .     105        --         --        --        --
 Consumer. . . . . . . . . .      --        11          7         1         1
                                ----      ----       ----      ----      ----
   Total . . . . . . . . . .     506        87        548       240       500
                                ----      ----       ----      ----      ----
Accruing loans which are
 contractually past due 90
 days or more. . . . . . . .      11        --         --        --        --
                                ----      ----       ----      ----      ----
Total of nonaccrual and
  90 days past due loans . .     517        87        548       240       500
                                ----      ----       ----      ----      ----
Real estate owned (net). . .      --       135         --        --        --
                                ----      ----       ----      ----      ----
 Total nonperforming assets.    $517      $222       $548      $240      $500
                                 ====     ====       ====      ====      ====
Total loans delinquent 90 days
  or more to net loans . . .     0.32%    0.06%      0.43%      0.23%    0.55%

Total loans delinquent 90 days
 or more to total assets . .     0.19     0.04       0.26       0.13     0.38

Total nonperforming assets
 to total assets . . . . . .     0.19     0.10       0.26       0.13     0.38

     The Savings Bank does not accrue interest on loans over 90 days past due. However, if interest on nonaccrual loans had been accrued, interest income of approximately $22,000 would have been recorded for the year ended March 31, 1998. Income of approximately $3,000 was received and recorded on nonaccrual loans for the year ended March 31, 1998.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Savings Bank.

     The aggregate amount of the Savings Bank's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                                  At or For the Year
                                                    Ended March 31,
                                                 ---------------------
                                                 1998            1997
                                                 ----            ----
                                                    (In thousands)

Substandard assets . . . . . . . . . . . . . .   $677            $346
Doubtful assets. . . . . . . . . . . . . . . .     --              --
Loss assets. . . . . . . . . . . . . . . . . .     --             150

General loss allowances. . . . . . . . . . . .    984             681
Specific loss allowances . . . . . . . . . . .     --             150
Charge-offs. . . . . . . . . . . . . . . . . .     38              11

     Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 1998, the Savings Bank had no real estate owned and in judgment.

     Allowance for Loan Losses. The Savings Bank's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 1998, the Savings Bank had an allowance for loan losses of $984,000, or 0.53% of total outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses, therefore negatively affecting the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

                                               Year Ended March 31,
                                     ----------------------------------------
                                     1998     1997    1996      1995     1994
                                     ----     ----    ----      ----     ----
                                              (Dollars in thousands)

Balance at beginning of period . .   $831     $653     $657     $647     $515

Provision for loan losses. . . . .    180      180       --       --      200
Recoveries:
 Residential real estate . . . . .     --        1        8        3       15
 Consumer. . . . . . . . . . . . .     11        8       11       26       41
                                     ----     ----    ----      ----     ----
   Total recoveries. . . . . . . .     11        9       19       29       56
                                     ----     ----    ----      ----     ----
Charge-offs:
 Residential real estate . . . . .     --       --       --       --       39
 Consumer. . . . . . . . . . . . .     38       11       23       19       85
                                     ----     ----    ----      ----     ----
 Total charge-offs . . . . . . . .     38       11       23       19      124
                                     ----     ----    ----      ----     ----
   Net charge-offs (recoveries). .     27        2        4      (10)      68
                                     ----     ----    ----      ----     ----
Balance at end of period . . . . .   $984     $831     $653     $657     $647
                                     ====     ====     ====     ====     ====
Ratio of allowance to
 total loans outstanding
 at end of period. . . . . . . . .   0.53%    0.50%    0.47%    0.58%    0.62%

Ratio of net charge-offs
 (recoveries) to average
 loans outstanding during
 period. . . . . . . . . . . . . .   0.02     0.00     0.00    (0.01)    0.07

Ratio of allowance to
 total of nonaccrual and
 90 days past due loans. . . . . . 190.32   955.17   119.16   273.75   129.40


     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                              At March 31,
                       ----------------------------------------------------------------------------------
--
                             1998            1997             1996            1995            1994
                       ----------------- --------------- ---------------- --------------- ---------------
--
                                Loan            Loan             Loan            Loan             Loan
                                Category        Category         Category        Category
Category
                                as a            as a             as a            as a             as a
                                Percent         Percent          Percent         Percent          Percent
                                Total           Total            Total           Total            Total
                                of              of               of              of               of
                       Amount   Loans   Amount  Loans   Amount   Loans  Amount   Loans   Amount   Loans
                       ------   -----   ------  -----   ------   -----  ------   -----   ------   -----
                                                        (Dollars in thousands)
Real estate -- mortgage
  Residential . . . .  $118     54.52%  $124    60.34%   $115    65.35%   $ 97   66.44%   $ 84    62.95%
  Nonresidential. . .   136     13.94    224    10.20     225    10.09     170    9.34     146     8.76
  Construction. . . .   177     21.78    103    20.35      58    16.83      53   18.72      60    24.33
Consumer. . . . . . .   169      8.69    153     8.63      98     7.03      63    4.68      43     3.19
Commercial. . . . . .   100      1.07     40     0.48      46     0.70      46    0.82      40     0.77
Unallocated . . . . .   284       --     187       --     111       --     228      --     274       --
  Total allowance for  ----   ------    ----   ------    ----   ------    ----  ------    ----   ------
    loan losses . . .  $984   100.00%   $831   100.00%   $653   100.00%   $657  100.00%   $647   100.00%
                       ====   ======    ====   ======    ====   ======    ====  ======    ====   ======

                                                         16

Investment Activities

     Savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Regulation of the Savings Bank -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     Federal regulations require the Savings Bank to maintain a minimum amount of liquid assets and to make certain other securities investments. See "REGULATION." The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At March 31, 1998, the Savings Bank's regulatory liquidity ratio was 17.9%, which exceeded regulatory requirements. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     Investment decisions are made by the Investment Committee composed of the Chief Executive Officer and Chief Financial Officer. The Savings Bank's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 1998, the Savings Bank's investment and mortgage-backed securities portfolio totalled approximately $71.3 million and consisted primarily of obligations of the U.S. Government and agency obligations and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

     At March 31, 1998, the Savings Bank's investment securities portfolio did not contain any tax-exempt securities or securities of any issuer with an aggregate book value in excess of 10% of the Savings Bank's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

     The Board of Directors sets the investment policy of the Savings Bank which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Savings Bank and the return on the investments. At March 31, 1998, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

     The Savings Bank has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The market value of the investment and mortgage-backed securities portfolio was $71.8 million, $53.8 million and $64.6 million at March 31, 1998, 1997 and 1996, respectively.

                                              At March 31,
                         -----------------------------------------------------
                               1998              1997              1996
                         ----------------- ---------------- ------------------
                                   Percent          Percent            Percent
                                   of               of                 of
                         Carrying  Port-   Carrying Port-    Carrying  Port-
                         Value     folio   Value    folio    Value     folio
                         -----     -----   -----    -----    -----     -----
                                            (Dollars in thousands)
Held to maturity (at
 amortized cost):
 U. S. Government treasury
  obligations. . . . . . $ 1,000    1.40%  $ 7,989   14.86%   $11,987   18.72%
 FNMA debentures . . . .      --      --     2,000    3.72      4,005    6.25
 FHLB debentures . . . .   7,336   10.28    10,467   19.47     10,737   16.77
 FHLMC debentures. . . .      --      --        --      --      3,000    4.68
 Real estate mortgage
  investment conduits
  ("REMICs") . . . . .     5,627    7.89     6,641   12.36      5,108    7.98
 FHLMC mortgage-backed
  securities . . . . . .   5,111    7.16     6,800   12.65      9,030   14.10
 FNMA mortgage-backed
  securities . . . . . .   9,603   13.46    12,961   24.12     14,237   22.23
                         -------  ------   -------  ------    -------  ------
                         $28,677   40.19   $46,858   87.18    $58,104   90.73
                         -------  ------   -------  ------    -------  ------
Available for sale
 (at market value):
 U.S. Government treasury
  obligations. . . . . . $ 2,974    4.17     2,924    5.44        992    1.55
 FNMA debentures . . . .   1,003    1.41        --      --         --
 FHLB debentures . . . .   6,000    8.41       975    1.82      2,940    4.59
 REMICs. . . . . . . . .  22,059   30.92     1,903    3.54      2,004    3.13
 FHLMC mortgage-backed
  securities . . . . . .   1,038    1.45     1,087    2.02         --      --
 FNMA mortgage-backed
  securities . . . . . .   9,593   13.45        --      --         --      --
                         -------  ------   -------  ------    -------  ------
                          42,667   59.81     6,889   12.82      5,936    9.27
  Total investment       -------  ------   -------  ------    -------  ------
   securities. . . . . . $71,344  100.00%  $53,747  100.00%   $64,040  100.00%
                         =======  ======   =======  ======    =======  ======

     The following table sets forth the maturities and weighted average yields of the debt securities in the securities portfolio at March 31, 1998.

                  Less Than      One to       More Than Five    More Than
                  One Year       Five Years   to Ten Years      Ten Years
               ---------------------------------------------------------------
                        Weighted      Weighted       Weighted         Weighted
                        Average       Average        Average           Average
                        Yield         Yield          Yield             Yield
               Amount   (1)    Amount (1)    Amount  (1)      Amount   (1)
               ------   ---    ------ ---    ------  ---      ------   ---
                                 (Dollars in thousands)
U.S.
 Government
 treasury
 obligations  $2,000   5.02% $    --     --% $ 1,974   5.75%  $     --     --%
FNMA
 debentures.      --     --    1,003   6.85       --     --         --     --
FHLB
 debentures.   2,336   6.54   11,000   6.62       --     --         --     --
REMICs . . .      --     --       --     --      838   6.53     26,848   7.21
FHLMC mortgage-
 backed
 securities.      --    --        50  8.80     3,679   6.85      2,420   6.89
FNMA mortgage-
 backed
 securities.      --    --       364  5.66    10,261   6.69      8,571   6.19
              ------         -------         -------           -------
   Total . .  $4,336  5.84%  $12,417  6.61%  $16,752   6.60%   $37,839   6.96%
              ======         =======         =======           =======
-----------------
(1) For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost.

     In addition to U.S. Government Treasury obligations, the Savings Bank invests in mortgage-backed securities and REMICs. Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC and the Government National Mortgage Association ("GNMA") that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Mortgage-backed securities generally increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings as other obligations of the Savings Bank. See Note 4 of Notes to Consolidated Financial Statements for additional information.

     REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Savings Bank prohibit the purchase of high risk REMICs. At March 31, 1998, the Savings Bank held REMICs with a net carrying value of $27.7 million, of which $5.6 million were classified as held-to-maturity and $22.1 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 1998, the Savings Bank did not own any privately issued REMICs.

     Investments in mortgage-backed securities, including REMICs, involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and loan sales are the major sources of the Savings Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly.

Deposit Balances

     The following table sets forth information concerning the Savings Bank's certificates of deposit and other interest-bearing deposits at March 31, 1998.

                                                                      Percent
Interest                                         Minimum              of Total
Rate      Term           Category                Amount     Balance   Deposits
----      ----           --------                ------     -------   --------
                                                     (In thousands)

1.500%    None           NOW Accounts            $   100   $ 19,296    10.73%
2.750     None           Regular Savings             100     19,929    11.08
1.750     None           Maxi Checking             2,500      1,299     0.72
3.750     None           Money Market              2,500     18,941    10.53
None      None           Noninterest Checking        100      9,433     5.25

                         Certificates of Deposit
                         -----------------------
4.412     28-92 Days     Fixed-Term, Fixed-Rate    1,000      1,599     0.89
5.286     4-6 Months     Fixed-Term, Fixed-Rate    1,000      8,590     4.78
5.752     12-17 Months   Fixed-Term, Fixed-Rate    1,000     58,520    32.55
5.449     18 Months      Fixed-Term, Variable
                          Rate, Individual
                          Retirement Account
                          ("IRA")                  1,000        545     0.30
5.456     18-23 Months   Fixed-Term, Fixed-Rate    1,000      2,862     1.59
5.702     24-35 Months   Fixed-Term, Fixed-Rate    1,000     23,758    13.21
5.524     36-59 Months   Fixed-Term, Fixed-Rate    1,000      2,741     1.52
6.007     60-83 Months   Fixed-Term, Fixed-Rate    1,000     10,855     6.04
5.840     84-119 Months  Fixed-Term, Fixed-Rate    1,000      1,457     0.81
                                                           --------   ------
          Total                                            $179,825   100.00%
                                                           ========   ======

     At March 31, 1998, the Savings Bank's jumbo certificates of deposit totalled $132,000, all of which were due within seven days after March 31, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable interest rates.


Deposit Flow

     The following table sets forth the balances of deposit accounts in the various types offered by the
Savings Bank at the dates indicated.

                                                            At March 31,
                         --------------------------------------------------------------------------------
---
                                     1998                       1997                      1996
                         ---------------------------- -------------------------- ------------------------
---
                                           Increase/                  Increase/
Increase/
                         Balance   Percent (Decrease) Balance Percent (Decrease) Balance Percent
(Decrease)
                         -------   ------- ---------- ------- ------- ---------- ------- -------  -------
---
                                                      (Dollars in thousands)
Noninterest-bearing
 demand . . . . . . . .  $  9,433    5.25%  $ 2,348  $  7,085    4.18%  $ 1,738  $  5,347    3.38%  $
709
NOW checking. . . . . .    19,296   10.73       822    18,474   10.91     1,469    17,005   10.75
1,737
Regular savings
 accounts . . . . . . .    19,929   11.08    (1,305)   21,234   12.53      (541)   21,775   13.77
(3,555)
Money market deposit
 accounts . . . . . . .    20,240   11.26     1,081    19,159   11.31     1,388    17,771   11.24
4,752
Fixed-rate certificates
 which mature(1):
  Within 12 months. . .    10,189    5.67   (69,520)   79,709   47.05    12,197    67,512   42.68
3,465
  Within 12-36 months .    85,685   47.64    67,469    18,216   10.75    (4,230)   22,446   14.19
5,884
  Beyond 36 months. . .    15,053    8.37     9,514     5,539    3.27      (764)    6,303    3.99
(282)
                         --------  ------   -------  --------  ------   -------  --------  ------   -----
--
   Total. . . . . . . .  $179,825  100.00%  $10,409  $169,416  100.00%  $11,257  $158,159  100.00%
$12,710
                         ========  ======   =======  ========  ======   =======  ========  ======
=======
-------------------
(1)  IRAs of $11.0 million, $10.9 million and $11.0 million at March 31, 1998, 1997 and 1996, respectively,
     are included in certificate balances.  At March 31, 1998, 1997 and 1996 jumbo certificates amounted to
     $132,000, $513,000 and $302,000, respectively.

                                                         21

Certificates of Deposit by Rates and Maturities

     The following table sets forth the certificates of deposit in the Savings Bank classified by rates as of the dates indicated.

                                                      At March 31,
                                             ------------------------------
                                               1998        1997       1996
                                               ----        ----      ----
                                                   (In thousands)

 Below 4.00% . . . . . . . . . . . . . . .   $     --    $    212   $   483
 4.00 -  4.99% . . . . . . . . . . . . . .      1,912       4,063     7,084
 5.00 -  5.99% . . . . . . . . . . . . . .     86,738      82,336    56,739
 6.00 -  7.99% . . . . . . . . . . . . . .     22,255      16,786    31,776
 8.00 -  9.99% . . . . . . . . . . . . . .         22          67       179
                                             --------    --------   -------
   Total . . . . . . . . . . . . . . . . .   $110,927    $103,464   $96,261
                                             ========    ========   =======

     The following table sets forth the amount and maturities of certificates of deposit at March 31, 1998.

                                                 Amount Due
                                -------------------------------------------
                                Less Than  1-2     After     After
                                One Year   Years   2-3 Years 3 Years  Total
                                --------   -----   --------- -------  -----
                                                 (In thousands)

 4.00 -  4.99% . . . . . . . .  $ 1,906   $     6   $   --   $   --   $  1,912
 5.00 -  5.99% . . . . . . . .   67,628    13,181    3,380    2,549     86,738
 6.00 -  7.99% . . . . . . . .   13,880     4,088    1,638    2,649     22,255
 8.00 -  8.99% . . . . . . . .       12        10       --       --         22
                                -------   -------   ------   ------   --------
  Total. . . . . . . . . . . .  $83,426   $17,285   $5,018   $5,198   $110,927
                                =======   =======   ======   ======   ========
Deposit Activities

     The following table sets forth the deposit activities of the Savings Bank for the periods indicated.

                                                  Year Ended March 31,
                                          ------------------------------------
                                            1998         1997         1996
                                            ----         ----         ----
                                                    (In thousands)

Beginning balance. . . . . . . . . .      $169,416      $158,159     $145,449
Net increase before
 interest credited . . . . . . . . .         2,971         4,223        6,127
Interest credited. . . . . . . . .           7,438         7,034        6,583
Net increase in
 savings deposits. . . . . . . . . .        10,409        11,257       12,710
                                          --------      --------     --------
Ending balance . . . . . . . . . . .      $179,825      $169,416     $158,159
                                          ========      ========     ========

     In the unlikely event the Savings Bank is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the States of Washington or Oregon.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank has at times relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Savings Bank's first mortgage loans.

     The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution and the Savings Bank has a 35% line of credit with the FHLB-Seattle and authority to borrow up to 5% of assets under a short-term line of credit.

     At March 31, 1998, the Savings Bank had $29.6 million of outstanding advances from the FHLB-Seattle under a available credit facility of $91.3 million. Approximately $15.0 million of such outstanding advances were used to purchase mortgage-backed securities, classified as available for sale at March 31, 1998, with the goal of recognizing income on the difference between the rate paid on the advances and the rate earned on the mortgage-backed securities. The success of this activity depends on maintaining over time a positive differential between the yields earned on the securities and the rates paid on the advances. Since the yields earned on the securities are generally capped while the rates paid on the advances generally are not capped, there is the risk that this differential will narrow or be eliminated in a rising interest rate environment. See Note 4 of Notes to Consolidated Financial Statements.

     The Savings Bank may occasionally enter into sales of securities under agreements to repurchase ("repurchase agreements") with nationally recognized primary securities dealers. The repurchase agreements are generally for terms up to 30 days. Repurchase agreements are accounted for as borrowings and are secured by designated investment securities. At March 31, 1998, the Savings Bank had no reverse repurchase agreements outstanding.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                                   At March 31,
                                         -------------------------------
                                         1998          1997         1996
                                         ----          ----         ----
Weighted average rate paid on
  FHLB advances. . . . . . . . . .       5.96%         6.49%        6.66%


                                               Year Ended March 31,
                                        ------------------------------------
                                         1998           1997         1996
                                         ----           ----         ----
                                               (Dollars in thousands)
Maximum amounts of FHLB
 advances outstanding
 at any month end. . . . . . . . .      $33,550        $32,750      $29,850
Approximate average FHLB
 advances outstanding. . . . . . .       30,512         29,068       26,404
Approximate weighted
 average rate paid on
 FHLB advances . . . . . . . . . .         6.47%          6.50%        6.94%

                                 REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Seattle. The Savings Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $2.0 million at March 31, 1998. Among other benefits, the FHLB-Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Savings Bank's assessments expensed for the year ended March 31, 1998 equaled $114,000.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Liquidity and Capital Resources" contained herein.

     Prompt Corrective Action. Under the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At March 31, 1998, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1998, the qualified thrift investments of the Savings Bank were approximately 89.0% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common shareholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Savings Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     At March 31, 1998, the Savings Bank exceeded all of its regulatory capital requirements at that date. See Note 13 to Notes to Consolidated Financial Statements included elsewhere herein.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1998, the Savings Bank's limit on loans to one borrower was $6.8 million. At March 31, 1998, the Savings Bank's largest aggregate amount of loans to one borrower was $5.3 million, all of which were performing according to their terms.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                 TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Savings Bank's federal income tax returns have not been audited within the past five years.

State Taxation

     General. The Savings Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.60% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

     Audits. The Savings Bank's business and occupation tax returns were audited for the period January 1, 1992 through December 31, 1995 resulting in an additional tax liability of $48,000, which the Savings Bank has paid.

Competition

     There are several financial institutions in the Savings Bank's primary market area from which the Savings Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from money market mutual funds and other short-term money market securities and corporate and government securities. The Savings Bank's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

Subsidiary Activities

     Under OTS regulations, the Savings Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 1998, the Savings Bank's investment of $470,000 in Riverview Services, Inc. ("Riverview Services"), its sole wholly-owned subsidiary, was within these limitations.

     Riverview Services acts as trustee for deeds of trust on mortgage loans granted by the Savings Bank, and receives a reconveyance fee of approximately $60 for each deed of trust. Riverview Services had net income of $47,000 for the fiscal year ended March 31, 1998 and total assets of $470,000 at that date. Riverview Services' operations are included in the consolidated financial statements of the Company.

Personnel

     As of March 31, 1998, the Savings Bank had 87 full-time employees and 13 part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------

     The following table sets forth certain information relating to the Savings Bank's offices as of March 31, 1998.

                                                  Approximate
Location                          Year Opened     Square Footage    Deposits
--------                          -----------     --------------    --------
                                                                 (In millions)
Main Office:

700 N.E. Fourth Avenue                1975           25,000         $40.0
Camas, Washington(3)

Branch Offices:

1737 B Street                         1963            2,200          22.6
Washougal, Washington

225 S.W. 2nd Street                   1971            1,700          23.3
Stevenson, Washington(3)

100 North Main                        1977            1,800          16.0
White Salmon, Washington(1)

15 N.W. 13th Avenue                   1979            2,000          16.6
Battle Ground, Washington(3)

412 South Columbus                    1983            2,500           8.9
Goldendale, Washington

11505-K N.E. Fourth Plain Boulevard   1994            3,500           9.3
Vancouver, Washington(3)
"Orchards" Office

7735 N.E. Highway 99                  1994            4,800          28.5
Vancouver, Washington(2)(3)
"Hazel Dell" Office

1011 Washington Way                   1994            2,000          14.6
Longview, Washington(2)(3)

----------------------
(1)  Leased.
(2) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the RTC on May 13, 1994. In the acquisition, the Savings Bank assumed all insured deposit liabilities of both branch offices totalling approximately $42.0 million.
(3)  Location of an automated teller machine.

     The Savings Bank uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 1998, the net book value of the Savings Bank's office properties, furniture, fixtures and equipment was $4.8 million.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.


                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
          Matters
          -------

     At March 31, 1998, the Company had 6,154,326 shares of Common Stock issued and outstanding, 974 stockholders of record and an estimated 1,200 holders in nominee or "street name."

     Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company are dividend payments from the Savings Bank. OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Savings Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- regulation of the Savings Bank -- Limitations on Capital Distributions." In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account to be established pursuant to the Savings Bank's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein.

     The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. Prior to that time and since October 22, 1993, the common stock of the Savings Bank traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during the 1997 and 1998 fiscal years. Stock dividends of 10% were also declared and paid in fiscal year 1997. At March 31, 1998, there were 12 market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                                       Cash
                                                                      Dividend
Fiscal Year Ended March 31, 1998                    High      Low     Declared
--------------------------------                    ----      ---     --------
Quarter Ended June 30, 1997. . . . . . . . . . . . $ 9.46    $ 7.10    $0.024
Quarter Ended September 30, 1997 . . . . . . . . .  12.82      8.75        --
Quarter Ended December 31, 1997. . . . . . . . . .  18.00     12.88     0.030
Quarter Ended March 31, 1998 . . . . . . . . . . .  17.88     15.50     0.035

                                                                       Cash
                                                                      Dividend
Fiscal Year Ended March 31, 1997                    High      Low     Declared
--------------------------------                    ----      ---     --------
Quarter Ended June 30, 1996. . . . . . . . . . . .  $6.09     $5.20    $0.020
Quarter Ended Sept. 30, 1996 . . . . . . . . . . .   5.74      5.20     0.020
Quarter Ended Dec. 31, 1996. . . . . . . . . . . .   6.27      5.56     0.020
Quarter Ended March 31, 1997 . . . . . . . . . . .   9.07      6.01     0.021

Item 6.   Selected Financial Data
---------------------------------

     The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.

                                                 At March 31,
                                 --------------------------------------------
                                   1998     1997     1996     1995      1994
                                   ----     ----     ----     ----      ----
                                               (In thousands)
FINANCIAL CONDITION DATA:

Total assets . . . . . . . . .   $273,174 $224,385 $209,506 $190,609 $131,511
Loans receivable, net(1) . . .    162,628  151,774  128,169  103,772   90,860
Mortgage-backed certificates held
 to maturity, at amortized cost    20,341   26,402   28,375   31,922   17,196
Mortgage-backed certificates
 available for sale, at fair
 value . . . . . . . . . . . .     32,690    2,990    2,004       --       --
Cash and interest-bearing
 deposits. . . . . . . . . . .     27,482    6,951    5,585    6,499    7,363
Investment securities held to
 maturity, at amortized cost .      8,336   20,456   29,729   36,767   11,088
Investment securities available
 for sale, at fair value . . .      9,977    3,899    3,932       --       --
Deposit accounts . . . . . . .    179,825  169,416  158,159  145,449  106,478
FHLB advances. . . . . . . . .     29,550   27,180   26,050   23,000    5,000
Shareholders' equity . . . . .     61,082   25,022   23,086   20,533   18,359

                                               Year Ended March 31,
                                  -------------------------------------------
                                   1998     1997     1996     1995      1994
                                   ----     ----     ----     ----      ----
                                                (In thousands)
OPERATING DATA:

Interest income. . . . . . . .    $20,302  $17,476  $15,996  $13,232  $10,305
Interest expense . . . . . . .      9,389    8,923    8,416    5,927    3,840
                                  -------  -------  -------  -------  -------
Net interest income. . . . . .     10,913    8,553    7,580    7,305    6,465
Provision for loan losses. . .        180      180       --       --      200
Net interest income after         -------  -------  -------  -------  -------
 provision for loan losses . .     10,733    8,373    7,580    7,305    6,265
Gains from sale of loans,
 securities and real estate
 owned . . . . . . . . . . . .        269      106      396      111      342
Noninterest income . . . . . .      2,211    1,768    1,619    1,139    1,064
Noninterest expenses(2). . . .      7,218    7,204    5,607    4,889    3,936
Income before federal income      -------  -------  -------  -------  -------
 tax provision and extraordinary
 item. . . . . . . . . . . . .      5,995    3,043    3,988    3,666    3,735
Provision for federal income
 taxes . . . . . . . . . . . .      2,071    1,035    1,375    1,220    1,355
Income before extraordinary       -------  -------  -------  -------  -------
items . . . . . . . . . . . .      3,924    2,008    2,613    2,446    2,380
Cumulative effect of accounting
 changes . . . . . . . . . . .         --       --       --       --      170
                                  -------  -------  -------  -------  -------
Net income . . . . . . . . . .    $ 3,924  $ 2,008  $ 2,613  $ 2,446  $ 2,210
                                  =======  =======  =======  =======  =======

                                                 At March 31,
                                 --------------------------------------------
                                   1998     1997     1996     1995      1994
                                   ----     ----     ----     ----      ---
OTHER DATA:

Number of:
 Real estate loans outstanding      3,155    3,260    2,939    2,894    2,722
 Deposit accounts. . . . . . .     20,395   19,300   18,318   16,816   13,877
 Full service offices. . . . .          9        9        9        9        6

                                      At or For the Year Ended March 31,
                                  --------------------------------------------
                                   1998     1997     1996     1995      1994
                                   ----     ----     ----     ----      ---
KEY FINANCIAL RATIOS:
Net income . . . . . . . . . .    $ 3,924  $ 2,008  $ 2,613  $ 2,446  $ 2,210
Performance Ratios:
Return on average assets . . .       1.56%    0.92%    1.31%    1.41%    2.06%
Return on average equity . . .       9.15     8.38    12.02    12.59    18.39
Dividend payout ratio(3)(4). .      11.77    10.56     6.62    16.80      N/A
Interest rate spread . . . . .       3.72     3.72     3.62     4.11     5.11
Net interest margin. . . . . .       4.61     4.19     4.05     4.49     5.25
Noninterest expense to
 average assets(5) . . . . . .       2.87     3.30     2.80     2.82     3.17
Efficiency ratio (non-
 interest expense divided by
 the sum of net interest
 income and noninterest
 income)(6). . . . . . . . . .      53.89    69.09    58.44    57.15    50.00

Asset Quality Ratios:
Average interest-earning
 assets to interest-bearing
 liabilities . . . . . . . . .     122.21   110.80   109.63   110.39   112.66
Allowance for loan losses to
 total loans at end of period.       0.53     0.50     0.47     0.58     0.62
Net charge-offs (recoveries) to
 average outstanding loans during
 the period. . . . . . . . . .       0.02     0.00     0.00    (0.01)    0.07
Ratio of nonperforming assets
 to total assets . . . . . . .       0.19     0.10     0.26     0.13     0.38

Capital Ratios:
Average equity to average assets    17.02    10.98    10.87    11.20    11.18
Equity to assets at end of fiscal
 year. . . . . . . . . . . . .      22.36    11.15    11.02    10.77    13.96

------------------
(1)  Includes loans held for sale.
(2) Includes $947,000 special SAIF assessment in the year ended March 31, 1997.
(3) Prior to the consummation of the Conversion and Reorganization on September 30, 1997, all cash dividends paid by the Savings Bank had been waived by the M.H.C.
(4)  Excludes cash dividends waived by the M.H.C.
(5) Noninterest expense to average assets was 2.87% at March 31, 1997 without special SAIF assessment.
(6) Efficiency ratio was 60.0% at March 31, 1997 without special SAIF assessment.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------
General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto and the other sections contained in this Form 10-K.

Operating Strategy

     The Savings Bank's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to- four family residences located in its primary market area. The Savings Bank also actively originates residential construction loans secured by properties located in its primary market area. To a lesser extent, the Savings Bank also originates consumer loans, commercial real estate loans and land loans. In addition, the Savings Bank invests in U.S. Government and federal agency obligations, and mortgage-backed securities.
The Savings Bank intends to continue to fund its assets primarily with retail deposits, although FHLB-Seattle advances may be used as a supplemental source of funds.

     The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Savings Bank's profitability is also affected by the level of other income and expenses. Other income, net, includes income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned and net gains and losses on sales of interest-earning assets. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Savings Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Savings Bank's business strategy is to operate as a well-capitalized, profitable and independent community savings bank, dedicated to home mortgage lending, consumer installment lending, small business lending and providing quality financial services to local customers. The Savings Bank has sought to implement this strategy by: (i) emphasizing the origination of residential mortgage loans, including one- to- four family residential construction loans;
(ii) providing high quality, personalized financial services to customers and communities served by its branch network; (iii) operating as a mortgage banker by selling fixed rate mortgages to the secondary market on a servicing-retained basis, thereby increasing the loan servicing portfolio and income;
(iv) brokering customer loans to third-party lenders, which generates fee income; (v) reducing interest rate risk exposure by matching asset and liability durations and rates; (vi) improving asset quality; (vii) containing operating expenses; and (viii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Comparison of Financial Condition at March 31, 1998 and 1997

     Total assets were $273.2 million at March 31, 1998, compared to $224.4 million at March 31, 1997. This increase resulted primarily from the increase in cash and mortgage-backed securities and the growth in the loan portfolio. These increases were funded primarily by the stock offering proceeds and deposit growth.

     Loans receivable, net, were $161.2 million at March 31, 1998 compared to $151.7 million at March 31, 1997, a 6.3% increase. Increases primarily in residential construction loans and consumer loans contributed to the increase in loans receivable, net. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

     Loans held-for-sale were $1.4 million at March 31, 1998, compared to $80,000 at March 31, 1997. The difference resulted primarily from timing differences in the funding of loans.

     Cash and cash equivalents increased to $27.5 million at March 31, 1998, from $7.0 million at March 31, 1997 as a result of the stock offering, maturities of investment securities, and increased deposits.

     Investment securities held-to-maturity were $8.3 million at March 31, 1998, compared to $20.4 million at March 31, 1997. The $12.1 million decrease was a result of investment maturities.

     Investment securities available for sale were $10.0 million at March 31, 1998, compared to $3.9 million at March 31, 1997. The $6.1 million increase reflected the investment of excess liquidity.

     Mortgage-backed securities held to maturity were $20.3 million at March 31, 1998, compared to $26.4 million at March 31, 1997. The decrease is a result of prepayments.

     Mortgage-backed securities available for sale were $32.7 million at March 31, 1998, compared to $3.0 million at March 31, 1997. The $29.7 million increase reflected the investment of excess liquidity.

     Total deposits were $179.8 million at March 31, 1998, compared to $169.4 million at March 31, 1997. Management attributes this increase primarily to the growth in the Savings Bank's market area and to promotions of checking accounts.

     FHLB advances increased to $29.6 million at March 31, 1998 from $27.2 million at March 31, 1997. Approximately $15.0 million of the outstanding advances at March 31, 1998 and $20.0 million at March 31, 1997 were used to purchase mortgage-backed securities, classified as available for sale, with the goal of recognizing income on the difference between the rate paid on the advances and the rate earned on the mortgage-backed securities.

     Shareholders' equity increased $36.1 million to $61.1 million at March 31, 1998 from $25.0 million at March 31, 1997 primarily as a result of the stock offering which provided proceeds of $34.7 million, and growth in retained earnings, less cash dividends of $61,000 paid to the Savings Bank Public Stockholders prior to the consummation of the Conversion and Reorganization on September 30, 1997.

Comparison of Operating Results for the Years Ended March 31, 1998 and 1997

     Net Income. Net income was $3.9 million or $0.66 per share (basic) for the year ended March 31, 1998, compared to $2.0 million or $0.33 per share (basic) for the year ended March 31, 1997. Earnings per share information has been retroactively adjusted for stock dividends paid and the stock offering. Earnings were higher for the year ended March 31, 1998, primarily as a result of the stock offering which increased investable assets. Also, the legislatively-mandated one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF amounted to $947,000 ($625,000 after tax) for the year ended March 31, 1997.

     Net Interest Income. Net interest income increased $2.3 million to $10.9 million for the year ended March 31, 1998 compared to $8.6 million for the year ended March 31, 1997. The increased net interest income resulted primarily from the increase in the average balance of net loans to $159.4 in 1998 compared to $141.4 million in 1997, and the increase in the average balance of mortgage-backed securities to $43.9 million in 1998 compared to $30.2 million in 1997. Net interest margin for the year ended March 31, 1998 rose to 4.61% from 4.19% for the 1997 fiscal year primarily as a result of the loan and investment earnings on the proceeds of the stock offering.

     Interest Income. Interest income totalled $20.3 million and $17.5 million, for fiscal years 1998 and 1997, respectively. Average interest-earning assets increased 16.1% to $236.8 million for the year ended March 31, 1998, compared to $204.0 million for the year ended March 31, 1997, and the yield on all interest-earning assets was 8.57% for both fiscal years 1998 and 1997.

     Interest Expense. Interest expense for the year ended March 31, 1998 totalled $9.4 million, a $466,000 or 5.2% increase from $8.9 million the prior year. The increase was primarily a result of an increase in the average balances of certificate of deposits from $99.7 million to $105.4 million for the 1997 and 1998 fiscal years, respectively, as a result of deposit growth unaffected by any special promotions. The average cost on other interest-bearing liabilities (primarily

FHLB advances) was 6.29% in fiscal 1998 compared to 6.50% in fiscal 1997 as a result of the renewal of maturing FHLB advances at lower interest rates. The average balance of other interest- bearing liabilities for the year ended March 31, 1998 was $31.0 million compared to $29.1 million for the year ended March 31, 1997. The effect was to produce interest expense of $2.0 million for other interest-bearing liabilities for the year ended March 31, 1998, compared to $1.9 million for the year ended March 31, 1997.

     Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1998 was $180,000 compared to $180,000 for the year ended
March 31, 1997. The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgements regarding future events, and thus there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 1998 was $984,000, or
 .53% of total loans receivable compared to $831,000 or .50% at March 31, 1997. At March 31, 1998, management deemed the allowance for loan losses adequate at that date. Non-performing assets totalled $517,000 or .19% of total assets at March 31, 1998 as compared to $222,000 or .10% at March 31, 1997.

     Non-Interest Income. The Company's principal sources of non-interest income include loan fees, deposit service charges, and net gains on the sale of securities and loans available for sale. Non-interest income including gains on sales of assets for fiscal years 1998 and 1997 was $2.5 million and $1.9 million, respectively. Mortgage broker fees (included in fees and service charges) totalled $746,000 for the year ended March 31, 1998 compared to $394,000 for the previous year and related commission compensation expense was $624,000 for the fiscal year ended March 31, 1998 compared to $335,000 for the fiscal year ended March 31, 1997, both as a result of an increase in brokered loan production from $60.9 million in 1997 to $89.2 million in 1998. For the fiscal year ended March 31, 1998, gains on sale of loans and investments totalled $269,000 compared to $106,000 of gains recorded in 1997. The increase in gains for 1998 compared to 1997 resulted primarily from the sale of two securities in March 1998 for a gain of $151,000. The total loans-serviced-for-others portfolio was $87.4 million at March 31, 1998 and generated $249,000 of servicing fees for fiscal 1998, versus $279,000 for fiscal 1997. The purchased and originated mortgage servicing rights assets were $359,000 and $125,000, respectively at March 31, 1998, and were being amortized over the life of the underlying loan servicing.

     Non-Interest Expense. Non-interest expense was unchanged at $7.2 million for fiscal 1998 and fiscal 1997. On September 30, 1996, President Clinton signed into law legislation requiring all SAIF members (like the Savings Bank) to pay a special one-time premium of 65.7 basis points based on assessable deposits at March 31, 1995. The special premium of $947,000, was accounted for as an expense and immediately reduced the capital of the Savings Bank by the amount of the premium, net of taxes of approximately $322,000, and reduced net income for the year ended March 31, 1997 by approximately $625,000. Effective January 1, 1997 the special assessment increased the SAIF reserve level to the statutory requirement of 1.25%. The legislation also reduced the Savings Bank's ongoing insurance premiums from an average of 23.0 basis points to 6.5 basis point. FDIC insurance premiums totalled $114,000 for the year ended March 31, 1998, compared to $275,000 for the year ended March 31, 1997.

     The other principal component of the Bank's non-interest expense has been and continues to be salaries and employee benefits. For the year ended March 31, 1998, salaries and employee benefits, which includes mortgage broker commission compensation, was $4.3 million, or a $918,000 increase over the prior year total of $3.4 million. As mentioned previously, commission compensation expense was $624,000 for the fiscal year ended March 31, 1998 compared to $335,000 for the fiscal year ended March 31, 1997. Full-time equivalent employees have increased to 92 at March 31, 1998 from 82 at March 31, 1997. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense.

     The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see "BUSINESS OF THE SAVINGS BANK -- Properties") and the related acquisition of $42 million in customer deposits gave rise to a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ($2.0 million at March 31, 1998) is being amortized over the life of the remaining life of the underlying customer relationships; currently estimated at six years. The amortization cost of the CDI was $327,000 for both fiscal years 1998 and 1997.

     Provision For Income Taxes. Provision for income taxes was $2.1 million for the year ended March 31, 1998 compared to $1.0 million for the year ended March 31, 1997 as a result of higher income before taxes. The effective tax rate for fiscal year 1998 was 34.5% compared to 34.0% for fiscal 1997.

Comparison of Operating Results for the Years Ended March 31, 1997 and 1996

     Net Income. Net income was $2.0 million, or $0.33 per share (basic) for the year ended March 31, 1997, compared to $2.6 million or $0.44 per share (basic) for the year ended March 31, 1996. Earnings per share information has been retroactively adjusted for stock dividends paid and the stock offering. The decrease in net income was primarily attributable to the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $947,000 ($625,000 after tax), net income would have been $2.6 million, or $0.44 per share, for the year ended March 31, 1997.

     Net Interest Income. Net interest income increased $973,000 to $8.6 million for the year ended March 31, 1997 compared to $7.6 million for the year ended March 31, 1996. The increased net interest income resulted primarily from the increase in the average balance of net loans to $141.4 million in 1997 compared to $116.4 million in 1996. Net interest margin for the year ended March 31, 1997 rose to 4.19% from 4.05% for the 1996 fiscal year primarily because of a lower average rate paid on FHLB advances as a result of the renewal of maturing advances at lower interest rates.

     Interest Income. Interest income totalled $17.5 million and $16.0 million for fiscal years 1997 and 1996, respectively. Average interest-earning assets increased 9.1% to $204.0 million for the year ended March 31, 1997, compared to $187.0 million for the year ended March 31, 1996, and the yield on all interest-earning assets increased to 8.57% from 8.55% for the fiscal years 1997 and 1996, respectively. The increase in average yield was primarily a result of a higher proportion of loans in portfolio, which tend to have higher yields than securities. The proportion of loans-to-assets at March 31, 1997 was 67.6% compared to 61.2% at March 31, 1996.

     Interest Expense. Interest expense for the year ended March 31, 1997 totalled $8.9 million, a $507,000, or 6.0%, increase from $8.4 million the prior year. The increase was primarily a result of an increase in the average balances of certificates of deposit from $90.7 million to $99.7 million for the 1996 and 1997 fiscal years, respectively, as a result of deposit growth unaffected by any special promotions. The average cost on other interest-bearing liabilities (primarily FHLB advances) were 6.50% in fiscal 1997 compared 6.94% in fiscal 1996 as a result of the renewal of maturing FHLB advances at lower interest rates, while average balances increased to $29.1 million in fiscal 1997 from $26.4 million in fiscal 1996 to fund loan growth. The combined effect was to produce interest expense of $1.9 million for other interest-bearing liabilities for the year ended March 31, 1997, compared to $1.8 million for the year ended March 31, 1996.

     Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1997 was $180,000 compared to no provision for loan losses for the years ended March 31, 1996. The increase in the provision for loan losses resulted primarily from the increased size of the loan portfolio, particularly with respect to construction and consumer loans which involve greater risk than residential mortgage loans, and management's desire to increase its allowance for loan losses as a percentage of loans receivable to levels comparable with its peers in the Pacific Northwest.

The allowance for loan losses at March 31, 1997 was $831,000, or 0.50% of total loans receivable, compared to $653,000, or 0.47%, at March 31, 1996. At March 31, 1997, management deemed the allowance for loan losses adequate at that date. Non-performing assets totalled $222,000, or 0.10%, of total assets, at March 31, 1997 as compared to $548,000 or 0.26% at March 31, 1996.

     Non-Interest Income. Non-interest income including gains on sales of assets for fiscal years 1997 and 1996 was $1.9 million and $2.0 million respectively. Mortgage broker fees (included in fees and service charges) totalled $394,000 for the year ended March 31, 1997 compared to $283,000 for the previous year and related commission compensation expense was $335,000 for the fiscal year ended March 31, 1997 compared to $243,000 for the fiscal year ended March 31, 1996. For the fiscal year ended March 31, 1997, gains on sale of loans and investments totalled $106,000 compared to $391,000 of gains recorded in 1996. The total loans-serviced-for-others portfolio was $98.8 million at March 31, 1997 and generated $279,000 of servicing fees for fiscal 1997, versus $342,000 for fiscal 1996. The purchased and originated mortgage servicing rights assets were $402,000 and $67,000, respectively, at March 31, 1997.

     Non-Interest Expense. Non-interest expense increased by $1.6 million in fiscal 1997 compared to fiscal 1996, as total non-interest expense was $7.2 million and $5.6 million for fiscal 1997 and 1996, respectively. The primary cause for the $1.6 million increase was the FDIC insurance premium surcharge of $947,000 levied November 1996. Salaries and employee benefits totalled $3.4 million for fiscal 1997 and $2.9 million for fiscal 1996, including the mortgage broker commissions, as a result of full-time equivalent employees increasing to 82 at March 31, 1997 from 73 at March 31, 1996. The amortization of the CDI related to the acquisition from the RTC in May 1994 was $327,000 for both fiscal years. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, deposit insurance premiums, data processing expense, and advertising expense.

     Provision For Income Taxes. Provision for income taxes was $1.0 million for the year ended March 31, 1997 compared to $1.4 million for the year March 31, 1996 as a result of lower income before income taxes. The effective tax rate for fiscal year 1997 was 34.0% compared to 34.5% for fiscal 1996.

Average Balance Sheet

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the monthly average balances during such period.

                                                           Year Ended March 31,
                             ----------------------------------------------------------------------------
---
                                       1998                         1997                     1996
                             ------------------------- -------------------------- -----------------------
---
                                      Interest                   Interest                  Interest
                             Average     and    Yield/ Average     and     Yield/ Average     and
Yield/
                             Balance  Dividends Cost   Balance   Dividends Cost   Balance  Dividends
Cost
                             -------  --------- -----  -------   --------- ----   -------  ---------  ---
-
                                                        (Dollars in thousands)
Interest-earning assets:
 Mortgage loans. . . . . . . $142,463  $13,596   9.54%  $128,552  $12,087   9.40%  $107,902  $10,413
9.65%
 Non-mortgage loans. . . . .   16,909    1,642   9.71     12,835    1,252   9.75      8,474      839
9.90
                             --------  -------   ----   --------  -------   ----   --------  -------   --
--
   Total net loans . . . . .  159,372   15,238   9.56    141,387   13,339   9.43    116,376   11,252
9.67
Mortgage-backed securities .   43,880    3,010   6.86     30,212    2,135   7.07     29,779    2,020
6.78
Investment securities. . . .   19,077    1,221   6.40     29,048    1,832   6.31     36,729    2,528
6.88
Daily interest-bearing . . .   12,622      687   5.44        708       40   5.65      1,626       91
5.60
Other earning assets . . . .    1,865      146   7.83      2,619      130   4.96      2,491      105
4.22
 Total interest-earning      --------  -------   ----   --------  -------   ----   --------  -------   --
--
  assets . . . . . . . . . .  236,816   20,302   8.57    203,974   17,476   8.57    187,001   15,996
8.55

Noninterest-earning assets:
 Office properties and
  equipment, net . . . . . .    4,748                      4,516                      4,342
 Real estate, net. . . . . .      471                        471                         --
 Other noninterest-earning
  assets . . . . . . . . . .    9,872                      9,375                      8,634
                             --------                   --------                   --------
 Total assets. . . . . . . . $251,907                   $218,336                   $199,977
                             ========                   ========                   ========
Interest-earning liabilities:
 Regular savings accounts. . $ 20,097      553   2.75     21,408      588   2.75     22,259      617
2.77
 NOW accounts. . . . . . . .   19,480      287   1.47     15,915      234   1.47     15,322      247
1.61
 Money market accounts . . .   17,784      649   3.65     18,046      617   3.42     15,879      599
3.77
 Certificates of deposit . .  105,382    5,949   5.65     99,657    5,595   5.61     90,710    5,120
5.64
                             --------  -------   ----   --------  -------   ----   --------  -------   --
--
  Total deposits . . . . . .  162,743    7,438   4.57    155,026    7,034   4.54    144,170    6,583
4.57
 Other interest-bearing
  liabilities. . . . . . . .   31,039    1,951   6.29     29,068    1,889   6.50     26,404    1,833
6.94
  Total interest-bearing     --------  -------   ----   --------  -------   ----   --------  -------   --
--
   liabilities . . . . . . .  193,782    9,389   4.85    184,094    8,923   4.85    170,574    8,416
4.93

Noninterest-bearing
 liabilities:
 Noninterest-bearing
  deposits . . . . . . . . .   12,466                      7,047                      5,095
 Other liabilities . . . . .    2,776                      3,229                      2,570
                             --------                   --------                   --------
  Total liabilities. . . . .  209,024                    194,370                    178,239
 Shareholders' equity. . . .   42,883                     23,966                     21,738
                             --------                   --------                   --------
Total liabilities and
 shareholders' equity. . . . $251,907                   $218,336                   $199,977
                             ========                   ========                   ========
Net interest income. . . . .           $10,913                     $8,553                     $7,580
                                       =======                     ======                     ======
Interest rate spread . . . .                     3.72%                      3.72%
3.62%
                                                 ====                       ====
====
Net interest margin. . . . .                     4.61%                      4.19%
4.05%
                                                 ====                       ====
====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                  122.21%                    110.80%
109.63%
                                               ======                     ======
======

                                                         43

Yields Earned and Rates Paid

     The following table sets forth for the periods and at the date indicated and the weighted average yields earned on the Savings Bank's assets, the weighted average interest rates paid on the Savings Bank's liabilities, together with the net yield on interest-earning assets.

                                                       Year Ended March 31,
                                    At March 31,     ------------------------
                                       1998          1998      1997      1996
                                       ----          ----      ----      ----
Weighted average yield earned on:
 Total net loans(1). . . . . . .       8.67%         9.56%     9.43%     9.67%
 Mortgage-backed securities. . .       6.85          6.86      7.07      6.78
 Investment securities . . . . .       6.13          6.40      6.31      6.88
 All interest-earning assets . .       7.91          8.57      8.57      8.55

Weighted average rate paid on:
 Deposits. . . . . . . . . . . .       4.38          4.57      4.54      4.57
 FHLB advances and other
  borrowings . . . . . . . . . .       5.97          6.29      6.50      6.94
 All interest-bearing
  liabilities. . . . . . . . . .       4.61          4.85      4.85      4.93

Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities). . . . . . . . . .       3.31          3.72      3.72      3.62

Net interest margin (net interest
 income (expense) as a percentage
 of average interest-earning
 assets) . . . . . . . . . . . .        N/A          4.61      4.19      4.05

-----------------
(1) Weighted average yield on total net loans at March 31, 1998 excludes deferred loan fees.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                       Year Ended March 31,
                   -----------------------------------------------------------
                          1998 vs. 1997                  1997 vs. 1996
                   ----------------------------- -----------------------------
                   Increase (Decrease)            Increase (Decrease)
                        Due to          Total           Due to        Total
                   -------------------- Increase -------------------- Increase
                                 Rate/  (De-                   Rate/  (De-
                   Volume  Rate  Volume crease)  Volume  Rate  Volume crease)
                   ------  ----  ------ -------  ------  ----  ------ -------
                                         (In Thousands)
Interest Income:
 Mortgage loans . . $1,308  $181  $ 20   $1,509  $1,993  $(268)  $(51) $1,674
 Non-mortgage
  loans . . . . . .    397    (6)   (2)     389     432    (13)    (6)    413
 Mortgage-backed
  securities. . . .    966   (63)  (28)     875      29     85      1     115
 Investment
  securities. . . .   (629)   27    (9)    (611)   (528)  (212)    44    (696)
 Daily interest-
  bearing . . . . .    673    (1)  (25)     647     (51)    --     --     (51)
 Other earning
  assets. . . . . .    (37)   75   (22)      16       5     19      1      25
   Total interest-  ------  ----  ----   ------  ------  -----   ----  ------
    earning assets.  2,678   213   (66)   2,825   1,880   (389)   (11)  1,480
                    ------  ----  ----   ------  ------  -----   ----  ------
Interest Expense:
 Regular savings
  accounts. . . . .    (36)   --    --      (36)    (24)    (4)    (1)    (29)
 NOW accounts . . .     52    --    --       52      10    (23)    --     (13)
 Money market
  accounts. . . . .     (9)   42    --       33      82    (56)    (8)     18
 Certificates of
  deposit . . . . .    321    31     2      354     505    (27)    (3)    475
 Other interest-
  bearing
  liabilities . . .    128   (62)   (4)      62     185   (118)   (11)     56
  Total interest-   ------  ----  ----   ------  ------  -----   ----  ------
   bearing
   liabilities. . .    456    11    (2)     465     758   (228)   (23)    507
                    ------  ----  ----   ------  ------  -----   ----  ------
Net increase
 (decrease) in
 interest income. . $2,222  $202  $(64)  $2,360  $1,122  $(161)  $ 12  $  973
                    ======  ====  ====   ======  ======  =====   ====  ======

Asset and Liability Management

     The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to ten years.

     The Savings Bank has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans or purchase of adjustable rate mortgage-backed securities for its portfolio; maintaining consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Savings Bank has experienced growth in assets, deposits, and FHLB advances.

     Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Savings Bank's earnings while decreases in interest rates may beneficially affect the Savings Bank's earnings. To reduce the potential volatility of the Savings Bank's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Savings Bank actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Savings Bank has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 1998, ARM loans and adjustable rate mortgage-backed securities constituted $99.6 million, or 53.0%, of the Savings Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Savings Bank has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

     The Savings Bank's mortgage servicing activities provide additional protection from interest rate risk. The Savings Bank retains servicing rights on all mortgage loans sold. As market interest rates rise the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totalled $87.4 million at March 31, 1998, including $33.7 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $93.5 million and produced service fees of $249,000 for the year ended March 31, 1998. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

     Consumer loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Savings Bank's exposure to fluctuations in interest rates. At March 31, 1998, the construction and consumer loan portfolios amounted to $49.6 million and $16.1 million, or 30.5% and 9.9% of total net loans receivable, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and "-- Lending Activities -- Consumer Lending."

     The Savings Bank also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 1998, the combined portfolio of $71.3 million had an average term to repricing or maturity of three years. See "Item 1. Business -- Investment Activities."

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the FHLB-Seattle, the Savings Bank receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Savings Bank is exempt because its assets are less than $300 million. Based on the Savings Bank's regulatory capital levels at December 31, 1997 (the latest date available), the Savings Bank believes that, if the proposed regulation was implemented at that date, the regulation would not have had a material adverse effect on the Savings Bank's regulatory capital compliance.

                                 At December 31, 1997
               ---------------------------------------------------------------
                   Net Portfolio Value          Net Portfolio Value as a Per-
               ----------------------------    cent of Present Value of Assets
Change         Dollar     Dollar    Percent    -------------------------------
In Rates       Amount     Change    Change        NPV Ratio           Change
--------       ------     ------    ------        ---------           ------
                                 (Dollars in thousands)

 400bp         $42,566   $(10,647)    (20)%        17.36%             (307)bp
 300bp          45,866     (7,347)    (14)         18.38              (205)bp
 200bp          48,933     (4,280)     (8)         19.29              (115)bp
 100bp          51,525     (1,688)     (3)         20.01                (2)bp
  --bp          53,213         --      --          20.43                --bp
(100)bp         53,232         19      --          20.34               (10)bp
(200)bp         52,479       (734)     (1)         20.00               (44)bp
(300)bp         52,096     (1,117)     (2)         19.77               (66)bp
(400)bp         52,570       (643)     (1)         19.80               (64)bp

     The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1997 would reduce the Savings Bank's NPV by approximately $4.3 million, or 8%, at that date.

     Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

     The Savings Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1998, cash and cash equivalents totalled $19.1 million, or 7.3% of total assets. At March 31, 1998, the Savings Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $91.3 million, under which $29.6 million was outstanding.

     OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Savings Bank's liquidity ratio at March 31, 1998 was 17.9%.

     Liquidity management is both a short- and long-term responsibility of the Savings Bank's management. The Savings Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Savings Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

     The Savings Bank's primary investing activity is the origination of one-to- four family mortgage loans. During the years ended March 31, 1998, 1997 and 1996, the Savings Bank originated $79.1 million, $67.9 million and $63.6 million of such loans, respectively. At March 31, 1998, the Savings Bank had mortgage loan commitments totalling $7.1 million, consumer loan commitments totalling $6.0 million, and undisbursed loans in process totalling $19.4 million. The Savings Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1998 totalled $83.4 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature.

     OTS regulations require the Savings Bank to maintain specific amounts of regulatory capital. As of March 31, 1998, the Savings Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 17.0%, 17.0% and 32.7%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of the Savings Bank -- Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

     Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. See Note 1 of Notes to the Consolidated Financial Statements for a discussion of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125. SFAS No. 127 defers the effective date of the application of certain portions of SFAS No. 125 until January 1, 1998. The adoption of the provisions of SFAS No. 125 did not have a material impact on the Savings Bank's financial condition or results of operations.

     Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basis EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Savings Bank.

     Disclosure of Information About Capital Structure. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Savings Bank.

     Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

     Disclosure About Segments. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 becomes effective for the Savings Bank's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Savings Bank.

Year 2000 Considerations

     Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

     The Savings Bank uses the services of an outside service bureau for its significant data processing applications. Based on discussions with its service bureau, the Savings Bank does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect the its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. Every financial institution will be posed with the Year 2000 challenge. It is the Savings Bank's desire to make the transition to the Year 2000 as effortless as possible. The Savings Bank has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness." The year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation and Implementation. As part of the awareness phase, a Special Projects Team composed of individuals from every operational sector of the Savings Bank was utilized to assess all vendors, customers, and correspondents. All computer hardware was upgraded in the last quarter of fiscal 1996 and the first quarter of fiscal 1997. All vendors and applications have been identified and the Savings Bank has set December 31, 1998 as the target date for full compliance to Year 2000.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Savings Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Quantitative Aspects of Market Risk. The Savings Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Savings Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Savings Bank's interest-earning assets and interest- bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Maturity of Loan Portfolio," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Time Deposits by Maturities" contained herein.

     Qualitative Aspects of Market Risk. The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition, the Savings Bank maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to four years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     The following table shows the Savings Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 1998. Market risk sensitive instruments are generally defined as on- and off- balance sheet derivatives and other financial instruments.

                                                  One      After    After
                                         Within   Year     3 Years  5 Years   Beyond
                                Average  One      to 3     to 5     to 10     10                 Fair
                                Rate     Year     Years    Years    Years     Years     Total    Value
                                ----     ----     -----    -----    -----     -----     -----    -----
                                                        (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable . . . . . . .  8.67%   $92,208   $8,245   $14,684   $12,789  $30,702  $162,628  $164,561
Mortgage-backed
  securities . . . . . . . . .  6.85        364       --        50    14,778   37,839    53,031    53,448
Investments and other
 interest-earning assets . . .  6.13     24,840    5,000     7,003     1,974       --    38,817    38,875
FHLB stock . . . . . . . . . .  7.75        393      786       787        --       --     1,966     1,966

Interest-Sensitive
  Liabilities:

NOW accounts . . . . . . . . .  1.50      4,119    8,238     8,238        --       --    20,595    20,595
Non-interest checking
 accounts. . . . . . . . . . .    --      1,887    3,773     3,773        --       --     9,433     9,433
Savings accounts . . . . . . .  2.75      3,986    7,972     7,973        --       --    19,929    19,929
Money market . . . . . . . . .  3.75      3,788    7,576     7,577        --       --    18,941    18,941
Certificate accounts . . . . .  5.70     83,426   22,303     4,782       416       --   110,927   111,004
FHLB advances. . . . . . . . .  5.97     17,000   12,550        --        --       --    29,550    29,689

Off-Balance Sheet Items:

Commitments to extend
 credit. . . . . . . . . . . .  8.57      7,106       --        --        --       --     7,106     7,106
Unused lines of credit . . . .  9.86      5,972       --        --        --       --     5,972     5,972

                                                         50

Item 8.  Financial Statements and Supplementary Data


RIVERVIEW BANCORP, INC. AND SUBSIDIARY


TABLE OF CONTENTS
------------------------------------------------------------------------------
                                                                          Page

INDEPENDENT AUDITORS' REPORT                                               52
FINANCIAL STATEMENTS AS OF AND FOR THE THREE YEARS
 ENDED MARCH 31, 1998:
  Consolidated Balance Sheets                                              53
  Consolidated Statements of Income                                     54-55
  Consolidated Statements of Shareholders' Equity                          56
  Consolidated Statements of Cash Flows                                 57-58
  Notes to Consolidated Financial Statements                            59-75

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary (the "Company", formerly known as Riverview Savings Bank, FSB and Subsidiary prior to the Conversion and Reorganization on September 30, 1997, as discussed in Note 1) as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 15, 1998

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

(In thousands, except share data)                           1998         1997
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $20,504 and $1,450)                                   $   27,482  $    6,951
Loans held for sale                                         1,430          80
Investment securities held to maturity, at
 amortized cost (fair value of $8,394 and $20,438)          8,336      20,456
Investment securities available for sale, at fair
 value (amortized cost of $9,961 and $3,993)                9,977       3,899
Mortgage-backed securities held to maturity, at amortized
cost (fair value of $20,758 and $26,488)                   20,341      26,402
Mortgage-backed securities available for sale, at fair
 value (amortized cost of $32,526 and $3,022)              32,690       2,990
Loans receivable (net of allowance for loan losses of
 $984 and $831)                                           161,198     151,694
Real estate owned                                               -         135
Prepaid expenses and other assets                             882       1,141
Accrued interest receivable                                 1,597       1,449
Federal Home Loan Bank stock                                1,966       1,756
Premises and equipment                                      4,802       4,632
Land held for development                                     471         471
Core deposit intangible                                     2,002       2,329
                                                       ----------  ----------
TOTAL ASSETS                                           $  273,174  $  224,385
                                                       ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                      $   179,825  $  169,416
Accrued expenses and other liabilities                      2,490       2,264
Advance payments by borrowers for taxes and insurance          84         123
Deferred income taxes, net                                    143         143
Other borrowed funds                                            -         237
Federal Home Loan Bank advances                            29,550      27,180
                                                       ----------  ----------
            Total liabilities                             212,092     199,363
                                                       ==========  ==========
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                       -           -
Common stock, $.01 par value; 50,000,000
 authorized, 1998 - 6,154,326 issued, 5,809,456
 outstanding; 1997 - $1.00 par value 10,143,600
 authorized, 6,127,498 issued, 6,043,656 outstanding           62       2,416
Additional paid-in capital                                 53,399      16,043
Unearned shares issued to employee stock ownership trust   (2,993)       (386)
Retained earnings                                          10,495       7,033
Net unrealized gain (loss) on securities available
 for sale, net of tax                                         119         (84)
                                                       ----------  ----------
            Total shareholders' equity                     61,082      25,022
                                                       ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  273,174  $  224,385
                                                       ==========  ==========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED MARCH 31, 1998

(In thousands, except share data)             1998        1997        1996
------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans receivable     $   15,238  $   13,339  $   11,252
Interest on investment securities              1,221       1,832       2,528
Interest on mortgage-backed securities         3,010       2,135       2,020
Other interest and dividends                     833         170         196
                                          ----------  ----------  ----------
                 Total interest income        20,302      17,476      15,996
                                          ----------  ----------  ----------
INTEREST EXPENSE:
Interest on deposits                           7,438       7,034       6,583
Interest on borrowings                         1,951       1,889       1,833
                                          ----------  ----------  ----------
                 Total interest expense        9,389       8,923       8,416
                                          ----------  ----------  ----------
                 Net interest income          10,913       8,553       7,580
Less provision for loan losses                   180         180           -
                                          ----------  ----------  ----------
                 Net interest income
                  after provision for
                  loan losses                 10,733       8,373       7,580
                                          ----------  ----------  ----------
NONINTEREST INCOME:
Fees and service charges                       1,845       1,368       1,182
Loan servicing income                            249         279         342
Gain on sale of mortgage-backed and other
 securities available for sale                   189          37         216
Gain on sale of loans held for sale               80          69         180
Trading activity (losses)                          -           -          (5)
Other                                            117         121         100
                                          ----------  ----------  ----------
                 Total noninterest income      2,480       1,874       2,015
                                          ----------  ----------  ----------
NONINTEREST EXPENSE:
Salaries and employee benefits                 4,304       3,386       2,851
Occupancy and depreciation                     1,339       1,174       1,090
Special SAIF assessment                            -         947           -
Amortization of core deposit intangible          327         327         327
Marketing expense                                248         257         263
FDIC insurance premium                           114         275         336
Other                                            886         838         740
                                          ----------  ----------  ----------
                 Total noninterest expense     7,218       7,204       5,607
                                          ----------  ----------  ----------

INCOME BEFORE FEDERAL INCOME TAXES        $    5,995  $    3,043  $    3,988

                                                                 (Continued)
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED MARCH 31, 1998

(In thousands, except share data)             1998        1997        1996
------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAXES        $    5,995  $    3,043  $    3,988
PROVISION FOR FEDERAL INCOME TAXES             2,071       1,035       1,375
                                          ----------  ----------  ----------
NET INCOME                                $    3,924  $    2,008  $    2,613
                                          ==========  ==========  ==========

Earnings per common share, basic               $0.66       $0.33       $0.44
Earnings per common share, diluted              0.65        0.33        0.43
Weighted average number of shares
 outstanding
  Basic                                    5,913,792   6,020,418   5,990,937
  Diluted                                  6,055,134   6,104,130   6,039,206

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED MARCH 31, 1998
                                                              Net
                                                              Unrealized
                                         Unearned             Gain
                                         Shares               (Loss) on
                                         Issued to            Securities
                                Addi-    Employee             Avail-
              Common Stock      tional   Owner-               able
            -----------------   Paid-In  ship      Retained   Sale
            Shares     Amount   Capital  Trust     Earnings   for     Total

(In thousands, except share data)
-----------------------------------------------------------------------------
BALANCE,
 APRIL 1,
 1995      4,944,592  $ 1,995  $ 9,155  $   (473)  $  9,856  $  -   $ 20,533
Net income         -        -        -         -      2,613     -      2,613
Cash dividends     -        -        -         -       (173)    -       (173)
Exercise of
 stock
 options       1,268        1        4         -          -     -          5
Earned ESOP
 shares       23,097        -       55        93          -     -        148
10% stock
 dividend    496,430      199    3,019       (59)    (3,159)    -          -
Change in
 unrealized
 loss on
 securities
 available
 for sale,
 net of tax        -        -        -         -          -   (40)       (40)
           ---------  -------  -------  --------   --------  ----   --------
BALANCE,
 MARCH 31,
 1996      5,465,387    2,195   12,233      (439)     9,137   (40)    23,086
Net income         -        -        -         -      2,008     -      2,008
Cash
 dividends         -        -        -         -      (212)     -       (212)
Exercise of
 stock
 options       3,804        2       10         -         -      -         12
Earned ESOP
 shares       25,407        -       65       107         -      -        172
10% stock
 dividend    549,058      219    3,735       (54)   (3,900)     -          -
Change in
 unrealized
 loss on
 securities
 available
 for sale,
 net of tax        -        -        -         -         -    (44)       (44)
           ---------  -------  -------  --------   --------  ----   --------
BALANCE,
 MARCH 31,
 1997      6,043,656    2,416   16,043      (386)     7,033   (84)    25,022
Net income         -        -        -         -      3,924     -      3,924
Retirement
 of Mutual
 Holding
 Company
 stock    (3,570,270)  (1,408)   1,494         -          -     -         86
Issuance
 and
 exchange
 of common
 stock as
 a result
 of con-
 version/
 reorgani-
 zation    3,570,750     (948)  35,586         -          -     -     34,638
Retirement
 of frac-
 tional
 shares         (230)       -        -         -          -     -          -
Cash
 dividends         -        -        -         -       (462)    -       (462)
Exercise
 of stock
 options      26,578        2       88         -          -     -         90
Shares
 acquired
 by ESOP    (285,660)       -        -    (2,856)         -     -     (2,856)
Earned ESOP
 shares       24,632        -      188       249          -     -        437
Change in
 unrealized
 gain on
 securities
 available
 for sale,
 net of tax        -        -        -         -          -   203        203
           ---------  -------  -------  --------   --------  ----   --------
BALANCE,
 MARCH 31,
 1998      5,809,456  $    62  $53,399  $ (2,993)  $ 10,495  $119   $ 61,082
           =========  =======  =======  ========   ========  ====   ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED MARCH 31, 1998

(In thousands, except share data)             1998        1997        1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $    3,924  $    2,008  $    2,613
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                    310         794         579
Provision for loan losses                        180         180           -
Noncash compensation expense related
 to ESOP benefit                                 437         172         148
Increase in deferred loan origination
 fees, net of amortization                       372         289         176
Federal Home Loan Bank stock dividend           (146)       (130)       (105)
Net gain on sale of real estate owned,
 mortgage-backed securities, investment
 securities and premises and equipment          (189)        (37)       (301)
Changes in assets and liabilities:
Decrease (increase) in loans held for sale    (1,350)      1,861      (1,694)
Decrease (increase) in prepaid expenses
 and other assets                                259         (93)        (98)
Decrease (increase) in accrued interest
 receivable                                     (148)         62        (113)
Increase in accrued expenses and other
 liabilities                                      69         562         510
Provision for deferred income taxes             (103)          -         493
                                          ----------  ----------  ----------
                 Net cash provided by
                  operating activities         3,615       5,668       2,208
                                          ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations                           (105,327)    (85,651)    (78,011)
Principal repayments on loans                 95,270      59,369      55,176
Proceeds from call, maturity or sale of
 investment securities available for sale     10,003       3,535       6,047
Purchase of investment securities
 available for sale                          (15,974)     (3,502)     (4,996)
Purchase of equity securities                 (1,014)          -           -
Proceeds from sale of equity securities        1,165           -           -
Purchase of mortgage-backed securities
 available for sale                          (33,632)     (1,100)     (2,002)
Proceeds from sale of mortgage-backed
 securities available for sale                 2,280           -           -
Principal repayments on mortgage-backed
 securities held to maturity                   6,218       5,104       5,656
Principal repayments on mortgage-backed
 securities available for sale                 2,421          80           -
Purchase of mortgage-backed securities
 held to maturity                                  -      (3,035)     (2,017)
Purchase of investment securities held
 to maturity                                       -           -      (4,006)
Proceeds from call or maturity of
 investment securities held to maturity       12,033       9,265       6,271
Purchase of premises and equipment              (755)       (699)       (749)
Purchase of Federal Home Loan Bank stock         (64)          -        (240)
Proceeds from sale of real estate                135         140         225
                                          ----------  ----------  ----------
                 Net cash used in
                  investing activities       (27,241)    (16,494)    (18,646)
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts              10,409      11,257      12,710
Dividends paid                                  (304)       (200)       (164)
Stock acquired for ESOP                       (2,856)          -           -
Proceeds from Federal Home Loan Bank
 advances                                     35,800      68,880      40,050
Repayment of Federal Home Loan Bank
 advances                                    (33,430)    (67,750)    (37,000)
Net increase (decrease) in advance
 payments by borrowers                           (39)         72           2
Repayment of other borrowed funds               (237)        (79)        (79)
Proceeds from issuance of common stock,
 net of related costs                         34,724           -           -
Proceeds from exercise of stock options           90          12           5
                                          ----------  ----------  ----------
                 Net cash provided by
                  financing activities        44,157      12,192      15,524
                                          ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH           $   20,531  $    1,366  $     (914)

                                                                   (Continued)
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED MARCH 31, 1998

(In thousands, except share data)             1998        1997        1996
------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH           $   20,531  $   1,366   $    (914)
CASH, BEGINNING OF YEAR                        6,951      5,585       6,499
                                          ----------  ----------  ----------
CASH, END OF YEAR                         $   27,482  $    6,951  $    5,585
                                          ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest                                  $    9,424  $    8,921  $    8,405
Income taxes                                   2,003         951         870

NONCASH INVESTING ACTIVITIES:
Transfer of loans to real estate owned    $       10  $      269  $        -
Loans arising from sale of real estate
 owned and land held for investment                -           -         225
Compensation expense recognized for
 shares released for allocation to
 participants of the ESOP                        437         172         148
December 29, 1995 transfer of securities
 from held to maturity to available for
 sale at estimated fair value                      -           -       5,061
Dividends declared and accrued in other
 liabilities                                     215          58          46
Fair value adjustment to securities
 available for sale                              306         (65)        (62)
Income tax effect related to fair
 value adjustment                               (103)         21          22

See notes to consolidated financial statements.                  (Concluded)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Savings Bank , FSB (the "Bank") and the Bank's wholly-owned subsidiary, Riverview Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations - The Bank is a nine branch community-oriented financial institution operating in rural and suburban communities in southwest Washington state. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, investment securities, and mortgage-backed securities.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

Conversion and Reorganization - Riverview Bancorp, Inc. ("Bancorp") is a Washington corporation which is the holding company for the Bank. Bancorp was recently organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Riverview M.H.C. ("MHC"), the former parent mutual holding company of the Bank, to stock form, and the reorganization of the Bank as a wholly-owned subsidiary of Bancorp, which was completed on September 30, 1997 ("Conversion and Reorganization").

In the Conversion and Reorganization, 3,570,270 shares previously held by MHC were retired and simultaneously 3,570,750 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $31.8 million after taking into consideration $2.9 million for the establishment of an Employee Stock Ownership Plan (ESOP) and $1.1 million in expenses. In addition to the shares sold in the offering, 2,562,576 shares of Bancorp's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.5359 shares for each share of the Bank's common stock, resulting in 6,133,326 total shares of Bancorp's stock issued as of September 30, 1997. Share data and earnings per common share prior to September 30, 1997 have been restated to reflect the Conversion and Reorganization.

Interest Income - Interest on loans is credited to income as earned, unless the collectibility of the interest is in doubt, at which time the accrual of interest ceases and a reserve for any nonrecoverable accrued interest is established and charged against operations and the loan is placed on nonaccrual status. If ultimate collection of principal is in doubt, all cash receipts on nonaccrual loans are applied to reduce the principal balance.

Premiums or discounts on loans purchased and sold are amortized or accreted using the level yield method over a period approximating the average life of the loans.

Loan Fees - Loan fee income, net of the direct origination costs, is deferred and accreted to interest income by the level yield method over the contractual life of the loan.

Securities - In accordance with SFAS No. 115, investment securities are classified as held to maturity where the Bank has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities not classified as trading securities, or as held to maturity securities, are classified as securities available for sale. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

Trading Account Securities Activity - Under the terms of the Bank's investment policy, the Bank is authorized to purchase and sell U.S. Treasury and government agency securities with maturity dates not to exceed ten years. The policy limits such investments to 5% of total Bank assets. Securities in the Bank's trading portfolio are carried at fair value. There was no trading activity during the year ended March 31, 1998 and 1997. During the year ended March 31, 1996, the Bank purchased and sold $2.0 million of U.S. Treasury and government agency securities and realized gross trading gains of $1,000 and gross trading losses of $6,000.

Real Estate Owned ("REO") - REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral underlying loans on which the Bank is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, properties are evaluated and any additional declines in value are provided for in the REO reserve for losses. The amounts the

Bank will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Bank's control or because of changes in the Bank's strategy for the sale of the property.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans, and consumer unsecured loans are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line method over the estimated useful lives as follows:

      Buildings and improvements          3 to 60 years
      Furniture and equipment             3 to 20 years

Loans Held for Sale - Under the terms of the Bank's investment policy, the Bank is authorized to sell certain loans when such sales result in higher net yields. Accordingly, such loans are classified as held for sale in the accompanying consolidated financial statements and are carried at the lower of aggregate cost or net realizable value.

Mortgage Servicing - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation (FHLMC) are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

The Company records its mortgage servicing rights at fair values in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The Company is amortizing the mortgage servicing assets, which totaled $125,000 and $67,000 at March 31, 1998 and 1997, respectively, over the period of estimated net servicing income.

Core Deposit Intangible - The deposit base premium of $3.2 million is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to noninterest expense on a straight-line basis over ten years.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes and eliminates, on a prospective basis, the exemption from deferred income taxes of thrift bad debt reserves. (See Note 10.)

Land Held for Development - Land held for development, which is carried at the lower of cost or net realizable value, consists of a parcel of land which the Bank intends to develop either for Bank operation or for ultimate sale.

Employee Stock Ownership Plan - The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust in the balance sheet. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest. Stock dividends on unallocated shares are recorded as an increase to the unearned shares issued to the employee stock ownership trust contra-equity account and distributed to participants over the remaining debt service period.

Earnings Per Share - The Company adopted SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure includes convertible securities and options to make a dual presentation of basic and diluted earnings per share for all periods presented. (See Note 14.)

Cash - includes amounts on hand, due from banks, and interest-earning deposits in other banks with original maturities of 90 days or less.

Stock-Based Compensation - Effective April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), which permits entities to recognize as expense over the vesting period fair value of all stock-based awards on the date of grant. Alternatively, the Company may continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company elected to continue the accounting methods prescribed by APB Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Pro forma disclosure provisions of SFAS No. 123 are provided in Note 11.

Recently Issued Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending March 31, 1999. Reclassification of earlier financial statements for comparative purposes is required. The impact of its adoption is not expected to be material to the financial statements of the Company.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year ending March 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The adoption of provisions of SFAS No. 131 is not expected to have a material impact on the financial statements of the Company.

2.   INTEREST RATE RISK MANAGEMENT
The Bank is engaged principally in gathering deposits and providing first mortgage loans to individuals and commercial enterprises. At March 31, 1998 and 1997, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Bank could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and in its opinion actively monitors such risk and manages it to the extent practicable.

3.   INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                           Gross       Gross      Estimated
                              Amortized Unrealized  Unrealized         Fair
March 31, 1998                     Cost    Gains      Losses          Value
                             ----------  -------     -------     ----------
Agency securities            $    7,336  $    64     $    (6)    $    7,394
U.S. Treasury securities          1,000        -           -          1,000
                             ----------  -------     -------     ----------
                             $    8,336  $    64     $    (6)    $    8,394
                             ==========  =======     =======     ==========

                                           Gross       Gross      Estimated
                              Amortized Unrealized  Unrealized         Fair
March 31, 1997                     Cost    Gains      Losses          Value
                             ----------  -------     -------     ----------
Agency securities            $   12,467  $    60     $   (79)    $   12,448
U.S. Treasury securities          7,989       12         (11)         7,990
                             ----------  -------     -------     ----------
                             $   20,456  $    72     $   (90)    $   20,438
                             ==========  =======     =======     ==========

The contractual maturities of investment securities held to maturity are as follows (in thousands):

                                                    Amortized    Estimated
March 31, 1998                                           Cost   Fair Value
                                                    ---------   ----------
Due in one year or less                             $   3,336   $    3,344
Due after one year through five years                   5,000        5,050
                                                    ---------   ----------
                                                    $   8,336   $    8,394
                                                    =========   ==========

There were no sales of investment securities held to maturity during the years ended March 31, 1998 and 1997.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                           Gross       Gross      Estimated
                              Amortized Unrealized  Unrealized         Fair
March 31, 1998                     Cost    Gains      Losses          Value
                             ----------  -------     -------     ----------
Agency securities            $   7,000   $   13      $    (9)    $   7,004
U.S. Treasury securities         2,961       12            -         2,973
                             ---------   ------      -------     ---------
                             $   9,961   $   25      $    (9)    $   9,977
                             =========   ======      =======     =========
March 31, 1997

Agency securities            $   1,000   $   -       $   (25)    $     975
U.S. Treasury securities         2,993       -           (69)        2,924
                             ---------   ------      -------     ---------
                             $   3,993   $   -       $   (94)    $   3,899
                             =========   ======      =======     =========

The contractual maturities of securities available for sale are as follows (in thousands):

                                                    Amortized    Estimated
March 31, 1998                                           Cost   Fair Value
                                                    ---------   ----------
Due in one year or less                             $     998   $    1,000
Due after one year through five years                   7,000        7,003
Due after five years through ten years                  1,963        1,974
                                                    ---------   ----------
                                                    $   9,961   $    9,977
                                                    =========   ==========

Investment securities with an amortized cost of $1,000,000 and a fair value of $995,000 and $967,000 at March 31, 1998 and 1997, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

4.   MORTGAGE-BACKED SECURITIES
Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                           Gross       Gross      Estimated
                              Amortized Unrealized  Unrealized         Fair
March 31, 1998                     Cost    Gains      Losses          Value
                             ----------  -------     -------     ----------
Real estate mortgage
 investment conduits         $   5,627   $  195      $     -     $   5,822
FHLMC mortgage-backed
 securities                      5,111       82           (5)        5,188
FNMA mortgage-backed
 securities                      9,603      155          (10)        9,748
                             ---------   ------      -------     ---------
                             $  20,341   $  432      $   (15)    $  20,758
                             =========   ======      =======     =========
March 31, 1997

Real estate mortgage
 investment conduits         $   6,641   $  139      $    (4)    $   6,776
FHLMC mortgage-backed
 securities                      6,800       89          (94)        6,795
FNMA mortgage-backed
 securities                     12,961      125         (169)       12,917
                             ---------   ------      -------     ---------
                             $  26,402   $  353      $  (267)    $  26,488
                             =========   ======      =======     =========

The real estate mortgage investment conduits consist of FHLMC and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity are as follows (in thousands):

                                                    Amortized    Estimated
March 31, 1998                                           Cost   Fair Value
                                                    ---------   ----------
Due after one year through five years               $     414   $      415
Due after five years through ten years                  8,300        8,377
Due after ten years                                    11,627       11,966
                                                    ---------   ----------
                                                    $  20,341   $   20,758
                                                    =========   ==========

There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 1998 and 1997.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                           Gross       Gross      Estimated
                              Amortized Unrealized  Unrealized         Fair
March 31, 1998                     Cost    Gains      Losses          Value
                             ----------  -------     -------     ----------
Real estate mortgage
 investment conduits         $   21,914  $    148    $   (2)     $  22,060
FHLMC mortgage-backed
 securities                       1,021        17         -          1,038
FNMA mortgage-backed
 securities                       9,591        16       (15)         9,592
                             ----------  --------    -------     ---------
                             $   32,526  $    181    $   (17)    $  32,690
                             ==========  ========    =======     =========

March 31, 1997

Real estate mortgage
 investment conduits         $    1,922  $      -    $   (19)    $   1,903
FHLMC mortgage-backed
 securities                       1,100         -        (13)        1,087
                             ----------  --------    -------     ---------
                             $    3,022  $      -    $   (32)    $   2,990
                             ==========  ========    =======     =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                    Amortized    Estimated
March 31, 1998                                           Cost   Fair Value
                                                    ---------   ----------
Due after five years through ten years              $   6,458   $   6,478
Due after ten years                                    26,068      26,212
                                                    ---------   ---------
                                                    $  32,526   $  32,690
                                                    =========   =========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $522,000 and $82,000 and a fair value of $523,000 and $82,000 at March 31, 1998 and 1997, respectively, were pledged as collateral for public funds held by the Bank.

5.   LOANS RECEIVABLE
Loans receivable consisted of the following (in thousands):

                                                      March 31,
                                           ------------------------------
                                              1998                1997
                                           ----------          ----------
Residential:
One to four family                         $   94,795          $   94,456
Multi-family                                    4,790               5,439
Construction:
One to four family                             35,003              32,529
Multi-family                                    5,352                 547
Commercial real estate                              -                 634
Commercial                                      1,992                 794
Consumer:
Secured                                        13,638              12,797
Unsecured                                       2,470               1,496
Land                                           16,431               7,900
Non-residential                                 9,407               8,997
                                           ----------          ----------
                                              183,878             165,589
Less:
Undisbursed portion of loans                   19,354              11,087
Deferred loan fees                              2,340               1,967
Allowance for loan losses                         984                 831
Unearned discounts                                  2                  10
                                           ----------          ----------
                 Loans receivable, net     $  161,198          $  151,694
                                           ==========          ==========

Loans, by maturity or repricing date, were as follows (in thousands):

                                                      March 31,
                                           ------------------------------
                                              1998                1997
                                           ----------          ----------
Adjustable rate loans:
Within one year                            $   90,571          $   73,628
After one but within five years                   629               1,884
After five but within ten years                     -                 281
After ten years                                     -               2,381
                                           ----------          ----------
                                               91,200              78,174
                                           ==========          ==========
Fixed rate loans:
Within one year                                20,572              11,203
After one but within five years                24,973              18,086
After five but within ten years                14,280              16,555
After ten years                                32,853              41,571
                                           ----------          ----------
                                               92,678              87,415
                                           ----------          ----------
                                           $  183,878          $  165,589
                                           ==========          ==========

Loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index. The remaining adjustable rate loans reprice based on the prime lending rate or the Federal Home Loan Bank cost of funds index. Adjustable rate loans generally reprice a maximum of 2% per year and up to 6% over the life of the loan.

The Bank services loans for others totaling $87,410,000, $98,751,000 and $106,167,000 as of March 31, 1998, 1997 and 1996. These loan balances are not included in the consolidated balance sheet as they are not assets of the Bank.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                         Year Ended March 31,
                                       -------------------------
                                          1998            1997
                                       ----------     ----------
Beginning balance                      $      521     $      631
Originations                                  137              -
Principal repayments                         (120)          (110)
                                       ----------     ----------
            Ending balance             $      538     $      521
                                       ==========     ==========

6.   ALLOWANCE FOR LOAN LOSSES
A reconciliation of the allowance for loan losses is as follows (in thousands):
                                         Year Ended March 31,
                                       -------------------------
                                          1998            1997
                                       ----------     ----------
Beginning balance                      $      831     $      653
Provision for losses                          180            180
Write-offs                                    (38)           (11)
Recoveries                                     11              9
                                       ----------     ----------
Ending balance                         $      984     $      831
                                       ==========     ==========

At March 31, 1998 and 1997, the Bank's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $506,000 and $87,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $343,000 and $326,000 during the years ended March 31, 1998 and 1997.

7.   PREMISES AND EQUIPMENT
Premises and equipment consisted of the following (in thousands):

                                         Year Ended March 31,
                                       -------------------------
                                          1998            1997
                                       ----------     ----------
Land                                   $    1,399     $    1,399
Buildings and improvements                  3,751          3,679
Furniture and equipment                     2,811          2,424
                                       ----------     ----------
                 Subtotal                   7,961          7,502
Less accumulated depreciation              (3,159)        (2,870)
                                       ----------     ----------
                 Total                 $    4,802     $    4,632
                                       ==========     ==========

Depreciation expense was $583,000, $464,000 and $419,000 for years ended March 31, 1998, 1997 and 1996, respectively.

8.   DEPOSIT ACCOUNTS
Deposit accounts consisted of the following (in thousands):

                          Average                    Average
                         Interest    March 31,      Interest     March 31,
Account Type                 Rate         1998          Rate          1997
                         --------   ----------      --------     ---------
NOW Accounts:
Noninterest-bearing         0.00%    $   9,433          0.00%    $   7,085
Regular                     1.50        19,296          1.50        18,474
Maxi                        1.75         1,299          1.75         1,606
Money market                3.75        18,941          3.75        17,553
Savings accounts            2.75        19,929          2.75        21,234
Certificates of deposit     5.70       110,927          5.62       103,464
                                    ----------                  ----------
                 Total              $  179,825                  $  169,416
                                    ==========                  ==========
Weighted average interest rate            4.39%                       4.35%
                                    ==========                  ==========

Certificates of deposit as of March 31, 1998, mature as follows (in thousands):
                                                      Amount
                                                    ----------
Less than one year                                  $   83,426
One year to two years                                   17,285
Two years to three years                                 5,018
Three years to four years                                1,860
Four years to five years                                 2,922
After five years                                           416
                                                    ----------
                 Total                              $  110,927
                                                    ==========

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Interest expense by deposit type was as follow (in thousands):

                                         Year Ended March 31,
                                   ----------------------------------
                                       1998       1997        1996
                                   ----------  ----------  ----------
NOW Accounts:
Regular                            $      261  $      234  $      247
Maxi                                       26          29          37
Money market accounts                     649         588         562
Savings accounts                          553         588         617
Certificates of deposit                 5,949       5,595       5,120
                                   ----------  ----------  ----------
                 Total             $    7,438  $    7,034  $    6,583
                                   ==========  ==========  ==========

9.   FEDERAL HOME LOAN BANK ADVANCES
At March 31, 1998, advances from the FHLB totaled $29,550,000, of which $14,550,000 had fixed interest rates ranging from 5.55% to 8.15% with a weighted average interest rate of 6.294%. The remaining $15,000,000 adjustable rate advances had a weighted average interest rate of 5.654%, which is the "Cash Management Advance Rate" quoted by the FHLB from time to time, each change in interest rate to take effect simultaneously with the corresponding change in the Cash Management Rate.

At March 31, 1998, the Bank had additional borrowing commitments available of $61.7 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows: 1999 - $17,000,000; 2000 - $7,000,000;
and 2001 - $5,550,000.

10.   FEDERAL INCOME TAXES
Income tax expense for the three years ended March 31 consisted of the following (in thousands):
                                   1998         1997       1996
                                ----------  ----------  ----------
Current                         $    2,071  $    1,035  $      882
Deferred                                 -           -         493
                                ----------  ----------  ----------
  Total                         $    2,071  $    1,035  $    1,375
                                ==========  ==========  ==========

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the year ended March 31 is as follows:

                                   1998         1997       1996
                                ----------  ----------  ----------
Federal statutory rate               34.0%       34.0%       34.0%
Unqualified disposition of
 incentive stock options             (4.7)          -           -
ESOP market value adjustment          3.1        (2.1)        1.4
Other, net                            2.1        (2.1)       (0.9)
                                ---------   ---------   ---------
  Total                              34.5%       34.0%       34.5%
                                =========   =========   =========

Taxes related to gains on sales of securities were $65,000, $13,000 and $72,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are as follows (in thousands):

                                          1998            1997
                                       ----------     ----------
Deferred tax assets:
Deferred compensation                  $      262     $      225
Loan loss reserve                             335            195
Core deposit intangible                       144            106
Accrued expenses                               53             72
Accumulated depreciation                       48             56
Deferred loan fees                              -             16
Unrealized loss on securities
 available for sale                             -             43
                                       ----------     ----------
 Total deferred tax asset                     842            713
                                       ==========     ==========
Deferred tax liabilities:
FHLB stock dividend                          (400)          (350)
Tax qualified loan loss reserve              (282)          (282)
Unrealized loss on securities
 available for sale                           (62)             -
Other                                        (241)          (224)
                                       ----------     ----------
 Total deferred tax liability                (985)          (856)
                                       ----------     ----------
 Deferred tax liability, net           $     (143)    $     (143)
                                       ==========     ==========

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allows the Bank the opportunity to defer the recapture of the excess reserve for a period of up to two years if the Bank meets a residential loan requirement. The Bank met the requirement to delay recapture for the current taxable year.

SFAS No. 109 eliminates, on a prospective basis, the exemption from deferred income taxes of thrift bad debt reserves. These thrift bad debt reserves are included in taxable income of later years only if the allowance for losses is used subsequently for purposes other than to absorb bad debt losses. Because the Company does not intend to use the allowance for purposes other than to absorb loan losses, no deferred taxes have been provided for the thrift bad debt reserves. Bad debt deductions on which federal income taxes have not been provided approximate $1.1 million at March 31, 1998. The Company files a consolidated federal income tax return.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 1998 or 1997, based on the Company's anticipated future ability to generate taxable income from operations.

11.   EMPLOYEE BENEFIT PLANS
Retirement Plan - The Riverview Retirement and Savings Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of
Section 401(k) of the Internal Revenue Code. The Plan covers all employees with at least one year of service who are over the age of 21. The Bank matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 1998, 1997 and 1996 were $36,000, $52,000 and $66,000, respectively.

Director Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on assets under the plan based upon a formula relating to gross revenues, which amounted to 7.63%, 7.90%, and 7.65% for the years ended March 31, 1998, 1997 and 1996, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 1998 and 1997, the Company's aggregate liability under the plan was $772,000 and $663,000, respectively.

Bonus Programs - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. Under these programs, the Company paid $145,000, $140,000 and $87,000 in bonuses during the years ended March 31, 1998, 1997 and 1996, respectively. Accrued bonuses were $145,000 and $201,000 at March 31, 1998 and 1997.

Stock Option Plans - The Board of Directors approved a Stock Option and Incentive Plan for officers, directors and key employees, which authorizes the granting of stock options. The maximum number of shares of common stock of the Company which may be issued under the Stock Plan is 244,539 shares. All options granted under this plan are immediately exercisable and expire October 22, 2003.

Stock option activity, which includes the impact of stock dividends, is summarized in the following table:
                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                       Shares       Price
                                                    ---------    --------
Outstanding and exercisable April 1, 1995             188,420     $  2.84
Grants                                                 15,342        4.48
Options exercised                                      (1,534)       2.82
                                                      -------     -------
Outstanding and exercisable March 31, 1996            202,228     $  2.96
Grants                                                 13,947        6.02
Options exercised                                      (4,184)       2.82
                                                      -------     -------
Outstanding and exercisable March 31, 1997            211,991        3.16
Grants                                                 17,044        8.43
Forfeited                                              (2,788)       5.83
Options exercised                                     (26,578)       3.45
                                                      -------     -------
Outstanding and exercisable March 31, 1998            199,669     $  3.54
                                                      =======     =======

Additional information regarding options outstanding as of March 31, 1998 is as follows:

                            Weighted Avg.  Weighted                Weighted
                             Remaining     Average                 Average
    Exercise    Number       Contractual   Exercise    Number      Exercise
    Prices      Outstanding  Life (yrs)    Price     Exercisable   Price
--------------  ----------- ------------  ---------  -----------  ---------
$2.82 to $4.48    177,048       5.58      $   2.98    177,048     $   2.98
5.83 to  8.43      22,621       5.58          7.91     22,621         7.91

Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                 Risk Free         Expected      Expected      Expected
                 Interest Rate     Life (Yrs)    Volatility    Dividends
                 -------------     ----------    ----------    ---------
Fiscal 1998          6.85%           5.58          34.24%        1.45%
Fiscal 1997          6.85%           6.58          25.03%        2.46%
Fiscal 1996          6.33%           7.58          28.78%        3.16%

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 1998, 1997 and 1996 awards was $3.25, $2.05 and $1.67, respectively. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of fiscal 1996, the effect on 1998, 1997 and 1996 net income would not have been material and earnings per share would not have changed.

12.   EMPLOYEE STOCK OWNERSHIP PLAN
In 1993, the Company established an ESOP that covers all employees with at least one year of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. Dividends on allocated ESOP shares may either be paid directly to plan participants or retained in the participants' accounts. Cash dividends on unallocated shares are recorded as a reduction to ESOP debt and accrued interest. ESOP compensation expense included in salaries and benefits was $437,000, $173,000 and $148,000 for years ended March 31, 1998, 1997 and 1996, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

                                                      Allocated
                                          Unreleased  and
                                          ESOP        Released
                                          Shares      Shares      Total
                                          -------    -------     --------
Balance, April 1, 1995                    115,485     46,194      161,679
Allocation December 31, 1995              (23,097)    23,097            -
Adjusted for stock dividend                 9,241      6,928       16,169
                                          -------    -------     --------
Balance, March 31, 1996                   101,629     76,219      177,848
Allocation December 31, 1996              (25,407)    25,407            -
Adjusted for stock dividend                 7,620     10,166       17,786
                                          -------    -------     --------
Balance, March 31, 1997                    83,842    111,792      195,634
Issuance September 30, 1997               285,660          -      285,660
Allocation December 31, 1997              (24,632)    24,632            -
                                          -------    -------     --------
Balance, March 31, 1998                   344,870    136,424      481,294
                                          =======    =======     ========

13.   SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS
Bancorp's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 1998.

The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 1998 or 1997.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 1998.

As of March 31, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum Total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (in thousands):

                                                               Categorized
                                                               as "Well
                                                               Capitalized"
                                                               Under Prompt
                                                 For Capital   Corrective
                                                 Adequacy      Action
                                  Actual         Purpose       Provision
                             ---------------------------------------------
                             Amount    Ratio   Amount  Ratio  Amount  Ratio
                             ------    -----   ------  -----  ------  -----
As of March 31, 1998
Total Capital:
 (To Risk Weighted Assets)   $44,584   32.7%  $10,922  8.0%  $13,653  10.0%
Tier I Capital:
 (To Risk Weighted Assets)    44,071   32.3%      N/A  N/A     8,192   6.0%
Core Capital:
 (To Total Assets)            44,071   17.0%    7,765  3.0%   12,942   5.0%
Tangible Capital:
 (To Tangible Assets)         44,071   17.0%    3,883  1.5%      N/A   N/A
As of March 31, 1997
Total Capital:
 (To Risk Weighted Assets)    22,986   20.9%    8,804  8.0%   11,005  10.0%
Tier I Capital:
 (To Risk Weighted Assets)   22,777    20.7%      N/A  N/A     6,603   6.0%
Core Capital:
 (To Total Assets)           22,777    10.3%    6,660  3.0%   11,101   5.0%
Tangible Capital:
 (To Tangible Assets)        22,777    10.3%    3,330  1.5%      N/A   N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at March 31, 1998 (in thousands):

Equity                                       $   46,197
Net unrealized gain on securities
available for sale                                 (124)
Core deposit intangible asset                    (2,002)
                                             ----------
                 Tangible capital                44,071
Land held for development                          (471)
General valuation allowance                         984
                                             ----------
                 Total capital               $   44,584
                                             ==========

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1998 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1998 financial statements cannot presently be determined.

On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package (C.R.), including the Bank Insurance Fund/Savings Association Insurance Fund ("BIF/SAIF") and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following the enactment. The FDIC is charged with the ultimate responsibility of determining the specific assessment, which was determined to be 65.7 basis points of the March 31, 1995 SAIF deposit assessment base. As the Bank is insured by the SAIF, the assessment resulted in a pre-tax charge to other expenses of $947,000 in the third quarter of the year ended March 31, 1997, based on the SAIF assessment base of $144.2 million.

14.   EARNINGS PER SHARE
Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for earnings per share purposes until they are allocated.

                                             Years Ended March 31,
                                     ---------------------------------------
                                         1998          1997          1996
                                     -----------   -----------   -----------
Basic EPS computation:
Numerator-Net Income                 $ 3,924,000   $ 2,008,000   $ 2,613,000
Denominator-Weighted average
 common shares outstanding             5,913,792     6,020,418     5,990,937
Basic EPS                                  $0.66         $0.33         $0.44
                                     ===========   ===========   ===========
Diluted EPS computation:
Numerator-Net Income                 $ 3,924,000   $ 2,008,000   $ 2,613,000
Denominator-Weighted average
 common shares outstanding             5,913,792     6,020,418     5,990,937
Effect of dilutive stock options         141,342        83,712        48,269
                                     -----------   -----------   -----------
Weighted average common shares
 and common stock equivalents        $ 6,055,134   $ 6,104,130   $ 6,039,206
Diluted EPS                                $0.65         $0.33         $0.43
                                     ===========   ===========   ===========

Weighted average common shares outstanding for purposes of calculating earnings per share have been retroactively restated to reflect all stock dividends declared.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows at March 31, 1998 and 1997 (in thousands):
                                            1998                  1997
                                    --------------------  --------------------
                                     Carrying       Fair   Carrying       Fair
                                        Value      Value      Value      Value
                                    ---------  ---------  ---------  ---------
Assets:
Cash                                $  27,482  $  27,482  $   6,951  $   6,951
Investment securities held to
 maturity                               8,336      8,394     20,456     20,438
Investment securities available
 for sale                               9,977      9,977      3,899      3,899
Mortgage-backed securities held
 to maturity                           20,341     20,758     26,402     26,488
Mortgage-backed securities available
 for sale                              32,690     32,690      2,990      2,990
Loans receivable, net                 161,198    163,131    151,694    150,436
Loans held for sale                     1,430      1,430         80         82
FHLB stock                              1,966      1,966      1,756      1,756
Liabilities:
Demand deposits                        68,89      68,898     65,952     65,952
Time deposits                        110,927     111,004    103,464    103,401
FHLB advances - short-term            17,000      17,062     12,630     12,678
FHLB advances - long-term             12,550      12,627     14,550     14,401
Other borrowed funds                       -           -        237        237

Fair value estimates, methods and assumptions are set forth below.

Investment and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes.

Loans Receivable - Loans were priced using a discounted cash flow method. The discount rate used was the rate currently offered on similar products, risk adjusted for credit concerns or dissimilar characteristics.

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis.

Deposits - The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates available in the local market.

Federal Home Loan Bank (FHLB) Advances - The fair value for FHLB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FHLB.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 1998 and 1997.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 1998 and 1997. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments. Significant assets and liabilities that are not financial instruments include the mortgage banking operations, deferred tax liabilities and premises and equipment.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
    AND CONCENTRATIONS OF CREDIT RISK
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Bank's usual terms and conditions.

At March 31, 1998, the Bank had commitments to originate fixed rate mortgage loans of $4,109,000 at interest rates ranging from 6.625% to 10.00%. At March 31, 1998, adjustable rate mortgage loan commitments were $2,997,000 at interest rates ranging from 8.00% to 10.50%. Collateral is not required to support commitments.

Consumer loan commitments totaled $5,972,000 at March 31, 1998.

The Bank originates residential real estate loans and, to a lesser extent, commercial and multi-family real estate and consumer loans. Approximately 99% of the mortgage loans in the bank's portfolio are secured by properties located in Washington and Oregon. An economic downturn in these areas would likely have a negative impact on the Bank's results of operations depending on the severity of such downturn.

17.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEET
March 31, 1998

(In thousands)                                                         1998
------------------------------------------------------------------------------
ASSETS
Interest-earning deposits at Federal Home Loan Bank                 $   8,374
Investment securities available for sale, at fair value (amortized
 cost of $4,000)                                                        3,991
Loan receivable from the Bank                                           2,822
Investment in the Bank                                                 46,197
Other assets                                                              146
                                                                    ---------
TOTAL ASSETS                                                        $  61,530
                                                                    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities                              $     448
Shareholders' equity                                                   61,082
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  61,530
                                                                    =========


RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENT OF INCOME
YEAR ENDED MARCH 31, 1998

(In thousands)                                                         1998
------------------------------------------------------------------------------
INCOME:
Interest on investment securities and other short-term investments
                                                                    $     332
Interest on loan receivable from the Bank                                 127
Gain on sale of investment securities available for sale                  151
                                                                    ---------
   Total income                                                           610
                                                                    ---------
EXPENSE:
Operating expenses paid to the Bank                                        40
                                                                    ---------
   Total expense                                                           40
                                                                    ---------
INCOME BEFORE INCOME TAXES AND EQUITY
 IN UNDISTRIBUTED INCOME OF THE BANK                                      570

PROVISION FOR INCOME TAXES                                                197
                                                                    ---------
INCOME OF PARENT COMPANY                                                  373

EQUITY IN UNDISTRIBUTED INCOME OF THE BANK                              3,551
                                                                    ---------
NET INCOME                                                          $   3,924
                                                                    =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENT OF CASH FLOWS
YEAR ENDED MARCH 31, 1998

(In thousands)                                                         1998
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   3,924
Adjustments to reconcile net income to cash provided
 by operating activities:
Equity in undistributed earnings of the Bank                           (3,551)
Net gain on investment securities available for sale                     (151)
Changes in assets and liabilities:
Increase in other assets                                                 (146)
Increase in accrued expenses and other liabilities                        448
                                                                    ---------
   Net cash provided by operating activities                              524
                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to the Bank                                      (17,222)
Proceeds from call, maturity, or sale of investment securities
 available for sale                                                     6,165
Purchase of investment securities available for sale                  (10,014)
Funding provided to the Bank for purchase of common stock for ESOP     (3,108)
Principal repayments on loan receivable from the Bank                     286
                                                                    ---------
   Net cash used in investing activities                              (23,893)
                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                           (184)
Proceeds from issuance of common stock, net of related costs           34,724
Stock acquired for ESOP                                                (2,856)
Proceeds from exercise of stock options                                    59
                                                                    ---------
   Net cash provided by financing activities                           31,743
                                                                    ---------
NET INCREASE IN CASH                                                    8,374
CASH, BEGINNING OF YEAR                                                     -
                                                                    ---------
CASH, END OF YEAR                                                   $   8,374
                                                                    =========

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except share date)             Three Months Ended
------------------------------------------------------------------------------
                                               December   September
                                    March 31      31          30     June 30
                                    --------   --------   ---------  --------
1998:
 Interest income                    $  5,522   $  5,288   $  4,869   $  4,623
 Interest expense                      2,332      2,384      2,423      2,250
 Net interest income                   3,190      2,904      2,446      2,373
 Provision for loan losses                45         45         45         45
 Noninterest income                      841        579        591        469
 Noninterest expense                   1,922      1,806      1,828      1,662
 Income before income taxes            2,064      1,632      1,164      1,135
 Provision for income taxes              714        559        408        390
                                    --------   --------   --------   --------
  Net income                        $  1,350   $  1,073   $    756   $    745
                                    ========   ========   ========   ========
 Basic earnings per share (1)       $   0.23   $   0.19   $   0.13   $   0.12
                                    ========   ========   ========   ========
 Diluted earnings per share         $   0.23   $   0.18   $   0.12   $   0.12
                                    ========   ========   ========   ========

1997:
 Interest income                    $  4,524   $  4,361   $  4,379   $  4,212
 Interest expense                      2,241      2,290      2,226      2,166
 Net interest income                   2,283      2,071      2,153      2,046
 Provision for loan losses                45         45         45         45
 Noninterest income                      532        419        486        437
 Noninterest expense                   1,662      1,523      1,599      1,473
 Special SAIF assessment                   -          -        947          -
 Income before income taxes            1,108        922         48        965
 Provision for income taxes              369        312         24        330
                                    --------   --------   --------   --------
  Net income                        $    739   $    610   $    24    $    635
                                    ========   ========   ========   ========
 Basic earnings per share           $   0.12   $   0.10   $    -     $   0.11
                                    ========   ========   ========   ========
 Diluted earnings per share (1)     $   0.12   $   0.10   $    -     $   0.10
                                    ========   ========   ========   ========

(1) Quarterly earnings per share varies from annual earnings per share due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure Act
         ------------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Company's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

     The information contained under the section captioned "Proposal I -- Executive Compensation -- Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

(b)  Security Ownership of Management

     Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" of the Proxy Statement.

(c)  Changes in Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" of the Proxy Statement.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits
          --------
          3.1   Articles of Incorporation of the Registrant*
          3.2   Bylaws of the Registrant*
          10.1  Employment Agreement with Patrick Sheaffer**
          10.2  Employment Agreement with Ron Wysaske**
          10.3  Employment Agreement with Michael C. Yount**
          10.4  Employment Agreement with Karen Nelson**
          10.5  Riverview Savings Bank, FBS Severance Compensation Agreement**
          10.6  Riverview Savings Bank, FSB Employee Stock Ownership Plan
          21    Subsidiaries of Registrant
          27    Financial Data Schedule

     (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 1998.

------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIVERVIEW BANCORP, INC.

Date: May 29, 1998                  By: /s/ Patrick Sheaffer
                                        -------------------------------------
                                        Patrick Sheaffer
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer            By: /s/ Ron Wysaske
    -----------------------------       ------------------------------------
    Patrick Sheaffer                    Ron Wysaske
    President and Chief Executive       Executive Vice President and Chief
    Officer                             Financial Officer
    (Principal Executive Officer)       (Principal Financial and Accounting
                                        Officer)

Date: May 29, 1998                  Date:  May 29, 1998

By:/s/ Robert K. Leick              By: /s/ Paul L. Runyan
    -----------------------------       ------------------------------------
    Robert K. Leick                     Paul L. Runyan
    Director                            Director

Date: May 29, 1998                  Date:  May 29, 1998

By:/s/ Roger Malfait                By: /s/ Dale E. Scarbrough
    -----------------------------       ------------------------------------
    Roger Malfait                       Dale E. Scarbrough
    Director                            Director

Date: May 29, 1998                  Date:  May 29, 1998

By: /s/ Gary R. Douglass
    Gary R. Douglass
    Director

Date: May 29, 1998

                                                                 Exhibit 10.6

                            RIVERVIEW SAVINGS BANK

                         EMPLOYEE STOCK OWNERSHIP PLAN

                                 1997 Restatement

                             Effective January 1, 1997

                              TABLE OF CONTENTS

                                                                         Page

INDEX OF TERMS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   iv

ARTICLE I    Background; Relevant Dates; Qualification

             1.01    Effective Date; Plan Year;
                     Limitation Year; Valuation Dates. . . . . . . . . .  2
             1.02    Qualification . . . . . . . . . . . . . . . . . . .  2

ARTICLE II   Application to the Company and Affiliates

             2.01    Eligible Employers. . . . . . . . . . . . . . . . .  3
             2.02    Service for Affiliates. . . . . . . . . . . . . . .  3
             2.03    Adoption Procedure. . . . . . . . . . . . . . . . .  4

ARTICLE III  Eligibility and Service

             3.01    Conditions of Eligibility . . . . . . . . . . . . .  5
             3.02    Service . . . . . . . . . . . . . . . . . . . . . .  5
             3.03    Leaves of Absence . . . . . . . . . . . . . . . . .  7
             3.04    Break in Service. . . . . . . . . . . . . . . . . .  8

ARTICLE IV   Compensation; General Contribution Rules

             4.01    Application of Provisions . . . . . . . . . . . . . 10
             4.02    Compensation. . . . . . . . . . . . . . . . . . . . 10
             4.03    Deductibility . . . . . . . . . . . . . . . . . . . 12
             4.04    Limit on Annual Additions . . . . . . . . . . . . . 12
             4.05    Adjustments to Satisfy Limits . . . . . . . . . . . 14

ARTICLE V    ESOP Contributions, Allocations, etc.

             5.01    ESOP Contributions. . . . . . . . . . . . . . . . . 16
             5.02    Time of Payment . . . . . . . . . . . . . . . . . . 17
             5.03    Leveraged ESOP Suspense Accounts. . . . . . . . . . 17
             5.04    Allocations From Leveraged ESOP Suspense Account. . 18
             5.05    Treatment of Dividends. . . . . . . . . . . . . . . 19
             5.06    Limitations on Allocations of Special Assets. . . . 20
             5.07    Limitation on Allocations to Highly
                     Compensated Participants. . . . . . . . . . . . . . 21

ARTICLE VI   Participants' Accounts

             6.01    Participants' Accounts. . . . . . . . . . . . . . . 22
             6.02    Valuations and Adjustments. . . . . . . . . . . . . 22
             6.03    Rollovers . . . . . . . . . . . . . . . . . . . . . 22

ARTICLE VII  Retirements Benefits

             7.01    Entitlement; Retirement Dates; Participation
                     After Mandatory Benefit Starting Date . . . . . . . 23
             7.02    Amount and Form of Benefit. . . . . . . . . . . . . 23
             7.03    Application for Benefits; Time of Payment . . . . . 24
             7.04    Distribution Rules. . . . . . . . . . . . . . . . . 26
             7.05    Distribution and Transfer of Company Stock. . . . . 26
             7.06    Right to Sell Distributed Shares. . . . . . . . . . 26
             7.07    Right of First Refusal. . . . . . . . . . . . . . . 28

ARTICLE VIII Benefits on Death or Disability

             8.01    Benefits on Death . . . . . . . . . . . . . . . . . 30
             8.02    Benefits on Disability. . . . . . . . . . . . . . . 30
             8.03    Designation of Beneficiary. . . . . . . . . . . . . 30

ARTICLE IX   Benefits After Termination of Employment

             9.01    Vesting . . . . . . . . . . . . . . . . . . . . . . 33
             9.02    Distributable Amount. . . . . . . . . . . . . . . . 33
             9.03    Payment of Benefits . . . . . . . . . . . . . . . . 33
             9.04    Forfeiture of Unvested Amounts. . . . . . . . . . . 35
             9.05    Restoration of Forfeited Amounts. . . . . . . . . . 35
             9.06    Vesting After Rehire. . . . . . . . . . . . . . . . 36

ARTICLE X    Plan Administration

             10.01   Administrative Committee. . . . . . . . . . . . . . 38
             10.02   Company and Employer Functions. . . . . . . . . . . 39
             10.03   Claims Procedure. . . . . . . . . . . . . . . . . . 39
             10.04   Expenses. . . . . . . . . . . . . . . . . . . . . . 40
             10.05   Indemnity and Bonding . . . . . . . . . . . . . . . 40

ARTICLE XI   Investment of Trust Funds

             11.01   Trust Funds . . . . . . . . . . . . . . . . . . . . 41
             11.02   ESOP Trust. . . . . . . . . . . . . . . . . . . . . 41

             11.03   Voting Company Stock. . . . . . . . . . . . . . . . 42
             11.04   ESOP Loans. . . . . . . . . . . . . . . . . . . . . 42

ARTICLE XII  Amendment; Termination; Merger

             12.01   Amendment . . . . . . . . . . . . . . . . . . . . . 44
             12.02   Termination . . . . . . . . . . . . . . . . . . . . 44
             12.03   Treatment of Employers. . . . . . . . . . . . . . . 45
             12.04   Merger. . . . . . . . . . . . . . . . . . . . . . . 45

ARTICLE XIII Miscellaneous Provisions

             13.01   Information Furnished . . . . . . . . . . . . . . . 46
             13.02   Applicable Law. . . . . . . . . . . . . . . . . . . 46
             13.03   Plan Binding on All Parties . . . . . . . . . . . . 46
             13.04   Not A Contract of Employment. . . . . . . . . . . . 46
             13.05   Notices . . . . . . . . . . . . . . . . . . . . . . 46
             13.06   Benefits Not Assignable; Qualified Domestic
                     Relations Orders. . . . . . . . . . . . . . . . . . 46
             13.07   Nondiscrimination . . . . . . . . . . . . . . . . . 47
             13.08   Nonreversion of Assets. . . . . . . . . . . . . . . 47

ARTICLE XIV  Special Top-Heavy Plan Rules

             14.01   General . . . . . . . . . . . . . . . . . . . . . . 48
             14.02   Vesting . . . . . . . . . . . . . . . . . . . . . . 48
             14.03   Minimum Contribution. . . . . . . . . . . . . . . . 48
             14.04   Definitions . . . . . . . . . . . . . . . . . . . . 50
             14.05   Special Rules . . . . . . . . . . . . . . . . . . . 50

                                INDEX OF TERMS

Term                                                                     Page

Absence because of Maternity or Paternity . . . . . . . . . . . . . . .    8
Affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Annual Addition . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Beneficiary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
Break in Service. . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
Break-in-Service Year . . . . . . . . . . . . . . . . . . . . . . . . .    8

Committee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Company Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Death Benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
Deferred Retirement Date. . . . . . . . . . . . . . . . . . . . . . . .   23
Disabled Participant. . . . . . . . . . . . . . . . . . . . . . . . . .   30

ESOP. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
ESOP Loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42
ESOP Trust. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41
Effective Date. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Eligible Rollover Distribution. . . . . . . . . . . . . . . . . . . . .   25
Eligibility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Employer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Employment Year . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
Entry Date. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Highly Compensated Employee . . . . . . . . . . . . . . . . . . . . . .   11
Hours of Service. . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Key Employee. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

Leave of Absence. . . . . . . . . . . . . . . . . . . . . . . . . . . .    7
Leveraged Company Stock . . . . . . . . . . . . . . . . . . . . . . . .   42
Leveraged ESOP Suspense Account . . . . . . . . . . . . . . . . . . . .   17
Limitation Year . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Non-Key Employee. . . . . . . . . . . . . . . . . . . . . . . . . . . .   50
Normal Retirement Date. . . . . . . . . . . . . . . . . . . . . . . . .   23

Participant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Plan Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Publicly Traded . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Qualified Domestic Relations Order. . . . . . . . . . . . . . . . . . .   46
Qualified Employee. . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Service Year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Top-Heavy Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50
Trustee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

Valuation Date. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Year of Service . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

                            RIVERVIEW SAVINGS BANK

                         EMPLOYEE STOCK OWNERSHIP PLAN

                                1997 Restatement

                            Effective January 1, 1997


Riverview Savings Bank
700 N.E. Fourth Avenue
Camas, Washington 98607
                                                                       Company

                                ARTICLE I

                Background; Relevant Dates; Qualification

     In order to provide eligible employees with the benefits of having Company stock held for them through a tax-qualified retirement plan, the Company has adopted this amended and restated employee stock ownership plan ("ESOP" or "Plan") effective January 1, 1997 to invest primarily in stock of the Company or any Affiliate of the Company. The assets of the Plan will be held in the Company Employee Stock Ownership Trust ("Trust"), which is intended to form a part of the ESOP.

     The Company previously maintained the Riverview Savings Bank Retirement, Savings and Employee Stock Ownership Plan (the "Former Plan"), which consisted of two separate plans (i) a 401(k) profit sharing plan and (ii) this employee stock ownership plan. The Former Plan's 401(k) profit sharing plan and its related trust were amended and restated effective April 1, 1997 and are now contained in a separate plan document. This amended and restated plan relates to the separate plan within the Former Plan which consisted of an employee stock ownership plan. The Former Plan's employee stock ownership trust remains in effect with respect to this Plan.

     1.01    Effective Date; Plan Year; Limitation Year; Valuation Dates

             1.01-1   The Plan, as amended and restated, shall be effective
January 1, 1997.

             1.01-2   The Plan Year and Limitation Year shall be a calendar
year beginning January 1 and ending December 31 of each year.

             1.01-3   The last day of each Plan Year shall be the regular
valuation date. Each other date on which the trust assets are valued at the request of the Committee shall be a special valuation date.

     1.02    Qualification

             1.02-1 The Plan and the related Trust are maintained for the exclusive benefit of eligible employees and are intended to comply with sections 401(a), 409, 4975 and 501 of the Internal Revenue Code and applicable regulations. The Plan and the related Trust are intended to qualify as an employee stock ownership plan and are designed to invest primarily in shares of Company Stock.

             1.02-2 If the Commissioner of Internal Revenue rules that this amended restated ESOP and the related Trust do not qualify under sections 401(a), 409, 4975 and 501 of the Internal Revenue Code, the Company may, within the time permitted by applicable law and regulations, amend them retroactively to qualify or may rescind them.

                                ARTICLE II

                  Application to the Company and Affiliates

     2.01    Eligible Employers

             2.01-1 The Company has adopted this Plan, and any affiliate approved by the Company may adopt this Plan for its employees.

             2.01-2 "Affiliate" means a corporation, person or other entity that is a member, with an Employer, of any of the following:

             (a) A controlled group under section 414(b) of the Internal Revenue Code.

             (b)  A group of trades or businesses under common control under section 414(c) of the Internal Revenue Code.

             (c) An affiliated service group under section 414(m) of the Internal Revenue Code.

             (d)  A group of businesses required to be aggregated under section 414(o) of the Internal Revenue Code.

             2.01-3 "Employer" means the Company and any adopting Affiliate. This Plan is or may be a single plan maintained by multiple employers in which all of the Plan assets are available to pay benefits for all participants.

     2.02    Service for Affiliates

             2.02-1 Transfer of employment from one Affiliate to another shall not cause a termination or Break in Service.

             2.02-2 Work for any Affiliate, whether or not an adopting Employer, shall be counted as Service after the business becomes an Affiliate or an earlier date fixed by the Company or in a statement of adoption.

             2.02-3 If a business is acquired by the Company or an Affiliate and not continued as a separate Affiliate, Service for employees of the acquired business who become employees of the Company or the acquiring Affiliate shall be counted from their date of hire by the Company or the Affiliate. Past service for the acquired business may be counted from dates fixed by the Company, filed with the Committee and announced to affected employees.

             2.02-4 If an employee is employed by two or more Affiliates at the same time, the following rules shall apply:

             (a) Service for both Affiliates shall count to determine whether a Service Year is a Year of Service.

             (b) The employee shall receive an allocation of ESOP contributions, if any, based on compensation from each Employer.

     2.03    Adoption Procedure

             An Affiliate may adopt this Plan by a written statement signed by the Affiliate, approved by the Company and filed with the Trustee. The statement shall include the effective date of adoption and any special provisions that are to be applicable only to employees of the adopting Affiliate.

                                ARTICLE III

                           Eligibility and Service

     3.01    Conditions of Eligibility

             3.01-1  An Employee shall participate as follows:

             (a) Participation shall start on the first Entry Date on or next after the date the employee satisfies the following requirements:

                  (1)  The employee is at least age 21.

                  (2)  The employee has completed one Year of Service.

                  (3)  The employee is a Qualified Employee.

             (b) Participation in ESOP contributions and related forfeitures shall continue as provided in 5.01-4.

             3.01-2 "Qualified Employee" means any employee of Employer except the following:

             (a) An employee covered by a collective bargaining agreement that does not provide for participation in this Plan.

             (b) A leased employee treated as an employee for qualified retirement plan purposes solely because of section 414(n) of the Internal Revenue Code.

             3.01-3 Every employee having an account under this Plan shall be known as a participant. The Committee shall inform participants about the Plan and furnish enrollment forms to provide such information as may be required by the Committee and designating beneficiaries.

             3.01-4 "Entry Date" means any January 1 or July 1, and any other date designated by the Committee.

     3.02    Service

             3.02-1 "Service Year" means:

             (a) For initial eligibility under 3.01 and Break in Service under 3.04 the initial Employment Year and each Plan Year starting with the Plan Year in which the initial Employment Year ends.

             (b)  For vesting under 9.01 - a Plan Year.

             (c)  For continued participation in contributions and forfeitures
             - a Plan Year.

             3.02-2 "Employment Year" means the 12-month period starting on the date the employee first performs an Hour of Service.

             3.02-3  "Year of Service" means the following:

             (a) Each Service Year in which an employee has 1,000 or more Hours of Service.

             (b) A Plan Year in which a participant is employed at an annual rate of 1,000 Hours of Service or more in part of the year shall be a Year of Service for participation in contributions and forfeitures (not for vesting) if one of the following applies:

                  (1)  The partial year ends due to death or disability under
                  8.02 or retirement.

                  (2) The partial year begins on rehire as a Qualified Employee, employment continues through the end of the Plan Year and either a Break in Service has not occurred or pre-Break Service is counted for participation under 3.04-2.

             3.02-4  "Hours of Service" are the following:

             (a) Hours, whether or not worked, for which an employee is directly or indirectly paid or entitled to payment, subject to 3.02-5.

             (b) Regularly scheduled hours during leave of absence under 3.03.

             (c) Hours covered by a back pay award or agreement, regardless of mitigation of damages, unless already counted.

             (d) Hours paid for at or after termination of employment for vacation, holiday, layoff, sick leave, disability or jury duty.

             (e) Hours as a leased employee under 3.01-2(b) or in another non-Qualified Employment capacity.

             3.02-5 The following shall apply to Hours of Service for periods not worked:

             (a) Hours shall be computed and attributed to Service Years in accordance with Department of Labor Regulations sections 2530.200b-2(b) and (c).

             (b) Hours directly or indirectly paid for under 3.02-4(a) include regularly scheduled hours during periods of disability when an individual is receiving payments from Employer or from an insurance company under a policy maintained by Employer or under workers' compensation laws.

             (c) Hours directly or indirectly paid for under 3.02-4(a) do not include hours during periods in which an individual receives payments only under unemployment compensation laws, regardless of the source of payment.

             (d) Hours counted under 3.02-4(d) do not include any hours on account of severance pay, except severance pay measured by applying a rate of pay to a period of time.

             3.02-6  Hours of Service shall be credited as follows:

             (a) For an hourly paid employee, actual hours shall be credited under 3.02-4.

             (b) For a salaried employee, 45 hours shall be credited for each week in which the employee has one or more hours as defined in 3.02-4.

     3.03    Leaves of Absence

             3.03-1 An employee on leave of absence shall be treated as employed for all purposed under this plan.

             3.03-2  Leave of absence under 3.03-1 shall mean the following:

             (a) Leave of absence authorized by Employer if the employee returns or retires within the time prescribed and otherwise fulfills all conditions imposed by Employer.

             (b) Leave of absence in accordance with Employer policies because of illness or accident, including disability that does not result in retirement, if the employee returns promptly after recovery.

             (c) Periods of military service if the employee returns with employment rights protected by law.

             3.03-3 In authorizing leaves of absence, Employer shall treat all employees who are similarly situated alike as much as possible.

             3.03-4 If a person on leave fails to meet the conditions of the leave or fails to return to work when required, the following shall apply:

             (a) If the leave is not for military service and the failure is because of death, disability under 8.02 or retirement, employment shall be terminated and accrual of Service shall stop when the failure occurs.

             (b) If (a) does not apply, employment shall be terminated and accrual of Service shall stop as of the date the leave began.

             (c) No previous allocation of contributions or forfeitures shall be changed.

             (d) Any resulting forfeiture shall occur not earlier than the end of the Plan Year in which the failure occurs.

     3.04    Break in Service

             3.04-1  A "Break in Service" shall be determined as follows:

             (a) A Break in Service shall occur when an employee has five consecutive Break-in-Service Years.

             (b) Subject to (c), a "Break-in-Service Year" is a Service Year in which an employee who has terminated employment has not more than 500 Hours of Service.

             (c) Regardless of Hours of Service, an employee absent because of maternity or paternity shall not, because of such absence, have a Break-in-Service Year until the second Service Year ending after the Service Year in which the absence begins, subject to
             (e) below.

             (d) "Absence because of maternity or paternity" means an absence from Service because of any of the following:

                   (1)  Pregnancy.

                   (2) Birth of the employee's child or care following adoption or placement for adoption.

                   (3) Adoption of the employee's child or care following adoption or placement for adoption.

             (e) Paragraph (c) above shall not apply unless the employee furnishes timely information satisfactory to the Committee to establish the following:

                    (1)  That the absence was due to maternity or paternity.

                    (2)  The length of the absence.

             3.04-2 Intermittent periods of Service shall be aggregated until there is a Break in Service. If a Break in Service occurs and the employee has later Service, Service before the Break shall be counted as follows:

            (a) For vesting, pre-Break Service shall be counted if the tests in (b) below are met and the employee has a Year of Service after the Break.

            (b) For eligibility for participation, pre-Break Service shall be counted only if either of the following applies:

                 (1)  The employee had a vested interest before the Break.

                 (2) The number of Years of Service before the Break is greater than the number of consecutive Break-in-Service Years.

            3.04-3 If an employee has a Break in Service, has later Service and Service before the Break is counted, the employee shall participate immediately on resumption of employment as a Qualified Employee. If Service before the Break is not counted, the employee shall be treated as newly hired and shall participate when eligible under 3.01. In that event, the first day of Service after rehire shall start a new Employment Year.

            3.04-4 If all or part of a participant's account is forfeited under 9.04 and the participant has a Break in Service, the forfeited amount shall not be restored on rehire. If the participant resumes Service and Service before the Break is counted for vesting, Service before and after the Break shall be combined for vesting of future contributions.

                                ARTICLE IV

                   Compensation; General Contribution Rules

     4.01    Application of Provisions

             The provisions of this Article shall apply to ESOP contributions under Article V.

     4.02    Compensation

             4.02-1 "Compensation" means the following subject to the limits in 4.02-2:

             (a) For deductibility under 4.03 and the annual addition limit under 4.04-2, compensation means taxable pay reportable on IRS Form W-2 under Internal Revenue Code section 3401(a), disregarding limitations based on the nature or location of the employment.

             (b) For determination of Highly Compensated Employees under 4.02-3,compensation under (a) above shall be adjusted as follows:
                  (1)  Amounts described in (c)(1) below shall be included.

                  (2) Amounts realized from the exercise of a non-qualified stock option or from the lapse of restrictions on restricted property shall be excluded.

             (c) For the allocations of ESOP contributions under 5.01, compensation means the amount under (a) above adjusted as follows:

                  (1) Elective contributions to any tax-qualified retirement plan of one Employer and any amounts set aside by the participant from otherwise taxable income under a welfare benefit plan qualified under section 125 of the Internal Revenue Code shall be included.

                  (2) Any reimbursements or other expense allowances, fringe benefits, moving expenses, severance or disability pay and other deferred compensation and welfare benefits shall be excluded.

                  (3) Commissions in excess of $50,000 in any Plan Year shall be excluded.

             4.02-2 Compensation shall be limited as follows:

             (a) The limit of Compensation for any participant for a Plan Year or Limitation Year shall be $160,000 or the dollar limitation then in effect under section

             401(a)(17) of the Internal Revenue Code and the regulations thereunder for such Year.

             (b) For Plan Years ending on or before December 31, 1996, compensation of a Highly Compensated Employee as defined in section 4.02-3 who is a 5 percent owner or is one of the 10 highest paid employees shall be aggregated with compensation from Employer to the spouse or a lineal descendant under age 19 to determine the limit.

             (c) If the limit is exceeded because of aggregation under (b) above, pay counted for each aggregated employee shall be reduced pro rata to stay within the limit.

             (d) Compensation shall be based only upon amounts paid during the Plan Year.

             4.02-3 "Highly Compensated Employee" is defined in section 414(q) of the Internal Revenue Code and related Treasury regulations. In determining which employees are highly compensated employees, the following shall apply:

             (a) For Plan Years ending on or before December 31, 1996, a highly compensated employee for a Plan Year is an employee who has performed services for Employer during the Year or the prior Plan Year and is one of the following:

                  (1) An owner of 5 percent or more of an Employer during either Year.

                  (2)  A person paid over $75,000 for either Year.

                  (3) A person paid over $50,000 for either Year who is among the highest paid 20 percent of employees of Employer or either year, aggregating employees of all statutory Affiliates under 2.01-2 and excluding employees to the extent provide by applicable regulations.

                  (4) An officer of Employer paid over $45,000 for either Year, or the highest paid officer if no officer is paid over $45,000 for a Year. The number of officers counted in any Year under this provision shall not exceed either 50 or the greater of 3 or 10 percent of the employees of Employer.


                  (5) A family member in either Year of a Highly Compensated Employee who is a 5 percent owner or is one of the 10 highest paid employees for the Year. For this purpose, family members include the spouse, lineal ancestors, lineal descendants, and spouses of lineal descendants, and spouses of lineal ancestors and descendants.

             (b) For Plan Years beginning after December 31, 1996, "Highly Compensated Employee" shall be defined as an employee who:

                  (1)  was at any time a 5 percent owner of the Company, or

                  (2) for the preceding Plan Year, was paid over $80,000 (or such greater amount authorized pursuant to Section 414(q) of the Code), and, if elected by the Company, was in the top-paid group of employees for such preceding Plan Year.

             (c) The dollar amounts in (a) and (b) above shall be adjusted in accordance with Treasury regulations for changes in cost of living.

             (d) Former employees shall be taken into account in accordance with applicable regulations.

             (e)  Pay for this purpose shall mean Compensation under 4.02-
             1(b).

     4.03    Deductibility

             4.03-1  Contributions are conditioned upon deductibility under section 404 of the Internal Revenue Code, except to the extent that deductible contributions are not sufficient to pay principal and interest on an ESOP loan. To the extent a deduction is disallowed, 13.08 shall apply.

             4.03-2 If contributions would exceed the limit because of another defined contribution plan, the amount recovered under 13.08 shall be charged in the same order as reductions under 4.05-2.

     4.04    Limit on Annual Additions

             4.04-1 Benefits shall be limited in accordance with the following rules as provided in Internal Revenue Code section 415 and related regulations. The following provisions shall be applied in a manner consistent with the Code and regulations, which are incorporated by this reference.

             4.04-2 No annual addition for any participant shall be more than the lesser of the following:


             (a)  $30,000 plus any authorized cost-of-living adjustments.

             (b) 25 percent of the participant's Compensation, under 4.02-1(a), for the Limitation Year.

             4.04-3 "Annual addition" means for any Limitation Year the ESOP contributions for the year, and any reallocated forfeitures, subject to the following:

             (a) Allocations to a participant's account of Leveraged Company Stock shall be calculated with reference to Employer contributions used to repay the loan.

             (b) Contributions applied to pay interest on an ESOP Loan and allocations of forfeitures of Leveraged Company Stock shall be excluded if no more than one-third of all contributions for the year under the ESOP are contributed for the benefit of highly compensated employees.

             (c)  "Highly Compensated Employee" is defined in 4.02-3.

             (d)  "Leveraged Company Stock" is defined in 11.04.

             4.04-4 In applying the limitations on annual additions the following rules shall apply:

             (a) All employers who are Affiliates under 2.01-2, with the adjustments provided in Internal Revenue Code section 415(h), shall be considered a single employer.

             (b) The annual additions under all defined contribution plans shall be combined.

             (c) For purposes of 4.04-2(a) only, any contribution to a separate account for post-retirement medical benefits under a funded welfare benefit plan for a key employee shall be considered an annual addition under a defined contribution plan.

             4.04-5 If Employer maintains one or more other defined contribution plans at any time, the annual additions under all such plans shall be combined for purposed of applying the above limitations. For the purposes of 4.04-2(a) only, any contribution to a separate account for post-retirement medical benefits for a key employee under a funded welfare benefit plan shall be considered such an annual addition.

             4.04-6 If Employer maintains or has maintained one or more defined benefit pension plans at any time, the following shall apply:

             (a) The defined benefit fraction under all such plans combined with the defined contribution fraction under this plan and all other defined contribution plans currently or previously maintained by Employer shall not exceed 1.0 for any individual.

             (b) The defined benefit fraction numerator shall be the participant's projected annual normal retirement benefit. The denominator shall be the maximum benefit under section 415(b)(1) of the Internal Revenue Code, adjusted under (d).

             (c) The defined contribution fraction numerator shall be the sum of all annual additions for the participant since the plan's inception. The denominator shall be the sum of the maximum annual additions under section 415(c)(1) of the Internal Revenue Code for all years of the participant's employment with Employer, adjusted under (d).

             (d) The denominators under (b) and (c) shall be the smaller of the maximum percentage limitation amount times 1.4 or the maximum dollar limitation amount times 1.25.

     4.05    Adjustments to Satisfy Limits

             4.05-1 If an annual addition for a participant would exceed the limit in 4.04, contributions and any forfeiture reallocations shall be reduced pursuant to Treasury Regulation section 1.415-1(d) as necessary to eliminate the excess as follows:

             (a)  The following amounts shall be reduced in the order stated:

                  (1)  Forfeitures derived from ESOP contributions.

                  (2)  ESOP contributions.

             (b) If a participant's forfeiture allocations are reduced, the amount shall be reallocated to other participants.

             (c) Any forfeitures that cannot be reallocated under (b) because of the annual addition limitation shall be placed in a suspense account and allocated as soon as possible. No revaluation adjustment shall be made in the suspense account for investment results. If the plan terminates and there are unallocated forfeitures, they shall be returned to Employer.

             4.05-2 If an annual addition for a participant would exceed the limit in 4.04 because of any other tax qualified retirement plan of an Employer, the contributions, forfeiture reallocations and benefits under the plans shall be reduced as necessary to meet the limit, in the following order:
             (a)  Benefits under any defined benefit pension plan.

             (b) Annual additions under any defined contribution plan, other than this plan.

             (c) Forfeitures allocated with ESOP contributions under this plan.

             (d)  ESOP contributions under this plan.

                                ARTICLE V

                    ESOP Contributions, Allocations, Etc.

     5.01    ESOP Contributions

             5.01-1 Subject to 4.03 and 5.01-2, for each Plan Year each Employer shall make contributions to the ESOP in such amounts, if any, as may be fixed by the Company.

             5.01-2 If the ESOP is funded with an ESOP Loan, the following shall apply:

             (a) The amount fixed by the Company under 5.01-1 shall be sufficient to pay principal and interest currently due under any ESOP Loan.

             (b) Each contribution shall be applied to repayment of the ESOP Loan, to the extent directed by the Company, under the applicable Leveraged ESOP Suspense Account procedures in accordance with 5.03.

             5.01-3 ESOP contributions may be in cash or in Company stock, subject to the following rules:

             (a) Contributions to the extent necessary to pay principal and interest on an ESOP Loan shall be in cash.

             (b) "Company stock" means common stock of the Company or an Affiliate of the Company that is readily tradable on an established securities market or, if not readily tradable, common stock with the greatest voting and dividend rights.

             (c) Contributions in cash shall be applied as soon as reasonably practicable to buy Company stock unless the Trustee determines that it is not prudent to do so or the cash is applied to pay principal or interest on an ESOP Loan.

             5.01-4 ESOP contributions shall be combined with forfeitures with respect to ESOP contributions and allocated as follows:

             (a) Subject to 5.06, ESOP contributions shall be allocated to each participant in the same ratio that the Compensation (as determined under 4.02-1(c)) of such participant as a Qualified Employee bears to the total Compensation (as determined under 4.02-1(c)) of all such Participants for the Plan Year. For a new participant, the allocation shall be based on such compensation for the part year after participation starts.

             (b) A participant must have a Year of Service for the Plan Year under 3.02-3 and be employed as a Qualified Employee at the end of the Plan Year unless (c) below applies.

             (c) The Year of Service requirement in (b) and the Plan Year-end requirement shall be waived for an otherwise eligible participant who terminates employment during the year because of death, disability under 8.02-2 or retirement.

             5.01-5 This plan shall be a stock bonus plan with respect to ESOP contributions.

             5.01-6 No participant shall be required or permitted to make contributions to the ESOP.

     5.02    Time of Payment

             Employer shall make payments to the Trustee to cover all ESOP contributions as follows:

             (a) Employer may pay such contributions in a lump sum or periodically throughout and after the end of the year.

             (b) All contributions for a Plan Year shall be paid within the regular or extended time for filing Employer's federal income tax for the year. Any amount paid after the end of the Plan Year or a tax year of Employer shall be treated as paid on the last day of that Plan Year or tax year if (i) the contribution is paid within the time specified in this paragraph and (ii) the contribution is designated by Employer as attributable to the Plan Year or tax.

     5.03    Leveraged ESOP Suspense Accounts

             5.03-1 The Committee shall maintain an unallocated Leveraged ESOP Suspense Account for each ESOP Loan to purchase Leveraged Company Stock. The following amounts shall be credited to the Leveraged ESOP Suspense
Account:

             (a)  Proceeds from the ESOP Loan.

             (b)  Leveraged Company Stock acquired with ESOP Loan proceeds.

             (c) Amounts contributed by an Employer under the ESOP and designated by the Employer for repayment of the ESOP Loan.

             (d) Earnings received on assets held in the Leveraged ESOP Suspense Account.

             5.03-2 A separate Leveraged ESOP Suspense Account shall be maintained for each ESOP Loan.

     5.04    Allocations from Leveraged ESOP Suspense Account

             5.04-1 Subject to 5.04-5, the Committee shall determine in accordance with applicable law and regulations the number of shares of Leveraged Company Stock to be released from each Leveraged ESOP Suspense Account and allocated to participants' accounts under either 5.04-2 or 5.04-3 as follows:

             (a) The number of shares released shall be based on ESOP contributions designated for repayment of the ESOP Loan during the year.

             (b) Allocations shall be made as of each Plan Year and each special allocation date designated by the Committee during the Plan Year.

             (c) Allocations shall be based on nonmonetary units corresponding with the Trustee's cost for the stock being allocated.

             (d) To the extent that earnings on Leveraged Company Stock need not be retained in a suspense account to repay money borrowed, such earnings shall be included in the allocations under (c).

             5.04-2 Subject to 5.04-3, -4 and -5 and 5.06, the number of shares released shall equal the number of shares held in the account multiplied by the principal paid for the Plan Year on the loan to buy the stock and divided by the outstanding principal at the start of the year.

             5.04-3 Shares may be released under 5.04-2 only if the following requirements are met:

             (a) The ESOP Loan provides for payment each year of principal and interest at a cumulative rate that is not less rapid at any time than level annual payments of principal and interest over not more than 10 years.

             (b) No payment is classified as interest except to the extent that it would be treated as interest under standard loan amortization tables.

             (c) The term of the loan, including renewals, extensions and refinancings, does not exceed 10 years.

             5.04-4 The alternative procedure described in this provision shall apply if elected by the Committee or if the requirements of 5.04-3 are not met. Subject to 5.04-5 and 5.05, under the alternative method, the number of shares of leveraged Company stock to be released from a Leveraged ESOP Suspense Account shall be proportionate to the principal and interest payments for the year on the ESOP Loan as follows:

             (a) The proportion shall be the total principal and interest paid for the Plan Year divided by the total principal and interest to be paid on such borrowed funds as of the start of the Plan Year.

             (b) If the interest under the loan is variable, future interest shall be computed at the rate in effect on the regular valuation date.

             5.04-5 If an ESOP Loan is repaid with the proceeds of another loan (Replacement ESOP Loan), the following shall apply:

             (a) The repayment shall not release shares for allocation to participants.

             (b) Shares released by the repayment shall be transferred to a Leveraged ESOP Suspense Account for the Replacement ESOP Loan.

     5.05    Treatment of Dividends

             5.05-1 Subject to 5.05-2 and 5.05-4, dividends payable, if any, with respect to Company Stock held by the Trust may be used, to the extent permitted by law and the terms of such Company stock on which such dividends are paid, for the purpose of repaying any ESOP Loan if such dividends are paid with respect to Company Stock acquired with the proceeds of such ESOP Loan.
In the event that dividends paid with respect to allocated Company Stock are used to repay an ESOP Loan, section 404(k)(2)(B) of the Internal Revenue Code shall apply.

             5.05-2 Subject to 5.05-3, the Trustee shall, if directed to do so by the Company, distribute cash dividends on allocated Company stock held by the ESOP Trust as follows:

             (a) Dividend distributions shall be paid in cash no later than 90 days after the end of the Plan Year in which the dividends are received by the ESOP Trust.

             (b) The amount distributed shall be the amount otherwise allocable to an individual's account for the dividend.

             (c) Any Trust earnings on a dividend before distribution shall be retained in the ESOP Trust and allocated to the ESOP account of the participant or beneficiary affected.

             (d) The Committee may allow participants to elect to have dividends retained in their accounts rather than distributed currently in cash.

             5.05-3 Company direction under 5.05-2 must be in writing and may be revoked at any time before the dividend is distributed.

             5.05-4 Any dividends not used to repay an ESOP loan or distributed to participants under 5.05-2 shall be retained in the Trust and allocated to participants' accounts in the same manner as dividends distributed under 5.05-2.

     5.06    Limitations on Allocations of Special Assets

             5.06-1 Allocation of a special asset to restricted participants and 25-percent shareholders is subject to the limits set out below. For this purpose, the following definitions apply:

             (a) "Special asset" means any of the following:

                 (1)  Company stock purchased in a qualifying sale.

                 (2) Any other asset attributable to Company stock in (1) or allocable in place of Company stock in (1).

             (b) "Qualifying sale" means any sale of Company stock to which Internal Revenue Code section 1042 applies.

             (c) "Restricted participant" means a person who sells Company stock to the plan in a qualifying sale or the spouse, brother, sister, ancestor or lineal descendant of such a person.

             (d) "A 25-percent shareholder" means a person who, under applicable regulations, owns directly or indirectly more than 25 percent of the following:

                 (1) Any class of outstanding stock of the Company or any corporation affiliated with the Company under section 409(1)(4) of the Internal Revenue Code.

                 (2) The total value of any class of outstanding stock of the Company or any affiliated corporation.

             5.06-2 No special asset shall be allocated to a restricted participant during the period that begins on the date Company stock is purchased in a qualifying stock sale and ends on the later of the following:

             (a)  The tenth anniversary of the qualifying sale.

             (b) The date of the final allocation under 5.05 attributable to payment of an ESOP Loan that financed the purchase of the Company stock in the qualifying sale.

             5.06-3 No special asset shall be allocated to a participant who is a 25-percent shareholder during the 12-month period ending on the date of a qualifying sale or on the date on which the special asset is allocated. An allocation of special assets to a participant who later becomes a 25-percent shareholder shall not be affected.

     5.07    Limitation on Allocation to Highly Compensated Participants.

             5.07-1 Notwithstanding the foregoing provisions of this ARTICLE if more than one-third of ESOP Contributions for a Plan Year which are deductible under section 404(a)(9) of the Internal Revenue Code would be allocated, in the aggregate, to participants described in 4.02-3, then allocations to such participants shall be reduced, pro rata, in an amount sufficient to reduce the amounts allocated to such participants to an amount not in excess of one-third of such deductible contributions with respect to such Plan Year.

             5.07-2 Any contributions which are prevented from being allocated due to the restriction contained in 5.07-1 shall be allocated to other participants as though the participants described in 4.02-3 did not participate in the Plan.

                                ARTICLE VI

                           Participants' Accounts

     6.01    Participants' Accounts

             6.01-1 The Committee shall keep such separate accounts for each participant as may be necessary to administer the plan property.

             6.01-2 The Committee shall furnish each participant annually a statement showing contributions and forfeiture allocations, vesting and account balances.

     6.02    Valuations and Adjustments

             6.02-1 As of each regular or special valuation date the Trustee shall value the shares of Company stock and other assets at their fair market values and report the values to the Committee.

             6.02-2 Whenever the Committee finds it desirable to avoid a material distorting in benefits or otherwise to administer the plan properly, it may do either of the following:

             (a)  Call for a special valuation.

             (b) Defer pending distributions until after the next regular valuation date.

             6.02-3 If Company stock is publicly traded, fair market value shall be based on the market price for the stock unless otherwise required by law at the time of the valuation. Company stock that is not publicly traded shall be valued by a qualified, independent person or organization engaged by the Committee.

     6.03    Rollovers and Transfers

             6.03-1 The Trustee shall not accept rollover contributions or transfers from another tax-qualified retirement plan or Individual Retirement Account (IRA) from any participant.

                                ARTICLE VII

                             Retirement Benefits

     7.01 Entitlement; Retirement Dates; Participation After Mandatory Benefit Starting Date

             7.01-1 A participant shall be entitled to benefits on retirement or on reaching the mandatory benefit starting date under 7.04-2.

             7.01-2 Retirement shall occur on termination of employment after reaching one of the following dates:

             (a)  Normal retirement date, which shall be age 65.

             (b) A deferred retirement date, which shall be any date after normal retirement date.

             7.01-3 Commencing benefits under 7.04-2 while still employed shall not constitute retirement and shall not prevent continued participation in contributions or forfeiture allocations. Contributions and forfeitures allocated to the account of a participant after the distribution date under 7.04-2 shall be distributed as soon as practicable, and in any case not later than the end of the calendar year after the calendar year that includes the allocation date.

             7.01-4 If a person entitled to receive benefits is rehired, the benefit shall not be paid until later termination of employment except as provided in 7.04-2. When the participant later terminates employment, the amount of benefit shall be redetermined.

     7.02    Amount and Form of Benefit

             7.02-1 On retirement, the benefit shall be based on the participant's entire account, which shall be 100 percent vested under 9.01-2, adjusted through the last regular or special valuation on or before distribution or segregation.

             7.02-2  Benefits shall be paid as provided in 7.05-1.

             7.02-3 If the participant's accounts are distributed before the final allocation of contributions and forfeitures is made, a final payment shall be made to the participant promptly after allocation.

             7.02-4   If the participant dies before payment of the account,
it shall be paid as a death benefit under Article VIII.

     7.03    Application for Benefits; Time of Payment

             7.03-1 A participant or beneficiary eligible for benefits must apply in writing as follows:

             (a) Application shall be made on a form prescribed by the Committee.

             (b) Application shall be made after receipt of the explanation in 7.03-2(c) and within 90 days before benefits are to start.

             7.03-2 Subject to 7.04, the participant shall specify the time of payment of retirement benefits in the application and the following shall apply:

             (a) Subject to (b), the Committee shall direct the Trustee to pay benefits as soon as reasonably possible after retirement whether or not an application is filed.

             (b) The Committee may delay payment of benefits for a reasonable period necessary to process payment but in no event beyond 60 days after the latest of the following:

                  (1)  The end of the Plan Year of retirement.

                  (2)  The date the amount is known.

                  (3)  The date an application is received.

             (c) The Committee shall, between 30 and 90 days before benefits are to start, give the participant or other eligible recipient an explanation of the following:

                  (1) The right to elect to have a direct rollover under 7.03-5.

                  (2) The applicability of mandatory withholding if a direct rollover could be elected under 7.03-5 and is not.

                  (3) The applicable rules on rollover and taxation of the distribution as required by section 402(f) of the Internal Revenue Code.

             (d)  If a distribution of benefits is one to which sections 401
             (a)(11) and 417 of the Internal Revenue Code do not apply, such distribution may commence less than 30 days after the notice required under section 1.411(a)-11(c) of the Treasury Regulations is given, provided that:

                                       -24-
PAGE

                  (1) The Administrative Committee clearly informs the participant that the participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and

                  (2) the participant, after receiving the notice, affirmatively elects a distribution.

             7.03-3 Unless the participant consents to a later date, benefits under the ESOP must be paid no later than the following:

             (a) Leveraged Company Stock shall be distributed by the end of the Plan Year in which the loan is repaid.

             (b) All other distributions shall occur by the end of the Plan Year that starts after the date of retirement or disability under 8.02.

             7.03-4 If the date for payment has passed and the Committee has not located the participant or beneficiary, the Committee shall distribute the benefit into a custodial account in a financial institution in the name of the participant or beneficiary. This shall constitute a lump sum distribution to which regular tax reporting and withholding requirements shall apply.

             7.03-5 An eligible recipient of an eligible rollover distribution may elect before a benefit is paid to have the benefit distributed by a direct rollover into an eligible retirement plan and the following shall apply:

             (a) The recipient shall furnish the Committee sufficient information to identify the eligible retirement plan and the fund holds to whom the transfer should be paid.

             (b)  "Eligible retirement plan" is defined in section 402(c)
             (8)(b) of the Internal Revenue Code.

             (c) "Eligible rollover distribution" is defined in section 402(c)(4) of the Internal Revenue Code.

             (d) "Eligible recipient" means the participant, the spouse of a deceased participant and a spouse or former spouse who is an alternate payee under a qualified domestic relations order.

     7.04    Distribution Rules

             7.04-1 Benefits shall be paid in accordance with the following overriding rules as provided in Treasury Regulation sections 1.401(a)(9)-1 and -2.

             7.04-2 Payment to a participant shall be made not later than the later to occur of the April 1 of the calendar year following the calendar year
(i) in which the participant reaches 70 1/2, or (ii) the calendar year in which the Participant terminates employment. Clause (ii) shall not apply in the case of a 5% of owner of an Employer (as defined in Section 416(i) of the Code).

             7.05 Distribution and Transfer of Company Stock

             7.05-1  Distributions under the ESOP shall be paid as follows:

             (a) Amounts in a participant's ESOP account that have been invested pursuant to an election to diversify under 11.02-3 shall be paid in cash.

             (b) All amounts remaining in the participant's ESOP account shall be paid in whole shares of Company stock and cash for fractional shares. Company Stock distributed under the ESOP shall be transferable only in conformance with applicable state and federal securities laws.

     7.06    Right to Sell Distributed Shares

             7.06-1 This section shall apply to Company stock that meets both of the following criteria as defined by applicable regulations:

             (a)  It is not subject to a trading limitation.

             (b)  It is not publicly traded.

Company stock is publicly traded if it is listed on a national securities exchange or quoted on a system sponsored by a national securities association.

             7.06-2 If non-Leveraged Company Stock subject to this section is distributed from the trust, the holder may require the Company to buy the stock, subject to 7.06-5, as follows:

             (a) The stock must be held by a participant, former participant, beneficiary of a participant, or a person who received the stock by gift from or by reason of the death of such a participant or beneficiary, or by the trustee or custodian of an individual retirement account of any of the above persons.

             (b) The holder may elect within 60 days after it is distributed to sell any of the stock to the Company.

             (c) If the holder does not sell all the stock under (b), the Company must notify the holder of the value of the stock as of the end of the Plan Year in which the 60 day period ends. The holder may then elect within 60 days after receipt of the notice to sell any of the remaining stock to the Company.

             (d)  A sale under (b) or (c) shall be carried out under 7.06-4.

             7.06-3 If Leveraged Company Stock subject to this section is distributed from the trust, the holder may require the Company to buy any of the stock, subject to 7.06-5, as follows:

             (a) The stock must be held by a participant, former participant, beneficiary of a participant, or a person who received the stock by gift from or by reason of the death of such a participant or beneficiary.

             (b) An election to sell must be made by the holder within 15 months after the stock is distributed excluding any period after distribution during which the Company is not permitted by applicable federal or state law to make such a purchase.

             (c) Company stock that is publicly traded but ceases to be publicly traded within 15 months shall remain subject to the election described in 7.06-3(b) for the remainder of the 15 month period. The Company must so notify the holder according to applicable regulations.

             7.06-4 The price and terms of payment for a purchase under 7.06-2 and 7.06-3 shall be as follows:

             (a) The purchase price shall be the fair market value as of the last valuation date or the date of exercise as required by applicable regulations. The fair market value shall be determined under 6.02-3.

             (b) The Company may elect before any payment is due to pay in a lump sum or installments, subject to the following:

                  (1) Installment payments may only be made on repurchase of Company stock distributed by lump sum payment.

                  (2) Installment payments must be at least as fast as substantially equal periodic payments, not less frequently than annually, over a period not longer than five years.

                  (3) Any amount payable in installments shall bear interest a reasonable rate determined by the Company from the date of the election to sell.

                  (4) Any amount payable in installments shall be secured by Company stock or other assets with a value equal to at least 125% of the outstanding balance.

             (c) The lump sum or initial installment shall be paid within 30 days after the election.

             7.06-5 The Company may grant the Trustee an option to assume the rights and obligations of the Company under 7.06-2 through 7.06-4 if the Trustee has sufficient available assets to do so. The Company may grant such option any time before the closing of the sale by delivering to the Trustee a notice authorizing the Trustee to make the purchase. In that event, the Trustee may elect to buy the stock and determine the method of payment under 7.06-4, including interest rate under 7.06-4(b)(3).

             7.06-6 Except as provided under this section and 11.05, Leveraged Company Stock shall not be subject to a put, call, or other option, or buy--sell or similar arrangement.

             7.06-7 The right to sell under this section and the restriction in 7.06-6 shall continue even if the ESOP ceases to be a qualified employee stock ownership plan.

     7.07    Right of First Refusal

             7.07-1 Shares of the Company Stock purchased with the proceeds of a Loan and distributed by the Trustee may be subject to a "right of first refusal." Such a "right" shall provide that prior to any subsequent transfer, the shares must first be offered in writing to the Company at a price equal to the greater of (i) the then fair market value of such shares of Company Stock or (ii) the purchase price offered by a buyer, other than the Company or Trustee, making a good faith (as determined by the Committee) offer to purchase such shares of Company Stock.

             7.07-2 The Trust or the Company, as the case may be, may accept the offer as to part or all of the Company Stock at any time during a period not exceeding 14 days after receipt of such offer by the Trust, on terms and conditions no less favorable to the shareholder than those offered by the independent third party buyer. Any installment purchase shall be made pursuant to a note secured by the shares purchased and shall bear a reasonable rate of interest as determined by the Committee. If the offer is not accepted by the Trust, or the Company, or both, then the proposed transfer may be completed within a reasonable prior following the end of the 14 day period, but only upon terms and conditions of the third party buyer's prior offer.

             7.07-3 Shares of Company Stock which are publicly traded with the meaning of Code Section 409(h)(1)(B) at the time such right may otherwise be exercised shall not be subject to this "right of first refusal."

                                ARTICLE VIII

                       Benefits on Death or Disability

     8.01    Benefits on Death

             8.01-1 A deceased participant's vested account, adjusted to the last regular or special valuation date before payment and including any final allocation for the year of death, shall be paid as a death benefit to the beneficiary in a lump sum in the form provided under 7.05-1. If death occurs before employment terminates, the participant's account shall be fully vested.

             8.01-2 The beneficiary shall make application under 8.03-1. Distributions from the ESOP must begin no later than the end of the Plan Year that starts after the date of death. If the Committee has not located the beneficiary within the time for payment, 7.03-4 shall apply.

     8.02    Benefits on Disability

             8.02-1 A participant whose employment ends because of disability shall be fully vested and entitled to receive benefits. Subject to 8.02-3, benefits shall be paid by lump sum at a time fixed under 9.03.

             8.02-2 A disabled participant is one who as a result of illness or injury suffers from a condition of mind or body that permanently prevents continued employment by Employer. The Committee shall determine the existence of disability and may have the participant examined by and rely on advice from a medical examiner satisfactory to the Committee in making the determination.

             8.02-3 If the participant notifies the Committee in writing that benefits after disability would reduce any other disability benefit, the Committee shall defer payment until the other benefit stops, subject to 7.04-2.

     8.03    Designation of Beneficiary

             8.03-1 Each participant shall file a designation of beneficiaries with the Committee as follows:

             (a) The designation shall name a specific beneficiary or beneficiaries, which may include a trust. The beneficiaries may be changed from time to time in accordance with these provisions.

             (b) A designation by a married participant of a beneficiary other than the surviving spouse shall not be effective unless either of the following applies:

                  (1) The spouse executes a consent in writing that acknowledges the effect of the designation and is witnessed by a plan representative or notary public.

                  (2) The consent cannot be obtained because the spouse cannot be located or because of other circumstances provided by applicable regulations.

             (c) A determination in good faith by the Committee that (b) has been complied with shall be final and binding if the Committee has exercised proper fiduciary care in making the determination.

             (d) The designated beneficiary or other recipient described below shall receive any residual benefit after death of a participant.

             8.03-2 If the participant's marital status changes after the participant has designated a beneficiary, the following shall apply, subject to any applicable qualified domestic relations order under 13.06-2:

             (a) If the participant is married at death but was unmarried when the designation was made, the designation shall be void unless the spouse is the beneficiary or the spouse consents to the designation in the manner prescribed above.

             (b) If the participant is unmarried at death but was married when the designation was made, the benefit shall be paid as though the former spouse had predeceased the participant.

             (c) If the participant was married when the designation was made and is married to a different spouse at death, the designation shall be void unless the new spouse consents to it in the manner prescribed above.

             8.03-3 If a beneficiary dies after the death of a participant but before full distribution to the beneficiary, any benefit to which the beneficiary was entitled shall be paid to the estate of the deceased beneficiary.

             8.03-4 The following shall apply to any part of a benefit as to which no valid designation of beneficiary is in effect at death:

             (a) Subject to (b) and (c) below, the benefit shall be paid in the following order of priority:

                  (1)  To the participant's surviving spouse.

                  (2) To the participant's surviving children in equal shares.

                  (3)  To the participant's estate.

             (b) If a beneficiary designated under (a) above or under 8.03-1 disclaims a benefit, the benefit shall be paid as though that beneficiary had predeceased the participant.

             (c) If a surviving spouse entitled to a benefit consents after the participant's death to the participant's designation of another beneficiary, the other beneficiary shall be a validly designated beneficiary as to such benefit.

                                ARTICLE IX

                  Benefits After Termination of Employment

     9.01    Vesting

             9.01-1 Amounts attributable to ESOP contributions shall be vested as follows based on Years of Service under 3.02 completed after age 18:

                    Years of Service
                      after age 18             Percent Vested

                      Less than 2                    0%
                           2                        20%
                           3                        40%
                           4                        60%
                           5                        80%
                      6 or more                    100%

             9.01-2 A participant who, while employed by Employer, dies, becomes disabled under 8.02-2 or becomes eligible for retirement shall be fully vested.

     9.02    Distributable Amount

             9.02-1 Absent rehire and restoration under 9.05, a participant whose employment terminates for any reason, other than retirement, disability under 8.02 or death, shall receive only the vested interest under 9.01.

             9.02-2 The amount to be forfeited shall be determined under 9.04-2(a). The amount of the vested benefit shall be based on the last regular or special valuation on or before payment or segregation under 9.03.

     9.03    Payment of benefits

             9.03-1 Subject to 7.04-2, the participant shall specify the time of payment of benefits after termination of employment in the application under 7.03, and the following shall apply:

             (a) Subject to (b) below, the Committee shall direct the Trustee to pay benefits as soon as reasonably possible, whether or not an application has been filed, if either of the following applies:

                  (1)  The distributable amount has never been over $3,500.

                  (2)  The participant has reached normal retirement date.

             (b) Subject to (e), the committee may delay payment for a reasonable period necessary to process payment but in no event beyond 60 days after the latest of the following:

                  (1)  The end of the Plan Year of retirement.

                  (2)  The date the amount is known.

                  (3)  The date an application is received.

             (c) The Committee shall, between 30 and 90 days before benefits are to start, give the participant the explanation described in 7.03-2(c) and, unless (a) above applies, an explanation of the right to defer payment until normal retirement date.

             (d) If a person entitled to receive benefits is rehired, the benefit shall not be paid until later termination of employment, except as provided in 7.04-2. When the participant later terminates, the amount of the benefit shall be redetermined.

             (e) Unless the participant consents to a later date, benefits under the ESOP shall be paid no later than the following:

                  (1) Leveraged Company Stock shall be distributed by the end of the Plan Year in which the loan is repaid.

                  (2) All other distributions shall occur by the close of the fifth Plan Year after the Plan Year of termination of employment.

                  (3) In the case of a participant with a distributable amount which has a value in excess of seven hundred ten thousand dollars ($710,000) (as adjusted pursuant to section 409(o)(2) of the Internal Revenue Code) on the Valuation Date coincident with or immediately preceding the date distributions are scheduled to commence, all other distributions shall occur by the close of the fifth Plan Year plus one additional year (but not more than five additional years) for each one hundred forty thousand dollars ($140,000) (as adjusted pursuant to section 409(o)(2) of the Internal Revenue Code) or fraction thereof by which the value of such distributable amount exceeds seven hundred ten thousand dollars ($710,000) (as adjusted pursuant to section 409(o)(2) of the Internal Revenue Code).

             9.03-2 If the date for payment has passed and the Committee has not located the participant or beneficiary, the Committee shall distribute the benefit under the procedure described in 7.03-4.

     9.04    Forfeiture of Unvested Amounts

             9.04-1 The unvested portion of a participant's account(s) shall be forfeited at the earlier of the following:

             (a) The first Plan Year-end at which all of the following are true:

                  (1) The participant has no vested interest or the participant's vested interest has been distributed fully.

                  (2)  The participant is not then an employee.

             (b) The end of the Plan Year in which the fifth Break-in-Service Year ends.

             9.04-2 Leveraged Company Stock in a participant's account(s) shall be forfeited only after all other forfeitable assets in the participant's account(s) have been forfeited.

             9.04-3  Forfeitures shall be accounted for as follows:

             (a) The amount forfeited shall be based on the balance in the account as of the end of the Plan Year in which forfeiture occurs.

             (b) Forfeitures shall first be applied to restore prior forfeitures under 9.05.

             (c) Any forfeitures remaining after application under (b) shall be pooled and reallocated under 5.01-4 among all remaining participants, regardless of their Employer.

             9.04-4 A zero vested balance of a participant shall be treated as though distributed immediately when employment terminates.

     9.05    Restoration of Forfeited Amounts

             9.05-1 If a participant is rehired before a Break in Service but after a forfeiture under 9.04-1(a) because of an imputed or actual full distribution, the forfeited amount, unadjusted for interim gains or losses, shall be subject to restoration under 9.05-2. If the rehire occurs after a Break in Service, no restoration shall occur.

             9.05-2 An amount subject to restoration under 9.05-1 shall be credited to the participant's ESOP account, as of the first Plan-Year-end after rehire and application under 9.05-4. Amounts restored shall be derived first from forfeitures for the Plan Year of restoration, and then from additional Employer contributions.

             9.05-3 A rehired participant under 9.05-1 may repay the full amount previously distributed from a partially vested account as follows:

             (a) Repayment shall be made in a single lump sum. Partial repayments shall not be allowed.

             (b) Repayment may only be made while the participant remains employed, and may not be made later than five years after rehire.

             (c) Repaid amounts shall be fully vested and shall be accounted for in such manner as the Committee may decide.

             (d) Repayment cannot be made in whole or in part by rollover from another plan or IRA.

             9.05-4 In order to receive a restoration under 9.05-1 and 9.05-2, a participant must apply for restoration within the time allowed for repayment under 9.05-3. Repayment shall not be required.

     9.06    Vesting After Rehire

             9.06-1 A participant who is fully vested on termination of employment shall remain fully vested after rehire.

             9.06-2 The following rules shall apply in determining future vested balances for ESOP contributions after rehire of a participant who is not fully vested:

             (a) If the rehire occurs before a distribution is made from the account or if the participant repays a distribution under 9.05-3 after rehire, the following shall apply:

                  (1) Subject to (2), the participant's future vested balance shall be determined by applying the vesting schedule to the entire account.

                  (2) In no event shall the vested amount under (1) be less than the amount repaid under 9.05-3, adjusted for investment results after the date of repayment.

             (b) If the rehire occurs after a distribution is made from the account and before the participant has five-year Break in Service and no repayment is made under 10.05-3, the participant's future vested balance shall be determined by taking the following steps:

                  (1) Multiplying the participant's vesting percentage times the sum of the current account balance and the amount previously distributed.

                  (2)  Subtracting the amount previously distributed.

             (c) If the rehire occurs after the participant has a Break in Service, the following shall apply:

                  (1) Any unforfeited and undistributed residue of the participant's partially vested account shall remain fully vested and be carried as a separate account until the participant's future contributions are fully vested.

                  (2)  The forfeited balance shall not be restored.

                                ARTICLE X

                           Plan Administration

     10.01   Administrative Committee

             10.01-1 The plan shall be administered by an Administrative Committee of one or more persons appointed by the chief executive officer of the Company, who may delegate that function. The Committee shall have a Chair chosen from among its members and a secretary who need not be a member.
Minute shall be kept of all proceedings of the Committee. The Committee may act at a meeting by a majority vote of a quorum present or without a meeting by action recorded in a memorandum signed by a majority of all members. A majority of members shall constitute a quorum.

             10.01-2 Any member of the Committee may resign on 15 days' notice to the chief executive officer. The Company or delegate may remove any Committee member without having to show cause. All vacancies on the Committee shall be filled as soon as reasonably practicable. Until a new appointment is made, the remaining members of the Committee shall have authority to act although less than a quorum.

             10.01-3 The Committee shall keep records of all relevant data about the rights of all persons under the plan. The Committee shall determine eligibility to participate and the time, manner, amount and recipient of payment of benefits and the Service of any employee and shall instruct the Trustee on distributions. Any person have an interest under the plan may consult the Committee at any reasonable time.

             10.01-4 The Committee shall interpret the plan and the related trusts, shall decide any questions about the rights of participants and their beneficiaries and in general shall administer the plan and trusts. Any decisions by the Committee shall be final and bind all parties. The Committee shall have absolute discretion to carry out its responsibilities.

             10.01-5 The Committee shall be the plan administrator under federal laws and regulations applicable to plan administration and shall comply with such laws and regulations. The Chair of the Committee shall be an agent for service of process on the plan at the Company's address.

             10.01-6 The Committee may delegate all or part of its administrative duties to one or more agents and may retain advisors to assist it. The Committee may consult with and rely upon the advice of counsel who may be counsel for an Employer. The Committee shall appoint any independent public accountant required for the plan.

             10.01-7 Each Employer shall furnish the Committee any information reasonably requested by it for plan administration.

     10.02   Company and Employer Functions

             10.02-1 The power to appoint or remove any Committee member may be exercised only by the chief executive officer under 10.01. The Company and the Employers have no administrative authority or function and are not plan fiduciaries.

             10.02-2 Except as provided in 10.03-3, all Company or Employer functions or responsibilities shall be exercised by the chief executive officer of the Company, who may delegate all or any part of those functions.

             10.02-3 The power to fix ESOP contributions and amend or terminate the plan or related trusts may be exercised only by the Board of Directors of the Company, except as provided in 10.03-4.

             10.02-4 The chief executive officer of the Company or a delegate may amend the plan to make technical, administrative or editorial changes on advice of counsel to comply with applicable law or to simplify or clarify the plan.

             10.02-5 The Board of Directors of the Company or an Employer shall have no administrative or investment authority or function. Membership on the Board shall not, by itself, cause a person to be considered a plan fiduciary.

     10.03   Claims Procedure

             10.03-1 Any person claiming a benefit or requesting information, an interpretation or a ruling under the plan shall present the request in writing to the Committee Chair, who shall respond in writing as soon as practicable.

             10.03-2 If the claim or request is denied, the written notice of denial shall state the following:

             (a) The reasons for denial, with specific reference to the plan provisions on which the denial is based.

             (b) A description of any additional material or information required for review of the claim and an explanation of why it is necessary.

             (c)  An explanation of the plan's claim review procedure.

             10.03-3 The initial notice of denial shall normally be given within 90 days after receipt of the claim. If special circumstances require an extension of time, the claimant shall be so notified and the time limit shall be 180 days.

             10.03-4 Any person whose claim or request is denied or who has not received a response within 30 days may request review by notice in writing to the Committee chair. The original decision shall be reviewed by the Committee who may, but shall not be required to, grant the claimant a hearing. On review, whether or not there is a hearing, the claimant may have representation, examine pertinent documents and submit issues and comments in writing.

             10.03-5 The decision on review shall normally be made within 60 days. If an extension is required for a hearing or other special circumstances, the claimant shall be so notified and the time limit shall be 120 days. The decision shall be in writing and shall state the reasons and the relevant plan provisions. All decisions on review shall be final and binding on all parties concerned.

     10.04   Expenses

             10.04-1 Members of the Committees shall not be compensated for services. The Committee shall be reimbursed for all expenses.

             10.04-2 The Company may elect to pay any administrative fees or expenses and may allocate the cost among the Employers. Otherwise the expenses and fees shall be paid from the Plan assets. Expenses related to a particular account or an investment fund may be charged directly to that account or fund.

     10.05   Indemnity and Bonding

             10.05-1 The Company shall indemnify and defend any plan fiduciary who is an officer, director or employee of Employer from any claim or liability that arises from any action or inaction in connection with the plan subject to the following rules:

             (a) Coverage shall be limited to actions taken in good faith that the fiduciary reasonably believed were not opposed to the best interest of the plan.

             (b) Negligence by the fiduciary shall be covered to the fullest extent permitted by law.

             (c) Coverage shall be reduced to the extent of any insurance coverage.

             10.06-2 Plan fiduciaries shall be bonded to the extent required by applicable law for the protection of plan assets.

                                ARTICLE XI

                         Investment of Trust Funds

     11.01   Trust Funds

             11.01-1 Benefits under the ESOP shall be funded through the Riverview Savings Bank Employee Stock Ownership Trust (the "ESOP Trust") established by agreement between the Company and one or more Trustees who are referred to herein as the "Trustee." The ESOP Trust shall be a separate trust for assets contributed and held under the ESOP.

             11.01-2 Contributions shall be paid to the Trustee who shall pool them for investment. The Trustee shall have no regard for the separate interests of individual participants and shall rely on the Committee in paying benefits. The Trustee shall accept the sums paid and need not determine the required amount of contributions or collect any contribution not voluntarily paid.

     11.02   ESOP Trust

             11.02-1 Except as provided in 11.02-2, all assets attributable to ESOP contributions or ESOP Loans shall be held in the ESOP Trust. The interest of any lender under an ESOP Loan shall relate only to assets of the ESOP Trust.

             11.02-2 All assets of the ESOP Trust shall be invested primarily in Company stock unless the Trustee determines that it is not prudent to do so or 11.02-3 applies.

             11.02-3 Participants may elect to diversify amounts allocated to their ESOP accounts as follows:

             (a) A diversification election shall be allowed in each of the six Plan Years starting with the year in which the participant first qualifies under (b).

             (b) The diversification election shall only be available to a participant who is age 55 or older with 10 or more years of participation in the ESOP.

             (c) During the first five years under (a), a participant may elect to have up to 25 percent of the total of the amounts attributable to ESOP contributions invested in investment funds under (e). During the sixth year as provided under (a), the applicable percentage shall be 50 percent.

             (d) Elections under (c) must be made no later than 90 days after the end of the applicable Plan Year, and shall be carried out within 180 days after the end of the applicable Plan Year. Diversification elections, once made become irrevocable following 90 days after the applicable Plan Year.

             (e) Investment alternatives under (c) shall be specified by the Committee and must include at least three options not inconsistent with any applicable regulations under section 401(a)(28) of the Internal Revenue Code.

     11.03   Voting Company Stock

             11.03-1 Participants shall be permitted in accordance with applicable federal regulations to direct the manner of exercise of voting rights on shares of Company stock including fractional shares allocated to any of their accounts, as follows:

             (a) Participants may direct the voting of shares on any matter on which shareholders are entitled to vote. The Trustee shall follow the Participant's directions unless the Trustee determines that it would be inconsistent with its fiduciary duties to do so.

             (b) The Company shall make available to the Committee to provide to the Trustees and plan participants all notices and information provided to its shareholders in connection with the exercise of their voting rights.

             (c) The Committee shall solicit directions from participants to vote the shares of Company stock allocated to participants accounts in the same manner as proxies are solicited generally from shareholders of Company Stock.

             (d) If a participant fails to give directions, such voting rights may be exercised in the same manner as voting rights with respect to unallocated shares as provided in 11.03-2.

             (e) Except as required for trust administration or by law, individual participant voting instructions shall be held by the Trustee in confidence.

             11.03-2 The Trustee shall vote all unallocated Company Stock held in the Trust only as directed by the Committee, in the Committee's sole discretion, after the Committee determines such action to be in the best interests of participants and beneficiaries.

      11.04  ESOP Loans

             11.04-1 At the direction of the Committee, the Trustee may borrow money (an "ESOP Loan") to buy Company stock ("Leveraged Company Stock"), or to repay a prior ESOP Loan to buy such stock as follows:

             (a) The ESOP Loan must be on terms permitted under and be subject to the conditions of applicable law and regulations.

             (b) The interest rate may not exceed a reasonable rate at the time the loan is made.

             (c) On default, the value of trust assets transferred in satisfaction for the loan shall not exceed the amount of the default. If the lender is a disqualified person, the loan must provide that assets transferred on default of the loan will not exceed the amount by which the plan has failed to meet the payment schedule of the loan.

             (d) The loan must be without recourse against the plan. The only trust assets that may be used as security for the ESOP Loan are the following:

                  (1) The Leveraged Company Stock purchased with ESOP Loan proceeds.

                  (2) The Leveraged Company Stock purchased with the proceeds of a prior ESOP Loan repaid with the proceeds of the current ESOP Loan.

             (e) The lender may not have a right to any assets held under the plan other than the following:

                  (1)  Collateral given for the loan under (d).

                  (2)  ESOP contributions made in cash to repay the ESOP Loan.

                  (3)  Earnings on the assets in (1) and (2) above.

             (f) ESOP contributions (other than Company Stock) and income from such contributions and from Leveraged Company Stock may be used to repay the ESOP Loan, as directed by the Company. Unused amounts may be carried over to a future year. No other amounts may be used to pay on an ESOP Loan.

             (g) The ESOP Loan must be primarily for the benefit of participants and beneficiaries.

             11.04-2 All assets acquired with the proceeds of an ESOP Loan shall be held in a suspense account under 5.03 and allocated under 5.04.

                                ARTICLE XII

                        Amendment; Termination; Merger

     12.01   Amendment

             12.01-1 The Company may amend this plan at any time by written instrument as follows:

             (a) No amendment shall revest any of the plan assets in any Employer or otherwise modify the plan so that it would not be for the exclusive benefit of eligible employees except as required or permitted by applicable law and regulations.

             (b) No amendment shall reduce any participant's accrued benefit, or the vested percentage of that accrued benefit, as of the date the amendment is adopted or is effective, whichever is later.

             (c) No amendment shall increase the Years of Service required for vesting without allowing each participant with at least three Years of Service on the date the amendment is adopted a 60-day period to elect in writing to the Committee to have the prior vesting schedule continue to apply to future benefits under the plan. The 60-day election period shall begin on the latest of the following:

                  (1)  The date the amendment is adopted.

                  (2)  The date the amendment is effective.

                  (3) The date the participant is provided written notice of the amendment.

     12.02   Termination

             12.02-1 The Company may terminate this plan or discontinue contributions at any time. In the event of any total or partial termination or discontinuance, the accounts of all affected participants shall be fully vested and nonforfeitable. The Company may request a ruling from the Internal Revenue Service on the effect of termination on the qualification of the plan.

             12.02-2 If the Plan is terminated, or contributions permanent discontinued, the Company, at its discretion, may (at that time or at any later time) direct the Trustee to distribute the amounts in a participant's Accounts in accordance with the distribution provisions of the Plan. If the Company does not direct such distribution, each Participant's Account shall be maintained until distributed in accordance with the provisions of the Plan (determined without regard to this section) as though the Plan had not been terminated or contributions discontinued.

     12.03   Treatment of Employers

             12.03-1 All employees of all Employers, including the Company, shall be treated as though employed by one Employer for purposes of determining total or partial termination. For this purpose the plan shall be treated as one plan and not as a collection of separate plans of the Employers. If some or all of the employees of an Employer terminate employment, this shall be viewed in the context of the whole plan to determine whether there has been a partial termination and whether accelerated vesting is required.

             12.03-2 An Employer may be excluded from the plan with respect to its employees at any time by the Company. Such exclusion shall not automatically constitute a termination or partial termination of the plan. Employees of the excluded Affiliate shall be treated as having terminated employment if the affiliate ceases to maintain its affiliated status. Unless the Committee determines or the Internal Revenue Service rules that the exclusion constitutes a partial termination of the plan, the rights of the employees of the excluded Affiliate shall not become fully vested and nonforfeitable as a result of the exclusion. If the excluded Affiliate retain its affiliated status with the Company, its employees shall continue to accrue Service for purpose of vesting, but shall not be eligible to participate in contributions and forfeitures with respect to pay after the effective date of the exclusion.

     12.04   Merger

             If this plan is merged or consolidated with or the assets or liabilities are transferred to any other plan or trust, the benefit that each participant would receive if the plan terminated just afterwards shall be at least as much as if it terminated just before.

                                ARTICLE XIII

                           Miscellaneous Provisions

     13.01   Information Furnished

             13.01-1 The Trustee may accept as correct and rely on any information furnished by an Employer or the Committee. The Trustee and the Committee may not demand an audit, investigation or disclosure of the records of Employer.

     13.02   Applicable Law

             This Plan shall be construed according to the laws of Washington except as preempted by federal law.

     13.03   Plan Binding on All Parties

             This plan shall be binding upon the heirs, personal representatives, successors and assigns of all present and future parties.

     13.04   Not a Contract of Employment

             The plan shall not be a contract of employment between an Employer and any employee, and no employee may object to amendment or termination of the plan. The Plan shall not prevent any Employer from discharging any employee at any time.

     13.05   Notices

             Except as otherwise required or permitted under this plan or applicable law, any notice or direction under this plan shall be in writing and shall be effective when actually delivered or transmitted electronically or when deposited postpaid as first-class mail. Mail shall be directed to the address stated in this plan or in a statement of adoption or to such other
address as a party may specify by notice to the other parties.   Notice to the
Committee shall be sent to the Company's address.

     13.06   Benefits not Assignable; Qualified Domestic Relations Orders

             13.06-1 This plan is for the personal protection of the participants. No vested or unvested interest of any participant or beneficiary may be assigned, alienated, seized by legal process, transferred or subjected to the claims or creditors in any way, except as provided in 13.06-2.

             13.06-2 Benefits shall be paid in accordance with a qualified domestic relations order (QDRO) under section 414(p) of the Internal Revenue Code pursuant to procedures established by the Committee.

     13.07   Nondiscrimination

             The Company, each Employer, and the Committee shall to the fullest extent possible treat all person who may be similarly situated alike under this Plan.

     13.08   Nonreversion of Assets

             13.08-1 Subject to 1.02-2 and the following paragraphs, no part of the contributions or the principal or income of this plan shall be paid to or revested in an Employer or be used other than for the exclusive benefit of the participants and their beneficiaries.

             13.08-2 A contribution may be returned to an Employer to the extent that either of the following applies:

             (a)  The contribution was made by mistake of fact.

             (b) A deduction for the contribution under 4.03-1 other than an ESOP contribution excepted under 4.03-1, is disallowed.

             13.08-3 Return of contributions under 13.08-2 shall be subject to the following:

             (a) Any return must occur within one year of the mistaken payment or disallowance of the deduction.

             (b) The returnable amount shall be reduced by a pro rata share of any investment losses attributable to the contribution and by any amounts that cannot be charged under (c) below.

             (c) The amounts returned shall be charged to participants' accounts in the same proportion as the accounts were credited with the contribution. No participant's account shall be charged more than it was previously credited.

                                ARTICLE XIV

                              Top-Heavy Rules

     14.01 General. This ARTICLE shall only be applicable if the Plan becomes a Top-Heavy Plan under section 416 of the Internal Revenue Code. If the Plan does not become a Top-Heavy Plan, then none of the provisions of this ARTICLE shall be operative. The provisions of this ARTICLE shall be interpreted and applied in a manner consistent with the requirements of section 416 of the Internal Revenue Code and the regulations thereunder.

     14.02   Minimum Contribution.

             14.02-1 For each Plan Year that the Plan is a Top- Heavy Plan, the Company shall make a Company Contribution to be allocated directly to the Account of each Non-Key Employee as set forth in this section.

             14.02-2 The amount of the Employer Contribution (and forfeitures) required to be contributed and allocated for a Plan Year by this section is three percent (3%) of the Top-Heavy Compensation for that Plan Year of each Non-Key Employee who is both a Participant and an Employee on the last day of the Plan Year for which the Employer Contribution is made, with adjustments as provided herein. If the Employer Contribution allocated to the Accounts of each Key Employee for a Plan Year is less than three percent (3%) of his or her Top-Heavy Compensation, then the Employer Contribution required by the preceding sentence shall be reduced for that Plan Year to the same percentage of Top-Heavy Compensation that was allocated to the Account of the Key Employee whose Account received the greatest allocation of Employer Contributions for that Plan Year, when computed as a percentage of Top-Heavy Compensation.

             14.02-3 The contribution required by this section shall be reduced for a Plan Year to the extent of any Employer Contributions made and allocated under this Plan or any other contributions from the Employer made and allocated under any other Aggregated Plans.

     14.03 Definitions. The following terms shall have the meanings specified herein and shall be interpreted in a manner consistent with Section 416 of the Internal Revenue Code.

             (1)  Aggregated Plans.

                  (i) The Plan, any plan that is part of a "required aggregation group" and any plan that is part of a "permissive aggregation group" that the Company treats as an Aggregated Plan.

                  (ii) The "required aggregation group" consists of each plan of the Company in which a Key Employee participates (in the Plan Year containing the Determination Date or any of the four (4) preceding Plan Years) and each other plan of the

                  Company which enables any plan of the Company in which a Key Employee participates to meet the requirements of section 401(a)(4) or section 410(b) of the Code.

                  (iii) The "permissive aggregation group" consists of any plan not included in the "required aggregation group" if the Aggregated Plan described in subparagraph (i) above would continue to meet the requirements of section 401(a)(4) and 410 of the Internal Revenue Code with such additional plan being taken into account.

             (2) Determination Date. The last day of the preceding Plan Year, or, in the case of the first Plan Year of any plan, the last day of such Plan Year. The computations made on the Determination Date shall utilize information from the immediately preceding Valuation Date.

             (3)  Key Employee.

                  (i) An Employee (or former Employee) who, at any time during the Plan Year containing the Determination Date or any of the four (4) preceding Plan Years, is:

                       (A) An officer of an Employer with annual Top-Heavy Compensation for the Plan Year greater than one hundred fifty percent (150%) of the amount in effect under section 415(c)(1)(A) of the Internal Revenue Code for the calendar year in which that Plan Year ends;

                       (B) one of the ten (10) Employees owning (or considered as owning under section 318 of the Internal Revenue Code) the largest interest in an Employer, who has more than one-half of one percent (.5%) interest in an Employer, and who has annual Top-Heavy Compensation for the Plan Year at least equal to the maximum dollar limitation under section 415(c)(1)(A) of the Internal Revenue Code for the calendar year in which that Plan Year ends;

                       (C) a five percent (5%) or greater shareholder in an Employer; or

                       (D) a one percent (1%) shareholder in an Employer with annual Top-Heavy Compensation from the Employer of more than one hundred fifty thousand dollars ($150,000).

                  (ii) For purposes of paragraphs (3)(i)(C) and (3)(i)(D), the rules of section 414(b), (c) and (m) of the Internal Revenue Code shall not apply. Beneficiaries of an Employee shall acquire the character of such Employee and inherited benefits will retain the character of the benefits of the Employee who performed services.

             (4)  Non-Key Employee.  Any Employee who is not a Key Employee.

             (5) Super Top-Heavy Plan. A Top-Heavy Plan in which the sum of the present value of the cumulative accrued benefits and accounts for Key Employees exceeds ninety percent (90%) of the comparable sum determined for all Employees. The foregoing determination shall be made in the same manner as the determination of a Top-Heavy Plan under this section.

             (6) Top-Heavy Compensation. The term Top-Heavy Compensation shall have the same meaning as the term Compensation has under 4.02-1(a).

             (7) Top-Heavy Plan. The Plan is a Top-Heavy Plan for a Plan Year if, as of the Determination Date for that Plan Year, the sum of (i) the present value of the cumulative accrued benefits for Key Employees under all Defined Benefit Plans that are Aggregated Plans and (ii) the aggregate of the accounts of Key Employees under all Defined Contribution Plans that are Aggregated Plans exceeds sixty percent (60%) of the comparable sum determined for all Employees.

             (8) Years of Top-Heavy Service. The number of years of service with an Employer that must be counted under section 411(a) of the Internal Revenue Code, disregarding all service that may be disregarded under section 411(a)(4) of the Internal Revenue Code.

     14.04   Special Rules.

             14.04-1 For purposes of determining the present value of the cumulative accrued benefit for any Participant or the amount of the Account of any Participant, such present value or amount shall be increased by the aggregate distributions made with respect to such Participant under the Plan during the Plan Year that includes the Determination Date and the four (4) preceding Plan Years (if such amounts would otherwise have been omitted).

             14.04-2 In the case of unrelated rollovers and transfers, (i) the plan making the distribution or transfer is to count the distribution as a distribution under section 416(g)(3) of the Internal Revenue Code, and (ii) the plan accepting the rollover or transfer is not to consider the rollover or transfer as part of the accrued benefit if such rollover or transfer was accepted after December 31, 1983, but is to consider it as part of the accrued benefit if such rollover or transfer was accepted before January 1, 1984. For this purpose, rollovers and transfers are to be considered unrelated if they are both initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another employer.

             In the case of related rollovers and transfers, the plan making the distribution or transfer is not to count the distribution or transfer under section 416(g)(3) of the Code, and the plan accepting the rollover or transfer counts the rollover or transfer in the present value of the accrued benefits. For this purpose, rollovers and transfers are to be considered related if they are not unrelated this 14.05-2.

             14.04-3 If any individual is a Non-Key Employee with respect to any plan for any Plan Year, but such individual was a Key Employee with respect to such plan for any prior Plan Year, any accrued benefit for such Employee (and the Account of such Employee) shall not be taken into account.

             14.04-4 Beneficiaries of Key Employees and former Key Employees are considered to be Key Employees and Beneficiaries of Non-Key Employees and former Non-Key Employees are considered to be Non-Key Employees.

             14.04-5 For Plan Years beginning before 1985, contributions attributable to a salary reduction or similar arrangement shall not be taken into account.

     14.05   Adjustment of Limitations.

             14.05-1 If this Article is applicable, then the contribution and benefit limitations in 4.04-6 shall be reduced as provided under section 416(h) of the Internal Revenue Code.

             14.05-2  shall be applicable for any Plan Year in which either:

             (a)  the Plan is a Super Top-Heavy Plan; or

             (b)  the Plan both is a Top-Heavy Plan (but not a Super Top-Heavy
             Plan) and provides Employer Contributions (and forfeitures) to the Account of any Non-Key Employee in an amount less than four percent (4%) of such Participant's Top-Heavy Compensation, as determined in accordance with this Article.

     IN WITNESS WHEREOF, Riverview Savings Bank has caused this Plan to be executed by its duly authorized officer this 8th day of May, 1997.

Attest:                                 RIVERVIEW SAVINGS BANK



/s/ Phyllis Kreibich                    By: /s/ Patrick Sheaffer
-----------------------------               ---------------------------------
Secretary                                   President

                                 Exhibit 21

                     Subsidiaries of the Registrant


Parent
------

Riverview Bancorp, Inc.


Subsidiaries (a)                  Percentage Owned    State of Incorporation
----------------                  ----------------    ----------------------

Riverview Savings Bank, FSB             100%               United States

Riverview Services, Inc.                100%               Washington

----------------------
(a) The operation of the Registrant's wholly owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.