Form 10-Q
period 1998-06-30
RIVERVIEW BANCORP INC
filed 1998-08-05
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
----- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------
                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
----- THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value --- 6,185,990 shares as of June 30, 1998.

                               Form 10-Q

                RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                INDEX
                                                                       Page
                                                                       ----
Part I.  Financial Information
         ---------------------
Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        as of June 30, 1998 and March 31, 1998                           1

        Consolidated Statements of Income: Three Months
        Ended June 30, 1998 and 1997                                     2

        Consolidated Statements of Shareholders' Equity
        for the Year ended March 31, 1998 and for the Three Months
        Ended June 30, 1998                                              3

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1998 and 1997                       4

        Notes to Consolidated Financial Statements                    5-10
        (unaudited)

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  11-18



Part II. Other Information                                              19


SIGNATURES                                                              20

EXHIBITS                                                             21-22

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition
As of June 30, 1998 and March 31, 1998

                                                          June 30,  March 31,
(In thousands, except share data)   (Unaudited)             1998      1998
------------------------------------------------------------------------------

ASSETS
Cash (including interest-earning accounts of
  $16,511 and $20,504)                                  $  21,812  $  27,482
Loans held for sale                                         1,864      1,430
Investment securities held to maturity, at amortized
 cost (fair value of $8,316 and $8,394)                     8,264      8,336
Investment securities available for sale, at fair
 value (amortized cost of $13,674 and $9,961)              13,638      9,977
Mortgage-backed securities held to maturity, at
 amortized cost, (fair value of $18,131 and $20,758)       17,768     20,341
Mortgage-backed securities available for sale, at fair
 value (amortized cost of $30,687 and $32,526)             30,757     32,690
Loans receivable (net of allowance of $1,043
  and $984 for loan losses)                               162,431    161,198
Prepaid expenses and other assets                           1,103        882
Accrued interest receivable                                 1,614      1,597
Federal Home Loan Bank stock                                2,003      1,966
Premises and equipment                                      4,962      4,802
Land held for development                                     471        471
Core deposit intangible                                     1,921      2,002
                                                        ---------  ---------
TOTAL ASSETS                                            $ 268,608  $ 273,174
                                                        =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposit accounts                                        $ 183,788  $ 179,825
Accrued expenses and other liabilities                      3,204      2,490
Advance payment by borrowers for taxes and insurance          (37)        84
Deferred income taxes, net                                    143        143
Federal Home Loan Bank advances                            19,550     29,550
                                                        ---------  ---------
Total Liabilities                                         206,648    212,092

SHAREHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding , none
Common stock, June 30, 1998- $.01 par value;
 50,000,000 authorized; 6,185,990 issued,
 5,841,120 outstanding; March 31, 1998
 6,154,326, issued, 5,809,456 outstanding                      62         62
Additional paid-in capital                                 53,488     53,399
Unearned shares issued to employee stock ownership
 trust                                                     (2,993)    (2,993)
Retained earnings                                          11,381     10,495
Net unrealized gain on securities available for sale,
 net of tax                                                    22        119
                                                        ---------  ---------
Total shareholders' equity                                 61,960     61,082
                                                        ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 268,608  $ 273,174
                                                        =========  =========

The accompanying notes are an integral part of these unaudited consolidated statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three Months Ended June 30,

(In thousands, except share data)   (Unaudited)       1998             1997
------------------------------------------------------------------------------

INTEREST INCOME
Interest on loans receivable                      $    4,198      $    3,636
Interest on investment securities                        325             353
Interest on mortgage-backed securities                   836             592
Other interest and dividends                             263              42
                                                  ----------      ----------
     Total interest income                             5,622           4,623
                                                  ----------      ----------
INTEREST EXPENSE
Interest on deposits                                   1,961           1,808
Interest on borrowings                                   371             442
                                                  ----------      ----------
     Total interest expense                            2,332           2,250
                                                  ----------      ----------
     Net interest income                               3,290           2,373

Less provision for loan losses                            60              45
                                                  ----------      ----------
     Net interest income after
     provision for loan losses                         3,230           2,328
                                                  ----------      ----------
NON-INTEREST INCOME
Fees and service charges                                 537             340
Gain on sale of loans held for sale                       61              14
Gain on sale of securities                                27               9
Loan servicing income                                     38              66
Other                                                     19              40
                                                  ----------      ----------
     Total non-interest income                           682             469
                                                  ----------      ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                         1,176             971
Occupancy and depreciation                               360             299
FDIC insurance premium                                    26              27
Amortization of excess of cost over fair value
 of deposits acquired                                     82              82
Marketing                                                 70              84
Other                                                    203             199
                                                  ----------      ----------
     Total non-interest expense                        1,917           1,662
                                                  ----------      ----------
INCOME BEFORE FEDERAL INCOME TAXES                     1,995           1,135

FEDERAL INCOME TAX EXPENSE                               738             390
                                                  ----------      ----------
NET INCOME                                        $    1,257      $      745
                                                  ==========      ==========
Earnings per common share:
  Basic                                           $     0.22      $     0.12
  Diluted                                               0.21            0.12

Weighted average number of shares outstanding:
   Basic                                           5,814,248       6,044,820
   Diluted                                         5,945,666       6,171,736

The accompanying notes are an integral part of these unaudited consolidated statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1998
AND THE THREE MONTHS ENDED JUNE 30, 1998

(In thousands, except share data)              (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                   Unearned             Net
                                                                   Shares               Unrealized
                                                                   Issued to            Gain
                                                         ADDI-     Employee             (Loss) On
                                      COMMON STOCK       TIONAL    Stock                Securities
                                    -----------------    PAID-IN   Ownership  RETAINED  Available
                                    SHARES     AMOUNT    CAPITAL   Trust      EARNINGS  for Sale  TOTAL
                                    ------     ------    -------   -----      --------  --------  -----
Balance, April 1, 1997             6,043,656   $ 2,416   $ 16,043  $  (386)   $ 7,033   $ (84)   $25,022

Net Income                                 -         -          -        -      3,924       -      3,924

Retirement of Mutual
 Holding Company stock            (3,570,270)   (1,408)     1,494        -          -       -         86

Issuance and exchange
 of common stock as a result
 of conversion/reorganization      3,570,750      (948)    35,586        -          -       -     34,638

Retirement of fractional shares         (230)        -          -        -          -       -          -

Cash dividends                             -         -          -        -       (462)      -       (462)

Exercise of stock options             26,578         2         88        -          -       -         90

Shares acquired by ESOP             (285,660)        -          -   (2,856)         -       -     (2,856)

Earned ESOP shares                    24,632         -        188      249          -       -        437

Change in unrealized gain on
 securities available for sale,
 net of tax                                -         -          -        -          -     203        203
                                   ---------   -------   --------  -------    -------   -----    -------
Balance, March 31, 1998            5,809,456   $    62   $ 53,399  $(2,993)   $10,495   $ 119    $61,082
                                   ---------   -------   --------  -------    -------   -----    -------
Net Income                                 -         -          -        -      1,257       -      1,257

Cash dividends                             -         -          -        -       (371)      -       (371)

Exercise of stock options             31,664         -         89        -          -       -         89

Earned ESOP shares                         -         -          -        -          -       -          -

Change in net unrealized gain
 on securities available for
 sale, net                                 -         -          -        -          -     (97)       (97)
                                   ---------   -------   --------  -------    -------   -----    -------
Balance, June 30, 1998             5,841,120   $    62   $ 53,488  $(2,993)   $11,381   $  22    $61,960
                                   =========   =======   ========  =======    =======   =====    =======

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                         3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,


(In thousands)                  (Unaudited)                1998        1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  1,257    $     745
 Adjustments to reconcile net income to cash
  used in operating activities:
  Depreciation and amortization                             252           189
  Provision for losses on loans                              60            45
  Increase in deferred loan origination fees,
   net of amortization                                      129           112
  Federal Home Loan Bank stock dividend                     (37)          (33)
   Net gain on sale of real estate owned, mortgage-
    backed and investment securities and premises
    and equipment                                           (39)          (23)
   Changes in assets and liabilities:
    Increase in loans held for sale                        (434)          (29)
    Increase in prepaid expenses and other assets          (221)          (10)
    Increase in accrued interest receivable                 (17)          (38)
    Increase (decrease) in accrued expenses and other
     liabilities                                            610           (63)
                                                        --------    ---------
      Net cash provided by operating activities           1,560           895
                                                        --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                      (41,222)      (20,182)
 Principal repayments on loans                           39,800        17,602
 Proceeds from call, maturity, or sale of securities
  available for sale                                      5,909           987
 Purchase of investment securities available for sale    (9,608)            -
 Purchase of mortgage-backed securities available
  for sale                                                    -       (12,100)
 Proceeds from sale of mortgage-backed securities
  available for sale                                          -         2,280
 Principal repayments on mortgage-backed securities
  held to maturity                                        2,603         1,437
 Principal repayments on mortgage-backed securities
  available for sale                                      1,794            55
 Purchase of investment securities held to maturity        (982)            -
 Proceeds from call or maturity of investment
  securities held to maturity                             1,076        3,000
 Purchase of premises and equipment                        (314)        (200)
 Purchase of Federal Home Loan Bank stock                     -          (64)
 Proceeds from sale of real estate                            -          135
                                                        --------    ---------
      Net cash used in investing activities                (944)      (7,050)
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposit accounts               3,963         (794)
 Dividends paid                                             (217)         (58)
 Proceeds from Federal Home Loan Bank advances                 -       28,850
 Repayment of Federal Home Loan Bank advances            (10,000)     (23,480)
 Net decrease in advance payments by borrowers              (121)         (83)
 Proceeds from exercise of stock options                      89           33
                                                        --------    ---------
      Net cash (used) provided by financing activities    (6,286)       4,468
                                                        --------    ---------
NET DECREASE IN CASH                                      (5,670)      (1,687)

CASH, BEGINNING OF PERIOD                                 27,482        6,951
                                                        --------    ---------
CASH, END OF PERIOD                                     $ 21,812    $   5,264
                                                        ========    =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                              $  2,359    $   2,264
  Income taxes                                               170          100

NONCASH INVESTING ACTIVITIES:
 Transfer of loans to real estate owned                      175            -
 Dividends declared and accrued in other liabilities         371            -
 Fair value adjustment to securities available for sale      147          109
 Income tax effect related to fair value adjustment          (50)         (37)

The accompanying notes are an integral part of these unaudited consolidated statements.

                   RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                               (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1998 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) Principles of Consolidation
    ---------------------------
The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank") and the Community Bank's wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

(3) Comprehensive Income
    --------------------
Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. The Company has chosen, for purposes of its interim financial reporting, to present comprehensive income in the notes to financial statements.

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

The gross unrealized holding gains for the first quarter of 1998 were $34,000, the income tax expense was $12,000 and therefore, the net gain was $22,000. The gross reclassification adjustment for gains on available for sale investment securities included in non-interest income for the first quarter of 1998 was $27,000, the income tax expense was $10,000 and therefore, the net reclassification adjustment was $17,000. The gross unrealized holding losses for the first quarter of 1997 were $19,000, the income tax benefit was $7,000 and therefore, the net loss was $12,000. The gross reclassification adjustment for gains on available for sale investment and mortgage backed securities included in non-interest income for the first quarter of 1997 was $9,000, the income tax expense was $3,000 and therefore, the net reclassification adjustment was $6,000.

(4) Earnings Per Share
    ------------------
Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Employee Stock Ownership Plan shares are not considered outstanding for earnings per share purposes until they are allocated.

                                             Three Months Ended
                                                  June 30,
                                             -------------------
                                             1998           1997
                                             ----           ----

Basic EPS computation:
  Numerator-Net Income                    $1,257,000    $  745,000
  Denominator-Weighted average
    common shares outstanding              5,814,248     6,044,820
Basic EPS                                 $     0.22    $     0.12
                                          ==========    ==========

Diluted EPS computation:
  Numerator-Net Income                    $1,257,000    $  745,000
  Denominator-Weighted average
    common shares outstanding              5,814,248     6,044,820
  Effect of dilutive stock options           131,418       126,916
                                          ----------    ----------
  Weighted average common shares
  and common stock equivalents             5,945,666     6,171,736

Diluted EPS                               $     0.21    $     0.12
                                          ==========    ==========

(5)   Investment Securities
      ---------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                            Gross         Gross      Estimated
                             Amortized    Unrealized    Unrealized      Fair
                              Cost          Gains        Losses        Value
June 30, 1998                --------     --------      -------      --------
-------------
Agency securities            $  7,282     $     57      $    (5)     $  7,334
Municipal Securities              982            -            -           982
                             --------     --------      -------      --------
  Total                      $  8,264     $     57      $    (5)     $  8,316
                             ========     ========      =======      ========
March 31, 1998
--------------
Agency securities            $  7,336     $     64      $    (6)     $  7,394
U.S. Treasury securities        1,000            -            -         1,000
                             --------     --------      -------      --------
  Total                      $  8,336     $     64      $    (6)     $  8,394
                             ========     ========      =======      ========

The contractual maturities of investment securities held to maturity were as follows (in thousands):
                                                           Estimated
                                              Amortized       Fair
June 30, 1998                                   Cost          Value
-------------                                ----------    ----------
Due in one year or less                      $  6,282      $  6,337
Due after one year through five years           1,000           997
Due after ten years                               982           982
                                             --------      --------
   Total                                     $  8,264      $  8,316
                                             ========      ========

There were no sales of investment securities held to maturity during the three months ended June 30, 1998 and 1997.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            Gross         Gross      Estimated
                             Amortized    Unrealized    Unrealized      Fair
                              Cost          Gains        Losses        Value
June 30, 1998                --------     --------      -------      --------
-------------
Agency securities            $ 12,100     $     17      $   (20)     $ 12,097
U.S. Treasury securities          999            1            -         1,000
Equity securities                 575            -          (34)          541
                             --------     --------      -------      --------
   Total                     $ 13,674     $     18      $   (54)     $ 13,638
                             ========     ========      =======      ========
March 31, 1998
--------------
Agency securities            $  7,000     $     13      $    (9)     $  7,004
U.S. Treasury securities        2,961           12            -         2,973
                             --------     --------      -------      --------
   Total                     $  9,961     $     25      $    (9)     $  9,977
                             ========     ========      =======      ========


The contractual maturities of investment securities available for sale are as follows (in thousands):
                                                           Estimated
                                              Amortized       Fair
June 30, 1998                                   Cost         Value
-------------                                ----------    --------
Due in one year or less                      $    999      $  1,000
Due after one year through five years           9,000         9,007
Due after five years through ten years          3,100         3,090
Due after ten years                               575           541
                                             --------      --------
   Total                                     $ 13,674      $ 13,638
                                             ========      ========

Investment securities with an amortized cost of $1,000,000 and a fair value of $996,880 and $995,000 at June 30, 1998 and March 31, 1998, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6)   Mortgage-Backed Securities
      --------------------------
Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                            Gross         Gross      Estimated
                             Amortized    Unrealized    Unrealized      Fair
                              Cost          Gains        Losses        Value
                             --------     --------      -------      --------
June 30, 1998
-------------
Real estate mortgage
 investment conduits         $  4,769     $    165      $     -      $  4,934
FHLMC mortgage-backed
 securities                     4,486           69           (4)        4,551
FNMA mortgage-backed
 securities                     8,513          141           (8)        8,646
                             --------     --------      -------      --------
   Total                     $ 17,768     $    375      $   (12)     $ 18,131
                             ========     ========      =======      ========

March 31, 1998
--------------
Real estate mortgage
 investment conduits         $  5,627     $    195      $     -      $  5,822
FHLMC mortgage-backed
 securities                     5,111           82           (5)        5,188
FNMA mortgage-backed
 securities                     9,603          155          (10)        9,748
                             --------     --------      -------      --------
   Total                     $ 20,341     $    432      $   (15)     $ 20,758
                             ========     ========      =======      ========

The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity at June 30, 1998 were as follows (in thousands):

                                                           Estimated
                                              Amortized       Fair
June 30, 1998                                   Cost         Value
-------------                                ----------    ----------
Due after one year through five years        $    353      $    355
Due after five years through ten years          7,666         7,751
Due after ten years                             9,749        10,025
                                             --------      --------
                                             $ 17,768      $ 18,131
                                             ========      ========

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                            Gross         Gross      Estimated
                             Amortized    Unrealized    Unrealized      Fair
                              Cost          Gains        Losses        Value
                             --------     --------      -------      --------
June 30, 1998
-------------
Real estate mortgage
 investment conduits         $ 21,890     $     54      $   (24)     $ 21,920
FHLMC mortgage-backed
 securities                       883           14            -           897
FNMA mortgage-backed
 securities                     7,914           26            -         7,940
                             --------     --------      -------      --------
   Total                     $ 30,687     $     94      $   (24)     $ 30,757
                             ========     ========      =======      ========
March 31, 1998
--------------
Real estate mortgage
 investment conduits         $ 21,914     $    148      $    (2)     $ 22,060
FHLMC mortgage-backed
 securities                     1,021           17            -         1,038
FNMA mortgage-backed
 securities                     9,591           16          (15)        9,592
                             --------     --------      -------      --------
   Total                     $ 32,526     $    181      $   (17)     $ 32,690
                             ========     ========      =======      ========

The contractual maturities of mortgage-backed securities available for sale were as follows (in thousands):

                                                           Estimated
                                              Amortized       Fair
June 30, 1998                                   Cost         Value
-------------                                ----------    ----------
Due after five years through ten years       $  5,809      $  5,836
Due after ten years                            24,878        24,921
                                             --------      --------
                                             $ 30,687      $ 30,757
                                             ========      ========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $505,000 and $522,000 and a fair value of $507,000. and $523,000 at June 30, 1998 and
March 31, 1998, were pledged as collateral for public funds held by the Community Bank.

(7)   Loans Receivable
      ----------------
Loans receivable consisted of the following (in thousands):

                                                June 30,       March 31,
                                                  1998            1998
                                               ----------     ----------
Residential:
One to four family                             $   86,401     $   94,795
Multi-family                                        5,470          4,790
Construction:
One to four family                                 43,859         35,003
Multi-family                                        6,359          5,352
Commercial real estate                                905              -
Commercial                                          2,528          1,992
Consumer:
Secured                                            13,543         13,638
Unsecured                                           2,673          2,470
Land                                               17,894         16,431
Non-residential                                    11,117          9,407
                                               ----------     ----------
                                                  190,749        183,878
Less:
Undisbursed portion of loans                       24,804         19,354
Deferred loan fees, net                             2,469          2,340
Allowance for possible loan losses                  1,043            984
Unearned discounts                                      2              2
                                               ----------     ----------
Loans receivable, net                          $  162,431     $  161,198
                                               ==========     ==========

(8)   Loans Held for Sale
      -------------------
The Community Bank sells substantially all long-term fixed rate mortgage loans in the secondary market. All such loans held for sale are identified as held for sale at the time of origination and are carried at the lower of cost or estimated market value on an aggregate porfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(9)   Borrowings
      ----------
Borrowings are summarized as follows (in thousands):

                                                June 30,       March 31,
                                                  1998            1998
                                               ----------     ----------
Federal Home Loan Bank Advances                $   19,550     $   29,550
                                               ==========     ==========
       Weighted average interest rate:               6.13%          6.29%
                                               ==========     ==========

Borrowings have the following maturities at June 30, 1998 (in thousands):

       1999                                    $    7,000
       2000                                         7,000
       2001                                         5,550
                                               ----------
                                               $   19,550
                                               ==========

            RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S
            DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

General

Riverview Bancorp, Inc., a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (formerly Riverview Savings Bank, FSB) upon the Riverview Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C. from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank ("Community Bank") effective June 29, 1998.

The Community Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Community Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Community Bank has been a member of the Federal Home Loan Bank System since 1937.

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans and consumer loans. Riverview Mortgage, a mortgage broker division of the Community Bank originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank.

Year 2000 Compliance

The Community Bank uses the services of an outside service bureau for its significant data processing applications. Based on discussions with its service bureau, the Community Bank does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future financial condition, or the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The comprehensive plan was written based on guidelines established by the Federal Financial Institutions Examination Council's Interagency Statement entitled "Year 2000 Project Management Awareness." The Year 2000 Action Plan includes defined phases for Awareness, Assessment, Renovation, Validation and Implementation. As part of the awareness phases, a Special Projects Team composed of individuals from every operational sector of the Company was utilized to assess all vendors, customers and correspondents. All computer hardware was upgraded in the last quarter of fiscal 1996 and the first quarter of fiscal 1997. All vendors and applications have been identified. The Special Projects Team is in the validation phase of the Action Plan and the Company has set the first calendar quarter of 1999 as the target date for full compliance with Year 2000.

FINANCIAL CONDITON

At June 30, 1998, the Company had total assets of $268.6 million compared with $273.2 million at March 31, 1998. The $4.6 million or 1.7% decrease in assets was primarily a result of the $10.0 million pay down of Federal Home Loan ("FHLB") borrowings. Cash, including interest-earning accounts, totaled $21.8 million at June 30, 1998 compared to $27.5 million at March 31, 1998. At June 30, 1998, the Company had $190.7 million in gross loans, an increase of $6.8 million compared to $183.9 million at March 31, 1998. Note 7 Loans Receivable provides a detailed break down of the $6.8 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of risk compared to one-to-four family mortgage loans. Deposits totaled $183.8 million at June 30, 1998, compared to $179.8 million at March 31, 1998. FHLB advances totaled $19.6 million at June 30, 1998 compared to $29.6 million at March 31, 1998.

Capital Resources

Total shareholders' equity increased $.9 million, or 1.5%, from $61.1 million for the three months ended June 30, 1998 to $62.0 million at March 31, 1998. This increase was the net result of $1.3 million in earnings for the year to date and dividends of $.4 million.

The Community Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Community Bank must meet specific capital guidelines that involve quantitative measures of the Community Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Community Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 1998, the Community Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0%, and 10.0%, respectively. At June 30, 1998, the Community Bank's tangible, core and risk-based total capital ratios amounted to 17.8%, 17.8%, and 34.1%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                               Categorized
                                                                as "Well
                                                              "Capitalized
                                                                  Under
                                              For Capital   Prompt Corrective
                                Actual     Adequacy Purpose Action Provision
                            --------------------------------------------------
                            Amount  Ratio   Amount   Ratio   Amount    Ratio
As of June 30, 1998         ------  -----   ------   -----   ------    -----
Total Capital:
(To Risk Weighted Assets)  $45,867  34.1%   $10,752  8.0%   $13,440   10.0%
Tier I Capital:
(To Risk Weighted Assets)   45,295  33.7     N/A      N/A     8,064    6.0
Core Capital:
(To Total Assets)           45,295  17.8      7,634  3.0     12,724    5.0
Tangible Capital:
(To Tangible Assets)        45,295  17.8      3,817  1.5      N/A     N/A



                                                               Categorized
                                                                as "Well
                                                              "Capitalized
                                                                  Under
                                              For Capital   Prompt Corrective
                                Actual     Adequacy Purpose Action Provision
                            --------------------------------------------------
                            Amount  Ratio   Amount   Ratio   Amount    Ratio
As of March 31, 1998        ------  -----   ------   -----   ------    -----
Total Capital:
(To Risk Weighted Assets)  $44,584  32.7%   $10,922  8.0%   $13,653   10.0%
Tier I Capital:
(To Risk Weighted Assets)   44,071  32.3     N/A     N/A      8,192    6.0
Core Capital:
(To Total Assets)           44,071  17.0      7,765  3.0     12,942    5.0
Tangible Capital:
(To Tangible Assets)        44,071  17.0      3,883  1.5      N/A      N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at June 30, 1998 (in thousands):

Equity                                 $47,261
Net unrealized gain on securities
        Available for sale                 (45)
Core deposit intangible asset           (1,921)
                                       -------
           Tangible capital             45,295
Land held for development                 (471)
General valuation allowance              1,042
                                       -------
           Total capital               $45,866
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 40.1% at June 30, 1998 compared to 43.6% at March 31, 1998. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At June 30, 1998, the Community Bank had outstanding commitments to originate $7.6 million mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $21.8 million at June 30, 1998 compared to $27.5 million at March 31, 1998. Investment securities and mortgage-backed securities available for sale at June 30, 1998 were $13.6 million and $30.8 million, respectively, compared to $10.0 million and $32.7 million, respectively, at March 31, 1998.

Asset Quality

Allowance for loan losses was $1.0 million at June 30, 1998, compared to $984,000 at March 31, 1998. Management deemed the allowance for loan losses at June 30, 1998 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Nonperforming assets were $758,000 or 0.28% of total assets at June 30, 1998 compared with $517,000 or 0.19% of total assets at March 31, 1998. The increase in nonaccrual residential loans presented in the following table is the result of an increase in nonaccrual one to four family construction loans. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                                      June 30, 1998       March 31, 1998
                                      -------------       --------------
                                           (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:

Real Estate
 Residential                              $636                 $401
 Commercial                                115                  105
Consumer                                     3                    -
                                          ----                 ----
      Total                                754                  506

Accruing loans which are
contractually past due 90
days or more                                 4                   11
                                          ----                 ----
      Total                                  4                   11
Total of nonaccrual and                   ----                 ----
90 days past due loans                     758                  517
                                          ----                 ----
Real estate owned                            -                    -
                                          ----                 ----
  Total nonperforming assets              $758                 $517
                                          ====                 ====
Total loans delinquent 90
days or more to net loans                 0.46%                0.32%

Total loans delinquent 90
days or more to total assets              0.28                 0.19

Total nonperforming assets
to total assets                           0.28                 0.19


       Comparison of Operating Results for the Three Months Ended
                       June 30, 1998 and 1997

The Company's net income depends primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, loan servicing income, gains on sale of securities, gains from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended June 30, 1998 was $1.3 million, $0.22 per basic share ($0.21 per diluted share). This compares to net income of $0.7 million, $0.12 per basic share ($0.12 per diluted share) for the same period in fiscal 1998. The earnings per diluted share increase of 75% to $0.21 at June 30, 1998 from $0.12 at June 30, 1997 reflected several factors. Net interest income increased $.9 million or 39% for the three months ended June 30, 1998 compared to the same period in fiscal 1997 due to a 23% increase in interest-earning assets. Non-interest income increased $213,000 or 45% reflecting increases in fees and service charges as well as gains on sales of loans and securities in fiscal 1999 as compared to fiscal 1998.

Average interest-earning assets increased to $261.0 million for the quarter ending June 30, 1998 from $212.8 million for the quarter ending June 30, 1997. On September 30, 1997 the Company completed the Conversion and Reorganization. In the Conversion and Reorganization, 3,570,270 shares previously held by Riverview, M.H.C. were retired and simultaneously 3,570,750 shares of common stock of the Company were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $31.8 million.

Interest income for the three months ended June 30, 1998 was $5.6 million, an increase of $1.0 million or 22% over $4.6 million for the same period in 1997. Yield on interest-earning assets for the three month 1998 period was 8.61% compared to 8.69% for the three month 1997 period. The lower 1998 yield on interest earning assets resulted primarily from the lower yield received on investments in mortgage-backed and investment securities and overnight funds. The higher interest income resulted from growth in loans, mortgage-backed securities and overnight investments.

Interest expense was $2.3 million for each of the quarters ended June 30, 1998 and 1997. The cost of interest-bearing liabilities for the three month 1998 period was 4.68% compared to 4.66% for the three month 1997 period.

Net interest income increased $0.9 million, or 39%, to $3.2 million for the three months ended June 30, 1998, compared to $2.3 million for the three months ended June 30, 1997. The interest rate spread decreased from 4.03% to 3.93% reflecting the growth in mortgage-backed securities and overnight investments. The net interest margin improved to 5.03% at June 30, 1998 from 4.46% at June 30, 1997. The improved margin reflects the $48.2 million increase in average interest-earning assets to $261.0 million at June 30, 1998 from $212.8 million at June 30, 1997 partially offset by the $6.5 million increase in interest-bearing liabilities to $199.7 million for the quarter ended June 30, 1998 from $193.2 million for the quarter ended June 30, 1997.

The provision for loan losses was $60,000 and there were $2,000 in net charge-offs during the three months ended June 30, 1998 compared to a $45,000 provision and $9,000 in net charge-offs during the three months ended June 30, 1997. During the quarter ended June 30, 1998, the provision was increased in response to portfolio growth. The loan loss provision was deemed necessary based upon management's analysis of historical loss rates, current loan growth, and other factors considered.

Non-interest income increased $213,000, or 45%, to $682,000 for the three month ended June 30, 1998 from $469,000 for the three months ended June 30, 1997. The $213,000 increase for the current quarter is primarily due to a $34,000 increase in deposit service charges resulting from an increased number of deposit accounts, $97,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage and gains on sale of loans and securities.

Non-interest expense increased $255,000, or 15%, from $1.7 million for the quarter ended June 30, 1997 to $1.9 for the quarter ended June 30, 1998. The 1998 quarter reflects the addition of ten full-time equivalent employees over the 1997 quarter. This resulted from adding seven loan staff reflecting expansion in the mortgage broker division and consumer loans and three administrative staff. Salaries and employee benefits increased $205,000 to $1.2 million for the quarter ended June 30, 1998.

Provision for federal income taxes for the first quarter 1998 was $738,000, resulting in an effective tax rate of 37%, compared to $390,000 and 34% for the like quarter of a year ago. The 3% increase in the first quarter 1998 effective tax rate is attributable to the impact of the ESOP market value adjustment.

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY

                       PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
        Not applicable

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)   Exhibits:

            3.1  Articles of Incorporation of the Registrant*
            3.2  Bylaws of Registrant*
            10.1 Employment Agreement with Patrick Sheaffer**
            10.2 Employment Agreement with Ron Wysaske**
            10.3 Employment Agreement with Michael C. Yount**
            10.4 Employment Agreement with Karen Nelson**
            10.5 Riverview Savings Bank, FBS Severance Compensation
                 Agreement**
            10.6 Riverview Savings Bank, FSB Employee Stock Ownership
                 Plan***
             21  Subsidiaries of Registrant***
             27  Financial Data Schedule

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 1998.

        (c)   Reports on Form 8-K: none
______________
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RIVERVIEW BANCORP, INC.


DATE: August 5, 1998            BY:/s/ Patrick Sheaffer
                                   ______________________________
                                   Patrick Sheaffer
                                   President

DATE: August 5, 1998            BY:/s/ Ron Wysaske
                                   ______________________________
                                   Ron Wysaske
                                   Executive Vice President/Treasurer