Form 10-Q
period 1998-09-30
RIVERVIEW BANCORP INC
filed 1998-11-13
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
----- THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
                                         OR

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

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                      --   --
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---5,803,909 shares as of September 30, 1998.

                               Form 10-Q

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                 INDEX

Part I.  Financial Information                                        Page
         ---------------------                                        ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 1998 and March 31, 1998                    1

         Consolidated Statements of Income: Six and
         Three Months Ended September 30, 1998 and 1997                 2

         Consolidated Statements of Shareholders' Equity
         for the Year ended March 31, 1998 and for the
         Six Months Ended September 30, 1998                            3

         Consolidated Statements of Cash Flows for the
         Six Months Ended March 31, 1998 and 1997                       4

         Notes to Consolidated Financial Statements                  5-12
         (unaudited)

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 13-26

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                             26

Part II. Other Information                                          27-28


SIGNATURES                                                             29

EXHIBITS                                                            30-31

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of September 30, 1998 and March 31, 1998

                                                  September 30,     March 31,
(In thousands, except share data) (Unaudited)         1998             1998
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of
$13,266 and $20,504)                               $ 18,540         $ 27,482
Loans held for sale                                   1,445            1,430
Investment securities held to maturity, at
 amortized cost (fair value of $5,237 and $8,394)     5,191            8,336
Investment securities available for sale, at
 fair value (amortized cost of $15,955 and $9,961)   15,752            9,977
Mortgage-backed securities held to maturity,
 at amortized cost, (fair value of $16,434 and
 $20,758)                                            16,064           20,341
Mortgage-backed securities available for sale,
 at fair value (amortized cost of $61,248 and
 $32,526)                                            61,217           32,690
Loans receivable (net of allowance of $1,075
 and $984 for loan losses)                          173,712          161,198
Prepaid expenses and other assets                       868              882
Accrued interest receivable                           1,886            1,597
Federal Home Loan Bank stock                          2,516            1,966
Premises and equipment                                5,307            4,802
Land held for development                               471              471
Core deposit intangible                               1,839            2,002
                                                   --------         --------
TOTAL ASSETS                                       $304,808         $273,174
                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                   $190,647         $179,825
Accrued expenses and other liabilities                2,376            2,490
Advance payment by borrowers for taxes and
 insurance                                               29               84
Deferred income taxes, net                              143              143
Federal Home Loan Bank advances                      49,550           29,550
                                                   --------         --------
Total Liabilities                                   242,745          212,092

SHAREHOLDERS' EQUITY
Serial preferred stock, $.01 par value;
 250,000 authorized, issued and outstanding,
 none
Common stock, September 30, 1998 - $.01 par
 value; 50,000,000 authorized; 6,188,779 issued,
 5,803,909 outstanding; March 31, 1998
 6,154,326, issued, 5,809,456 outstanding                62               62
Additional paid-in capital                           53,506           53,399
Unearned shares issued to employee stock
 ownership trust                                     (2,993)          (2,993)
Retained earnings                                    12,176           10,495
Treasury shares at cost - 40,000 shares and
 no shares at September 30, 1998 and March 31,
 1998, respectively                                    (540)               -
Net unrealized (loss) gain on securities
 available for sale, net of tax                        (148)             119
                                                   --------         --------
Total shareholders' equity                           62,063           61,082
                                                   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $304,808         $273,174
                                                   ========         ========

The accompanying notes are an integral part of these unaudited consolidated statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

                                  Three Months Ended      Six Months Ended
(In thousands, except               September 30,          September 30,
 share data)      (Unaudited)     1998         1997       1998        1997
-----------------------------------------------------  ---------------------
INTEREST INCOME
 Interest on loans receivable $ 4,205 $ 3,716 $ 8,403 $ 7,352 Interest on investment
  securities                          331         289         656        642
 Interest on mortgage-backed
 securities                           739         665       1,575      1,257
 Other interest and dividends         321         199         584        241
                               ----------  ----------  ----------  ---------
     Total interest income          5,596       4,869      11,218      9,492
                               ----------  ----------  ----------  ---------
INTEREST EXPENSE
 Interest on deposits               2,027       1,865       3,988      3,673
 Interest on borrowings               321         558         692      1,000
                               ----------  ----------  ----------  ---------
     Total interest expense         2,348       2,423       4,680      4,673
                               ----------  ----------  ----------  ---------
     Net interest income            3,248       2,446       6,538      4,819
Less provision for loan losses         60          45         120         90
     Net interest income after ----------  ----------  ----------  ---------
      provision for loan losses     3,188       2,401       6,418      4,729
                               ----------  ----------  ----------  ---------
NON-INTEREST INCOME
  Fees and service charges            581         446       1,118        786
 Gain on sale of loans held
  for sale                             48          25         109         39
 Gain on sale of securities            10          24          37         33
 Loan servicing income                 29          66          67        132
 Other                                 31          30          50         70
                               ----------  ----------  ----------  ---------
     Total non-interest income        699         591       1,381      1,060
                               ----------  ----------  ----------  ---------
NON-INTEREST EXPENSE
Salaries and employee benefits      1,171       1,064       2,347      2,035
Occupancy and depreciation            416         336         776        635
FDIC insurance premium                 27          26          53         53
Amortization of excess of cost
 over fair value of deposits
 acquired                              81          81         163        163
Marketing                              84          85         154        169
Other                                 287         236         490        435
                               ----------  ----------  ----------  ---------
     Total non-interest expense     2,066       1,828       3,983      3,490
                               ----------  ----------  ----------  ---------
INCOME BEFORE FEDERAL INCOME
 TAXES                              1,821       1,164       3,816      2,299

FEDERAL INCOME TAX EXPENSE            655         408       1,393        798
                               ----------  ----------  ----------  ---------
NET INCOME                     $    1,166  $      756  $    2,423  $   1,501
                               ==========  ==========  ==========  =========
Earnings per common share:
       Basic                   $     0.20  $     0.13  $     0.42  $    0.25
       Diluted                       0.20        0.12        0.41       0.24

Weighted average number of
 shares outstanding:
       Basic                    5,839,633   6,046,134   5,826,984  6,045,481
       Diluted                  5,964,377   6,191,259   5,954,339  6,182,498

The accompanying notes are an integral part of these unaudited consolidated statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1998
AND THE SIX MONTHS ENDED SEPTEMBER 30, 1998

(In thousands, except share data)              (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                      Unearned                        Net
                                                      Shares                          Unrealized
                                                      Issued to                       Gain
                                             Addi-    Employee                        (Loss) on
                           Common Stock      tional   Stock                           Securities
                         -----------------   Paid-In  Ownership  Retained   Treasury  Available
                         Shares     Amount   Capital  Trust      Earnings   Stock     for Sale   Total
                         ---------  ------   -------  --------   --------   ------    --------   -------
Balance, April 1, 1997   6,043,656  $ 2,416  $16,043  $  (386)   $ 7,033    $    -    $  (84)    $25,022

Net Income                       -        -        -        -      3,924         -         -       3,924

Retirement of Mutual
 Holding Company stock  (3,570,270)  (1,408)   1,494        -          -         -         -          86

Issuance and exchange of
 common stock as a result
 of conversion/reorgani-
 zation                  3,570,750     (948)  35,586        -          -         -         -      34,638

Retirement of fractional
 shares                       (230)       -        -        -          -         -         -           -

Cash dividends                   -        -        -        -       (462)        -         -        (462)

Exercise of stock options   26,578        2       88        -          -         -         -          90

Shares acquired by ESOP   (285,660)       -        -   (2,856)         -         -         -      (2,856)

Earned ESOP shares          24,632        -      188      249          -         -         -         437

Change in unrealized gain
 on securities available
 for sale, net of tax            -        -        -        -          -         -       203         203
                        ----------  -------  -------  -------    -------    ------    ------     -------
Balance, March 31, 1998  5,809,456  $    62  $53,399  $(2,993)   $10,495    $    -    $  119     $61,082
                        ----------  -------  -------  -------    -------    ------    ------     -------
Net Income                       -        -        -        -      2,423         -         -       2,423

Cash dividends                   -        -        -        -       (742)        -         -        (742)

Exercise of stock options   34,453        -      107        -          -         -         -         107

Repurchase 40,000 treasury
 shares                    (40,000)       -        -        -          -      (540)        -        (540)

Change in net unrealized
 loss on securities avail-
 able for sale, net of tax       -        -        -        -          -         -      (267)       (267)
                        ----------  -------  -------  -------    -------    ------    ------     -------
Balance, September 30,
 1998                    5,803,909  $    62  $53,506  $(2,993)   $12,176    $(540)    $(148)     $62,063
                        ==========  =======  =======  =======    =======    =====     =====      =======

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                  3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,

(In thousands)              (Unaudited)                  1998         1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  2,423      $ 1,501
  Adjustments to reconcile net income to cash
   used in operating activities:
     Depreciation and amortization                         576          407
     Provision for losses on loans                         120           90
    Increase in deferred loan origination fees,
     net of amortization                                   226          197
    Federal Home Loan Bank stock dividend                  (75)         (71)
    Net gain on sale of real estate owned, mortgage-
     backed and investment securities and premises
     and equipment                                         (31)         (72)
    Changes in assets and liabilities:
      Increase in loans held for sale                      (15)        (372)
      Decrease in prepaid expenses and other assets         14          265
      Increase in accrued interest receivable             (289)         (12)
      Increase  in accrued expenses and other
       liabilities                                         153           116
                                                       -------       -------
           Net cash provided by operating activities     3,102         2,049
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                    (77,728)      (43,953)
  Principal repayments on loans                         64,530        38,390
   Proceeds from call, maturity, or sale of
    securities available for sale                       10,949         2,003
  Purchase of investment securities available for
   sale                                                (16,919)       (3,000)
  Purchase of mortgage-backed securities available
   for sale                                            (33,377)      (13,214)
  Proceeds from sale of mortgage-backed securities
   available for sale                                        -         2,280
  Principal repayments on mortgage-backed securities
   held to maturity                                      4,328         2,935
  Principal repayments on mortgage-backed securities
   available for sale                                    4,547            94
  Purchase of investment securities held to maturity      (982)            -
  Proceeds from call or maturity of investment
   securities held to maturity                           4,096        10,916
  Purchase of premises and equipment                      (836)         (458)
  Purchase of Federal Home Loan Bank stock                (475)          (64)
  Proceeds from sale of real estate                         77           135
                                                       -------       -------
           Net cash used in investing activities       (41,790)       (3,936)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase  in deposit accounts                     10,822        19,086
  Dividends paid                                          (588)         (118)
  Stock acquired for ESOP                                    -        (2,856)
  Treasury stock purchased                                (540)            -
  Proceeds from Federal Home Loan Bank advances         30,000        30,800
  Repayment of Federal Home Loan Bank advances         (10,000)      (25,430)
  Net decrease in advance payments by borrowers            (55)           (7)
  Proceeds from exercise of stock options                  107        34,940
                                                       -------       -------
           Net cash provided by financing activities    29,746        56,415
                                                       -------       -------
NET (DECREASE) INCREASE IN CASH                         (8,942)       54,528
CASH, BEGINNING OF PERIOD                               27,482         6,951
                                                       -------       -------
CASH, END OF PERIOD                                    $18,540       $61,479
                                                       =======       =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                           $ 4,801       $ 4,684
    Income taxes                                         1,560           618

NONCASH INVESTING ACTIVITIES:
  Transfer of loans to real estate owned                   275             -
  Dividends declared and accrued in other
   liabilities                                             371             -
  Fair value adjustment to securities available
   for sale                                                416            15
  Income tax effect related to fair value adjustment      (149)           (5)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1998 Annual Report on Form 10-K. The results of operations for the three months and six months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) Principles of Consolidation
    ---------------------------
The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale and gains and losses on sale of securities available for sale.

For the three and six months ended September 30, 1998, the Company's total comprehensive income was $990,000 and $2.3 million, respectively, compared to $678,000 and $1.4 million for the three and six months ended September 30, 1997, respectively.

Total comprehensive income for the three and six months ended September 30, 1998 is comprised of net income of $1.2 million and $2.4 million and other comprehensive income (loss) of $(176,000) and $(171,000), net of tax, respectively. Other comprehensive income for the three and six months ended September 30, 1998, consists of unrealized securities losses of $(170,000) and $(148,000), net of tax benefits less gains on securities available for sale included in non-interest income of $6,000 and $23,000, net of tax, respectively.

Total comprehensive income for the three and six months ended September 30, 1997 is comprised of net income of $756,000 and $1.5 million and other comprehensive income (loss) of $(78,000) and $(96,000), net of tax, respectively. Other comprehensive income for the three and six months ended September 30, 1997, consists of unrealized securities losses of $(62,000) and $(74,000), net of tax benefits less gains on securities available for sale included in non-interest income of $16,000 and $22,000, net of tax, respectively.

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

                                      Three Months Ended
                                         September 30,
                                  ---------------------------
                                     1998             1997
                                     ----             ----
Basic EPS computation:
  Numerator-Net Income            $1,166,000       $  756,000
  Denominator-Weighted average
    common shares outstanding      5,839,633        6,046,134
Basic EPS                         $     0.20       $     0.13
                                  ==========       ==========
Diluted EPS computation:
  Numerator-Net Income            $1,166,000       $  756,000
  Denominator-Weighted average
    common shares outstanding      5,839,633        6,046,134
  Effect of dilutive stock options   124,744          145,125
                                  ----------       ----------
  Weighted average common shares
  and common stock equivalents     5,964,377        6,191,259

Diluted EPS                       $     0.20       $     0.12
                                  ==========       ==========

                                       Six Months Ended
                                          September 30,
                                  ---------------------------
                                     1998             1997
                                     ----             ----
Basic EPS computation:
  Numerator-Net Income            $2,423,000      $ 1,501,000
  Denominator-Weighted average
    common shares outstanding      5,826,984        6,045,481
Basic EPS                         $     0.42      $      0.25
                                  ==========      ===========
Diluted EPS computation:
  Numerator-Net Income            $2,423,000      $ 1,501,000
  Denominator-Weighted average
    common shares outstanding      5,826,984        6,045,481
  Effect of dilutive stock options   127,355          137,017
                                  ----------      -----------
  Weighted average common shares
  and common stock equivalents     5,954,339        6,182,498

Diluted EPS                       $     0.41      $      0.24
                                  ==========      ===========

(5)   Investment Securities
      ---------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                              Gross      Gross      Estimated
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
                               ---------   ----------  ----------   ---------
September 30, 1998
------------------
Agency securities              $ 4,229        $ 47        $ (1)      $ 4,275
Municipal securities               962           -           -           962
                               -------        ----        ----       -------
         Total                 $ 5,191        $ 47        $ (1)      $ 5,237
                               =======        ====        ====       =======
March 31, 1998
--------------
Agency securities              $ 7,336        $ 64        $ (6)      $ 7,394
U.S. Treasury securities         1,000           -           -         1,000
                               -------        ----        ----       -------
  Total                        $ 8,336        $ 64        $ (6)      $ 8,394
                               =======        ====        ====       =======

The contractual maturities of investment securities held to maturity were as follows (in thousands):
                                                    Estimated
                                   Amortized          Fair
September 30, 1998                   Cost             Value
------------------                 ---------        ---------
Due in one year or less            $ 4,229           $ 4,275
Due after ten years                    962               962
                                   -------           -------
    Total                          $ 5,191           $ 5,237
                                   =======           =======

There were no sales of investment securities held to maturity during the six months ended September 30, 1998 and 1997.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                              Gross      Gross      Estimated
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
                               ---------   ----------  ----------   ---------
September 30, 1998
------------------
Agency securities              $13,600        $ 67        $   -      $13,667
U.S. Treasury securities           999           1            -        1,000
Equity securities                1,356           -         (271)       1,085
                               -------        ----        -----      -------
    Total                      $15,955        $ 68        $(271)     $15,752
                               =======        ====        =====      =======
March 31, 1998
--------------
Agency securities              $ 7,000        $ 13        $  (9)     $ 7,004
U.S. Treasury securities         2,961          12            -        2,973
                               -------        ----        -----      -------
    Total                      $ 9,961        $ 25        $  (9)     $ 9,977
                               =======        ====        =====      =======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                                    Estimated
                                   Amortized          Fair
September 30, 1998                   Cost             Value
------------------                 ---------        ---------
Due in one year or less            $   999           $ 1,000
Due after one year through
 five years                         10,000            10,051
Due after five years through
 ten years                           3,600             3,616
Due after ten years                  1,356             1,085
                                   -------           -------
    Total                          $15,955           $15,752
                                   =======           =======

Investment securities with an amortized cost of $4,000,000 and $1,000,000 and a fair value of $4,046,000 and $995,000 at September 30, 1998 and March 31, 1998, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6) Mortgage-Backed Securities
    --------------------------
Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                              Gross      Gross      Estimated
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
                               ---------   ----------  ----------   ---------
September 30, 1998
------------------
Real estate mortgage
 investment conduits           $ 4,152        $143        $   -      $ 4,295
FHLMC mortgage-backed
 securities                      4,222          82           (2)       4,302
FNMA mortgage-backed
 securities                      7,690         151           (4)       7,837
                               -------        ----        -----      -------
    Total                      $16,064        $376        $  (6)     $16,434
                               =======        ====        =====      =======
March 31, 1998
--------------
Real estate mortgage
 investment conduits           $ 5,627        $195        $   -      $ 5,822
FHLMC mortgage-backed
 securities                      5,111          82           (5)       5,188
FNMA mortgage-backed
 securities                      9,603         155          (10)       9,748
                               -------        ----        -----      -------
    Total                      $20,341        $432        $ (15)     $20,758
                               =======        ====        =====      =======

The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity were as follows (in thousands):
                                                    Estimated
                                   Amortized          Fair
September 30, 1998                   Cost             Value
------------------                 ---------        ---------
Due after one year through
 five years                        $   307           $   309
Due after five years through
 ten years                           7,178             7,293
Due after ten years                  8,579             8,832
                                   -------           -------
                                   $16,064           $16,434
                                   =======           =======

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                              Gross      Gross      Estimated
                               Amortized   Unrealized  Unrealized     Fair
                                 Cost         Gains      Losses       Value
                               ---------   ----------  ----------   ---------
September 30, 1998
------------------
Real estate mortgage
 investment conduits           $55,235        $  2        $(112)     $55,125
FHLMC mortgage-backed
 securities                        775          15            -          790
FNMA mortgage-backed
 securities                      5,238          64            -        5,302
                               -------        ----        -----      -------
    Total                      $61,248        $ 81        $(112)     $61,217
                               =======        ====        =====      =======

March 31, 1998
--------------
Real estate mortgage
 investment conduits           $21,914        $148        $  (2)     $22,060
FHLMC mortgage-backed
 securities                      1,021          17            -        1,038
FNMA mortgage-backed
 securities                      9,591          16          (15)       9,592
                               -------        ----        -----      -------
    Total                      $32,526        $181        $ (17)     $32,690
                               =======        ====        =====      =======

The contractual maturities of mortgage-backed securities available for sale were as follows (in thousands):

                                   Amortized          Fair
September 30, 1998                   Cost             Value
------------------                 ---------        ---------
Due after five years through
 ten years                         $ 6,275           $ 6,322
Due after ten years                 54,973            54,895
                                   -------           -------
                                   $61,248           $61,217
                                   =======           =======

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $488,000 and $522,000 and a fair value of $494,000 and $523,000 at September 30, 1998 and March 31, 1998, were pledged as collateral for public funds held by the Community Bank.

(7) Loans Receivable
    ----------------
Loans receivable consisted of the following (in thousands):

                                              September 30,      March 31,
                                                 1998             1998
                                              -------------    ----------
     Residential:
      One to four family                      $  84,811        $  94,795
      Multi-family                                5,878            4,790
     Construction:
      One to four family                         41,755           35,003
      Multi-family                                3,971            5,352
      Commercial real estate                        921                -
     Commercial                                   3,771            1,992
     Consumer:
       Secured                                   14,203           13,638
       Unsecured                                  2,571            2,470
     Land                                        26,342           16,431
     Non-residential                             13,417            9,407
                                              ---------        ---------
                                                197,640          183,878
     Less:
     Undisbursed portion of loans                20,263           19,354
     Deferred loan fees, net                      2,588            2,340
     Allowance for possible loan losses           1,075              984
     Unearned discounts                               2                2
                                              ---------        ---------
          Loans receivable, net               $ 173,712        $ 161,198
                                              =========        =========

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

(9) Borrowings
    ----------
Borrowings are summarized as follows (in thousands):

                                              September 30,      March 31,
                                                 1998             1998
                                              -------------    ----------
     Federal Home Loan Bank Advances          $  49,550        $ 29,550
                                              =========        ========
           Weighted average interest rate:         5.13%           5.97%
                                              =========        ========

Borrowings have the following maturities at September 30, 1998 (in thousands):

          1998                     $ 7,000
          1999                       7,000
          2000                       5,550
          2003                      30,000
                                   -------
                                   $49,550
                                   =======

(10) Stockholders' Equity
     --------------------
Stock Option Plan

On July 23, 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan") which authorizes the grant of stock options. The 1998 Plan is effective October 1, 1998 and the plan will expire on the tenth anniversary of the effective date, unless terminated sooner by the board. The maximum number of shares of common stock of the Company to be issued under the 1998 Plan is 357,075. Under the 1998 Plan 132,426 shares of common stock shall be granted to executive officers and 39,992 common stock shares shall be granted to non-employee directors.

Management Recognition and Development Plan

On July 23, 1998, shareholders of the Company approved the adoption of the Management Recognition and Development Plan ("MRDP") for the benefit of officers, employees and non-employee directors of the Company and its subsidiaries.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company has reserved 142,830 shares of common stock to be issued under the MRDP which may be either authorized but unissued shares, or reacquired shares held by the Company in its treasury. The number of restricted shares to be granted under the MRDP will be 99,980 shares to the executive officers and 42,850 shares to the non-employee directors.

The MRDP is effective on October 1, 1998. Awards under the MDRP will be made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period.

Repurchase of Common Stock

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% of the 3,570,570 shares issued during the Conversion and Reorganization which is 321,368 shares.

Of the 321,368 shares authorized to be repurchased, up to 142,830 shares will be reissued as awards to be granted to participants in the MRDP. Any such shares not awarded under the MRDP will be held in the Company's treasury. The remaining 178,538 shares to be repurchased will be held in the Company's treasury pending the exercise of stock options to be granted under the 1998 Plan. At

September 30, 1998, 40,000 common stock shares had been repurchased at an average cost of $13.50 per share.

(11)  Recently Issued Accounting Pronouncements
      -----------------------------------------
In June 1998, the Financial Accounting Standards Board released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

SFAS No. 133 is effective for all fiscal quarters beginning with the fiscal year 2001 and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter beginning with the third quarter of 1998. The Company does not anticipate that the adoption of SFAS No. 133 would have a material effect on its financial position or results of operations.

Item 2.  RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S
         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statement's, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the whole economic climate in the company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans to both builders and homeowners. The Community Bank is also growing the portfolio of loans for land development and small business financing and consumer loans. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank.

Year 2000

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. The Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets, such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-information technology assets, which include automated teller machines
(ATMS), copiers, fax machines, elevators, microfilmers, and HVAC systems, is also primarily dependent upon Year 2000 compliance efforts and results of third-parties.

State of Readiness
------------------
The Company began developing a plan to address the Year 2000 issues in 1997, and in 1998 appointed a Year 2000 Committee comprised of representatives from all key areas of the Company, including Senior Management. The Year 2000 Committee has developed and is currently implementing a comprehensive project to make all information technology assets and all non-information technology assets Year 2000 compliant. Testing of hardware has been completed and non- compliant information technology hardware has been replaced or ordered. The committee provides periodic reports to the Company's Board of Directors in order to assist them in their Year 2000 readiness oversight role.

The Company's non-information technology assets have also been assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness. Of the Company's non-information technology assets, only ATM operating systems were determined to be in need of replacement for six ATMs, and this was being carried out within budget.

The Year 2000 Committee's plan to make all Company assets Year 2000 compliant is comprised of the following phases:

       1. Awareness   Educational initiatives on Year 2000 issues
          and concerns. This phase is ongoing, especially as it relates to customers.

       2. Assessment   Inventory of all technology assets and
          identification of third-party vendors and service providers. This phase has been completed.

       3. Renovation   Review of vendor and service providers
          responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed.

       4. Validation   The Year 2000 Committee's readiness
          initiative is currently in this phase. This phase consists of testing all systems as well as testing of third-party vendors and service providers for year 2000 issues. Testing of mission-critical automated systems will be substantially complete by the close of 1998. Testing of renovations and new systems will continue throughout 1998 and 1999.

       5. Implementation   This phase has begun with the
          replacement of all micro-computer hardware which was determined to not be Year 2000 compliant. As mentioned we are also replacing ATM operating systems. The Company's Year 2000 plan provides for Year 2000 readiness to be completed by mid-1999 consistent with OTS guidelines. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and subsequently provide for their implementation, with respect to any third-party vendors or service providers who are ultimately determined to not be Year 2000 compliant.

Costs to Address the Year 2000 Issue
------------------------------------
The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $70,000.

Risks Presented by the Year 2000 Issue
--------------------------------------
Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, lending and loan servicing, general ledger, fixed assets and accounts payable. Some of these functions operate in-house on network micro-computers, but they are all integrated and interfaced with the third-party service bureau system. The third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau is scheduled for the fourth quarter of the calendar year 1998 and the first quarter of the calendar year 1999.

If this third-party service provider or other third-party providers with which the company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the Federal Home Loan Bank, and correspondent banks, such agencies and financial institutions could fail to provide funds to the company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customer accounts.

Contingency Plans
-----------------
Where it is possible to do so, the Company has scheduled testing with third-party vendors and service providers. Where it is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service providers. Most vendors and service providers have targeted December, 1998 as their expected compliance completion date. Until that time, the Company is unable to fully assess its risks from potential Year 2000 non-compliance and to fully develop its Year 2000 contingency plans. The Company will supplement its existing business continuity plans to deal with the special circumstances of Year 2000 problems.

There can be no assurance that the Company's Year 2000 plans will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

FINANCIAL CONDITON

At September 30, 1998, the Company had total assets of $304.8 million compared with $273.2 million at March 31, 1998. The $31.6 million or 11.6% increase in assets reflects the $30.0 million purchase of mortgage-backed securities to be held as available for sale. Cash, including interest-earning accounts, totaled $18.5 million at September 30, 1998 compared to $27.5 million at March 31, 1998. At September 30, 1998, the Company had $197.6 million in gross loans, an increase of $13.7 million compared to $183.9 million at March 31, 1998. Loans Receivable (Note 7), provides a detailed analysis of the $13.7 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of risk compared to one-to-four family mortgage loans. Deposits totaled $190.6 million at September 30, 1998, compared to $179.8 million at March 31, 1998. FHLB advances totaled $49.6 million at September 30, 1998 compared to $29.6 million at March 31, 1998. The $20.0 million increase consists of a $10.0 million pay down and the borrowing of $30.0 million which was used to purchase the $30.0 million in mortgage-backed securities. This arbitrage strategy was entered into to increase net interest income.

Capital Resources

Total shareholders' equity increased $1.0 million, or 1.6%, from $61.1 million at March 31, 1998 to $62.1 million for the six months ended September 30, 1998. This increase was the net result of $2.4 million in earnings for the year to date, dividends of $0.7 million, purchase of 40,000 treasury shares for $0.5 million and $0.3 million change in net unrealized loss on securities available for sale, net of tax. The Community Bank will pay a $2.0 million dividend to Riverview Bancorp, Inc. in the quarter ended December 31, 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 1998, the Community Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0%, and 10.0%, respectively. At September 30, 1998, the Community Bank's tangible, core and risk-based total capital ratios amounted to 15.9%, 15.9%, and 31.0%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                Categorized
                                                                as "Well
                                                                Capitalized"
                                                                Under Prompt
                                                For Capital     Corrective
                                                 Adequacy       Action
                                   Actual        Purpose        Provision
                               ----------------------------------------------
                               Amount  Ratio   Amount   Ratio   Amount  Ratio
As of September 30, 1998       ------  -----   ------   -----   ------  -----
Total Capital:
(To Risk Weighted Assets)      $47,041  31.0%  $12,156   8.0%  $15,196  10.0%
Tier I Capital:
(To Risk Weighted Assets)       46,438  30.6     N/A     N/A     9,117   6.0
Core Capital:
(To Total Assets)               46,438  15.9     8,783   3.0    14,639   5.0
Tangible Capital:
(To Tangible Assets)            46,438  15.9     4,392   1.5      N/A    N/A

                                                                Categorized
                                                                as "Well
                                                                Capitalized"
                                                                Under Prompt
                                                For Capital     Corrective
                                                 Adequacy       Action
                                   Actual        Purpose        Provision
                               ----------------------------------------------
                               Amount  Ratio   Amount   Ratio   Amount  Ratio
                               ------  -----   ------   -----   ------  -----

As of March 31, 1998
Total Capital:
(To Risk Weighted Assets)      $44,584  32.7%  $10,922   8.0%  $13,653   10.0%
Tier I Capital:
(To Risk Weighted Assets)       44,071  32.3     N/A     N/A     8,192    6.0
Core Capital:
(To Total Assets)               44,071  17.0    7,765   3.0     12,942    5.0
Tangible Capital:
(To Tangible Assets)            44,071  17.0    3,883   1.5       N/A     N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at September 30, 1998 (in thousands):

                                       19
PAGE

Equity                                 $48,286
Net unrealized gain on securities
        Available for sale                 (10)
Core deposit intangible asset           (1,839)
                                       -------
           Tangible capital             46,437
Land held for development                 (471)
General valuation allowance              1,075
                                       -------
           Total capital               $47,041
                                       =======
Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 45.3% at September 30, 1998 compared to 43.6% at March 31, 1998. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At September 30, 1998, the Community Bank had outstanding commitments to originate $7.7 million mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $18.5 million at September 30, 1998 compared to $27.5 million at March 31, 1998. Investment securities and mortgage-backed securities available for sale at September 30, 1998 were $15.8 million and $61.2 million, respectively, compared to $10.0 million and $32.7 million, respectively, at March 31, 1998.

Asset Quality

Allowance for loan losses was $1.1 million at September 30, 1998, compared to $984,000 at March 31, 1998. Management deemed the allowance for loan losses at September 30, 1998 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Nonperforming assets were $1.5 million or 0.48% of total assets at September 30, 1998 compared with $517,000 or 0.19% of total assets at March 31, 1998. The increase in nonaccrual residential loans presented in the following table is the result of an increase in nonaccrual one to four family permanent and construction loans. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                             September 30, 1998       March 31, 1998
                             ------------------       --------------
                                     (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:
Real Estate
 Residential                       $1,334                   $401
 Commercial                           115                    105
Consumer                                2                      -
                                   ------                   ----
      Total                         1,451                    506

Accruing loans which are
contractually past due 90
days or more                            6                     11
                                   ------                   ----
      Total                             6                     11
                                   ------                   ----
Total of nonaccrual and
90 days past due loans              1,457                    517
                                   ------                   ----
Real estate owned                       -                      -
                                   ------                   ----
  Total nonperforming assets       $1,457                   $517
                                   ======                   ====
Total loans delinquent 90
days or more to net loans            0.83%                  0.32%

Total loans delinquent 90
days or more to total assets         0.48                   0.19

Total nonperforming assets
to total assets                      0.48                   0.19

        Comparison of Operating Results for the Three Months Ended
                     September 30, 1998 and 1997

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

Net income for the three months ended September 30, 1998 was $1.2 million, $0.20 per basic share ($0.20 per diluted share). This compares to net income of $0.8 million, $0.13 per basic share ($0.12 per diluted share) for the same period in fiscal 1998. The earnings per basic share increase of 54% to $0.20 for the three months ending September 30, 1998 from $0.13 for the three months ended September 30, 1997 reflected several factors. Net interest income increased $0.8 million or 33% for the three months ended September 30, 1998 compared to the same period in fiscal 1998 due to an 18% increase in interest-earning assets. Non-interest income increased $108,000 or 18% reflecting increases in fees and service charges as well as gains on sales of loans in fiscal 1999 as compared to fiscal 1998.

Average interest-earning assets increased to $265.7 million for the three months ending September 30, 1998 from $225.0 million for the three months ending September 30, 1997. On September 30, 1997, the Company completed the Conversion and Reorganization. In the Conversion and Reorganization, 3,570,270 shares previously held by Riverview, M.H.C. were retired and simultaneously 3,570,750 shares of common stock of the Company were sold at a subscription price of $10.00 per share, resulting in net proceeds of approximately $31.8 million.

Interest income for the three months ended September 30, 1998 was $5.6 million, an increase of $0.7 million or 15% over $4.9 million for the same period in 1997. Yield on interest-earning assets for the three month 1998 period was 8.41% compared to 8.65% for the three month 1997 period. The lower 1998 yield on interest earning assets resulted primarily from the lower yield received on investments in mortgage-backed and investment securities and overnight funds. The higher interest income resulted from growth in loans, mortgage-backed securities and overnight investments.

Interest expense was $2.3 million and $2.4 million for the quarters ended September 30, 1998 and 1997, respectively. The cost of interest-bearing liabilities for the three month 1998 period was 4.67% compared to 4.93% for the three month 1997 period.

Net interest income increased $0.8 million, or 33%, to $3.2 million for the three months ended September 30, 1998, compared to $2.4 million for the three months ended September 30, 1997. The interest rate spread increased from 3.73% for the three month 1997 period to 3.74% for the three month 1998 period. The net interest margin improved to 4.91% during the third quarter ended September 30, 1998 from 4.34% for the third quarter ended September 30, 1997. The improved margin reflects the $41.0 million increase in average interest-earning assets to $265.7 million during the third quarter ended September 30, 1998 from $225.0 million for the third quarter ended September 30, 1997. The $40.7 million increase in average interest-earning assets was partially offset by the $2.7 million increase in average interest-bearing liabilities to $199.5 million during the quarter ended September 30, 1998 from $196.8 million for the quarter ended September 30, 1997.

The provision for loan losses was $60,000 and there were $28,000 in net charge-offs during the three months ended September 30, 1998 compared to a $45,000 provision and $2,000 in net charge-offs during the three months ended September 30, 1997. During the quarter ended June 30, 1998 the loan loss provision was increased in response to loan growth and change in loan mix. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $108,000, or 18%, to $699,000 for the three month ended September 30, 1998 from $591,000 for the three months ended September 30, 1997. The $108,000 increase for the current quarter is primarily due to a $40,000 increase in deposit service charges resulting from an increased number of deposit accounts, $88,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage and gains on sale of loans.

Non-interest expense increased $238,000, or 13%, from $1.8 million for the quarter ended September 30, 1997 to $2.1 million for the quarter ended September 30, 1998. The 1998 quarter reflects the addition of four full-time equivalent employees over the 1997 quarter. This resulted from adding three loan staff reflecting expansion in the mortgage broker division and consumer loans and one branch staff. Salaries and employee benefits increased $107,000 to $1.2 million for the quarter ended September 30, 1998.

Provision for federal income taxes for the second quarter fiscal 1998 was $655,000, resulting in an effective tax rate of 36%, compared to $408,000 and 35% for the like quarter of a year ago. The 1% increase in the effective tax rate for three months ended September 30, 1998 is attributable to the impact of the ESOP market value adjustment.

          Comparison of Operating Results for the Six Months Ended
                     September 30, 1998 and 1997

Net income for the six months ended September 30, 1998 was $2.4 million, $0.42 per basic share ($0.41 per diluted share). This compares to net income of $1.5 million, $0.25 per basic share ($0.24 per diluted share) for the same period in fiscal 1998. The earnings per basic share increase of 68% to $0.42 for the six months ended September 30, 1998 from $0.25 for the six months ended September 30, 1997 reflected several factors. Net interest income increased $1.7 million or 36% for the six months ended September 30, 1998 compared to the same period in fiscal 1998 due to a 20% increase in interest-earning assets. Non-interest income increased $321,000 or 30% reflecting increases in fees and service charges as well as gains on sales of loans in fiscal 1999 as compared to fiscal 1998.

Average interest-earning assets increased to $263.4 million for the six months ending September 30, 1998 from $218.7 million for the six months ending September 30, 1997. On September 30, 1997 the Company completed the Conversion and Reorganization which provided net proceeds of approximately $31.8 million from the stock offering.

Interest income for the six months ended September 30, 1998 was $11.2 million, an increase of $1.7 million or 18% over $9.5 million for the same period in 1997. Yield on interest-earning assets for the six month 1998 period was 8.51% compared to 8.68% for the six month 1997 period. The lower 1998 yield on interest earning assets resulted primarily from the lower yield received on investments in mortgage-backed and investment securities and overnight funds. The higher interest income resulted from growth in loans, mortgage-backed securities and overnight investments.

Interest expense was $4.7 million for each of the six months ended September 30, 1998 and 1997. The cost of interest-bearing liabilities for the six month 1998 period was 4.68% compared to 4.82% for the six month 1997 period.

Net interest income increased $1.7 million, or 36%, to $6.5 million for the six months ended September 30, 1998, compared to $4.8 million for the six months ended September 30, 1997. The interest rate spread decreased from 3.86% for the six month 1997 period to 3.83% for the six month 1998 period. The net interest margin improved to 4.97% during the six month period ended September 30, 1998 from 4.41% for the six month period ended September 30, 1997. The improved margin reflects the $44.7 million increase in average interest-earning assets to $263.4 million for the six months ended September 30, 1998 from $218.7 million for the six month period ended September 30, 1997. The $44.7 million increase in average interest-earning assets was partially offset by the $5.7 million increase in average interest-bearing liabilities to $199.6 million during the six months ended September 30, 1998 from $193.9 million for the six months ended September 30, 1997.

The provision for loan losses was $120,000 and there were $30,000 in net charge-offs during the six months ended September 30, 1998 compared to a $90,000 provision and $11,000 in net charge-offs during the six months ended September 30, 1997. During the quarter ended June 30, 1998 the loan loss provision was increased in response to loan growth and change in loan mix. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $321,000, or 30%, to $1.4 million for the six months ended September 30, 1998 from $1.1 million for the six months ended September 30, 1997. The $321,000 increase for the current six months is primarily due to a $78,000 increase in deposit service charges resulting from an increased number of deposit accounts, $184,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage and gains on sale of loans and securities.

Non-interest expense increased $493,000, or 14%, from $3.5 million for the six months ended September 30, 1997 to $4.0 for the six months ended September 30, 1998. The 1998 six months reflects the addition of four full-time equivalent employees over the six months ended September 30, 1997. This resulted from adding three loan staff reflecting expansion in the mortgage broker division and consumer loans and one branch staff. Salaries and employee benefits increased $312,000 to $2.3 million for the six months ended September 30, 1998.

Provision for federal income taxes for the six months ended September 30, 1998 was $1.4 million resulting in an effective tax rate of 37%, compared to $0.8 million and 35% for the like period a year ago. The 2.0% increase in the effective tax rate for six months ended September 30, 1998 is attributable to the impact of the ESOP market value adjustment.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The Annual Meeting of Stockholders of Riverview Bancorp, Inc. was held on July 23, 1998. The results of the vote on the matters presented at the meeting is as follows:

     1. The following individuals were elected as directors:

                                    For                     Withheld
                           -----------------------   -----------------------
                             No. of                   No. of
                             Votes      Percentage    Votes       Percentage
                           ---------    ----------   -------      ----------
     Patrick Sheaffer      5,083,836      99.44       28,433         0.56
     (one year term)

     Roger Malfait         4,978,938      97.39      133,341         2.61
     (one year term)

     Robert K. Leick       5,083,836      99.44       28,443         0.56
     (two year term)

     Gary R. Douglass      5,083,836      99.44       28,443         0.56
     (two year term)

     Dale E. Scarbrough    5,081,836      99.40       30,443         0.60
     (two year term)

     Paul L. Runyan        5,083,836      99.44       28,443         0.56
     (three year term)

     Ron Wysaske           5,083,836      99.44       28,443         0.56
     (three year term)

     2.The Riverview Bancorp, Inc. 1998 Stock Option Plan was approved by the following votes:

     For 3,855,203 (93.1%)  Against 251,054 (6.1%)  Abstain 33,562 (.8%)

     3.The Riverview Bancorp, Inc. Management Recognition and Development Plan was approved by the following votes:

     For 3,771,674 (90.1%)  Against 382,777 (9.2%)  Abstain 30,099 (.7%)

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

     (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 1998.

     (c)   Reports on Form 8-K: none
-------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RIVERVIEW BANCORP, INC.


DATE: November 13, 1998            BY: /s/ Patrick Sheaffer
                                       ----------------------------------
                                       Patrick Sheaffer
                                       President

DATE: November 13, 1998            BY: /s/ Ron Wysaske
                                       ----------------------------------
                                       Ron Wysaske
                                       Executive Vice President/Treasurer