Form 10-Q
period 1998-12-31
RIVERVIEW BANCORP INC
filed 1999-02-11
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1998
                                -----------------

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

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d)of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                      ---  --

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---5,578,734 shares as of December 31, 1998.

                               Form 10-Q

                RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                 INDEX

Part I.  Financial Information                                           Page
         ---------------------                                           ----
Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets
        as of December 31, 1998 and March 31, 1998                         1

        Consolidated Statements of Income: Nine and
        Three Months Ended December 31, 1998 and 1997                      2

        Consolidated Statements of Shareholders' Equity
        for the Year ended March 31, 1998 and for the
        Nine Months Ended December 31, 1998                                3

        Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 1998 and 1997                       4

        Notes to Consolidated Financial Statements                      5-12
        (unaudited)

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                     13-27

Item 3: Quantitative and Qualitative Disclosures
        About Market Risk                                                 28

Part II. Other Information                                                29

SIGNATURES                                                                30

EXHIBITS                                                               31-32

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 1998 and March 31, 1998

                                                      December 31,   March 31,
(In thousands, except share data)   (Unaudited)          1998          1998
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of
  $14,692 and $20,504)                                   $20,618      $27,482
Loans held for sale                                          634        1,430
Investment securities held to maturity, at amortized
  cost (fair value of $5,167 and $8,394)                   5,136        8,336
Investment securities available for sale, at fair value
  (amortized cost of $14,845 and $9,961)                  14,489        9,977
Mortgage-backed securities held to maturity, at
  amortized cost, (fair value of $14,754 and $20,758)     14,397       20,341
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $58,797 and $32,526)           58,252       32,690
Loans receivable (net of allowance of $1,139
  and $984 for loan losses)                              175,838      161,198
Real estate owned                                            223            -
Prepaid expenses and other assets                            966          882
Accrued interest receivable                                1,734        1,597
Federal Home Loan Bank stock                               2,565        1,966
Premises and equipment                                     5,776        4,802
Land held for development                                    471          471
Core deposit intangible                                    1,757        2,002
                                                        --------     --------
TOTAL ASSETS                                            $302,856     $273,174
                                                        ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                        $198,902     $179,825
Accrued expenses and other liabilities                     2,049        2,490
Advance payment by borrowers for taxes and insurance           7           84
Deferred income taxes, net                                   143          143
Federal Home Loan Bank advances                           42,550       29,550
                                                        --------     --------
Total Liabilities                                        243,651      212,092

SHAREHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 250,000
    authorized, issued and outstanding , none
Common stock, December 31, 1998- $.01 par value;
    50,000,000 authorized; 6,191,774 issued, 5,578,734
    outstanding; March 31, 1998 6,154,326 issued,
    5,809,456 outstanding                                     62           62
Additional paid-in capital                                53,568       53,399
Unearned shares issued to employee stock ownership trust  (2,743)      (2,993)
Retained earnings                                         12,861       10,495
Treasury shares at cost- 178,538 shares and no shares at
    December 31, 1998 and March 31, 1998, respectively    (2,399)           -
Unearned shares issued to MRDP at grant cost-142,830
    shares and no shares at December 31, 1998 and March
    31, 1998, respectively                                (1,571)           -
Net unrealized (loss) gain on securities available for
    sale, net of tax                                        (573)         119
                                                        --------     --------
Total shareholders' equity                                59,205       61,082
                                                        --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $302,856     $273,174
                                                        ========     ========

The accompanying notes are an integral part of these unaudited consolidated statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
For Three Months and Nine Months Ended December 31, 1998 and 1997

                                       Three Months Ended   Nine Months Ended
(In thousands, except share data)          December 31,        December 31,
         (Unaudited)                     1998      1997       1998      1997
------------------------------------------------------------------------------
INTEREST INCOME
Interest on loans receivable             $4,487    $3,798   $12,890   $11,150
Interest on investment securities           267       273       923       915
Interest on mortgage-backed securities    1,142       849     2,717     2,106
Other interest and dividends                257       368       841       609
                                         ------    ------   -------   -------
 Total interest income                    6,153     5,288    17,371    14,780
                                         ------    ------   -------   -------
INTEREST EXPENSE
Interest on deposits                      2,090     1,870     6,078     5,543
Interest on borrowings                      544       514     1,236     1,514
                                         ------    ------   -------   -------
 Total interest expense                   2,634     2,384     7,314     7,057
                                         ------    ------   -------   -------
 Net interest income                      3,519     2,904    10,057     7,723
Less provision for loan losses               60        45       180       135
                                         ------    ------   -------   -------
 Net interest income after
  provision for loan losses               3,459     2,859     9,877     7,588
                                         ------    ------   -------   -------
NON-INTEREST INCOME
Fees and service charges                    672       477     1,790     1,263
Gain on sale of loans held for sale         102        18       211        57
Gain on sale of securities                   -          5        37        38
Loan servicing income                        22        62        89       194
Other                                        22        17        72        87
                                         ------    ------   -------   -------
 Total non-interest income                  818       579     2,199     1,639
                                         ------    ------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits            1,693     1,118     4,040     3,153
Occupancy and depreciation                  435       335     1,211       970
FDIC insurance premium                       27        26        80        79
Amortization of excess of cost over fair
 value of deposits acquired                  82        82       245       245
Marketing                                    77        43       231       212
Other                                       302       202       792       637
                                         ------    ------   -------   -------
 Total non-interest expense               2,616     1,806     6,599     5,296
                                         ------    ------   -------   -------
INCOME BEFORE FEDERAL INCOME TAXES        1,661     1,632     5,477     3,931
FEDERAL INCOME TAX EXPENSE                  606       559     1,999     1,357
                                         ------    ------   -------   -------
NET INCOME                               $1,055    $1,073   $ 3,478   $ 2,574
                                         ======    ======   =======   =======
Earnings per common share:
       Basic                              $0.19     $0.19     $0.60     $0.43
       Diluted                             0.18      0.18      0.59      0.42

Weighted average number of shares
 outstanding:
       Basic                          5,614,967 5,782,415 5,762,212 5,963,767
       Diluted                        5,730,901 5,949,280 5,893,191 6,113,749

The accompanying notes are an integral part of these unaudited consolidated statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity
For the Year Ended March 31, 1998
and the Nine Months Ended December 31, 1998

(In thousands, except share data)     (Unaudited)
---------------------------------------------------------------------------------------------------------
---
                                                                                            Net Un-
                                                   Unearned                                 realized
                                                   Shares                                   Gain
                                                   Issued to                                (Loss) on
                                          Addi-    Employee                        Unearned Securities
                         Common Stock     tional   Stock                           Shares   Avail-
                        ---------------   Paid-In  Ownership  Retained   Treasury  Issued   able for
                        Shares   Amount   Capital  Trust      Earnings   Stock     to MRDP  Sale
Total
                        ------   ------   -------  ---------  --------   -----     -------  -------- ----
-
Balance April 1, 1997  6,043,656 $2,416   $16,043  $   (386)  $7,033     $   -      $  -     $(84)
$25,022

Net Income                     -      -         -         -    3,924         -         -        -
3,924
Retirement of Mutual
  Holding Company
  stock               (3,570,270)(1,408)    1,494         -        -         -         -        -
86
Issuance and exchange
  of common stock as
  a result of conver-
  sion/reorganization  3,570,750   (948)   35,586         -        -         -         -        -
34,638
Retirement of
  fractional shares         (230)     -         -         -        -         -         -        -
-
Cash dividends                 -      -         -         -     (462)        -         -        -
(462)
Exercise of stock
  options                 26,578      2        88         -        -         -         -        -
90
Shares acquired by
  ESOP                  (285,660)     -         -    (2,856)       -         -         -        -
(2,856)
Earned ESOP shares        24,632      -       188       249        -         -         -        -
437
Change in unrealized
  gain on securities
  available for sale,
  net of tax                   -      -         -        -         -         -         -      203
203
                       --------- ------   -------  -------   -------   -------   -------   ------   -----
--
Balance March 31, 1998 5,809,456 $   62   $53,399  $(2,993)  $10,495   $     -   $     -   $  119
$61,082
                       ========= ======   =======  =======   =======   =======   =======   ======
=======
Net Income                     -      -         -        -     3,478         -         -        -
3,478
Cash dividends                 -      -         -        -    (1,112)        -         -        -
(1,112)
Exercise of stock
  options                 37,448      -       132        -         -         -         -        -
132
Earned ESOP shares        24,632               52      250
302
Repurchase treasury
 shares                 (178,538)     -         -        -         -    (2,399)        -        -
(2,399)
Repurchase MRDP shares  (142,830)     -       (15)       -         -         -    (1,964)       -
(1,979)
Earned MRDP shares        28,566      -         -        -         -         -       393        -
393
Change in net unrealized
 loss on securities
 available for sale,
 net of tax                    -      -         -        -         -         -         -     (692)
(692)
                       --------- ------   -------  -------   -------   -------   -------   ------   -----
--
Balance December 31,
 1998                  5,578,734 $   62   $53,568  $(2,743)  $12,861   $(2,399)  $(1,571)  $ (573)
$59,205
                       ========= ======   =======  =======   =======   =======   =======   ======
=======

The accompanying notes are an integral part of these unaudited consolidated statements.

                                                         3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,

(In thousands)  (Unaudited)                                     1998     1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $3,478   $2,574
Adjustments to reconcile net income to cash used
 in operating activities:
  Depreciation and amortization                                  900      615
  Provision for losses on loans                                  180      135
  Noncash expense related to ESOP benefit                        186      373
  Noncash expense related to MRDP benefit                        491       -
  Increase in deferred loan origination fees, net of
    amortization                                                 269      331
  Federal Home Loan Bank stock dividend                         (124)    (109)
  Net gain on sale of real estate owned, mortgage-backed
   and investment securities and premises and equipment          (59)     (95)
Changes in assets and liabilities:
  Decrease (increase) in loans held for sale                     796     (629)
  (Increase) decrease in prepaid expenses and other assets       (84)     252
  Increase in accrued interest receivable                       (137)    (106)
  Increase (decrease) in accrued expenses and other
    liabilities                                                  215      (53)
                                                             -------  -------
  Net cash provided by operating activities                    6,111    3,288
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations                                           (115,569) (70,801)
Principal repayments on loans                                 99,704   59,072
Proceeds from call, maturity, or sale of securities
 available for sale                                           17,049    5,003
Purchase of investment securities available for sale         (21,908) (12,000)
Purchase of mortgage-backed securities available for sale    (33,377) (33,632)
Proceeds from sale of mortgage-backed securities available
  for sale                                                        -     2,280
Principal repayments on mortgage-backed securities held to
  maturity                                                     5,969    4,434
Principal repayments on mortgage-backed securities available
  for sale                                                     6,907      498
Purchase of investment securities held to maturity              (982)      -
Proceeds from call or maturity of investment securities held
  to maturity                                                  4,151   10,978
Purchase of premises and equipment                            (1,461)    (520)
Purchase of Federal Home Loan Bank stock                        (475)     (64)
Proceeds from sale of real estate                                222      135
                                                             -------  -------
    Net cash used in investing activities                    (39,770) (34,617)
                                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase  in deposit accounts                             19,077    1,963
Dividends paid                                                  (959)    (304)
Proceeds from issuance of common stock, net related costs              34,755
Stock acquired for ESOP                                           -    (2,856)
Treasury stock acquired                                       (2,399)      -
Stock acquired for MRDP                                       (1,979)      -
Proceeds from Federal Home Loan Bank advances                 30,000   35,800
Repayment of Federal Home Loan Bank advances                 (17,000) (33,430)
Net decrease in advance payments by borrowers                    (77)     (70)
Proceeds from exercise of stock options                          132       -
                                                             -------  -------
     Net cash provided by financing activities                26,795   35,858
                                                             -------  -------
NET (DECREASE) INCREASE IN CASH                               (6,864)   4,529
CASH, BEGINNING OF PERIOD                                     27,482    6,951
                                                             -------  -------
CASH, END OF PERIOD                                          $20,618  $11,480
                                                             =======  =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
       Interest                                               $7,237   $7,099
       Income taxes                                            2,104    1,403

NONCASH INVESTING ACTIVITIES:
  Transfer of loans to real estate owned                         498       -
  Dividends declared and accrued in other liabilities            371       -
  Fair value adjustment to securities available for sale      (1,081)     133
  Income tax effect related to fair value adjustment             389       45

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1998 Annual Report on Form 10-K. The results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's wholly-owned subsidiaries, Riverview Asset Management, Inc. and Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

For the three and nine months ended December 31, 1998, the Company's total comprehensive income was $630,000 and $2.8 million, respectively, compared to $1.1 million and $2.6 million for the three and nine months ended December 31, 1997, respectively.

Total comprehensive income for the three and nine months ended December 31, 1998 is comprised of net income of $1.1 million and $3.5 million and other comprehensive loss of $425,000 and $715,000, net of tax, respectively. Other comprehensive income for the three and nine months ended December 31, 1998, consists of unrealized securities losses of $425,000 and $692,000, net of tax benefits less gains on securities available for sale included in non-interest income of zero and $23,000, net of tax, respectively.

Total comprehensive income for the three and nine months ended December 31, 1997 is comprised of net income of $1.1 million and $2.6 million and other comprehensive income of $75,000 and $63,000, net of tax, respectively. Other comprehensive income for the three and nine months ended December 31, 1997, consists of unrealized securities gains of $78,000 and $88,000, net of tax benefits less gains on securities available for sale included in non-interest income of $3,000 and $25,000, net of tax, respectively.

(4)  Earnings Per Share
     ------------------

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and unassigned MRDP shares. Employee Stock Ownership Plan shares are not considered outstanding for earnings per share purposes until they are committed to be released.

                                     Three Months Ended
                                        December 31,
                                   ---------------------
                                   1998             1997
                                   ----             ----

Basic EPS computation:
  Numerator-Net Income            $1,055,000       $1,073,000
  Denominator-Weighted average
    common shares outstanding      5,614,967        5,782,415
Basic EPS                         $     0.19       $     0.19
                                  ==========       ==========

Diluted EPS computation:
  Numerator-Net Income            $1,055,000       $1,073,000
  Denominator-Weighted average
    common shares outstanding      5,614,967        5,782,415
  Effect of dilutive stock options   115,934          166,865
                                  ----------       ----------
  Weighted average common shares
  and common stock equivalents     5,730,901        5,949,280

Diluted EPS                        $    0.18        $    0.18
                                  ==========       ==========

                                       Nine Months Ended
                                          December 31,
                                   ---------------------
                                   1998             1997
                                   ----             ----

Basic EPS computation:
  Numerator-Net Income            $3,478,000       $2,574,000
  Denominator-Weighted average
    common shares outstanding      5,762,212        5,963,767
Basic EPS                         $     0.60       $     0.43
                                  ==========       ==========
Diluted EPS computation:
  Numerator-Net Income            $3,478,000      $ 2,574,000
  Denominator-Weighted average
    common shares outstanding      5,762,212        5,963,767
  Effect of dilutive stock options   124,225          149,982
  Effect of dilutive MRDP shares       6,754                -
                                  ----------       ----------
  Weighted average common shares
  and common stock equivalents     5,893,191        6,113,749

Diluted EPS                        $    0.59        $    0.42
                                  ==========       ==========

(5)   Investment Securities
---------------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                            Gross       Gross       Estimated
                                 Amortized  Unrealized  Unrealized  Fair
                                    Cost     Gains      Losses      Value
 December 31, 1998               --------   --------    --------    --------
 -----------------
 Agency securities               $  4,174   $     31    $     -     $  4,205
 Municipal securities                 962         -           -          962
                                 --------   --------    --------    --------
     Total                       $  5,136   $     31    $     -     $  5,167
                                 ========   ========    ========    ========

  March 31, 1998
  --------------
 Agency securities               $  7,336   $     64    $    (6)    $  7,394
 U.S. Treasury securities           1,000         -           -        1,000
                                 --------   --------    --------    --------
     Total                       $  8,336   $     64    $    (6)    $  8,394
                                 ========   ========    ========    ========

The contractual maturities of investment securities held to maturity were as follows (in thousands):
                                                            Estimated
                                                Amortized   Fair
 December 31, 1998                                 Cost     Value
------------------                              --------   --------
 Due in one year or less                        $ 4,174    $ 4,205
 Due after ten years                                962        962
                                                -------    -------
     Total                                      $ 5,136    $ 5,167
                                                =======    =======

There were no sales of investment securities held to maturity during the nine months ended December 31, 1998 and 1997.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            Gross       Gross       Estimated
                                 Amortized  Unrealized  Unrealized  Fair
                                   Cost     Gains       Losses      Value
 December 31, 1998               --------   --------    --------    --------
 -----------------
 Agency securities               $13,489    $$   29     $   (33)    $13,485
 Equity securities                 1,356         -         (352)      1,004
                                 -------    -------     -------     -------
     Total                       $14,845    $    29     $  (385)    $14,489
                                 =======    =======     =======     =======

  March 31, 1998
  --------------
 Agency securities               $ 7,000    $    13     $    (9)    $ 7,004
 U.S. Treasury securities          2,961         12           -       2,973
                                 --------   --------    --------    --------
     Total                       $ 9,961    $    25     $    (9)    $ 9,977
                                 ========   ========    ========    ========

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                                           Estimated
                                                Amortized  Fair
December 31, 1998                                 Cost     Value
-----------------                               --------   -------
 Due after one year through five years          $ 6,000    $ 6,029
 Due after five years through ten years           2,500      2,487
 Due after ten years                              6,345      5,973
                                                -------    -------
     Total                                      $14,845    $14,489
                                                =======    =======

Investment securities with an amortized cost of $4.0 million and $1.0 million and a fair value of $4,031,000 and $995,000 at December 31, 1998 and March 31, 1998, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6) Mortgage-Backed Securities
------------------------------
    Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                               Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains      Losses      Value
 December 31, 1998                --------   ----------  ----------  ---------
 -----------------
 Real estate mortgage investment
  conduits                        $ 3,749     $  223      $   -      $ 3,972
 FHLMC mortgage-backed securities   3,807         47         (3)       3,851
 FNMA mortgage-backed securities    6,841         95         (5)       6,931
                                  -------     ------      -----      -------
     Total                        $14,397     $  365      $  (8)     $14,754
                                  =======     ======      =====      =======
  March 31, 1998
  --------------
 Real estate mortgage investment
  conduits                        $ 5,627     $  195      $   -      $ 5,822
 FHLMC mortgage-backed securities   5,111         82         (5)       5,188
 FNMA mortgage-backed securities    9,603        155        (10)       9,748
                                  -------     ------      -----      -------
     Total                        $20,341     $  432      $ (15)     $20,758
                                  =======     ======      =====      =======

The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity were as follows (in thousands):
                                                            Estimated
                                                Amortized   Fair
 December 31, 1998                                 Cost     Value
 -----------------                              --------   --------
 Due in one year or less                        $   226    $   227
 Due after one year through five years               40         43
 Due after five years through ten years           6,594      6,671
 Due after ten years                              7,537      7,813
                                                -------    -------
                                                $14,397    $14,754
                                                =======    =======
Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains      Losses      Value
 December 31, 1998                --------   ----------  ----------  ---------
 -----------------
 Real estate mortgage investment
  conduits                        $54,304     $   43      $(646)     $53,701
 FHLMC mortgage-backed securities     703         11          -          714
 FNMA mortgage-backed securities    3,790         47          -        3,837
                                  -------     ------      -----      -------
    Total                         $58,797     $  101      $(646)     $58,252
                                  =======     ======      =====      =======
  March 31, 1998
  --------------
 Real estate mortgage investment
  conduits                        $21,914     $  148      $  (2)     $22,060
 FHLMC mortgage-backed securities   1,021         17          -        1,038
 FNMA mortgage-backed securities    9,591         16        (15)       9,592
                                  -------     ------      -----      -------
   Total                          $32,526     $  181      $ (17)     $32,690
                                  =======     ======      =====      =======

The contractual maturities of mortgage-backed securities available for sale were as follows (in thousands):

                                                            Estimated
                                                Amortized   Fair
 December 31, 1998                                 Cost     Value
 -----------------                              --------   --------
 Due after five years through ten years         $ 5,587    $ 5,630
 Due after ten years                             53,210     52,622
                                                -------    -------
                                                $58,797    $58,252
                                                =======    =======

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $401,000 and $522,000 and a fair value of $403,000 and $523,000 at December 31, 1998 and March 31, 1998, were pledged as collateral for public funds held by the Community Bank.

(7)  Loans Receivable
     ----------------

     Loans receivable consisted of the following (in thousands):

                                                       December 31, March 31,
                                                          1998        1998
 Residential:                                          -----------  ---------
  One to four family                                    $82,018     $94,795
  Multi-family                                            7,053       4,790
 Construction:
  One to four family                                     41,286      35,003
  Multi-family                                            4,013       5,352
  Commercial real estate                                  3,177          -
 Commercial                                               4,370       1,992
 Consumer:
   Secured                                               14,474      13,638
   Unsecured                                              2,616       2,470
 Land                                                    26,041      16,431
 Non-residential                                         14,058       9,407
                                                       --------    --------
                                                        199,106     183,878
 Less:
 Undisbursed portion of loans                            19,518      19,354
 Deferred loan fees, net                                  2,609       2,340
 Allowance for possible loan losses                       1,139         984
 Unearned discounts                                           2           2
                                                       --------    --------
 Loans receivable, net                                 $175,838    $161,198
                                                       ========    ========

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

(9)  Borrowings
     ----------

     Borrowings are summarized as follows (in thousands):

                                                       December 31,  March 31,
                                                          1998         1998
                                                        --------     --------
 Federal Home Loan Bank Advances                        $42,550      $29,550
                                                        =======      =======
 Weighted average interest rate:                           4.94%        5.97%
                                                        =======      =======

     Borrowings have the following maturities at December 31, 1998 (in thousands):

            1999                                        $ 7,000
            2000                                          5,550
            2003                                         30,000
                                                        -------
                                                        $42,550
                                                        =======

(10) Stockholders' Equity
     --------------------

Stock Option Plan

On July 23, 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan") which authorizes the grant of stock options. The 1998 Plan was effective October 1, 1998 and the plan will expire on the tenth anniversary of the effective date, unless terminated sooner by the board. On October 1, 1998 under the 1998 Plan 257,962 shares were granted to executive officers, non-employee directors and employees.

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

The MRDP was effective on October 1, 1998. Awards under the MRDP will be made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period.

On October 1, 1998 the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $392,783 was recognized using the fair value of the stock at $13.75.

Repurchase of Common Stock

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% or 321,368 shares of the

3,570,570 shares issued during the Conversion and Reorganization.

Of the 321,368 shares authorized to be repurchased, up to 142,830 shares will be reissued as awards to be granted to participants in the MRDP. Any such shares not awarded under the MRDP will be held in the Company's treasury. The remaining 178,538 shares to be repurchased will be held in the Company's treasury pending the exercise of stock options to be granted under the 1998 Plan. At December 31, 1998, 321,368 common stock shares had been repurchased at an average cost of $13.62 per share.

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

Item 2.    RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S
           DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

Riverview Bancorp, Inc., a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (formerly Riverview Savings Bank, FSB) upon Riverview Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C. from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank ("Community Bank") effective June 29, 1998.

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

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans to both builders and homeowners. The Community Bank is also growing the portfolio of loans for land development and small business financing and consumer loans. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. Riverview Asset Management Corporation, a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of the trust department are in the Community Bank's newest branch, the Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $2.0 million at December 31, 1998 were held by the Riverview Asset Management Corporation in fiduciary or agency capacity.

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

State of Readiness
------------------

The Company began developing a plan to address the Year 2000 issues in 1997, and in 1998 appointed a Year 2000 Committee comprised of representatives from all key areas of the Company, including Senior Management. The Year 2000 Committee has developed and is currently implementing a comprehensive project to make all information technology assets and all non-information technology assets Year 2000 compliant. Testing of hardware has been completed and non-compliant information technology hardware has been replaced or ordered. The committee provides periodic reports to the Company's Board of Directors in order to assist them in their Year 2000 readiness oversight role.

The Company's non-information technology assets have also been assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness. Of the Company's non-information technology assets, only ATM operating systems were determined to be in need of replacement for six ATMs, and these ATM operating systems have been replaced.

The Year 2000 Committee's plan to make all Company assets Year 2000 compliant is comprised of the following phases:

     1. Awareness - Educational initiatives on Year 2000 issues and concerns. This phase is ongoing, especially as it relates to customers.

     2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. This phase has been completed.

     3. Renovation - Review of vendor and service providers' responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed.

     4. Validation - The Year 2000 Committee's readiness initiative is currently in this phase. This phase consists of testing all systems as well as testing of third-party vendors and service providers for year 2000 issues. Testing of mission-critical automated systems was substantially completed at the close of 1998. Testing of renovations and new systems will continue throughout 1999.

     5. Implementation - This phase has begun with the replacement of all micro-computer hardware which was determined not to be Year 2000 compliant. As previously mentioned, six ATM operating systems have been replaced in connection with this phase. The Company's Year 2000 plan provides for Year 2000 readiness to be completed by mid-1999 consistent with OTS guidelines. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and subsequently provide for their implementation, with respect to any third-party vendors or service providers who are ultimately determined to not be Year 2000 compliant.

Costs to Address the Year 2000 Issue
------------------------------------

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $90,000.

Risks Presented by the Year 2000 Issue
--------------------------------------

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, lending and loan servicing, general ledger, fixed assets and accounts payable. Some of these functions operate in-house on network micro-computers, but they are all integrated and interfaced with the third-party service bureau system. The third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau started during the fourth quarter of the calendar year 1998 and will continue through the first quarter of the calendar year 1999.

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

Contingency Plans
-----------------

Where it is possible to do so, the Company has scheduled testing with third-party vendors and service providers. Where it is not possible, the Company will rely upon certifications of Year 2000 compliance from vendors and service providers. As of December 31, 1998, certifications of year 2000 compliance have been received from most of the Company's third-party vendors and service providers. Testing with selected mission critical providers has been scheduled for the first quarter of 1999. The Company will supplement its existing business continuity plans to deal with the special circumstances of Year 2000 problems.

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

FINANCIAL CONDITION

At December 31, 1998, the Company had total assets of $302.9 million compared with $273.2 million at March 31, 1998. The $29.7 million or 10.9% increase in assets reflects the $30.0 million purchase of mortgage-backed securities to be held as available for sale. Cash, including interest-earning accounts, totaled $20.6 million at December 31, 1998 compared to $27.5 million at March 31, 1998. At December 31, 1998, the Company had $199.1 million in gross loans, an increase of $15.2 million compared to $183.9 million at March 31, 1998. Loans Receivable (Note 7), provides a detailed analysis of the $15.2 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of credit risk compared to one-to-four family mortgage loans. Deposits totaled $198.9 million at December 31, 1998, compared to $179.8 million at March 31, 1998. FHLB advances totaled $42.6 million at December 31, 1998 compared to $29.6 million at March 31, 1998. The $13.0 million increase consists of $17.0 million in pay downs and the borrowing of $30.0 million which was used to purchase the $30.0 million in mortgage-backed securities. This arbitrage strategy was entered into to increase net interest income.

Capital Resources

Total shareholders' equity decreased $1.9 million, or 3.1%, from $61.1 million at March 31, 1998 to $59.2 million at December 31, 1998. The $1.9 decrease in shareholders' equity was the net result of $3.5 million in earnings for the year to date, dividends of $1.1 million, exercise of stock options and earned ESOP of $0.4 million, purchase of 178,538 treasury shares for $2.4 million, purchase of 142,830 shares for $2.0 million to be used under the Management Recognition and Development Plan ("MRDP"), the award of 28,566 MRDP shares for a total of $0.4 million and $0.7 million change in net unrealized loss on securities available for sale, net of tax. The Community Bank paid a $2.0 million dividend to Riverview Bancorp, Inc. in the quarter ended December 31, 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 1998, the Community Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0%, and 10.0%, respectively. At December 31, 1998, the Community Bank's tangible, core and risk-based total capital ratios amounted to 15.6%, 15.6%, and 29.1%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                             Categorized
                                                               as "Well
                                                             Capitalized"
                                                             Under Prompt
                                            For Capital        Corrective
                             Actual       Adequacy Purpose  Action Provision
                           -------------------------------------------------
                           Amount  Ratio   Amount  Ratio    Amount  Ratio
                           ------  -----   ------  -----    ------  -----
As of December 31, 1998
Total Capital:
(To Risk
    Weighted Assets)      $46,156  29.5%  $12,512   8.0%   $15,640  10.0%
Tier I Capital:
(To Risk
    Weighted Assets)       45,489  29.1       N/A   N/A      9,384   6.0
Core Capital:
(To Total Assets)          45,489  15.6     8,767   3.0     14,612   5.0
Tangible Capital:
(To Tangible Assets)       45,489  15.6     4,384   1.5        N/A   N/A

                                                             Categorized
                                                              as "Well
                                                             Capitalized"
                                                            Under Prompt
                                          For Capital        Corrective
                             Actual      Adequacy Purpose  Action Provision
                           ------------------------------------------------
                           Amount  Ratio   Amount  Ratio    Amount  Ratio
                           ------  -----   ------  -----    ------  -----
As of March 31, 1998
Total Capital:
(To Risk
Weighted Assets)          $44,584  32.7%  $10,922   8.0%   $13,653  10.0%
Tier I Capital:
(To Risk
Weighted Assets)           44,071  32.3       N/A   N/A      8,192   6.0
Core Capital:
(To Total Assets)          44,071  17.0     7,765   3.0     12,942   5.0
Tangible Capital:
(To Tangible Assets)       44,071  17.0     3,883   1.5        N/A   N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at December 31, 1998 (in thousands):

Equity                                 $46,893
Net unrealized loss on securities
        Available for sale                 353
Core deposit intangible asset           (1,757)
                                       -------
           Tangible capital             45,489
Land held for development                 (471)
General valuation allowance              1,138
                                       -------
           Total capital               $46,156
                                       =======
Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 58.6% at December 31, 1998 compared to 43.6% at March 31, 1998. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At December 31, 1998, the Community Bank had outstanding commitments to originate $9.0 million mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $20.6 million at December 31, 1998 compared to $27.5 million at March 31, 1998. Investment securities and mortgage-backed securities available for sale at December 31, 1998 were $14.5 million and $58.3 million, respectively, compared to $10.0 million and $32.7 million, respectively, at March 31, 1998. See "Financial Condition."

Asset Quality

Allowance for loan losses was $1.1 million at December 31, 1998, compared to $984,000 at March 31, 1998. Management deemed the allowance for loan losses at December 31, 1998 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Nonperforming assets were $1.0 million or 0.34% of total assets at December 31, 1998 compared with $517,000 or 0.19% of total assets at March 31, 1998. The increase in nonaccrual residential loans presented in the following table is the result of an increase in nonaccrual one to four family permanent and construction loans. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                                    December 31, 1998      March 31, 1998
                                    -----------------      --------------
                                          (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:

Real Estate
 Residential                              $  704                $401
 Commercial                                    -                 105
 Land                                         47                   -
Consumer                                       2                   -
                                          ------                ----
      Total                                  753                 506

Accruing loans which are
contractually past due 90
days or more                                  54                  11
                                          ------                ----
      Total                                   54                  11
                                          ------                ----
Total of nonaccrual and
90 days past due loans                       807                 517
                                          ------                ----

Real estate owned                            223                   -
                                          ------                ----
  Total nonperforming assets              $1,030                $517
                                          ======                ====

Total loans delinquent 90
days or more to net loans                   0.46%               0.32%

Total loans delinquent 90
days or more to total assets                0.27                0.19

Total nonperforming assets
to total assets                             0.34                0.19

            Comparison of Operating Results for the Three Months Ended
                       December 31, 1998 and 1997

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

Net income for the three months ended December 31, 1998 was $1.1 million, $0.19 per basic share ($0.18 per diluted share). This compares to net income of $1.1 million, $0.19 per basic share ($0.18 per diluted share) for the same period in fiscal 1998. The earnings per basic share showed no growth for the three months ending December 31, 1998 as compared to the three months ended December 31, 1997. Net interest income increased $0.6 million or 21% for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997 due to a 17% increase in interest-earning assets. Non-interest income increased $239,000 or 41% for the three months ended December 31, 1998 from $579,000 for the three months ended December 31, 1997, reflecting increases in fees and service charges as well as gains on sales of loans. These increases were offset by an $810,000 increase in non-interest expense or 45% due primarily to increased salaries and employee benefits.

Average interest-earning assets increased to $295.2 million for the three months ending December 31, 1998 from $251.5 million for the three months ending December 31, 1997. The $43.7 million increase is due primarily to the $30.0 million purchase of mortgage-backed securities in the quarter ending September 30, 1998 and a $23.4 million increase in average net loans outstanding.

Interest income for the three months ended December 31, 1998 was $6.2 million, an increase of $0.9 million or 17% over

$5.3 million for the same period in 1997. Yield on interest-earning assets for the three month 1998 period was 8.27% compared to 8.39% for the three month 1997 period. The lower 1998 yield on interest earning assets resulted primarily from the lower yield received on investments in mortgage-backed and investment securities and overnight funds. The higher interest income resulted from growth in loans, and mortgage-backed securities.

Interest expense was $2.6 million and $2.4 million for the quarters ended December 31, 1998 and 1997, respectively. The cost of interest-bearing liabilities for the three month 1998 period was 4.48% compared to 4.87% for the three month 1997 period.

Net interest income increased $0.6 million, or 21%, to $3.5 million for the three months ended December 31, 1998, compared to $2.9 million for the three months ended December 31, 1997. The interest rate spread increased from 3.53% for the three month 1997 period to 3.78% for the three month 1998 period. The net interest margin improved to 4.73% during the third quarter ended December 31, 1998 from 4.60% for the third quarter ended December 31, 1997. The improved margin reflects the $43.7 million increase in average interest-earning assets to $295.2 million during the third quarter ended December 31, 1998 from $251.5 million for the third quarter ended December 31, 1997. The $43.7 million increase in average interest-earning assets was partially offset by the $37.3 million increase in average interest-bearing liabilities to $233.1 million during the quarter ended December 31, 1998 from $195.8 million for the quarter ended December 31, 1997.

The provision for loan losses was $60,000 and there were $4,000 in net recoveries during the three months ended December 31, 1998 compared to a $45,000 provision and $2,800 in net recoveries during the three months ended December 31, 1997. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $239,000, or 41%, to $818,000 for the three month ended December 31, 1998 from $579,000 for the three months ended December 31, 1997. The $239,000 increase for the current quarter is primarily due to a $38,000 increase in deposit service charges resulting from an increased number of deposit accounts and the results of one month of a new fee schedule, $107,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage and an $84,000 increase in gains on sale of loans.

Non-interest expense increased $810,000, or 45%, from $1.8 million for the quarter ended December 31, 1997 to $2.6 million for the quarter ended December 31, 1998. Salaries and employee benefits increased $575,000 to $1.7 million for the quarter ended December 31, 1998. The 1998 quarter reflects the MRDP cost of $491,000 which consists of the first year award of $393,000 plus three months of the 1999 MRDP award. This was partially offset by reduced ESOP compensation expense of a net $22,000 credit for the 1998 quarter compared to a $173,000 compensation expense in the 1997 quarter. In addition there were 18 more full-time equivalent employees over the 1997 quarter. This resulted from expansion of services offered by adding the new branch Vancouver Main, trust department, commercial lending department and expansion in the mortgage broker division and consumer loans.

Provision for federal income taxes for the third quarter of fiscal 1998 was $606,000, resulting in an effective tax rate of 36%, compared to $559,000 and 34% for the like quarter of a year ago. The 2% increase in the effective tax rate for three months ended December 31, 1998 is primarily attributable to the impact of the ESOP market value adjustment.

           Comparison of Operating Results for the Nine Months Ended
                             December 31, 1998 and 1997

Net income for the nine months ended December 31, 1998 was $3.5 million, $0.60 per basic share ($0.59 per diluted share). This compares to net income of $2.6 million, $0.43 per basic share ($0.42 per diluted share) for the same period in fiscal 1998. The earnings per basic share increase of 40% to $0.60 for the nine months ended December 31, 1998 from $0.43 for the nine months ended December 31, 1997 reflected several factors. Net interest income increased $2.3 million or 30% for the nine months ended December 31, 1998 compared to the same period in fiscal 1998 due to a 19% increase in interest-earning assets. Non-interest income increased $560,000 or 34% reflecting increases in fees and service charges as well as gains on sales of loans in fiscal 1999 as compared to fiscal 1998.

Average interest-earning assets increased to $273.3 million for the nine months ending December 31, 1998 from $230.2 million for the nine months ending December 31, 1997. The $43.1 million increase is due primarily to the $30.0 million purchase of mortgage-backed securities in the quarter ended September 30, 1998 and a $18.5 million increase in average net loans outstanding.

Interest income for the nine months ended December 31, 1998 was $17.4 million, an increase of $2.6 million or 18% over $14.8 million for the same period in 1997. Yield on interest-earning assets for the nine month 1998 period was 8.44% compared to 8.56% for the nine month 1997 period. The lower 1998 yield on interest earning assets resulted primarily from the lower yield received on investments in mortgage-backed and investment securities and overnight funds. The higher interest income resulted from growth in loans, mortgage-backed and investment securities and overnight investments.

Interest expense for the nine months ended December 31, 1998 was $7.3 million, an increase of $257,000 or 4% over $7.1 million for the same period in 1997. The cost of interest-bearing liabilities for the nine month 1998 period was 4.60% compared to 4.89% for the nine month 1997 period.

Net interest income increased $2.4 million, or 31%, to $10.1 million for the nine months ended December 31, 1998, compared to $7.7 million for the nine months ended December 31, 1997. The interest rate spread increased from 3.67% for the nine month 1997 period to 3.85% for the nine month 1998 period. The net interest margin improved to 4.89% during the nine month period ended December 31, 1998 from 4.47% for the nine month period ended December 31, 1997. The improved margin reflects the $43.1 million increase in average interest-earning assets to $273.3 million for the nine months ended December 31, 1998 from $230.2 million for the nine month period ended December 31, 1997. The $43.1 million increase in average interest-earning assets was partially offset by the $18.9 million increase in average interest-bearing liabilities to $211.3 million during the nine months ended December 31, 1998 from $192.4 million for the nine months ended December 31, 1997.

The provision for loan losses was $180,000 and there were $26,000 in net charge-offs during the nine months ended December 31, 1998 compared to a $135,000 provision and $8,000 in net charge-offs during the nine months ended December 31,

1997. During the quarter ended June 30, 1998 the loan loss provision was increased in response to loan growth and change in loan mix. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $560,000, or 35%, to $2.2 million for the nine months ended December 31, 1998 from $1.6 million for the nine months ended December 31, 1997. The $560,000 increase for the current nine months is primarily due to a $98,000 increase in deposit service charges primarily resulting from an increased number of deposit accounts, $291,000 increase in loan origination fees on loans brokered through Riverview Mortgage Brokerage and gains on sale of loans and securities.

Non-interest expense increased $1.3 million, or 25%, from $5.3 million for the nine months ended December 31, 1997 to $6.6 million for the nine months ended December 31, 1998. Salaries and employee benefits increased $887,000 to $4.0 million for the nine months ended December 31, 1998. The 1999 fiscal year reflects the MRDP cost of $491,000 which consists of the first year award of $393,000 plus three months of the 1999 award. This was partially offset by lower ESOP compensation expense of $186,000 year to date fiscal 1999 as compared to $373,000 ESOP compensation expense year to date fiscal 1998. In addition there were eighteen more full-time equivalent employees in fiscal 1999 compared to the same period a year ago. This resulted from expansion of services offered by adding the new branch Vancouver Main, trust department, commercial lending department and expansion in the mortgage broker division and consumer loans.

Provision for federal income taxes for the nine months ended December 31, 1998 was $2.0 million resulting in an effective tax rate of 36%, compared to $1.4 million and 35% for the like period a year ago. The 1.0% increase in the effective tax rate for nine months ended December 31, 1998 is primarily attributable to the impact of the ESOP market value adjustment.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in theCompany's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits:

            3.1    Articles of Incorporation of the Registrant*
            3.2    Bylaws of Registrant*
           10.1    Employment Agreement with Patrick Sheaffer**
           10.2    Employment Agreement with Ron Wysaske**
           10.3    Employment Agreement with Michael C. Yount**
           10.4    Employment Agreement with Karen Nelson**
           10.5    Riverview Savings Bank, FBS Severance Compensation
                   Agreement**
           10.6    Riverview Savings Bank, FSB Employee Stock Ownership
                   Plan***
           10.7    The Riverview Bancorp, Inc. 1998 Stock Option Plan****
           10.8    The Riverview Bancorp, Inc. Management Recognition and
                   Development Plan****
             21    Subsidiaries of Registrant***
             27    Financial Data Schedule

         (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended December 31, 1998.

------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated
     June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RIVERVIEW BANCORP, INC.


DATE: February 11, 1999      BY: /s/ Patrick Sheaffer
      -----------------          -----------------------------
                                 Patrick Sheaffer
                                 President

DATE: February 11, 1999      BY: /s/ Ron Wysaske
      -----------------          -----------------------------
                                 Ron Wysaske
                                 Executive Vice President/Treasurer