Form 10-K405
period 1999-03-31
RIVERVIEW BANCORP INC
filed 1999-06-25
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-22957

                          RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
    (Exact name of small business registrant as specified in its charter)


              Washington                                       91-1838969
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                               I.D. Number)

700 N.E. Fourth Avenue, Camas, Washington                        98607
---------------------------------------------               ----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (360) 834-2231
                                                            ----------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                            ----------------
Securities registered pursuant to     Common Stock, par value $.01 per share
  Section 12(g) of the Act:           --------------------------------------
                                                   (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                   -----       -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----
     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on May 26, 1999, was approximately $69,189,000 (5,780,824 shares at $11.97 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Community Bank, FSB Employee Stock Ownership Plan) are affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III).

                                   Part I

Item 1.  Business
-----------------

General

         Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank ("the Bank"), upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. At March 31, 1999, the Company had total assets of $302.6 million, total deposits of $200.3 million and shareholders' equity of $56.9 million. All references to the Company herein include the Bank where applicable.

         The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

         The Bank is a community oriented financial institution offering traditional financial services to the residents of its primary market area. The Bank considers Clark, Cowlitz, Klickitat and Skamania Counties of Washington as its primary market area. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to- four family residential real estate located in its primary market area. The Bank is also an active originator of residential construction loans, business loans and consumer loans.

Market Area

         The Bank conducts operations from its home office in Camas and nine branch offices in Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (three branch offices) and Longview, Washington. The Bank's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. Camas is located in Clark County which is approximately 15 miles east of Portland, Oregon.

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

         The Bank faces strong competition from many financial institutions for deposits and loan originations.

Lending Activities

         General. At March 31, 1999, the Bank's total net loans receivable amounted to $187.2 million, or 61.9% of total assets at that date. The principle lending activity of the Bank is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans, though the Bank has originated loans collateralized by commercial properties. The Bank, to a lesser extent, also makes consumer loans and commercial business loans. A substantial portion of the Bank's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                   At March 31,
             -------------------------------------------------------------------------------------------
                  1999              1998               1997               1996               1995
             ---------------   ----------------  -----------------  -----------------   ----------------
             Amount  Percent   Amount   Percent  Amount    Percent  Amount    Percent   Amount   Percent
             ------  -------   ------   -------  ------    -------  ------    -------   ------   -------
                                              (Dollars in thousands)
Real estate
 loans:
 One- to-
  four
  family(1).$83,275   44.49%   $96,225   59.18%  $ 94,536   62.29%  $ 88,140   68.77%  $ 73,047   70.39%
 Multi-
   family...  7,558    4.04      4,790    2.95      5,439    3.58      2,958    2.31      2,048    1.97
 Construction
  one- to- four
  family.... 45,524   24.32     35,003   21.52     32,529   21.43     22,596   17.63     20,822   20.07
 Construction
  multi-
 family.....  4,209    2.25      5,352    3.29        547    0.36        361    0.28          -       -
 Construction
  commercial  6,184    3.30          -       -        634    0.42        500    0.39        344    0.33
 Land....... 24,932   13.32     16,431   10.10      7,900    5.21      7,546    5.89      5,226    5.04
 Commercial
  real
  estate.... 17,554    9.38      9,407    5.78      8,997    5.93      6,518    5.08      5,335    5.14
           --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total real
   estate
   loans... 189,236  101.10    167,208  102.82    150,582   99.22    128,619  100.35    106,822  102.94

Commercial
 business..   8,676    4.64      1,992    1.22        794    0.53        969    0.76        925    0.89

Consumer loans:
 Automobile
  loans....   3,146    1.68      2,829    1.74      2,889    1.90      2,384    1.86      1,623    1.56
 Savings account
  loans....     490    0.26        653    0.40        734    0.48        613    0.48        480    0.46
 Home equity
  loans....   9,096    4.86      9,885    6.08      8,254    5.44      5,107    3.99      1,743    1.68
 Other consumer
  loans....   2,728    1.46      2,741    1.69      2,416    1.59      1,695    1.32      1,448    1.40
           --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total consumer
   loans...  15,460    8.26     16,108    9.91     14,293    9.41      9,799    7.65      5,294    5.10

Total loans
 and loans
 held
 for sale.. 213,372            185,308            165,669            139,387            113,041
Less:
 Undisbursed
  loans in
  process..  22,278   11.91     19,354   11.90     11,087    7.30      8,876    6.93      7,098    6.84
 Unamortized
  loan
  origination
  fees, net
  of direct
  costs....   2,770    1.48      2,340    1.44      1,967    1.30      1,678     1.3     11,502    1.45
 Unearned
  discounts       1       -          2       -         10    0.01         11    0.01         12    0.01
 Allowance
  for possible
  loan
  losses...   1,146    0.61        984    0.61        831    0.55        653    0.51        657    0.63
           --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Total loans
 receivable,
 net(1)... $187,177  100.00%  $162,628  100.00%  $151,774  100.00%  $128,169  100.00%  $103,772  100.00%
           ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

                                                         3

-----------------
(1) Includes loans held for sale of $341,000, $1.4 million, $80,000, $1.9 million and $247,000 March 31, 1999, 1998, 1997, 1996 and 1995,
     respectively.

         One- to- Four Family Real Estate Lending. Historically, the Bank's primary lending activity has been the origination of mortgage loans to enable borrowers to purchase one- to- four family properties. At March 31, 1999, approximately $83.3 million, or 44.5% of total net loans receivable, consisted of loans secured by one- to- four family residential real estate. One- to-four family mortgage loans and one-to-four family construction loans accounted for $112.6 million, or 71.0% of total loan originations, for the year ended March 31, 1999.

         In addition to originating one- to- four family loans for its portfolio, the Bank is an active mortgage broker for several third party mortgage lenders. In recent periods, such mortgage brokerage activities have reduced the volume of fixed-rate one- to- four family loans that are originated and sold by the Bank. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Brokerage."

         The Bank originates both fixed-rate mortgage loans and ARM loans secured by one- to- four family properties. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for ARM loans. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         The Bank originates fixed-rate mortgage loans for terms of 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The interest rates on the balloon mortgage loans are adjusted after the expiration of the initial balloon term. Fixed rate mortgage loans are generally originated to conform to standards that allow them to be sold in the secondary mortgage market. The Bank generally sells fixed-rate mortgage loans with maturities of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing."

         The Bank offers ARM loans at rates and terms competitive with market conditions. At March 31, 1999, $54.5 million, or 42.4%, of the Bank's one-to- four family loan portfolio consisted of ARM loans. ARM loans are originated with interest rates and payments that adjust annually based on a rate equal to 2.75% to 3.75% above the prevailing rate on the one-year constant maturity U.S. Treasury Bill Index.

         At March 31, 1999, the Bank charged an origination fee on ARM loans ranging from 1% to 3% of the loan principal amount and an initial interest rate that ranged from 5.50% to 6.50% per annum. The annual interest rate cap (the maximum amount by which the interest rate may be increased per year) on ARM loans is generally 2% and the lifetime interest rate cap is generally 5% to 6% over the initial interest rate. The Bank does not originate negative amortization loans.

         As a marketing incentive, the Bank offers ARM loans with a discounted or "teaser" rate of up to 2% below the normal rate offered. The borrower, however, is qualified at the fully indexed rate. Annual and lifetime interest rate caps are based on the initial discounted rate. "Teaser" rate loans are subject to prepayment penalty during the first three years of the loan term if the borrower repays more than 20% of the outstanding principal balance per year. During the first year, the penalty is 3% of the outstanding principal balance; during year two, it is 2% of the outstanding principal balance; and during year three, it is 1% of the outstanding principal balance.

         The retention of ARM loans in the portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs arising from changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because "teaser" rate loans originated by the Bank generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default of delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

         While one- to- four family residential real estate loans typically are originated with 30-year terms and the Bank permits its ARM loans to be assumed by qualified borrowers, such loans generally remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance and the replacement cost of the improvements. Where the value of the unimproved real estate exceeds the amount of the loan on the real estate, the Bank may make exceptions to its property insurance requirements.

         The Bank generally does not make conventional loans with loan-to-value ratios exceeding 80% and makes loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to- four family residences. On loans with loan-to-value ratios in excess of 80%, the Bank requires private mortgage insurance ("PMI"), with coverage ranging from 12% to 25% of the appraised value of the property or the amount required by the FHLMC, depending on the loan-to-value ratio. Loans with loan-to-value ratios in excess of 80% must have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance and PMI.

         Construction Lending. Prompted by favorable economic conditions, including a favorable long term interest rate environment, and increased residential housing demand in its primary market area, the Bank actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) construction/ permanent loans. Subject to market conditions, the Bank intends to increase its residential construction lending activities. To a substantially lesser extent, the Bank also originates construction loans for the development of multi-family and commercial properties.

         The composition of the Bank's construction loan portfolio was as follows:

                                                 At March 31,
                                  -----------------------------------------
                                         1999                   1998
                                  ------------------     ------------------
                                  Amount(1)  Percent     Amount(1)  Percent
                                  ---------  -------     ---------  -------
                                          (Dollars in thousands)

Speculative construction......... $27,252     37.76%      $26,771    54.00%
Commercial construction..........   6,184      8.57             -        -
Custom construction..............   4,883      6.77         7,200    14.52
Construction/permanent...........  17,335     24.02         6,289    12.68
Construction/land................  16,518     22.88         9,321    18.80
                                  -------    ------       -------   ------
  Total.......................... $72,172    100.00%      $49,581   100.00%
                                  =======    ======       =======   ======
----------------
(1)      Includes loans in process.

         Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 50 local builders, many of whom may have only one or two speculative loans outstanding from the Bank. The Bank considers approximately 20 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 1.0% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At March 31, 1999, the Bank had nine borrowers each with aggregate outstanding speculative loan balances of more than $1.0 million all of which were performing according to their respective terms and the largest of which amounted to $5.4 million, which was owned 50% by the Bank in a participatory contract.

         Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 7.25% to 7.50%, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At March 31, 1999, the largest short-term custom construction loan had an outstanding balance of $528,000 and was performing according to its terms.

         Construction/permanent loans are originated to the home owner rather than the home builder along with a commitment by the Bank to originate a permanent loan to the home owner to repay the construction loan at the completion of construction. The construction phase of a construction/ permanent loan generally lasts six months and the interest rate charged is generally 6.25% to 7.25%, fixed, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Bank may either originate a fixed-rate mortgage loan or an ARM loan for retention in its portfolio or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. See "-- Lending Activities -- Mortgage Brokerage." When the Bank issues a commitment to provide permanent financing upon completion of construction, the interest rate charged on the construction loan generally includes an additional 0.75% fee as a protection against the risk of an increase in interest rates before the permanent loan is funded. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing." At March 31, 1999, the largest outstanding construction/permanent loan had an outstanding balance of $416,000 and was performing according to its terms.

         The Bank also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). The Bank has increased its commercial lending resources with the intent of increasing the amount of commercial loan balances such as commercial construction loans. At March 31, 1999, construction loans amounted to $10.4 million and the largest outstanding commercial construction/permanent loan had an outstanding balance of $2.0 million and was performing according to its terms.

         All construction loans must be approved by the Bank's Loan Committee. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower increase the loan amount by depositing its own funds into a loans in process account and the Bank disburses additional loan proceeds consistent with the original loan-to-value ratio.

         The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Bank personnel. At inception, the Bank also requires borrowers to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory. Property inspections are performed by the Bank's property inspector. The Bank believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

         Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Bank's construction loan portfolio.

         Multi-Family Lending. At March 31, 1999, the Bank had $7.6 million, or 4.0% of the Bank's total net loans receivable, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area.

         Multi-family loans are generally originated with variable rates of interest equal to 3.75% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 25 years. Multi-family loans generally range in principal balance from $200,000 to $400,000. At March 31, 1999, the largest multi-family loan had an outstanding principal balance of $1.3 million and was secured by an 18-unit adult assisted living center located in the Bank's primary market area. At March 31, 1999, this loan was performing according to its terms.

         The maximum loan-to-value ratio for multi-family loans is generally 75%. The Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually.

         Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

         Land Lending. The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. At March 31, 1999, subdivision development loans totaled $16.5 million, or 8.8% of total net loans receivable, and building lot loans amounted to $8.4 million, or 4.5% of the total net loans receivable. The land loan balance of $24.9 million consisted of twenty two land development loans five of which are each greater than $2.0 million as compared to the March 31, 1998 land loan balance of $16.4 million which consisted of thirteen land development loans of which four were greater than $2.0 million. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

         Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of such future value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use. At March 31, 1999, the Bank had a $47,000 land loan accounted for on a non-accrual basis.

         Commercial Real Estate Lending. Commercial real estate loans totaled $17.6 million, or 9.4% of total net loans receivable at March 31, 1999. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $300,000 and $500,000. At March 31, 1999, the largest commercial real estate loan had an outstanding balance of $834,000 and is secured by a motel located in the Bank's primary market area. Such loan was performing according to its terms at March 31, 1999.

         The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, and are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a debt to income ratio of approximately 33% for originated loans secured by income producing properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

         Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

         Commercial Business Lending. The Bank engages in limited but increasing amounts of commercial business lending. At March 31, 1999, commercial business loans amounted to $8.7 million, or 4.6% of total net loans receivable as compared to $2.0 million, or 1.2% at March 31, 1998. Commercial business loans are generally made to customers who are well known to the Bank and are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary
and often insufficient source of repayment.   At March 31, 1999, the Bank had
one commercial loan accounted for on a nonaccrual basis in the amount of $208,000.

         Consumer Lending. The Bank originates a variety of consumer loans, including home equity lines of credit, home improvement loans, loans for debt consolidation and other purposes, automobile and boat loans and savings account loans. At March 31, 1999, consumer loans totaled $15.5 million, or 8.2% of total net loans receivable.

         Home equity lines of credit are secured by a second mortgage on the borrower's primary residence. At March 31, 1999, approved home equity lines of credit totaled $12.7 million, of which $9.1 million was outstanding. Home equity lines of credit are made at loan-to-value ratios of 90% or less, taking into consideration the outstanding balance on the first mortgage on the property. Lines of credit with a loan to value ratio of 80% or less are made at variable interest rates equal to 2% above the rate on the three-year U.S. Treasury Bill with a maximum annual interest rate adjustment of 2% and a maximum lifetime interest rate adjustment of 8%, with an interest rate not to exceed 16%. Otherwise, the rate is 3% above the rate on the three-year U.S. Treasury Bill with an annual interest rate adjustment of 3% and a maximum lifetime interest rate adjustment of 9%, with an interest rate not to exceed 16%.

         The Bank also originates fully amortizing second mortgage loans for terms up to ten years with generally fixed interest rates, and with loan-to-value ratios of more than 80% (taking into account any outstanding first mortgage loan balance). At March 31, 1999, one-to-four family second mortgage loans amounted to $2.3 million.

         The Bank's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

         Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral. The Bank adds a general provision to its consumer loan loss allowance, based on general economic conditions and prior loss experience.

         Loan Maturity. The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include loans held for sale, unearned discounts, unearned income and allowance for loan losses.

                               After One After 3  After 5
                      Within    Year to  Years to Years to  Beyond
                      One Year  3 Years  5 Years  10 Years  10 Years   Total
                      --------  -------  -------  --------  --------   -----
                                          (In thousands)
Residential one-
 to- four family:
 Adjustable-rate....  $21,998   $11,486   $2,035   $3,301   $15,692   $54,512
 Fixed-rate.........   13,545     9,359    7,895   22,615    20,532    73,946
Other residential and
 all non-residential:
 Adjustable-rate....   12,423     6,534    1,158    1,878     8,927    30,920
 Fixed-rate.........    1,620     4,839    5,375   12,882     4,801    29,517
Consumer and
 commercial:
 Adjustable-rate....      647       550      420      967     6,267     8,851
 Fixed-rate.........    5,623     4,181    3,638    1,497       346    15,285
                      -------   -------  -------  -------   -------  --------
  Total gross
   loans............  $55,856   $36,949  $20,521  $43,140   $56,565  $213,031
                      =======   =======  =======  =======   =======  ========

         The following table sets forth the dollar amount of all loans due one year after March 31, 1999 which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed-      Floating- or
                                       Rates       Adjustable-Rates
                                       -----       ----------------
                                          (In thousands)
Real estate mortgage:
 One- to- four family..............    $60,401        $32,514
 Other mortgage loans..............     27,897         18,497
Consumer and commercial............      9,662          8,204
                                       -------        -------
  Total............................    $97,960        $59,215
                                       =======        =======

         Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Bank's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

         Loan Solicitation and Processing. The Bank's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and television and print advertising to market its products and services.

         Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Bank. The Bank's residential mortgage loan documents conform to FHLMC standards.

         Residential mortgage loans within the FHLMC lending limit (currently $240,000) may be approved by the Senior Vice President of Lending. Residential mortgage loans in excess of this limit but not more than $350,000 and all other loans of $350,000 or less require the approval of the Senior Vice President of Lending and one other designated senior officer. All loans in excess of $350,000 must be approved by the Executive Loan Committee consisting of Chief Executive Officer Sheaffer and two other members of the Board of Directors. All loans are subsequently ratified by the full Board of Directors.

         The Bank's policy requires borrowers to obtain certain types of insurance to protect the Bank's interest in the collateral securing the loan. The Bank requires either a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance and, if applicable, flood insurance, is also required on collateral for loans. The Bank requires escrows for insurance on all loans with a loan-to-value exceeding 80%.

         Loan Commitments. The Bank issues commitments for residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to ten days from approval, depending on the type of transaction. The Bank had outstanding mortgage loan commitments of approximately $13.3 million at March 31, 1999.

         Loan Originations, Sales and Purchases. While the Bank originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 1999 and 1998, the Bank's total loan originations were $158.7 million and $105.3 million, respectively, of which 43.5% and 64.6%, respectively, were subject to periodic interest rate adjustment and 56.5% and 35.4% were fixed-rate loans, respectively.

         The Bank customarily sells the fixed-rate loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of such loans allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Bank assumes an increased risk if such loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Bank and demanded by investors to whom the loans are sold. Generally, the Bank's loan origination and sale activity and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Bank.

         Between the time that origination commitments are issued and the time the loans are sold, the Bank is exposed to movements in the price (due to changes in interest rates) of such loans (or of securities into which such loans are sometimes converted). Differences between the volume or timing of actual loan originations and in management's estimates or in actual sales of the loans can expose the Bank to significant losses. This activity is managed daily. There can be no assurance that the Bank will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan. To the extent that the Bank does not adequately manage its interest rate risk, the Bank may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting financial condition and results of operations.

         The Bank is not an active purchaser of loans.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                              For the Years Ended March 31,
                                              -----------------------------
                                               1999       1998       1997
                                               ----       ----       ----
                                                     (In thousands)

Total net loans receivable at beginning
  of period................................  $162,628   $151,774   $128,169

Loans originated:
 Residential one- to- four family..........    43,947     29,748     24,039
 Multi-family..............................        -         139        479
 Construction one- to- four family.........    68,649     49,391     43,887
 Construction other........................         -          -      1,646
 Land and non-residential..................    36,355     20,737      9,983
 Other loans...............................     9,700      5,312      5,617
                                             --------   --------   --------
   Total loans originated..................   158,651    105,327     85,651

Residential one- to- four family loans
  sold.....................................   (26,253)    (7,006)    (6,943)
Repayment of principal.....................  (104,334)   (78,682)   (52,426)
(Increase) in loans in process.............    (2,924)    (8,267)    (2,211)
(Increase) in other items, net.............      (591)      (518)      (466)
                                             --------   --------   --------
Net increase in loans......................    24,549     10,854     23,605
Total net loans receivable at end of         --------   --------   --------
 period....................................  $187,177   $162,628   $151,774
                                             ========   ========   ========

         Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Bank employs five commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland and Seattle metropolitan areas, as well as for the Bank. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and they are not originated as an asset of the Bank. In return, the Bank receives a fee ranging from 1% to 1.25% of the loan amount that it shares with the commissioned broker. For loans brokered to the Bank, they are closed on the Bank's books as if the Bank had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 1999, brokered loans totaled $141.1 million (including $60.3 million brokered to the Bank). Gross fees of $944,000 (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 1999.

         Mortgage Loan Servicing. The Bank is a qualified servicer for the FHLMC. The Bank's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. The Bank continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans prior to selling the servicing rights. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities.

         The Bank generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 1999, total loans serviced for others were $84.6 million.

         In 1994, the Bank purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle Metropolitan Area. At March 31, 1999, the value of these purchased servicing rights was $263,000 and was being amortized over the life of the underlying loan servicing.

         Loan Origination and Other Fees. The Bank generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges origination fees of 2% to 3% on one- to- four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan.
Deferred fees associated with loans that are sold are recognized as income at the time of sale. The Bank had $2.8 million of net deferred loan fees at March 31, 1999. The Bank also receives loan servicing fees on the loans it sells and on which it retains the servicing rights.

         Delinquencies. The Bank's collection procedures for all loans except consumer loans provide for a series of contacts with delinquent borrowers. A late charge delinquency notice is first sent to the borrower when the loan becomes 17 days past due. A follow-up telephone call, or letter if the borrower cannot be contacted by telephone, is made when the loan becomes 22 days past due. A delinquency notice is sent to the borrower when the loan becomes 30 days past due. When payment becomes 60 days past due, a notice of default letter is sent to the borrower stating that foreclosure proceedings will be commenced unless the delinquency is cured. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings. In certain instances, however, the Bank may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs.

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

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                       At March 31,
                                            ---------------------------------
                                            1999    1998   1997   1996   1995
                                            ----    ----   ----   ----   ----
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
 Residential real estate................  $1,052    $401   $ 76   $541   $239
 Commercial.............................     208     105      -      -      -
 Consumer...............................      33       -     11      7      1
                                          ------    ----   ----    ----  ----
   Total................................   1,293     506     87     548   240
                                          ------    ----   ----    ----  ----
Accruing loans which are contractually
 past due 90 days or more...............       5      11      -       -     -
                                          ------    ----   ----    ----  ----
Total of nonaccrual and
  90 days past due loans................   1,298     517     87     548   240
                                          ------    ----   ----    ----  ----
Real estate owned (net).................      30       -    135       -     -
                                          ------    ----   ----    ----  ----
     Total nonperforming assets.........  $1,328    $517   $222    $548  $240
                                          ======    ====   ====    ====  ====
Total loans delinquent 90 days
  or more to net loans..................    0.69%   0.32%  0.06%   0.43% 0.23%

Total loans delinquent 90 days or
  more to total assets..................    0.43    0.19   0.04    0.26  0.13

Total nonperforming assets to
  total assets..........................    0.44    0.19   0.10    0.26  0.13

         The Bank does not accrue interest on loans over 90 days past due. However, if interest on nonaccrual loans had been accrued, interest income of approximately $64,000 would have been recorded for the year ended March 31, 1999. Income of approximately $8,000 was received and recorded on nonaccrual loans for the year ended March 31, 1999.

         The $1.1 million nonaccrual balance of residential real estate loans at March 31, 1999, consisted of five nonaccrual construction loans, two one-to-four family residential loans and one lot loan. Subsequent to March 31,1999, three loans have paid in full and three loans have gone to foreclosure.

         Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

         The aggregate amount of the Bank's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                                  At or For the Year
                                                    Ended March 31,
                                                  ------------------
                                                   1999        1998
                                                   ----        ----
                                                    (In thousands)

Substandard assets..........................      $1,757       $677
Doubtful assets.............................         219          -
Loss assets.................................           -          -

General loss allowances.....................       1,146        984
Specific loss allowances....................           -          -
Charge-offs.................................          85         38

         The increase in the substandard assets at March 31, 1999 to $1,757 is primarily the result of five residential construction loans totaling $860,00 being classified as substandard. Three of these five construction loans subsequent to March 31, 1999, have been foreclosed and two loans have paid off.

         Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 1999, the Bank owned one property with a recorded value of $30,000.

         Allowance for Loan Losses. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 1999, the Bank had an allowance for loan losses of $1.1 million, or .54% of total outstanding loans at that date.
Based on past experience and future expectations, management believes that loan loss reserves are adequate.

         While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses, therefore negatively affecting the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                             Year Ended March 31,
                                      ---------------------------------------
                                      1999    1998     1997    1996      1995
                                      ----    ----     ----    ----      ----
                                               (Dollars in thousands)

Balance at beginning of period.....   $984    $831     $653    $657      $647

Provision for loan losses..........    240     180      180       -         -
Recoveries:
 Residential real estate...........      -       -        1       8         3
 Consumer..........................      7      11        8      11        26
   Total recoveries................      7      11        9      19        29

Charge-offs:
 Residential real estate...........     28       -        -       -         -
 Consumer..........................     57      38       11      23        19
   Total charge-offs...............     85      38       11      23        19
     Net charge-offs (recoveries)..     78      27        2       4       (10)
Balance at end of period........... $1,146    $984     $831    $653      $657

Ratio of allowance to total loans
 outstanding at end of period......   0.54%   0.53%    0.50%   0.47%    0.58%

Ratio of net charge-offs
 (recoveries) to average loans
 outstanding during period.........   0.04    0.02     0.00    0.00    (0.01)

Ratio of allowance to total of
 nonaccrual and 90 days past due
 loans.............................  88.30  190.32   955.17  119.16   273.75


         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                              At March 31,
                     ------------------------------------------------------------------------------------
                           1999              1998             1997            1996             1995
                     ------------------ --------------- ---------------- --------------- ----------------
                              Loan             Loan             Loan             Loan             Loan
                              Category         Category         Category         Category        Category
                              as a             as a             as a             as a             as a
                              Percent          Percent          Percent          Percent          Percent
                              of               of               of               of               of
                              Total            Total            Total            Total            Total
                     Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                     ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                   (Dollars in thousands)
Real estate - mortgage
  Residential.....    $213    42.57%   $118    54.52%   $124    60.34%   $115    65.35%   $ 97    66.44%
  Nonresidential..      47    20.74     136    13.94     224    10.20     225    10.09     170     9.34
  Construction....     302    25.38     177    21.78     103    20.35      58    16.83      53    18.72
Consumer..........     126     7.24     169     8.69     153     8.63      98     7.03      63     4.68
Commercial........     422     4.07     100     1.07      40     0.48      46     0.70      46     0.82
Unallocated.......      36        -     284        -     187        -     111        -     228        -
  Total allowance   ------   ------    ----   ------    ----   ------    ----   ------    ----   ------
   for loan losses  $1,146   100.00%   $984   100.00%   $831   100.00%   $653   100.00%   $657   100.00%
                    ======   ======    ====   ======    ====   ======    ====   ======    ====   ======

                                                         17

Investment Activities

         OTS regulated institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such OTS regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Regulation of the Savings Associations -- Federal Home Loan Bank System." The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         Federal regulations require the Bank to maintain a minimum amount of liquid assets. See "REGULATION." The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. governments, federal agency, qualifying mortgage related securities and other investments. At March 31, 1999, the Bank's regulatory liquidity ratio was 52.9%, which exceeded regulatory requirements. It is the intention of management to hold securities with short maturities in the Bank's investment portfolio in order to enable the Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

         Investment decisions are made by the Investment Committee composed of the Chief Executive Officer and Chief Financial Officer. The Bank's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 1999, the Bank's investment and mortgage-backed securities portfolio totaled approximately $84.3 million and consisted primarily of obligations of the U.S. Government and agency obligations and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

         At March 31, 1999, the Bank's investment securities portfolio did not contain any tax-exempt securities or securities of any issuer with an aggregate book value in excess of 10% of the Bank's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

         The Board of Directors sets the investment policy of the Bank which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Bank and the return on the investments. At
March 31, 1999, no investment securities were held for trading.   The policy
does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

         The Bank has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The market value of the investment and mortgage-backed securities portfolio was $84.6 million, $71.8 million and $53.8 million at March 31, 1999, 1998 and 1997, respectively.

                                             At March 31,
                         ----------------------------------------------------
                               1999             1998              1997
                         -----------------  --------------- -----------------
                                   Percent          Percent           Percent
                         Carry-    of       Carry-  of      Carry-    of
                         ing       Port-    ing     Port-    ing      Port-
                         Value     folio    Value   folio    Value    folio
                                       (Dollars in thousands)
Held to maturity
 (at amortized cost):
 U. S. Government
  treasury obligations.. $     -       - % $ 1,000    1.40%  $ 7,989   14.86%
 FNMA debentures........       -       -         -       -     2,000    3.72
 FHLB debentures........   4,000    4.74     7,336   10.28    10,467   19.47
 Real estate mortgage
  investment conduits
  ("REMICs")............   3,162    3.75     5,627    7.89     6,641   12.36
 FHLMC mortgage-backed
  securities............   3,370    4.00     5,111    7.16     6,800   12.65
 FNMA mortgage-backed
  securities............   6,183    7.33     9,603   13.46    12,961   24.12
 Municipal Securities...     943    1.12         -       -         -       -
                         -------  ------   -------  ------   -------  ------
                          17,658   20.94    28,677   40.19    46,858   87.18
                         -------  ------   -------  ------   -------  ------
Available for sale
 (at market value):
 U.S. Government
  treasury
  obligations...........        -      -     2,974    4.17     2,924    5.44
 FNMA debentures........        -      -     1,003    1.41         -       -
 FHLB debentures........   11,441  13.57     6,000    8.41       975    1.82
 REMICs.................   49,501  58.71    22,059   30.92     1,903    3.54
 FHLMC mortgage-backed
  securities............      701   0.84     1,038    1.45     1,087    2.02
 FNMA mortgage-backed
  securities............   3,169    3.76     9,593   13.45         -       -
 Municipal securities...     906    1.07         -       -         -       -
 Equity securities......     934    1.11         -       -         -       -
                         -------  ------   -------  ------   -------  ------
                          66,652   79.06    42,667   59.81     6,889   12.82
                         -------  ------   -------  ------   -------  ------
  Total investment
   securities........... $84,310  100.00%  $71,344  100.00%  $53,747  100.00%
                         =======  ======   =======  ======   =======  ======

         The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 1999.

                                  Less Than           One to         More Than Five          More Than
                                  One Year          Five Years        to Ten Years           Ten Years
                              -----------------  ----------------   -----------------   -----------------
                                       Weighted          Weighted            Weighted            Weighted
                                       Average           Average             Average             Average
                              Amount   Yield(1)  Amount  Yield(1)   Amount   Yield(1)   Amount   Yield(1)
                              ------   --------  ------  --------   ------   --------   ------   --------
                                                         (Dollars in thousands)
Municipal securities......... $    -       -%    $    -       -%    $   906    4.06%    $   943    5.50%
FHLB debentures..............  4,000    6.87      4,013    6.41       2,491    6.38       4,937    6.26
REMICs.......................      -       -          -       -       1,781    6.16      50,882    6.06
FHLMC mortgage-backed
 securities..................      -       -         37    8.33       2,622    6.41       1,412    6.82
FNMA mortgage-backed
 securities..................    191    5.74        445    5.63       6,304    6.57       2,412    6.94
Equity securities............      -       -          -       -           -       -         934       -
                              ------             ------             -------             -------
  Total...................... $4,191    6.82%    $4,495    6.35%    $14,104    6.31%    $61,520    5.99%
                              ======             ======             =======             =======
---------------
(1)  For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost.  Average yield calculations exclude equity securities that have no stated
     yield or maturity.

                                                         19

         In addition to U.S. Government Treasury obligations, the Bank invests in mortgage-backed securities and REMICs. Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC and the Government National Mortgage Association ("GNMA") that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings as other obligations of the Bank. See Note 4 of Notes to Consolidated Financial Statements for additional information.

         REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs nd preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Bank prohibit the purchase of high risk REMICs. At March 31, 1999, the Bank held REMICs with a net carrying value of $52.7 million, of which $3.2 million were classified as held-to-maturity and $49.5 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 1999, the Bank did not own any privately issued REMICs.

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

Deposit Activities and Other Sources of Funds

         General. Deposits, loan repayments and loan sales are the major sources of the Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposit Accounts. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers the rates offered by its competition, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

Deposit Balances

         The following table sets forth information concerning the Bank's certificates of deposit and other interest-bearing deposits at March 31, 1999.

                                                                     Percent
Interest                                        Minimum              of Total
Rate      Term         Category                 Amount     Balance   Deposits
----      ----         --------                 ------     -------   --------
                                                        (In thousands)

1.500%   None          NOW Accounts             $  100     $20,785     10.38%
2.750    None          Regular Savings             100      21,301     10.63
1.750    None          Maxi Checking             2,500       2,509      1.25
3.945    None          Money Market              2,500      25,222     12.59
None     None          Non-interest Checking       100      10,419      5.20

                       Certificates of Deposit
                       -----------------------

4.342   28-92 Days     Fixed-Term, Fixed-Rate    1,000       2,808      1.40
4.753     4-6 Months   Fixed-Term, Fixed-Rate    1,000      13,924      6.95
5.201   12-17 Months   Fixed-Term, Fixed-Rate    1,000      58,720     29.32
4.848      18 Months   Fixed-Term, Variable
                        Rate, Individual
                        Retirement Account
                        ("IRA")                  1,000         530      0.26
5.367   18-23 Months   Fixed-Term, Fixed-Rate    1,000       3,844      1.92
5.550   24-35 Months   Fixed-Term, Fixed-Rate    1,000      23,647     11.81
5.440   36-59 Months   Fixed-Term, Fixed-Rate    1,000       4,039      2.02
5.997   60-83 Months   Fixed-Term, Fixed-Rate    1,000      10,961      5.47
5.799   84-119 Months  Fixed-Term, Fixed-Rate    1,000       1,602      0.80
                                                          --------    ------
        Total                                             $200,311    100.00%
                                                          ========    ======


Deposit Flow

         The following table sets forth the balances of deposit accounts in the various types offered by the Bank at the dates indicated.

                                                          At March 31,
                     ------------------------------------------------------------------------------------
                                    1999                        1998                       1997
                     ---------------------------- --------------------------- ---------------------------
                                        Increase/                   Increase/                   Increase/
                     Balance   Percent (Decrease) Balance  Percent (Decrease) Balance  Percent (Decrease)
                     -------   ------- ---------- -------  -------  --------- -------  -------  ---------
                                                       (Dollars in thousands)
Non-interest-bearing
 demand............  $ 10,419    5.20%  $   986  $  9,433    5.25%  $ 2,348  $  7,085    4.18%   $ 1,738
NOW checking.......    20,785   10.38     1,489    19,296   10.73       822    18,474   10.91      1,469
Regular savings
 accounts..........    21,301   10.63     1,372    19,929   11.08    (1,305)   21,234   12.53       (541)
Money market deposit
 accounts..........    27,731   13.84     7,491    20,240   11.26     1,081    19,159   11.31      1,388
Fixed-rate certificates
  which mature(1):
    Within 12 months   16,732    8.35     6,543    10,189    5.67   (69,520)   79,709   47.05     12,197
    Within 12-36
     months........    86,741   43.31     1,056    85,685   47.64    67,469    18,216   10.75     (4,230)
    Beyond 36 months   16,602    8.29     1,549    15,053    8.37     9,514     5,539    3.27       (764)
                     --------  ------   -------  --------  ------   -------  --------  ------    -------
     Total.........  $200,311  100.00%  $20,486  $179,825  100.00%  $10,409  $169,416  100.00%   $11,257
                     ========  ======   =======  ========  ======   =======  ========  ======    =======
----------------
(1)  IRAs of $12.0 million, $11.0 million, and $10.9 million at March 31, 1999, 1998 and 1997, respectively, are included in certificate balances.

                                                         22

Certificates of Deposit by Rates and Maturities

         The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                                    At March 31,
                                        ---------------------------------
                                           1999         1998        1997
                                           ----         ----        ----
                                                   (In thousands)

 Below 4.00%........................    $    102     $      -    $    212
 4.00 -  4.99%......................      37,303        1,912       4,063
 5.00 -  5.99%......................      73,315       86,738      82,336
 6.00 -  7.99%......................       9,344       22,255      16,786
 8.00 -  9.99%......................          11           22          67
                                        --------     --------    --------
   Total............................    $120,075     $110,927    $103,464
                                        ========     ========    ========

          The following table sets forth the amount and maturities of certificates of deposit at March 31, 1999.

                                               Amount Due
                              -----------------------------------------------
                              Less Than   1-2     After     After
                              One Year   Years  2-3 Years  3 Years    Total
                              --------   -----  ---------  -------    -----
                                               (In thousands)

 Below 4.00%................  $   102   $     -   $    -   $    -   $    102
 4.00 -  4.99%..............   33,331     3,261      529      182     37,303
 5.00 -  5.99%..............   55,586    11,445    2,604    3,680     73,315
 6.00 -  7.99%..............    4,425     1,806      954    2,159      9,344
 8.00 -  8.99%..............       11         -        -        -         11
                              -------   -------   ------   ------   --------
  Total.....................  $93,455   $16,512   $4,087   $6,021   $120,075
                              =======   =======   ======   ======   ========

         The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 1999.

                                                                Weighted
Maturity Period                                       Amount    Average Rate
---------------                                       ------    ------------
                                                     (Dollars in thousands)

Three months or less                                $  7,442       5.43%
Over three through six months                          8,598       5.35
Over six through 12 months                             8,026       5.28
Over 12 months                                         4,859       5.82
                                                     -------
Total                                                $28,925       5.43
                                                     =======

Deposit Activities

         The following table sets forth the deposit activities of the Bank for the periods indicated.

                                           Year Ended March 31,
                                   --------------------------------------
                                     1999          1998           1997
                                     ----          ----           ----
                                               (In thousands)

Beginning balance..............    $179,825       $169,416      $158,159
Net increase before
 interest credited.............      12,382          2,971         4,223
Interest credited..............       8,104          7,438         7,034
Net increase in                    --------       --------      --------
 savings deposits..............      20,486         10,409        11,257
                                   --------       --------      --------
Ending balance.................    $200,311       $179,825      $169,416
                                   ========       ========      ========

         In the unlikely event the Bank is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Bank. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

         Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage loans.

         The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% line of credit with the FHLB-Seattle and authority to borrow up to 5% of assets under a short-term line of credit.

         At March 31, 1999, the Bank had $42.6 million of outstanding advances from the FHLB-Seattle under an available credit facility of $103.9 million. Approximately $35.0 million of such outstanding advances were used to purchase mortgage-backed securities, classified as available for sale at March 31, 1999, with the goal of recognizing income on the difference between the rate paid on the advances and the rate earned on the mortgage-backed securities. The success of this activity depends on maintaining over time a positive differential between the yields earned on the securities and the rates paid on the advances. Since the yields earned on the securities are generally capped while the rates paid on the advances generally are not capped, there is the risk that this differential will narrow or be eliminated in a rising interest rate environment. See Note 4 of Notes to Consolidated Financial Statements.

         The Bank may occasionally enter into sales of securities under agreements to repurchase ("repurchase agreements") with nationally recognized primary securities dealers. The repurchase agreements are generally for terms up to 30 days. Repurchase agreements are accounted for as borrowings and are secured by designated investment securities. At March 31, 1999, the Bank had no reverse repurchase agreements outstanding.

         The following tables set forth certain information concerning the Bank's borrowings at the dates and for the periods indicated.

                                               At March 31,
                                        --------------------------
                                        1999       1998      1997
                                        ----       ----      ----
Weighted average rate paid on
  FHLB advances....................     4.87%      5.96%     6.49%

                                            Year Ended March 31,
                                        --------------------------
                                        1999       1998      1997
                                        ----       ----      ----
                                          (Dollars in thousands)

Maximum amounts of FHLB
 advances outstanding
 at any month end                    $49,550   $ 33,550   $32,750
Approximate average FHLB
 advances outstanding                 34,008     30,512    29,068
Approximate weighted
 average rate paid on
 FHLB advances                          5.36%      6.47%     6.50%


                                 REGULATION

General

         The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act ("HOLA"), and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

         Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

         The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $2.6 million at March 31, 1999.

         Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

         Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

         Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

         On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

         The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S.

Government, state or federal agency obligations, mortgage- backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

         Prompt Corrective Action. The FDIA requires each federal banking agency to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

         At March 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

         Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test and its QTL percentage was 94%.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it
to transfer to the BIF.   If such an association has not yet requalified or
converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.
If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

         Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

         OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncummulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

         As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

         Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

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

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

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

         At March 31, 1999, the Bank's core capital of approximately $46.5 million, or 15.7% of adjusted total assets, was $37.6 million in excess of the OTS requirement of $8.9 million, or 3% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $46.5 million, or 15.7% of adjusted total assets, was $42.1 million in excess of the OTS requirement of $4.4 million, or 1.5% of adjusted total assets. Finally, at March 31, 1999, the Bank had risk-based capital of approximately $47.1 million, or 28.6% of total risk-weighted assets, which was $33.9 million in excess of the OTS risk-based capital requirement of $13.2 million, or 8% of risk-weighted assets.

         Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

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

         The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1999, the Bank's regulatory limit on loans to one borrower was $7.1 million. At March 31, 1999, the Bank's two largest aggregate amount of loans to one borrower were each $4.7 million.

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

         Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

         Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from
Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

                                  TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

         Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

         The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

         Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         Audits. The Bank's federal income tax returns have not been audited within the past five years.

State Taxation

         General. The Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

         Audits. The Bank's business and occupation tax returns were audited for the period January 1, 1992 through December 31, 1995 resulting in an additional tax liability of $48,000, which the Bank has paid.

Competition

         There are several financial institutions in the Bank's primary market area from which the Bank faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from money market mutual funds and other short-term money market securities and corporate and government securities. The Bank's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

Subsidiary Activities

         Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 1999, the Bank's investments of $545,000 in Riverview Services, Inc. ("Riverview Services") its wholly owned subsidiary, and the investment of $945,000 in Riverview Assets Management Corp. ("RAM Corp"), a 90% owned subsidiary, were within these limitations.

         Riverview Services, a wholly-owned subsidiary, acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $60 for each deed of trust. Riverview Services had net income of $75,000 for the fiscal year ended March 31, 1999 and total assets of $549,000 at that date. Riverview Services' operations are included in the consolidated financial statements of the Company.

         RAM Corp is a trust company providing trust, estate planning and investment management services. RAM Corp commenced business December 1998 and had a net loss of $61,000 for the fiscal year ended March 31, 1999 and total assets of $1.2 million at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 1999, total assets
under  management approximated $21.0 million.   RAM Corp's operations are
included in the consolidated financial statements of the Company.

Personnel

         As of March 31, 1999, the Bank had 111 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

         Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name              Age(1)  Position
----              ------  --------

Patrick Sheaffer   57     President and Chief Executive Officer

Ron Wysaske        46     Executive Vice President, Treasurer and Chief
                          Financial Officer
------------
(1)  At March 31, 1999.

         Patrick Sheaffer joined the Bank in 1965 and has served as President and Chief Executive Officer since 1976. He became Chairman of the Board in March 1993. He is responsible for the daily operations and the management of the Bank. Mr. Sheaffer is active in numerous professional and civic organizations. Mr. Sheaffer is a founding director of Epitope Biotech Company, a Nasdaq-listed company located in Portland, Oregon.

         Ron Wysaske joined the Bank in 1976. Before joining the Bank, he was an audit and tax accountant at Price Waterhouse & Co. He became Executive Vice President, Treasurer and Chief Financial Officer in 1981. He is responsible for administering all finance, accounting and treasury functions at the Bank. He is a member of several professional organizations, including the American Institute of Certified Public Accountants, the Financial Managers Society and the Financial Executive Institute. Mr. Wysaske is a licensed certified public accountant in the State of Washington.

Item 2.  Properties
-------------------

         The following table sets forth certain information relating to the Bank's offices as of March 31, 1999.

                                         Approximate
Location                  Year Opened   Square Footage       Deposits
--------                  -----------   --------------       --------
                                                          (In millions)
Main Office:

700 N.E. Fourth Avenue       1975           25,000            $45.4
Camas, Washington(3)

                                         Approximate
Location                  Year Opened   Square Footage       Deposits
--------                  -----------   --------------       --------
                                                          (In millions)

Branch Offices:

1737 B Street                1963            2,200            $24.6
Washougal, Washington

225 S.W. 2nd Street          1971            1,700            $23.5
Stevenson, Washington(3)

330 E. Jewett Boulevard      1977            3,200            $17.9
White Salmon, Washington

15 N.W. 13th Avenue          1979            2,000            $17.7
Battle Ground, Washington(3)

412 South Columbus           1983            2,500            $10.9
Goldendale, Washington

11505-K N.E. Fourth Plain
 Boulevard                   1994            3,500            $12.0
Vancouver, Washington(3)
"Orchards" Office

7735 N.E. Highway 99         1994            4,800            $28.9
Vancouver, Washington(2)(3)
"Hazel Dell" Office

1011 Washington Way          1994            2,000            $16.7
Longview, Washington(2)(3)

900 Washington St.           1998            5,300             $3.9
Vancouver, Washington (1)(3)

---------------
(1)   Leased.
(2) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Bank assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(3)   Location of an automated teller machine.

         The Bank uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 1999, the net book value of the Bank's office properties, furniture, fixtures and equipment was $6.2 million.

Item 3.  Legal Proceedings
--------------------------

         Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

         At March 31, 1999, the Company had 5,780,824 shares of Common Stock issued and outstanding, 933 stockholders of record and an estimated 1,200 holders in nominee or "street name."

         Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company are dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings
association's capital level.  See "REGULATION   Federal Regulation of Savings
Associations -- Limitations on Capital Distributions." In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein.

         The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. Prior to that time and since October 22, 1993, the common stock of the Bank traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during the 1999 and 1998 fiscal years. At March 31, 1999, there were 11 market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                               Cash Dividend
Fiscal Year Ended March 31, 1999               High     Low       Declared
--------------------------------               ----     ---       --------

Quarter Ended March 31, 1999...............   $13.50   $11.75      $0.060
Quarter Ended December 31, 1998............    13.63    11.75       0.060
Quarter Ended September 30, 1998...........    17.00    11.25       0.060
Quarter Ended June 30, 1998................    19.13    16.00       0.060

                                                               Cash Dividend
Fiscal Year Ended March 31, 1998               High     Low       Declared
--------------------------------               ----     ---       --------

Quarter Ended March 31, 1998...............   $17.88   $15.50      $0.035
Quarter Ended December 31, 1997............    18.00    12.88       0.030
Quarter Ended September 30, 1997...........    12.82     8.75           -
Quarter Ended June 30, 1997................     9.46     7.10       0.024

Item 6.   Selected Financial Data
---------------------------------

         The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.

                                               At March 31,
                             ------------------------------------------------
                               1999      1998      1997     1996      1995
                               ----      ----      ----     ----      ----
                                              (In thousands)
FINANCIAL CONDITION DATA:

Total assets................ $302,601  $273,174  $224,385  $209,506  $190,609
Loans receivable, net(1).... 187,177    162,628   151,774   128,169   103,772
Mortgage-backed certificates
 held to maturity, at
 amortized cost.............  12,715     20,341    26,402    28,375    31,922
Mortgage-backed certificates
 available for sale, at fair
 value......................  53,372     32,690     2,990     2,004         -
Cash and interest-bearing
 deposits...................  17,207     27,482     6,951     5,585     6,499
Investment securities held
 to maturity, at amortized
 cost.......................   4,943      8,336    20,456    29,729    36,767
Investment securities
 available for sale,
 at fair value..............  13,280      9,977     3,899     3,932         -
Deposit accounts............ 200,311    179,825   169,416   158,159   145,449
FHLB advances...............  42,550     29,550    27,180    26,050    23,000
Shareholders' equity........  56,867     61,082    25,022    23,086    20,533

                                               At March 31,
                             ------------------------------------------------
                               1999      1998      1997     1996      1995
                               ----      ----      ----     ----      ----
                                              (In thousands)
OPERATING DATA:

Interest income...........   $23,114    $20,302   $17,476   $15,996   $13,232
Interest expense..........     9,925      9,389     8,923     8,416     5,927
                              ------    -------   -------   -------   -------
Net interest income.......    13,189     10,913     8,553     7,580     7,305
Provision for loan losses.       240        180       180         -         -
Net interest income after     ------    -------   -------   -------   -------
 provision for loan losses    12,949     10,733     8,373     7,580     7,305
Gains from sale of loans
 securities and real
 estate owned.............       283        269       106       396       111
Non-interest income.......     2,591      2,211     1,768     1,619     1,139
Non-interest expenses(2)..     9,055      7,218     7,204     5,607     4,889
Income before federal         ------    -------   -------   -------   -------
 income tax provision and
 extraordinary item.......     6,768      5,995     3,043     3,988     3,666
Provision for federal
 income taxes.............     2,305      2,071     1,035     1,375     1,220
                              ------    -------   -------   -------   -------
Net income................    $4,463    $ 3,924   $ 2,008   $ 2,613   $ 2,446
                              ======    =======   =======   =======   =======

                                               At March 31,
                             ------------------------------------------------
                               1999      1998      1997     1996      1995
                               ----      ----      ----     ----      ----
OTHER DATA:

Number of:
 Real estate loans
  outstanding.............     2,956      3,155     3,260     2,939     2,894
 Deposit accounts.........    21,639     20,395    19,300    18,318    16,816
 Full service offices.....        10          9         9         9         9

                                     At or For the Year Ended March 31,
                             ------------------------------------------------
                               1999      1998      1997     1996      1995
                               ----      ----      ----     ----      ----
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets..      1.55%      1.56%     0.92%     1.31%     1.41%
Return on average equity..      7.33       9.15      8.38     12.02     12.59
Dividend payout ratio
 (3)(4)(7)................     30.38      11.77     10.56      6.62     16.80
Interest rate spread......      3.83       3.72      3.72      3.62      4.11
Net interest margin.......      4.81       4.61      4.19      4.05      4.49
Non-interest expense to
 average assets(5)........      3.14       2.87      3.30      2.80      2.82
Efficiency ratio (non-
 interest expense divided by
 the sum of net interest
 income and non-interest
 income)(6)...............     56.37      53.89     69.09     58.44     57.15

Asset Quality Ratios:
Average interest-earning
 assets to interest-bearing
 liabilities..............    127.02     122.21    110.80    109.63    110.39
Allowance for loan losses
 to total loans at end of
 period...................      0.54       0.53      0.50      0.47      0.58
Net charge-offs (recoveries)
 to average outstanding
 loans during the period..      0.04       0.02         -         -     (0.01)
Ratio of nonperforming assets
 to total assets..........      0.44       0.19      0.10      0.26      0.13

Capital Ratios:
Average equity to average
 assets...................     21.08      17.02     10.98     10.87     11.20
Equity to assets at end of
 fiscal year..............     18.79      22.36     11.15     11.02     10.77

------------------
(1)   Includes loans held for sale.
(2) Includes $947,000 special SAIF assessment in the year ended March 31, 1997.
(3) Prior to the consummation of the Conversion and Reorganization on September 30, 1997, all cash dividends paid by the Bank had been waived by the MHC
(4)   Excludes cash dividends waived by the MHC.
(5) Non-interest expense to average assets was 2.87% at March 31, 1997 without special SAIF assessment.
(6) Efficiency ratio was 60.0% at March 31, 1997 without special SAIF assessment.
(7)   Net income divided by dividends paid.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

General

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto and the other sections contained in this Form 10-K.

Operating Strategy

         The Bank's business consists principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to- four family residences located in its primary market area. The Bank also actively originates residential and construction loans secured by properties located in its primary market area. To a lesser extent, the Bank also originates consumer loans, business loans, commercial real estate loans, and land loans. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB-Seattle advances may be used as a supplemental source of funds.

         The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income, net, includes income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned and net gains and losses on sales of interest-earning assets. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

         The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to home mortgage lending, consumer installment lending, small business lending and providing quality financial services to local customers. The Bank has sought to implement this strategy by: (i) emphasizing the origination of residential mortgage loans, including one- to- four family residential construction loans; (ii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iii) operating as a mortgage banker by selling fixed rate mortgages to the secondary market on a servicing-retained basis, thereby increasing the loan servicing portfolio and income; (iv) brokering customer loans to third-party lenders, which generates fee income; (v) reducing interest rate risk exposure by matching asset and liability durations and rates; (vi) improving asset quality; (vii) containing operating expenses; and (viii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Year 2000

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. The Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets, such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non- information technology assets, which include automated teller machines ("ATM"), copiers, fax machines, elevators, microfilmers, and HVAC systems, is also primarily dependent upon Year 2000 compliance efforts and results of third-parties.

         State of Readiness. The Company began developing a plan to address the Year 2000 issues in 1997, and in 1998 appointed a Year 2000 Committee comprised of representatives from all key areas of the Company, including Senior Management. The Year 2000 Committee has developed and is currently implementing a comprehensive project to make all information technology assets and all non-information technology assets Year 2000 compliant. Testing of hardware has been completed and non-compliant information technology hardware has been replaced or ordered. The committee provides periodic reports to the Company's Board of Directors in order to assist them in their Year 2000 readiness oversight role.

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

         3. Renovation - Review of vendor and service providers responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed.

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

         Costs to Address the Year 2000 Issue. The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $90,000.

         Risks Presented by the Year 2000 Issue. Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, lending and loan servicing, general ledger, fixed assets and accounts payable. Some of these functions operate in-house on network micro-computers, but they are all integrated and interfaced with the third-party service bureau system. The third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau started during the fourth quarter of the calendar year 1998 was completed during the first quarter of the calendar year 1999.

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

         Contingency Plans.   Where it is possible to do so, the Company has
scheduled testing with third-party vendors and service providers. Where it is not possible, the Company will rely upon certifications of Year 2000 compliance from third-party vendors and service providers. As of March 31, 1999, certifications of Year 2000 compliance have been received from most of the Company's third-party vendors and service providers. Testing with selected mission critical providers has been scheduled for the first quarter of 1999. The Company will supplement its existing business continuity plans to deal with the special circumstances of Year 2000 problems.

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

Comparison of Financial Condition at March 31, 1999 and 1998

         Total assets were $302.6 million at March 31, 1999, compared to $273.2 million at March 31, 1998. This increase resulted primarily from the growth in the loan portfolio and the increase in investment securities and mortgage-backed securities. These increases were funded primarily by deposit growth and an increase in FHLB advances.

         Loans receivable, net, were $186.8 million at March 31, 1999 compared to $161.2 million at March 31, 1998, a 15.9% increase. Increases primarily in residential and commercial construction loans as well as commercial, land, and non-residential loans contributed to the increase in loans receivable, net. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

         Loans held-for-sale were $341,000 at March 31, 1999, compared to $1.4 million at March 31, 1998. The difference resulted primarily from timing differences in the funding of loans.

         Cash and cash equivalents decreased to $17.2 million at March 31, 1999, from $27.5 million at March 31, 1998 as a result of loan growth, and mortgage-backed and investment securities growth.

         Investment securities held-to-maturity were $4.9 million at March 31, 1999, compared to $8.3 million at March 31, 1998. The $3.4 million decrease was a result of investment maturities.

         Investment securities available-for-sale were $13.3 million at March 31, 1999, compared to $10.0 million at March 31, 1998. The $3.3 million increase reflected the investment of excess liquidity.

         Mortgage-backed securities held-to-maturity were $12.7 million at March 31, 1999, compared to $20.3 million at March 31, 1998. The decrease is a result of prepayments.

         Mortgage-backed securities available-for-sale were $53.4 million at March 31, 1999, compared to $32.7 million at March 31, 1998. The $20.7 million net increase reflected the investment of FHLB advance proceeds of $30.0 million borrowed September 1998, and the result of prepayments.

         Total deposits were $200.3 million at March 31, 1999, compared to $179.8 million at March 31, 1998. Management attributes this increase primarily to the growth in the Bank's market area and to promotions of checking and money market deposit accounts.

         FHLB advances increased to $42.6 million at March 31, 1999 from $29.6 million at March 31, 1998. Approximately $35.0 million of the outstanding advances at March 31, 1999 and $15.0 million at March 31, 1998 were used to purchase mortgage-backed securities, classified as available-for-sale, with the goal of recognizing income on the difference between the rate paid on the advances and the rate earned on the mortgage-backed securities.

         Shareholders' equity decreased $4.2 million to $56.9 million at March 31, 1999 from $61.1 million at March 31, 1998 primarily as a result of treasury share repurchases of $5.5 million, Management Recognition and Development Plan ("MRDP") share repurchases of $2.0 million, and growth in retained earnings, less cash dividends of $1.4 million paid to the Public Stockholders.

Comparison of Operating Results for the Years Ended March 31, 1999 and 1998

         Net Income. Net income was $4.5 million, or $0.78 per share for the year ended March 31, 1999, compared to $3.9 million, or $0.66 per share for the year ended March 31, 1998. Earnings per share information has been retroactively adjusted for stock dividends paid and the stock offering. Earnings were higher for the year ended March 31, 1999, primarily as a result of higher net interest income.

         Net Interest Income. Net interest income increased $2.3 million to $13.2 million for the year ended March 31, 1999 compared to $10.9 million for the year ended March 31, 1998. The increased net interest income resulted primarily from the increase in the average balance of net loans to $174.7 million in 1999 compared to $159.4 million in 1998, and the increase in the average balance of mortgage-backed securities to $61.0 million in 1999 compared to $43.9 million in 1998. Net interest margin for the year ended March 31, 1999 rose to 4.81% from 4.61% for the 1998 fiscal year primarily as a result of the loan and investment earnings on funds provided by deposit growth and increases in FHLB advances.

         Interest Income. Interest income totaled $23.1 million and $20.3 milion, for fiscal years 1999 and 1998, respectively. Average interest-earning assets increased 15.8% to $274.2 million for the year ended March 31, 1999, compared to $236.8 million for the year ended March 31, 1998, and the yield on all interest-earning assets was 8.43% for fiscal year 1999 compared to 8.57% for fiscal year 1998.

         Interest Expense.   Interest expense for the year ended March 31,
1999 totaled $9.9 million, a $0.5 million, or 5.7% increase from $9.4 million the prior year. The increase was primarily a result of an increase in the average balances of certificate of deposits from $105.4 million to $116.2 million for the 1998 and 1999 fiscal years, respectively, as a result of deposit growth. The average cost on other interest-bearing liabilities (primarily FHLB advances) was

5.35% in fiscal 1999 compared to 6.29% in fiscal 1998 as a result of the renewal of maturing and borrowing of new FHLB advances at lower interest rates. The average balance of other interest-bearing liabilities for the year ended March 31, 1999 was $34.0 million compared to $31.0 million for the year ended March 31, 1998. The effect was to produce interest expense of $1.8 million for other interest-bearing liabilities for the year ended March 31, 1999, compared to $2.0 million for the year ended March 31, 1998.

         Provision for Loan Losses.    The provision for loan losses for the
year ended March 31, 1999 was $240,000 compared to $180,000 for the year ended March 31, 1998. The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 1999 was $1.1 million, or .54% of total loans receivable compared to $984,000, or .53% at March 31, 1998. At March 31, 1999, management deemed the allowance for loan losses adequate at that date. Non-performing assets totaled $1.3 million, or .44% of total assets at March 31, 1999 as compared to $517,000, or .19% at March 31, 1998.

         Non-Interest Income.    The Company's principle sources of non-
interest income include loan fees, deposit service charges, and net gains on the sale of securities and loans available for sale. Non-interest income including gains on sales of assets for fiscal years 1999 and 1998 was $2.9 million and $2.5 million, respectively. Mortgage broker fees (included in fees and service charges) totaled $944,000 for the year ended March 31, 1999 compared to $746,000 for the previous year and related commission compensation expense was $740,000 for the fiscal year ended March 31, 1999 compared to $624,000 for the fiscal year ended March 31, 1998, both as a result of an increase in brokered loan production from $89.2 million in 1998 to $141.1 million in 1999. For the fiscal year ended March 31, 1999, gains on sale of loans and investments totaled $283,000 compared to $269,000 of gains recorded in 1998. The total loans-serviced-for-others portfolio was $84.6 million at March 31, 1999 and generated $116,000 of servicing fees for fiscal 1999, versus $249,000 for fiscal 1998. The reduction in servicing fees was due to loan prepayments. The purchased and originated mortgage servicing rights assets were $263,000 and $335,000, respectively at March 31, 1999, and were being amortized over the life of the underlying loan servicing.

         Non-Interest Expense.   Non-interest expense increased $1.8 million,
or 25.5% to $9.1 million for fiscal year 1999 compared to $7.2 million for fiscal year 1998. The principle component of the Bank's non-interest expense was salaries and employee benefits. For the year ended March 31, 1999, salaries and employee benefits, which includes mortgage broker commission compensation, was $5.0 million, or a $1.0 million increase over the prior year total of $4.0 million. As mentioned previously, commission compensation expense was $740,000 for the fiscal year ended March 31, 1999 compared to $624,000 for the fiscal year ended March 31, 1998. Full-time equivalent employees have increased to 111 at March 31, 1999 from 92 at March 31, 1998. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense.

         The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see "Item 1. Business -- Properties," and the related acquisition of $42 million in customer deposits created a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ( $1.7 million at March 31, 1999) is being amortized over the remaining life of the underlying customer relationships; currently estimated at five years. The amortization cost of the CDI was $327,000 for both fiscal years 1999 and 1998.

         Provision for Federal Income Taxes.   Provision for federal income
taxes was $2.3 million for the year ended March 31, 1999 compared to $2.1 million for the year ended March 31, 1998 as a result of higher income before taxes. The effective tax rate for fiscal year 1999 was 34.1% compared to 34.5% for fiscal 1998.

Comparison of Operating Results for the Years Ended March 31, 1998 and 1997

         Net Income. Net income was $3.9 million, or $0.66 per share for the year ended March 31, 1998, compared to $2.0 million, or $0.33 per share (basic) for the year ended March 31, 1997. Earnings per share information has been retroactively adjusted for stock dividends paid and the stock offering. Earnings were higher for the year ended March 31, 1998, primarily as a result of the stock offering which increased investable assets. Also, the legislatively-mandated one-time assessment levied by the FDIC on all SAIF-insured institutions to re-capitalize the SAIF amounted to $947,000 ($625,000 after tax) for the year ended March 31, 1997.

         Net Interest Income. Net interest income increased $2.3 million to $10.9 million for the year ended March 31, 1998 compared to $8.6 million for the year ended March 31, 1997. The increased net interest income resulted primarily from the increase in the average balance of net loans to $159.4 million in 1998 compared to $141.4 million in 1997, and the increase in the average balance of mortgage-backed securities to $43.9 million in 1998 compared to $30.2 million in 1997. Net interest margin for the year ended March 31, 1998 rose to 4.61% from 4.19% for the 1997 fiscal year primarily as a result of the loan and investment earnings on the proceeds of the stock offering.

         Interest Income. Interest income totaled $20.3 million and $17.5 million, for fiscal years 1998 and 1997, respectively. Average interest-earning assets increased 16.1% to $236.8 million for the year ended March 31, 1998, compared to $204.0 million for the year ended March 31, 1997, and the yield on all interest-earning assets was 8.57% for both fiscal years 1998 and 1997.

         Interest Expense. Interest expense for the year ended March 31, 1998 totaled $9.4 million, a $466,000 or 5.2% increase from $8.9 million the prior year. The increase was primarily a result of an increase in the average balances of certificate of deposits from $99.7 million to $105.4 million for the 1997 and 1998 fiscal years, respectively, as a result of deposit growth unaffected by any special promotions. The average cost on other interest-bearing liabilities (primarily FHLB advances) was 6.29% in fiscal 1998 compared to 6.50% in fiscal 1997 as a result of the renewal of maturing FHLB advances at lower interest rates. The average balance of other interest-bearing liabilities for the year ended March 31, 1998 was $31.0 million compared to $29.1 million for the year ended March 31, 1997. The effect was to produce interest expense of $2.0 million for other interest-bearing liabilities for the year ended March 31, 1998, compared to $1.9 million for the year ended March 31, 1997.

         Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1998 was $180,000 compared to $180,000 for the year ended March 31, 1997. The allowance for loan losses at March 31, 1998 was $984,000, or .53% of total loans receivable compared to $831,000, or .50% at March 31, 1997. At March 31, 1998, management deemed the allowance for loan losses adequate at that date. Non-performing assets totaled $517,000, or .19% of total assets at March 31, 1998 as compared to $222,000, or .10% at March 31, 1997.

         Non-Interest Income. Non-interest income including gains on sales of assets for fiscal years 1998 and 1997 was $2.5 million and $1.9 million, respectively. Mortgage broker fees (included in fees and service charges) totaled $746,000 for the year ended March 31, 1998 compared to $394,000 for the previous year and related commission compensation expense was $624,000 for the fiscal year ended March 31, 1998 compared to $335,000 for the fiscal year ended March 31, 1997, both as a result of an increase in brokered loan production from $60.9 million in 1997 to $89.2 million in 1998. For the fiscal year ended March 31, 1998, gains on sale of loans and investments totaled $269,000 compared to $106,000 of gains recorded in 1997. The increase in gains for 1998 compared to 1997 resulted primarily from the sale of two securities in March 1998 for a gain of $151,000. The total loans-serviced-for-others portfolio was $87.4 million at March 31, 1998 and generated $249,000 of servicing fees for fiscal 1998, versus $279,000 for fiscal 1997. The purchased and originated mortgage servicing rights assets were $359,000 and $125,000, respectively, at March 31, 1998, and were being amortized over the life of the underlying loan servicing.

         Non-Interest Expense. Non-interest expense was unchanged at $7.2 million for fiscal 1998 and fiscal 1997. On September 30, 1996, President Clinton signed into law legislation requiring all SAIF members (like the Bank) to pay a special one-time premium of 65.7 basis points based on assessable deposits at March 31, 1995. The special premium of $947,000, was accounted for as an expense and immediately reduced the capital of the Bank by the amount of the premium, net of taxes of approximately $322,000, and reduced net income for the year ended March 31, 1997 by approximately $625,000. Effective January 1, 1997 the special assessment increased the SAIF reserve level to the statutory requirement of 1.25%. The legislation also reduced the Bank's ongoing insurance premiums from an average of 23.0 basis points to 6.5 basis point. FDIC insurance premiums totaled $114,000 for the year ended March 31, 1998, compared to $275,000 for the year ended March 31, 1997.

         For the year ended March 31, 1998, salaries and employee benefits, which includes mortgage broker commission compensation, was $4.0 million, or an $860,000 increase over the prior year total of $3.2 million. As mentioned previously, commission compensation expense was $624,000 for the fiscal year ended March 31, 1998 compared to $335,000 for the fiscal year ended March 31, 1997. Full-time equivalent employees increased to 92 at March 31, 1998 from 82 at March 31, 1997. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense. The amortization of the CDI related to the acquisition from the RTC in May 1994 was $327,000 for both fiscal years 1998 and 1997.

         Provision For Federal Income Taxes. Provision for federal income taxes was $2.1 million for the year ended March 31, 1998 compared to $1.0 million for the year ended March 31, 1997 as a result of higher income before taxes. The effective tax rate for fiscal year 1998 was 34.5% compared to 34.0% for fiscal 1997.

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


                                                        Year Ended March 31,
                    -------------------------------------------------------------------------------------
                                  1999                         1998                         1997
                    ---------------------------- ---------------------------  ---------------------------
                                Interest                     Interest                     Interest
                    Average      and     Yield/  Average      and     Yield/  Average      and     Yield/
                    Balance   Dividends  Cost    Balance   Dividends  Cost    Balance   Dividends  Cost
                    -------   ---------  ----    -------   ---------  ----    -------   ---------  ----
                                                     (Dollars in thousands)
Interest-earning
 assets:
 Mortgage loans.... $154,450   $15,117   9.79%   $142,463   $13,596   9.54%   $128,552   $12,087   9.40%
 Non-mortgage loans   20,288     1,998   9.85      16,909     1,642   9.71      12,835     1,252   9.75
                    --------   -------   ----    --------   -------   ----    --------   -------   ----
   Total net loans.  174,738    17,115   9.79     159,372    15,238   9.56     141,387    13,339   9.43
Mortgage-backed
 securities........   61,041     3,755   6.15      43,880     3,010   6.86      30,212     2,135   7.07
Investment
 securities........   20,031     1,215   6.07      19,077     1,221   6.40      29,048     1,832   6.31
Daily interest-
 earning...........   16,131       838   5.19      12,622       687   5.44         708        40   5.65
Other earning assets   2,275       191   8.40       1,865       146   7.83       2,619       130   4.96
 Total interest-    --------   -------   ----    --------   -------   ----    --------   -------   ----
  earning assets...  274,216    23,114   8.43     236,816    20,302   8.57     203,974    17,476   8.57

Non-interest-earning
 assets:
 Office properties
  and equipment, net   5,412                        4,748                        4,516
 Real estate, net..      471                          471                          471
 Other non-interest-
  earning assets...    8,488                        9,872                        9,375
                    --------                     --------                     --------
 Total assets...... $288,587                     $251,907                     $218,336
                    ========                     ========                     ========
Interest-bearing
 liabilities:
 Regular savings
  accounts.........  $20,374       560   2.75    $ 20,097       553   2.75     $21,408       588   2.75
 NOW accounts......   23,875       309   1.29      19,480       287   1.47      15,915       234   1.47
 Money market
  accounts.........   21,470       790   3.68      17,784       649   3.65      18,046       617   3.42
 Certificates of
  deposit..........  116,165     6,445   5.55     105,382     5,949   5.65      99,657     5,595   5.61

                    --------   -------   ----    --------   -------   ----    --------   -------   ----
  Total deposits.... 181,884     8,104   4.46     162,743     7,438   4.57     155,026     7,034   4.54
 Other interest-
  bearing liabilities 34,008     1,821   5.35      31,039     1,951   6.29      29,068     1,889   6.50
  Total interest-   --------   -------   ----    --------   -------   ----    --------   -------   ----
   bearing
   liabilities...... 215,892     9,925   4.60     193,782     9,389   4.85     184,094     8,923   4.85

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits..........   9,636                       12,466                        7,047
 Other liabilities..   2,212                        2,776                        3,229
                    --------                     --------                     --------
  Total liabilities. 227,740                      209,024                      194,370
 Shareholders'
  equity              60,847                       42,883                       23,966
Total liabilities   --------                     --------                     --------
 and shareholders'
 equity.............$288,587                     $251,907                     $218,336
                    ========                     ========                     ========
Net interest income.           $13,189                      $10,913                        8,553
                               =======                      =======                        =====
Interest rate spread                     3.83%                        3.72%                        3.72%
                                         ====                         ====                         ====
Net interest margin.                     4.81%                        4.61%                        4.19%
                                         ====                         ====                         ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                   127.02%                      122.21%                      110.80%
                                       ======                       ======                       ======

                                                         46

Yields Earned and Rates Paid

         The following table sets forth for the periods and at the date indicated and the weighted average yields earned on the Bank's assets, the weighted average interest rates paid on the Bank's liabilities, together with the net yield on interest-earning assets.

                                                      Year Ended March 31,
                                      At March 31,  -----------------------
                                         1999       1999      1998     1997
                                         ----       ----      ----     ----
Weighted average yield earned on:
 Total net loans(1).................     8.34%      8.59%     8.74%    8.58%
 Mortgage-backed securities.........     6.03       6.15      6.86     7.07
 Investment securities .............     5.93       6.07      6.40     6.31
 All interest-earning assets........     7.56       7.66      8.02     7.98

Weighted average rate paid on:
 Deposits...........................     4.12       4.46      4.57     4.54
 FHLB advances and other borrowings.     4.87       5.35      6.29     6.50
 All interest-bearing liabilities...     4.25       4.60      4.85     4.85

Interest rate spread (spread
 between weighted average rate on
 all interest-earning assets and all
 interest-bearing liabilities)(1)...     3.30       3.06      3.17     3.13

Net interest margin (net interest income
 (expense) as a percentage of average
 interest-earning assets)(1)........      N/A       4.04      4.06     3.60

--------------------
(1) Weighted average yield on total net loans at March 31, 1999, excludes deferred loan fees.

Rate/Volume Analysis

         The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                     Year Ended March 31,
                    ----------------------------------------------------------
                            1999 vs. 1998               1998 vs. 1997
                    ------------------------------ ---------------------------
                     Increase (Decrease)           Increase (Decrease)
                            Due to        Total         Due to        Total
                    --------------------  Increase  ----------------- Increase
                                  Rate/   (De-                  Rate/ (De-
                    Volume  Rate  Volume  crease)  Volume  Rate Volume crease)
                                           (In Thousands)
Interest Income:
 Mortgage loans.... $1,144  $ 348  $  29  $ 1,521  $1,308  $181  $ 20  $1,509
 Non-mortgage
  loans............    328     23      5      356     397    (5)   (2)    390
 Mortgage-backed
  securities.......  1,177   (311)  (121)     745     966   (63)  (28)    875
 Investment
  securities.......     61    (64)    (3)      (6)   (629)   27    (9)   (611)
 Daily interest-
  bearing..........    191    (31)    (9)     151     673    (1)  (25)    647
 Other earning
  assets...........     32     11      2       45     (37)   75   (22)     16
   Total interest-  ------  -----  -----   ------  ------  ----  ----  ------
    earning assets.  2,933    (24)   (97)   2,812   2,678   214   (66)  2,826
                    ------  -----  -----   ------  ------  ----  ----  ------
Interest Expense:
 Regular savings
  accounts.........      8     (1)     -        7     (36)    1     -     (35)
 NOW accounts......     65    (35)    (8)      22      52     1     -      53
 Money market
  accounts.........    135      5      1      141      (9)   42    (1)     32
 Certificates of
  deposit..........    609   (102)   (11)     496     321    31     2     354
 Other interest-
  bearing
  liabilities......    187   (289)   (28)    (130)    128   (62)   (4)     62
    Total interest- ------  -----  -----   ------  ------  ----  ----  ------
     bearing
     liabilities...  1,004   (422)   (46)     536     456    13    (3)    466
Net increase        ------  -----  -----   ------  ------  ----  ----  ------
 (decrease) in
 interest income... $1,929  $ 398  $ (51)  $2,276  $2,222  $201  $(63) $2,360
                    ======  =====  =====   ======  ======  ====  ====  ======

Asset and Liability Management

         The Bank's principle financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principle element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to ten years.

         The Bank has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans or purchase of adjustable rate mortgage-backed securities for its portfolio; maintaining consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Bank has experienced growth in assets, deposits, and FHLB advances.

         Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Bank's earnings while decreases in interest rates may beneficially affect the Bank's earnings. To reduce the potential volatility of the Bank's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Bank has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 1999, ARM loans and adjustable rate mortgage-backed securities constituted $76.9 million, or 33.0%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

         The Bank's mortgage servicing activities provide additional protection from interest rate risk. The Bank retains servicing rights on all mortgage loans sold. As market interest rates rise the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $84.6 million at March 31, 1999, including $24.7 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $85.4 million and produced service fees of $153,000 for the year ended March 31, 1999. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

         Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At March 31, 1999, the construction, commercial and consumer loan portfolios amounted to $72.2 million, $8.7 million and $15.5 million, or 38.6%, 4.6% and 8.3% of total net loans receivable, respectively. See "Item
1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

         The Bank also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 1999, the combined portfolio of $83.4 million, excluding equity securities, had an average term to repricing or maturity of 3.3 years. See "Item 1. Business -- Investment Activities."

         In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the FHLB-Seattle, the Bank receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Based on the Bank's regulatory capital levels at December 31, 1998 (the latest date available), the Bank believes that, if the proposed regulation was implemented at that date, the regulation would not have had a material adverse effect on the Bank's regulatory capital compliance.

                                      At December 31, 1998
                  ------------------------------------------------------------
                                                      Net Portfolio Value as a
                         Net Portfolio Value             Percent of Present
                  ----------------------------------      Value of Assets
Change            Dollar        Dollar       Percent  ------------------------
In Rates          Amount        Change       Change     NPV Ratio     Change
--------          ------        ------       ------     ---------     ------
                             (Dollars in thousands)

  400  bp        $40,697      $(16,558)      (29)%       14.29%      (442) bp
  300  bp         45,414       (11,842)       (21)       15.63       (309) bp
  200  bp         49,966        (7,290)       (13)       16.87       (185) bp
  100  bp         54,248        (3,008)        (5)       17.98        (73) bp
    -  bp         57,256             -          -        18.71          -  bp
 (100) bp         58,616         1,361          2        18.99         27  bp
 (200) bp         59,910         2,655          5        19.23         52  bp
 (300) bp         62,024         4,768          8        19.68         96  bp
 (400) bp         64,067         6,812         12        20.09        138  bp

         The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1998 would reduce the Bank's NPV by approximately $7.3 million, or 13%, at that date.

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

Liquidity and Capital Resources

         The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $14.4 million, or 4.9% of total assets. At March 31, 1999, the Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $103.9 million, under which $42.6 million was outstanding.

         OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 1999 was 52.9%.

         Liquidity management is both a short- and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

         The Bank's primary investing activity is the origination of one- to-four family mortgage loans. During the years ended March 31, 1999, 1998 and 1997, the Bank originated $112.6 million, $79.1 million and $67.9 million of such loans, respectively. At March 31, 1999, the Bank had mortgage loan commitments totaling $13.3 million, consumer loan commitments totaling $9.1 million, and undisbursed loans in process totaling $22.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 1999 totaled $93.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

         OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 1999, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 15.7%, 15.7% and 28.6%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

         Recently Issued Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The Company adopted SFAS No. 130 on April 1, 1998. All prior periods presented have been restated to conform to the provisions of this statement.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services,
geographic areas, and major customers.   The Company adopted SFAS No. 131 on
April 1, 1998. The Company has determined it does not have separate identifiable segments as defined by this statement.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement becomes effective for fiscal year 2001, and should not be applied retroactively to financial statements of prior periods. The adoption of provisions of SFAS No. 133 is not expected to have a material impact on the financial statements of the Company.

         Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Statement of Position ("SOP") 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed a portion of such costs as incurred. This statement becomes effective for fiscal year 2000. The adoption of the provisions of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

Effect of Inflation and Changing Prices

         The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Bank's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Loan Portfolio Analysis," "Lending Activities -- Investment Activities" and "-- Deposit Activities and Other Sources of Funds" and "-- Lending Activities -- Certificates of Deposits by Rates and Maturities" contained herein.

         Qualitative Aspects of Market Risk. The Bank's principle financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principle element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition, the Bank maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms up to four years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

         The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 1999. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                              One    After    After
                      Within  Year   3 Years  5 Year  Beyond
             Average  One     to 3   to 5     to 10   10               Fair
              Rate    Year    Years  Years    Years   Years   Total    Value
              ----    ----    -----  -----    -----   -----   -----    -----
                                (Dollars in thousands)
Interest-Sensitive
 Assets:

Loans
 receivable.. 8.33% $96,130 $11,466 $16,908 $36,994 $25,679 $187,177 $189,498
Mortgage-
 backed
 securities.. 6.03      191     483       -  10,707  54,706   66,087   66,311
Investments
 and other
 interest-
 earning
 assets...... 5.73   15,612   4,956       -   2,490   5,843   28,901   28,938
FHLB stock... 7.75      523   1,045   1,046       -       -    2,614    2,614

Interest-
 Sensitive
 Liabilities:

NOW
 accounts.... 1.50    4,658   9,318   9,318       -       -   23,294   23,294

Non-interest
 checking
 accounts....    -    2,083   4,168   4,168       -       -   10,419   10,419
Savings
 accounts.... 2.75    4,261   8,520   8,520       -       -   21,301   21,301
Money market. 3.97    5,044  10,089  10,089       -       -   25,222   25,222
Certificate
 accounts.... 5.29   93,455  20,599    5,442    579       -  120,075  120,158
FHLB
 advances.... 4.87    7,000   5,550   30,000      -       -   42,550   42,480

Off-Balance
 Sheet Items:

Commitments
 to extend
 credit...... 7.86   13,314       -       -       -       -   13,314   13,314
Unused lines
 of credit... 9.85    9,146       -       -       -       -    9,146    9,146

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
--------------------------------------

TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                        Page

Independent Auditors' Report                                             55

Consolidated Balance Sheets as of March 31, 1999 and 1998                56

Consolidated Statements of Income for the Years Ended March 31, 1999,
 1998 and 1997                                                           57

Consolidated Statements of Shareholders' Equity for the Years Ended
 March 31, 1999, 1998 and 1997                                           58

Consolidated Statements of Cash Flows for the Years Ended March 31,
 1999, 1998 and 1997                                                     59

Notes to Consolidated Financial Statements                               60

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Riverview Bancorp, Inc. and Subsidiary as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 14, 1999

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998

(In thousands, except share data)                      1999        1998
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $11,612
 and $20,504)                                        $   17,207   $   27,482
Loans held for sale                                         341        1,430
Investment securities held to maturity, at
 amortized cost (fair value of $4,980 and $8,394)         4,943        8,336
Investment securities available for sale, at fair
 value (amortized cost of $13,751 and $9,961)            13,280        9,977
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $12,939 and $20,758)      12,715       20,341
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $53,808 and $32,526)      53,372       32,690
Loans receivable (net of allowance for loan losses
 of $1,146 and $984)                                    186,836      161,198
Real estate owned                                            30            -
Prepaid expenses and other assets                           895          882
Accrued interest receivable                               1,543        1,597
Federal Home Loan Bank stock                              2,614        1,966
Premises and equipment                                    6,185        4,802
Land held for development                                   471          471
Deferred income taxes, net                                  493            -
Core deposit intangible, net                              1,676        2,002
                                                     ----------   ----------
TOTAL ASSETS                                         $  302,601   $  273,174
                                                     ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposit accounts                                    $  200,311   $  179,825
 Accrued expenses, minority interest and other
  liabilities                                             2,834        2,490
 Advance payments by borrowers for taxes and
  insurance                                                  39           84
 Deferred income taxes, net                                   -          143
 Federal Home Loan Bank advances                         42,550       29,550
                                                     ----------   ----------
Total liabilities                                       245,734      212,092
COMMITMENTS AND CONTINGENCIES (NOTE 16)
SHAREHOLDERS' EQUITY:
 Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                    -            -
 Common stock, $.01 par value; 50,000,000
  authorized, 1999 - 6,194,103 issued, 5,346,322
  outstanding; 1998 - 6,154,326 issued, 5,809,456
  outstanding                                                62           62
 Additional paid-in capital                              53,577       53,399
 Retained earnings                                       13,602       10,495
 Treasury shares at cost, 1999 - 413,279 shares;
  1998 - none                                            (5,461)           -
 Unearned shares issued to employee stock ownership
  trust                                                  (2,743)      (2,993)
 Unearned shares held by the management recognition
   and development plan                                  (1,571)           -
 Accumulated other comprehensive income (loss)             (599)         119
                                                     ----------   ----------
         Total shareholders' equity                      56,867       61,082
                                                     ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  302,601   $  273,174
                                                     ==========   ==========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1999, 1998 AND 1997

(In thousands, except share data)            1999         1998       1997
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans receivable    $  17,115    $  15,238  $  13,339
 Interest on investment securities            1,215        1,221      1,832
 Interest on mortgage-backed securities       3,755        3,010      2,135
 Other interest and dividends                 1,029          833        170
                                          ---------    ---------  ---------
    Total interest income                    23,114       20,302     17,476
                                          ---------    ---------  ---------
INTEREST EXPENSE:
 Interest on deposits                         8,104        7,438      7,034
 Interest on borrowings                       1,821        1,951      1,889
                                          ---------    ---------  ---------
    Total interest expense                    9,925        9,389      8,923
                                          ---------    ---------  ---------
    Net interest income                      13,189       10,913      8,553

 Less provision for loan losses                 240          180        180
                                          ---------    ---------  ---------
    Net interest income after
    provision for loan losses                12,949       10,733      8,373
                                          ---------    ---------  ---------
NON-INTEREST INCOME:
 Fees and service charges                     2,380        1,845      1,368
 Gain on sale of loans held for sale            246           80         69
 Gain on sale of securities                      37          189         37
 Loan servicing income                          116          249        279
 Other                                           95          117        121
                                          ---------    ---------  ---------
    Total non-interest income                 2,874        2,480      1,874
                                          ---------    ---------  ---------
NON-INTEREST EXPENSE:
 Salaries and employee benefits               5,029        4,023      3,163
 Occupancy and depreciation                   1,698        1,339      1,174
 Amortization of core deposit intangible        327          327        327
 Marketing expense                              336          248        257
 FDIC insurance premium                         109          114        275
 Special SAIF assessment                          -            -        947
 Other                                        1,556        1,167      1,061
                                          ---------    ---------  ---------
    Total non-interest expense                9,055        7,218      7,204
                                          ---------    ---------  ---------
INCOME BEFORE FEDERAL INCOME TAXES            6,768        5,995      3,043

PROVISION FOR FEDERAL INCOME  TAXES           2,305        2,071      1,035
                                          ---------    ---------  ---------
NET INCOME                                $   4,463    $   3,924  $   2,008
                                          =========    =========  =========
Earnings per common share:
   Basic                                      $0.78        $0.66      $0.33
   Diluted                                     0.76         0.65       0.33

Weighted average number of shares
 outstanding:
   Basic                                  5,705,697    5,918,973  6,027,491
   Diluted                                5,837,000    6,060,314  6,111,203

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                      Unearned
                                                                       Shares               Accumu-
                                                                       Issued               lated
                                                                         to                 Other
                                          Addi-                       Employee  Unearned    Compre-
(In thousands          Common Stock       tional                       Owner-   Shares      hensive
 except share         ---------------     Paid-In  Retained  Treasury  ship     Issued to   Income
 data)                Shares   Amount     Capital  Earnings  Stock     Trust    MRDP        (Loss)   Total
------------------------------------------------------------------------------------------------------------
Balance April 1,
 1996                5,465,387 $ 2,195    $12,233  $  9,137  $     -   $  (439) $      -   $ (40)  $23,086
Comprehensive income:
 Net income                  -       -          -     2,008        -         -         -       -     2,008
 Other comprehensive
  income:
 Net unrealized
  holding loss on
  securities of $20
  (net of $10 tax
  benefit) less
  reclassification
  adjustment for net
  gains included in
  net income of $24
 (net of $13 tax
  expense)                   -       -          -         -        -         -         -     (44)      (44)
Cash dividends               -       -          -      (212)       -         -         -       -      (212)
Exercise of stock
 options                 3,804       2         10         -        -         -         -       -        12
Earned ESOP shares      25,407       -         65         -        -       107         -       -       172
10% stock dividend     549,058     219      3,735    (3,900)       -       (54)        -       -         -
                     ---------  ------  ---------  --------  -------   -------  --------   -----   -------
Balance, March 31,
 1997                6,043,656   2,416     16,043     7,033        -      (386)        -     (84)   25,022
Comprehensive income:
 Net income                  -       -          -     3,924        -         -         -       -     3,924
 Other comprehensive
  income:
 Net unrealized
  holding gain on
  securities of $328
  (net of $169 tax
  expense) less
  reclassification
  adjustment for net
  gains included in
  net income of $125
 (net of $64 tax
  expense)                   -       -          -         -        -         -         -     203       203
Retirement of
 Mutual Holding
 Company Stock      (3,570,270) (1,408)     1,494         -        -         -         -       -        86
Issuance and exchange
 of common stock
 as a result of
 conversion/
 reorganization      3,570,750    (948)    35,586         -        -         -         -       -    34,638
Retirement of
 fractional shares        (230)      -          -         -        -         -         -       -         -
Cash dividends               -       -          -      (462)       -         -         -       -      (462)
Exercise of stock
 options                26,578       2         88         -        -         -         -       -        90
Shares acquired by
 ESOP                 (285,660)      -          -         -        -    (2,856)        -       -    (2,856)
Earned ESOP shares      24,632       -        188         -        -       249         -       -       437
                     ---------  ------  ---------  --------  -------   -------  --------   -----   -------
Balance March 31,
 1998                5,809,456      62     53,399    10,495        -    (2,993)        -     119    61,082
Comprehensive income:
 Net income                  -       -          -     4,463        -         -         -       -     4,463
 Other comprehensive
  income:
 Net unrealized
  holding loss on
  securities of
  $694 (net of $357
  tax benefit) less
  reclassification
  adjustment for net
  gains included in
  net income of $24
  (net of $13 tax
  expense)                   -       -          -         -        -         -         -    (718)     (718)
Cash dividends               -       -          -    (1,356)       -         -         -       -    (1,356)
Exercise of stock
 options                39,777       -        141         -        -         -         -       -       141
Earned ESOP shares      24,632       -         52         -        -       250         -       -       302
Treasury shares
 acquired             (413,279)      -          -         -   (5,461)        -         -       -    (5,461)
Shares acquired by
 MRDP                 (142,830)      -        (15)        -        -         -    (1,964)      -    (1,979)
Earned MRDP shares      28,566       -          -         -        -         -       393       -       393
                     ---------  ------  ---------  --------  -------   -------  --------   -----   -------
Balance March 31,
 1999                5,346,322  $   62  $  53,577  $ 13,602  $(5,461)  $(2,743) $ (1,571)  $(599)  $56,867
                     =========  ======  =========  ========  =======   =======  ========   =====   =======

See notes to consolidated financial statements.

                                                         58

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997

(In thousands)                               1999         1998       1997
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $   4,463    $   3,924  $   2,008
Adjustments to reconcile net income to
 cash provided by operating activities:
 Depreciation and amortization                1,196          854        794
 Provision for losses on loans                  240          180        180
 Provision for deferred income taxes, net      (266)           -          -
 Noncash expense related to ESOP                302          437        172
 Noncash expense related to MRDP                589            -          -
 Increase in deferred loan origination
  fees, net of amortization                     430          372        289
 Federal Home Loan Bank stock dividend         (173)        (146)      (130)
 Net gain on sale of real estate owned,
  mortgage-backed securities, and
  investment securities and premises and
  equipment                                     (37)        (189)       (37)
 Changes in assets and liabilities:
  Decrease (increase) in loans held for
   sale                                       1,089       (1,350)     1,861
  Decrease (increase) in prepaid expenses
   and other assets                             (13)         259        (93)
  Decrease (increase) in accrued interest
   receivable                                    53         (148)        62
  Increase in accrued expenses, minority
   interest and other liabilities               115          (34)       562
                                          ---------    ---------  ---------
      Net cash provided by operating
       activities                             7,988        4,159      5,668
                                          ---------    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                         (158,651)    (105,327)   (85,651)
 Principal repayments on loans              131,845       95,270     59,369
 Proceeds from call, maturity, or sale
  of investment securities available
  for sale                                   19,057       10,003      3,535
 Purchase of investment securities
  available for sale                        (21,452)     (15,974)    (3,502)
 Purchase of equity securities               (1,356)      (1,014)         -
 Proceeds from sale of equity securities          -        1,165          -
 Purchase of mortgage-backed securities
  available for sale                        (33,377)     (34,176)    (1,100)
 Proceeds from sale of mortgage-backed
  securities available for sale                   -        2,280          -
 Principal repayments on mortgage-
  backed securities held to maturity          7,721        6,218      5,104
 Principal repayments on mortgage-
  backed securities available for sale       11,795        2,421         80
 Purchase of mortgage-backed securities
  held to maturity                                -            -     (3,035)
 Purchase of investment securities
  held to maturity                             (982)           -          -
 Proceeds from call or maturity of
   investment securities held to maturity     4,368       12,033      9,265
 Purchase of premises and equipment          (2,058)        (755)      (699)
 Purchase of Federal Home Loan Bank stock      (475)         (64)         -
 Proceeds from sale of real estate owned,
  premises and equipment                        404          135        140
                                          ---------    ---------  ---------
      Net cash used in investing
       activities                           (43,161)     (27,785)   (16,494)
                                          ---------    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts            20,486       10,409     11,257
 Dividends paid                              (1,244)        (304)      (200)
 Proceeds from issuance of common stock,
   net of related costs                           -       34,724          -
 Stock purchased for ESOP                         -       (2,856)         -
 Treasury stock acquired                     (5,461)           -          -
 Stock acquired for MRDP                     (1,979)           -          -
 Proceeds from Federal Home Loan Bank
  advances                                   30,000       35,800     68,880
 Repayment of Federal Home Loan Bank
  advances                                  (17,000)     (33,430)   (67,750)
 Net decrease in advance payments by
  borrowers                                     (45)         (39)        72
 Repayment of other borrowed funds                -         (237)       (79)
 Proceeds from exercise of stock options        141           90         12
                                          ---------    ---------  ---------
      Net cash provided by financing
       activities                            24,898       44,157     12,192
                                          ---------    ---------  ---------
NET (DECREASE) INCREASE IN CASH             (10,275)      20,531      1,366
CASH, BEGINNING OF YEAR                      27,482        6,951      5,585
                                          ---------    ---------  ---------
CASH, END OF YEAR                         $  17,207    $  27,482  $   6,951
                                          =========    =========  =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest                                 $   9,841    $   9,424  $   8,921
 Income taxes                                 2,774        2,003        951

NONCASH INVESTING ACTIVITIES:
 Transfer of loans to real estate owned   $     498    $      10  $     269
 Dividends declared and accrued in
  other liabilities                             327          215         58
 Fair value adjustment to securities
  available for sale                         (1,088)         306        (65)
 Income tax effect related to fair
  value adjustment                              370         (103)        21

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc. and the Bank's majority owned subsidiary, Riverview Asset Management Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations - The Bank is a ten branch community-oriented financial institution operating in rural and suburban communities in southwest Washington state. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, other consumer and business loans, investment securities, and mortgage-backed securities.

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

Conversion and Reorganization - Riverview Bancorp, Inc. ("Bancorp") is a Washington corporation which is the holding company for the Bank. Bancorp was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Riverview M.H.C. ("MHC"), the former parent mutual holding company of the Bank, to stock form, and the reorganization of the Bank as a wholly-owned subsidiary of Bancorp, which was completed on September 30, 1997 ("Conversion and Reorganization").

In the Conversion and Reorganization 3,570,270 shares previously held by MHC were retired and simultaneously 3,570,750 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $31.8 million after taking into consideration $2.9 million for the establishment of an Employee Stock Ownership Plan (ESOP) and $1.1 million in expenses. In addition to the shares sold in the offering, 2,562,576 shares of Bancorp's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.5359 shares for each share of the Bank's common stock, resulting in 6,133,326 total shares of Bancorp's stock issued as of September 30, 1997. Share data and earnings per common share prior to September 30, 1997 have been restated to reflect the Conversion and Reorganization.

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

Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investment securities are classified as held to maturity where the Bank has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities not classified as trading securities, or as held to maturity securities, are classified as securities available for sale. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

Trading Account Securities Activity - Under the terms of the Bank's investment policy, the Bank is authorized to purchase and sell U.S. Treasury and government agency securities with maturity dates not to exceed ten years. The policy limits such investments to 5% of total Bank assets. Securities in the Bank's trading portfolio are carried at fair value. There was no trading activity during the years ended March 31, 1999, 1998 and 1997.

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

Mortgage Servicing - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

The Bank records its mortgage servicing rights at fair values in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Bank to allocate the total cost of all mortgage loans, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The

Bank is amortizing the mortgage servicing assets, which totaled $335,000 and $125,000 at March 31, 1999 and 1998, respectively, over the period of estimated net servicing income.

Core Deposit Intangible - The deposit base premium of $3.2 million is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to non-interest expense on a straight-line basis over ten years.

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

Employee Stock Ownership Plan - The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest by the Bank. Stock dividends on unallocated shares are recorded as an increase to the unearned shares issued to the employee stock ownership trust contra-equity account and distributed to participants over the remaining life of the ESOP.

Earnings Per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure include convertible securities and options to make a dual presentation of basic and diluted earnings per share for all periods presented.

Cash - Includes amounts on hand, due from banks, and interest-earning deposits in other banks with original maturities of 90 days or less.

Stock-Based Compensation - Effective April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the expected life fair value of all stock-based awards on the date of grant. Alternatively, the Company may continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company elected to continue the accounting methods prescribed by APB Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

Reclassification - Certain 1998 and 1997 amounts have been reclassified in order to conform to 1999 presentation.

Recently Issued Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB" ) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income. The Company adopted SFAS No. 130 on April 1, 1998. All prior periods presented have been restated to conform to the provisions of this statement.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic
areas, and major customers.   The Company adopted SFAS No. 131 on April 1,
1998. The Company has determined it does not have separate identifiable segments as defined by this statement.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement becomes effective for fiscal year 2001, and will not be applied retroactively to financial statements of prior periods. The adoption of provisions of SFAS No. 133 is not expected to have a material impact on the financial statements of the Company.

Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Statement of Position ("SOP") 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Historically, the Company has expensed a portion of such costs as incurred. This statement becomes effective for fiscal year 2000. The adoption of the provisions of SOP 98-1 is not expected to have a material impact on the financial statements of the Company.

2.  INTEREST RATE RISK MANAGEMENT

The Bank is engaged principally in gathering deposits and providing first mortgage loans to individuals and commercial enterprises. At March 31, 1999 and 1998, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Bank could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and in its opinion actively monitors such risk and manages it to the extent practicable.

3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 1999               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Agency securities       $   4,000    $       13    $        -     $   4,013
Municipal securities          943            24             -           967
                        ---------    ----------    ----------     ---------
                        $   4,943    $       37    $        -     $   4,980
                        =========    ==========    ==========     =========

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 1998               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Agency securities       $   7,336    $       64    $       (6)    $   7,394
U.S. Treasury
 securities                 1,000             -             -         1,000
                        ---------    ----------    ----------     ---------
                        $   8,336    $       64    $       (6)    $   8,394
                        =========    ==========    ==========     =========

The contractual maturities of securities held to maturity are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 1999                                         Cost       Fair Value
                                                  ---------       ----------

Due in one year or less                           $   4,000       $    4,013
Due after one year through five years                   943              967
                                                  ---------       ----------
                                                  $   4,943       $    4,980
                                                  =========       ==========

There were no sales of investment securities classified as held to maturity during the years ended March 31, 1999, 1998 and 1997.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 1999               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Agency securities       $  11,489    $       13    $      (62)    $  11,440
Equity securities           1,356             -          (422)          934
Municipal securities          906             -             -           906
                        ---------    ----------    ----------     ---------
                        $  13,751    $       13    $     (484)    $  13,280
                        =========    ==========    ==========     =========

March 31, 1998

Agency securities       $   7,000    $       13    $       (9)    $   7,004
U.S. Treasury securities    2,961            12             -         2,973
                        ---------    ----------    ----------     ---------
                        $   9,961    $       25    $       (9)    $   9,977
                        =========    ==========    ==========     =========

The contractual maturities of securities available for sale are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 1999                                         Cost       Fair Value
                                                  ---------       ----------

Due after one year through five years             $   4,000       $    4,013
Due after five years through ten years                2,500            2,490
Due after ten years                                   7,251            6,777
                                                  ---------       ----------
                                                  $  13,751       $   13,280
                                                  =========       ==========

Investment securities with an amortized cost of $4.0 million and $1.0 million and a fair value of $4.0 million and $995,000 at March 31, 1999 and 1998, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

4.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 1999               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Real estate mortgage
 investment conduits    $   3,162    $      100    $        -     $   3,262
FHLMC mortgage-backed
 securities                 3,370            33            (5)        3,398
FNMA mortgage-backed
 securities                 6,183            97            (1)        6,279
                        ---------    ----------    ----------     ---------
                        $  12,715    $      230    $       (6)    $  12,939
                        =========    ==========    ==========     =========

March 31, 1998

Real estate mortgage
 investment conduits    $   5,627    $      195    $        -     $   5,822
FHLMC mortgage-backed
 securities                 5,111            82            (5)        5,188
FNMA mortgage-backed
 securities                 9,603           155           (10)        9,748
                        ---------    ----------    ----------     ---------
                        $  20,341    $      432    $      (15)    $  20,758
                        =========    ==========    ==========     =========

The real estate mortgage investment conduits consist of FHLMC and Federal National Mortgage Association ("FNMA") securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 1999                                         Cost       Fair Value
                                                  ---------       ----------

Due in one year or less                           $     191       $      192
Due after one year through five years                   483              484
Due after five years through ten years                5,568            5,637
Due after ten years                                   6,473            6,626
                                                  ---------       ----------
                                                  $  12,715       $   12,939
                                                  =========       ==========

There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 1999, 1998 and 1997.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 1999               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Real estate mortgage
 investment conduits    $  50,002    $       34    $     (534)    $  49,502
FHLMC mortgage-backed
 securities                   686            15             -           701
FNMA mortgage-backed
 securities                 3,120            49             -         3,169
                        ---------    ----------    ----------     ---------
                        $  53,808    $       98    $     (534)    $  53,372
                        =========    ==========    ==========     =========

March 31, 1998

Real estate mortgage
 investment conduits    $  21,914    $      148    $       (2)    $  22,060
FHLMC mortgage-backed
 securities                 1,021            17             -         1,038
FNMA mortgage-backed
 securities                 9,591            16           (15)        9,592
                        ---------    ----------    ----------     ---------
                        $  32,526    $      181    $      (17)    $  32,690
                        =========    ==========    ==========     =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 1999                                         Cost       Fair Value
                                                  ---------       ----------

Due after five years through ten years            $   5,062       $    5,139
Due after ten years                                  48,746           48,233
                                                  ---------       ----------
                                                   $ 53,808       $   53,372
                                                   ========       ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $386,000 and $522,000 and a fair value of $388,000 and $523,000 at March 31, 1999 and 1998, respectively, were pledged as collateral for public funds held by the Bank.

5.   LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                      March 31,
                                            --------------------------
                                                  1999            1998
Residential:                                ----------      ----------
  One to four family                        $   82,934      $   94,795
  Multi-family                                   7,558           4,790
Construction:
  One to four family                            45,524          35,003
  Multi-family                                   4,209           5,352
  Commercial real estate                         6,184               -
Commercial                                       8,676           1,992
Consumer:
  Secured                                       12,691          13,638
  Unsecured                                      2,769           2,470
Land                                            24,932          16,431
Non-residential                                 17,554           9,407
                                            ----------      ----------
                                               213,031         183,878
Less:
  Undisbursed portion of loans                  22,278          19,354
  Deferred loan fees                             2,770           2,340
  Allowance for loan losses                      1,146             984
  Unearned discounts                                 1               2
                                            ----------      ----------
    Loans receivable, net                   $  186,836      $  161,198
                                            ==========      ==========

The Bank originates residential real estate loans and, to a lesser extent, commercial and multi-family real estate and consumer loans. Approximately 99.8% of the mortgage loans in the bank's portfolio are secured by properties located in Washington and Oregon. An economic downturn in these areas would likely have a negative impact on the Bank's results of operations depending on the severity of such downturn.

Loans, by maturity or repricing date, were as follows (in thousands):

                                                      March 31,
                                            --------------------------
                                                  1999            1998
                                            ----------      ----------
Adjustable rate loans:
  Within one year                           $   93,883      $   90,571
  After one but within five years                  400             629
                                            ----------      ----------
                                                94,283          91,200
Fixed rate loans:                           ----------      ----------
  Within one year                               20,788          20,572
  After one but within five years               35,287          24,973
  After five but within ten years               36,994          14,280
  After ten years                               25,679          32,853
                                            ----------      ----------
                                               118,748          92,678
                                            ----------      ----------
                                            $  213,031      $  183,878
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

The Bank services loans for others totaling $84,631,000, $87,410,000 and $98,751,000 as of March 31, 1999, 1998 and 1997. These loan balances are not included in the consolidated balance sheets as they are not assets of the Bank.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                                Year Ended March 31,
                                            --------------------------
                                                  1999            1998
                                            ----------      ----------

Beginning balance                           $      538      $      521
Originations                                       560             137
Principal repayments                              (357)           (120)
                                            ----------      ----------
Ending balance                              $      741      $      538
                                            ==========      ==========

6.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowances for loan losses is as follows (in thousands):

                                                Year Ended March 31,
                                      ------------------------------------
                                          1999         1998           1997
                                      --------     --------       --------
Beginning balance                     $    984     $    831       $    653
Provision for losses                       240          180            180
Write-offs                                 (85)         (38)           (11)
Recoveries                                   7           11              9
                                      --------     --------       --------
Ending balance                        $  1,146     $    984       $    831
                                      ========     ========       ========

At March 31, 1999 and 1998, the Bank's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $1,300,000 and $506,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $953,000, $343,000 and $326,000 during the years ended March 31, 1999, 1998 and 1997, respectively.

7.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                                Year Ended March 31,
                                            --------------------------
                                                  1999            1998
                                            ----------      ----------

Land                                        $    1,399      $    1,399
Buildings and improvements                       4,730           3,751
Furniture and equipment                          3,702           2,811
  Subtotal                                       9,831           7,961
Less accumulated depreciation                   (3,646)         (3,159)
                                            ----------      ----------
  Total                                     $    6,185     $     4,802
                                            ==========     ===========

Depreciation expense was $656,000, $583,000 and $464,000 for years ended March 31, 1999, 1998, and 1997, respectively.

8.  DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

                            Average                  Average
                           Interest      March 31,  Interest       March 31,
Account Type                   Rate           1999      Rate            1998
------------               --------     ----------  --------      ----------

NOW Accounts:
  Non-interest-bearing         0.00 %   $   10,419      0.00 %    $    9,433
  Regular                      1.50         20,785      1.50          19,296
  Maxi                         1.75          2,509      1.75           1,299
Money market                   3.95         25,222      3.75          18,941
Savings accounts               2.75         21,301      2.75          19,929
Certificates of deposit        5.29        120,075      5.70         110,927
                                        ----------                ----------
   Total                                $  200,311                $  179,825
                                        ==========                ==========
Weighted average interest
 rate                                         4.14 %                    4.39 %
                                              ====                      ====

Certificates of deposit as of March 31, 1999, mature as follows (in thousands):
                                                                   Amount
                                                              -----------
Less than one year                                            $    93,455
One year to two years                                              16,512
Two years to three years                                            4,087
Three years to four years                                           2,911
Four years to five years                                            2,531
After five years                                                      579
                                                              -----------
     Total                                                    $   120,075
                                                              ===========

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

Interest expense by deposit type was as follows (in thousands):

                                                Year Ended March 31,
                                      ------------------------------------
                                          1999         1998           1997
                                      --------     --------       --------

NOW Accounts:
 Regular                              $    281     $    261       $    234
 Maxi                                       28           26             29
Money market accounts                      790          649            588
Savings accounts                           560          553            588
Certificates of deposit                  6,445        5,949          5,595
                                      --------     --------       --------
     Total                           $   8,104     $  7,438       $  7,034
                                     =========     ========       ========

9.  FEDERAL HOME LOAN BANK ADVANCES

At March 31, 1999, advances from the Federal Home Loan Bank ("FHLB") totaled $42,550,000, of which $37,550,000 had fixed interest rates ranging from 4.490% to 8.026% with a weighted average interest rate of 4.853%. The remaining $5,000,000 adjustable rate advances had a weighted average interest rate of 4.965%, which is the "Cash Management Advance Rate" quoted by the FHLB from time to time, each change in interest rate to take effect simultaneously with the corresponding change in the Cash Management Advance Rate.

At March 31, 1999, the Bank had additional borrowing commitments available of $61.4 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows: 2000 - $7,000,000; 2001 - $5,550,000; and
2004 - $30,000,000.

10.  FEDERAL INCOME TAXES

Federal income tax provisions for the years ended March 31 consisted of the following (in thousands):

                                         1999          1998          1997
                                    ---------     ---------     ---------
Current                             $   2,571     $   2,071     $   1,035
Deferred                                 (266)            -             -
                                    ---------     ---------     ---------
     Total                          $   2,305     $   2,071     $   1,035
                                    =========     =========     =========

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                               1999        1998       1997
                                               ----        ----       ----

Statutory federal income tax rate              34.0%       34.0 %     34.0 %
Unqualified disposition of
 incentive stock options                          -        (4.7)         -
ESOP market value adjustment                    0.3         3.1        2.1
Interest income on municipal  securities       (0.2)          -          -
Other, net                                        -         2.1       (2.1)
                                               ----        ----       ----
     Effective federal income tax rate         34.1%       34.5 %     34.0%
                                               ====        ====       ====

Taxes related to gains on sales of securities were $13,000, $64,000, and $13,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are as follows (in thousands):

                                                1999            1998
                                            --------        --------
Deferred tax assets:
  Deferred compensation                     $    301        $    262
  Loan loss reserve                              390             335
  Core deposit intangible                        181             144
  Accrued expenses                                53              53
  Accumulated depreciation                        63              48
  Net unrealized loss on securities
   available for sale                            308               -
                                            --------        --------
     Total deferred tax asset                  1,296             842
Deferred tax liabilities:                   --------        --------
  FHLB stock dividend                           (459)           (400)
  Tax qualified loan loss reserve               (235)           (282)
  Net unrealized gain on securities
   available for sale                              -             (62)
  Other                                         (109)           (241)
                                            --------        --------
     Total deferred tax liability               (803)           (985)
                                            --------        --------
Deferred tax asset (liability), net         $    493        $   (143)
                                            ========        ========

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allows the Bank the opportunity to defer the recapture of the reserve for a period of up to two years if the Bank meets a residential loan requirement. The Bank met the requirement to delay recapture for the 1998 and 1997 taxable years and recaptured $47,000 in the 1999 taxable year.

SFAS No. 109 eliminates, on a prospective basis, the exemption from deferred income taxes of thrift bad debt reserves. These thrift bad debt reserves are included in taxable income of later years only if the allowance for losses is used subsequently for purposes other than to absorb bad debt losses. Because the Company does not intend to use the allowance for purposes other than to absorb loan losses, no deferred taxes have been provided for the thrift bad debt reserves. Bad debt deductions on which federal income taxes have not been provided approximate $1.1 million at March 31, 1999. The Company files a consolidated federal income tax return.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 1999 or 1998 based on the Company's anticipated future ability to generate taxable income from operations.

11.  EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Retirement and Savings Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of
Section 401(k) of the IRC. The plan covers all employees with at least one year of service who are over the age of 21. The Bank matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 1999, 1998, and 1997 were $41,000, $36,000, and $52,000, respectively.

Director Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on assets under the plan based upon a formula relating to gross revenues, which amounted to 8.30%, 7.63%, and 7.90% for the years ended March 31, 1999, 1998, and 1997, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 1999 and 1998, the Company's aggregate liability under the plan was $884,000 and $772,000, respectively.

Bonus Programs - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. Under these programs, the Company paid $149,000, $145,000, and $140,000 in bonuses during the years ended March 31, 1999, 1998, and 1997, respectively. Accrued bonuses were $180,000 and $145,000 at March 31, 1999 and 1998.

Management Recognition and Development Plan ("MRDP") - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which may be either authorized but unissued shares, or shares held by the Company in its treasury. Awards under the MDRP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a 5 year vesting period, with 20% vesting immediately upon grant. On October 1, 1998 the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $589,000 for the year March 31, 1999 was recognized.

Stock Option Plans In October 1993, the Board of Directors approved a Stock Option and Incentive Plan ("1993 Plan") for officers, directors, and key employees, which authorizes the grant of stock options. The maximum number of shares of common stock of the Company which may be issued under the 1993 Plan is 244,539 shares. All options granted under this plan are immediately exercisable and expire October 22, 2003.

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan") which authorizes the grant of stock options. The 1998 Plan was effective October 1, 1998 and the plan will expire on the tenth anniversary of the effective date, unless terminated sooner by the board. The maximum number of shares of common stock of the Company which may be issued under the 1998 plan is 357,075 shares. Options granted under the 1998 plan are exercisable at the discretion of the Board. On October 1, 1998, under the 1998 Plan, 257,962 shares were granted to executive officers, non-employee directors and employees.

Stock option activity, which includes the impact of stock dividends, is summarized in the following table:

                                                              Weighted
                                                               Average
                                                Number of     Exercise
                                                   Shares        Price
                                                ---------     --------

Outstanding April 1, 1996                         202,228     $   2.96
  Grants                                           13,947         6.02
  Options exercised                                (4,184)        2.82
                                                ---------     --------
Outstanding March 31, 1997                        211,991         3.16
  Grants                                           17,044         8.43
  Forfeited                                        (2,788)        5.83
  Options exercised                               (26,578)        3.45
                                                ---------     --------
Outstanding March 31, 1998                        199,669         3.54
  Grants                                          278,962        13.64
  Forfeited                                        (3,000)       13.75
  Options exercised                               (39,777)        3.56
                                                ---------     --------
Outstanding March 31, 1999                        435,854     $   9.93
                                                =========     ========

Additional information regarding options outstanding as of March 31, 1999 is as follows:

                                 Options Outstanding      Options Exercisable
                              ------------------------   ---------------------
                Weighted Avg.                 Weighted                Weighted
                   Remaining                   Average                 Average
                 Contractual       Number     Exercise     Number     Exercise
Exercise Price   Life (years)   Outstanding      Price   Exercisable    Price
--------------   ------------   -----------   --------   -----------  --------
$2.82 to $4.48      4.58          143,055      $  3.00     143,055    $  3.00
 6.32 to  8.43      4.58           16,837         8.08      16,837       8.08
12.00 to 13.75      9.50          275,962        13.64      55,192      13.64
                    ----          -------      -------     -------    -------
                    7.70          435,854      $  9.93     215,084    $  6.13
                    ====          =======      =======     =======    =======

Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for the 1993 Plan and 1998 Plan.

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

                Risk Free         Expected            Expected      Expected
              Interest Rate       Life (yrs)         Volatility    Dividends
              -------------       ---------          ----------    ---------
Fiscal 1999      4.68 %              6.00              40.75 %        1.29 %
Fiscal 1998      6.85                5.58              34.24          1.45
Fiscal 1997      6.85                6.58              25.03          2.46

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 1999, 1998 and 1997 awards was $5.61, $3.25 and $2.05, respectively. If the accounting provisions of the SFAS No. 123 had been adopted as of the beginning of fiscal 1996, the effect on 1999, 1998 and 1997 net income would have been reduced to the following pro forma amounts:

                                                Year ended March 31,
                                      -------------------------------------
                                            1999          1998         1997
                                      ----------    ----------   ----------
Net income:
  As reported                         $4,463,000    $3,924,000   $2,008,000
  Pro forma                            4,267,000     3,893,000    1,989,000

Earnings per common share basic:
  As reported                              $0.78         $0.66        $0.33
  Pro forma                                 0.75          0.66         0.33

Earnings per common share fully diluted:
  As reported                              $0.76         $0.65        $0.33
  Pro forma                                 0.73          0.64         0.33

For the year ended March 31, 1999, options to purchase 257,962 shares of common stock (of which 254,962 remained unexercised at March 31, 1999) were not included in the computation of diluted EPS because to do so would have been antidilutive.

12.  EMPLOYEE STOCK OWNERSHIP PLAN

In 1993, the Company established an ESOP that covers all employees with at least one year of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $302,000, $437,000 and $173,000 for years ended March 31, 1999, 1998 and 1997, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

                                    Unreleased      Allocated
                                          ESOP   and Released
                                        Shares         Shares         Total
                                    ----------   ------------       -------
Balance, April 1, 1996                 101,629         76,219       177,848
Allocation December 31, 1996           (25,407)        25,407             -
Adjusted for stock dividend              7,620         10,166        17,786
                                       -------        -------       -------
Balance, March 31, 1997                 83,842        111,792       195,634
Issuance September 30, 1997            285,660              -       285,660
Allocation December 31, 1997           (24,632)        24,632             -
                                       -------        -------       -------
Balance, March 31, 1998                344,870        136,424       481,294
Allocation December 31, 1998           (24,632)        24,632             -
                                       -------        -------       -------
Balance, March 31, 1999                320,238        161,056       481,294
                                       =======        =======       =======

13.  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

Bancorp's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 1999 or 1998.

The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 1999 or 1998.

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 1999.

As of March 31, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):
                                                               Categorized
                                                                 as "Well
                                              For Capital   Capitalized" Under
                                                Adequacy     Prompt Corrective
                                 Actual         Purposes      Action Provision
                            --------------------------------------------------
                             Amount  Ratio    Amount  Ratio   Amount   Ratio
March 31, 1999               ------  -----    ------  -----   ------   -----
 Total Capital:
 (To Risk Weighted Assets)  $ 47,145  28.6%  $ 13,213  8.0%  $ 16,516   10.0%
 Tier I Capital:
 (To Risk Weighted Assets)    46,470  28.1        N/A  N/A      9,909    6.0
 Core Capital:
 (To Total Assets)            46,470  15.7      8,861  3.0     14,768    5.0
 Tangible Capital:
 (To Tangible Assets)         46,470  15.7      4,430  1.5        N/A    N/A

March 31, 1998
 Total Capital:
 (To Risk Weighted Assets)  $ 44,584  32.7%  $ 10,922  8.0%  $ 13,653   10.0%
 Tier I Capital:
 (To Risk Weighted Assets)    44,071  32.3        N/A  N/A      8,192    6.0
 Core Capital:
 (To Total Assets)            44,071  17.0      7,765  3.0     12,942    5.0
 Tangible Capital:
 (To Tangible Assets)         44,071  17.0      3,883  1.5        N/A    N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 1999 (in thousands):

Equity                                 $    47,826
Net unrealized securities loss                 320
Core deposit intangible                     (1,676)
                                       -----------
  Tangible capital                          46,470
Land held for development                     (471)
General valuation allowance                  1,146
                                       -----------
  Total capital                        $    47,145
                                       ===========

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1999 financial statements. In view of the uncertain regulatory environment in which the Bank operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1999 financial statements cannot presently be determined.

On September 30, 1996, the United States Congress passed and the President signed into law the omnibus appropriations package (C.R.), including the Bank Insurance Fund/Savings Association Insurance Fund ("BIF/SAIF") and Regulatory Burden Relief packages. Included in this legislation was a requirement for SAIF-insured institutions to recapitalize the SAIF insurance fund through a one-time special assessment to be paid within 60 days of the first of the month following the enactment. The FDIC was charged with the ultimate responsibility of determining the specific assessment, which was determined to be 65.7 basis points of the March 31, 1995 SAIF deposit assessment base. As the Bank is insured by the SAIF, the assessment resulted in a pre-tax charge to other expenses of $947,000 in the third quarter of the year ended March 31, 1997, based on the SAIF assessment base of $144.2 million.

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

                                                Years Ended March 31,
                                     ---------------------------------------
                                            1999          1998          1997
Basic EPS computation:               -----------   -----------   -----------
  Numerator-Net Income               $ 4,463,000   $ 3,924,000   $ 2,008,000
  Denominator-Weighted average
   common shares outstanding           5,705,697     5,918,973     6,027,491
Basic EPS                            $      0.78   $      0.66   $      0.33
Diluted EPS computation:             ===========   ===========   ===========
  Numerator-Net Income               $ 4,463,000   $ 3,924,000   $ 2,008,000
  Denominator-Weighted average
   common shares outstanding           5,705,697     5,918,973     6,027,491
   Effect of dilutive stock options      128,045       141,341        83,712
   Effect of dilutive MRDP                 3,258             -             -
   Weighted average common shares    -----------   -----------   -----------
   and common stock equivalents        5,837,000     6,060,314     6,111,203
Diluted EPS                          $      0.76   $      0.65   $      0.33
                                     ===========   ===========   ===========

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

The estimated fair value of financial instruments is as follows at March 31, 1999 and 1998 (in thousands):

                                         1999                    1998
                               ---------------------   ---------------------
                                Carrying        Fair    Carrying        Fair
                                   Value       Value       Value       Value
                               ---------   ---------   ---------   ---------
Assets:
Cash                           $  17,207   $  17,207   $  27,482   $  27,482
Investment securities held to
  maturity                         4,943       4,980       8,336       8,394
Investment securities available
  for sale                        13,280      13,280       9,977       9,977
Mortgage-backed securities
  held to maturity                12,715      12,939      20,341      20,758
Mortgage-backed securities
  available for sale              53,372      53,372      32,690      32,690
Loans receivable, net            186,836     189,157     161,198     163,131
Loans held for sale                  341         341       1,430       1,430
FHLB stock                         2,614       2,614       1,966       1,966

Liabilities:
Demand deposits                   80,236      80,236      68,898      68,898
Time deposits                    120,075     120,158     110,927     111,004
FHLB advances - short-term         7,000       6,988      17,000      17,062
FHLB advances - long-term         35,550      35,492      12,550      12,627

Fair value estimates, methods, and assumptions are set forth below.

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes.

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

Deposits - The fair value of time deposits with no stated maturity such as non-interest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

Federal Home Loan Bank Advances - The fair value for FHLB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FHLB.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 1999 and 1998.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 1999 and 1998. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

16.  COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Bank's usual terms and conditions.

At March 31, 1999, the Bank had commitments to originate fixed rate mortgage loans of $9.7 million at interest rates ranging from 6.50% to 9.75%. At March 31, 1999, adjustable rate mortgage loan commitments were $3.6 million at interest rates ranging from 8.75% to 9.75%. Collateral is not required to support commitments. Consumer loan commitments totaled $9.1 million at March 31, 1999.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operation, or liquidity.

17.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 1999 AND 1998

(In thousands)                                             1999        1998
------------------------------------------------------------------------------
ASSETS

 Cash (including interest earning accounts of
  $2,774 and $8,374)                                  $   2,792   $   8,374
 Investment securities available for sale, at
  fair value (amortized cost of $3,356 and $4,000)        2,934       3,991
 Loan receivable from the Bank                            2,710       2,822
 Investment in the Bank                                  47,826      46,197
 Other assets                                             1,069         146
                                                      ---------   ---------
TOTAL ASSETS                                          $  57,331   $  61,530
                                                      =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

 Accrued expenses and other liabilities               $     464   $     448
 Shareholders' equity                                    56,867      61,082
                                                      ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  57,331   $  61,530
                                                      =========   =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 1999 AND 1998

(In thousands)                                             1999        1998
------------------------------------------------------------------------------

INCOME:
 Interest on investment securities and other
   short-term investments                             $     532   $     332
 Interest on loan receivable from the Bank                  237         127
 Gain on sale of securities                                   -         151
                                                      ---------   ---------
    Total income                                            769         610
                                                      ---------   ---------
EXPENSE:
 Management service fees paid to the Bank                    40          40
 Other expenses                                             139           -
                                                      ---------   ---------
    Total expense                                           179          40
                                                      ---------   ---------
    INCOME BEFORE INCOME TAXES AND EQUITY
     IN UNDISTRIBUTED INCOME OF THE BANK                    590         570
    PROVISION FOR FEDERAL INCOME TAXES                      201         197
                                                      ---------   ---------
INCOME OF PARENT COMPANY                                    389         373
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK                4,074       3,551
                                                      ---------   ---------
NET INCOME                                            $   4,463   $   3,924
                                                      =========   =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999 AND 1998

(In thousands)                                             1999        1998
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   4,463   $   3,924
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Equity in undistributed earnings of the Bank           (4,074)     (3,551)
  Earned ESOP shares                                        302           -
  Earned MRDP shares                                        393           -
  Net gain on investment securities available for sale        -        (151)
 Changes in assets and liabilities:
  Increase in other assets                                 (782)       (146)
  (Decrease) increase in accrued expenses and
    other liabilities                                       (97)        448
                                                      ---------   ---------
     Net cash provided by operating activities              205         524
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contribution to the Bank                            -     (17,222)
  Dividend received from the Bank                         2,000           -
  Proceeds from call, maturity, or sale of investment
    securities available for sale                         2,000       6,165
  Purchase of investment securities available for sale   (1,356)    (10,014)
  Funding provided to the Bank for the purchase of
    common stock for ESOP                                     -      (3,108)
  Principal repayment on loan receivable from the Bank      112         286
                                                      ---------   ---------
     Net cash provided by (used in) investing
       activities                                         2,756     (23,893)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         (1,244)       (184)
  Stock purchased for ESOP                                    -      (2,856)
  Treasury stock acquired                                (5,461)          -
  Stock acquired for MRDP                                (1,979)          -
  Proceeds from issuance of common stock, net of
    related costs                                             -      34,724
  Proceeds from exercise of stock options                   141          59
                                                      ---------   ---------
     Net cash (used in)  provided by financing
       activities                                        (8,543)     31,743
                                                      ---------   ---------
NET (DECREASE) INCREASE IN CASH                          (5,582)      8,374

CASH, BEGINNING OF YEAR                                   8,374           -
                                                      ---------   ---------
CASH, END OF YEAR                                     $   2,792   $   8,374
                                                      =========   =========

18.  RIVERVIEW BANCORP, INC.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


(In thousands, except share data)              Three Months Ended
------------------------------------------------------------------------------
                          March 31    December 31    September 30    June 30
                          --------    -----------    ------------    -------
1999:
  Interest income         $  5,743    $     6,153    $      5,596    $ 5,622
  Interest expense           2,611          2,634           2,348      2,332
  Net interest income        3,132          3,519           3,248      3,290
  Provision for loan
   losses                       60             60              60         60
  Non-interest income          675            818             699        682
  Non-interest expense       2,456          2,616           2,066      1,917
  Income before income
   taxes                     1,291          1,661           1,821      1,995
  Provision for income
   taxes                       306            606             655        738
                          --------    -----------    ------------    -------
   Net income             $    985    $     1,055    $      1,166    $ 1,257
                          ========    ===========    ============    =======
  Basic earnings per
   share (1)              $   0.18    $      0.19    $       0.20    $  0.22
                          ========    ===========    ============    =======
  Diluted earnings per
   share(1)               $   0.17    $      0.18    $       0.19    $  0.21
                          ========    ===========    ============    =======

1998:
  Interest income         $  5,522    $     5,288  $        4,869    $ 4,623
  Interest expense           2,332          2,384           2,423      2,250
  Net interest income        3,190          2,904           2,446      2,373
  Provision for loan losses     45             45              45         45
  Non-interest income          841            579             591        469
  Non-interest expense       1,922          1,806           1,828      1,662
  Income before income
   taxes                     2,064          1,632           1,164      1,135
  Provision for income
   taxes                       714            559             408        390
                          --------    -----------    ------------    -------
   Net income             $  1,350    $     1,073    $        756    $   745
                          ========    ===========    ============    =======
  Basic earnings per
   share                  $   0.23    $      0.19    $       0.12    $  0.12
                          ========    ===========    ============    =======
  Diluted earnings per
   share                  $   0.23    $      0.18    $       0.12    $  0.12
                          ========    ===========    ============    =======

(1) Quarterly earnings per share varies from annual earnings per share due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)   Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

         (b)   Security Ownership of Management

               The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial owners and Management" in the Proxy Statement.

         (c)   Changes in Control

               The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Bank" in the Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         (a)  Exhibits
              3.1    Articles of Incorporation of the Registrant*
              3.2    Bylaws of the Registrant*
              10.1   Employment Agreement with Patrick Sheaffer**
              10.2   Employment Agreement with Ron Wysaske**
              10.3   Employment Agreement with Michael C. Yount**
              10.4   Employment Agreement with Karen Nelson**
              10.5   Riverview Savings Bank, FBS Severance Compensation
                     Agreement**
              10.6   Riverview Savings Bank, FSB Employee Stock Ownership
                     Plan***
              21     Subsidiaries of Registrant
              23     Consent of Independent Auditors
              27     Financial Data Schedule

         (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 1999.

------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
 ** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended
    September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March
    31, 1999, and incorporated herein by reference.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RIVERVIEW BANCORP, INC.



Date:  June 25, 1999              By:  /s/  Patrick Sheaffer
                                       ---------------------------------------
                                       Patrick Sheaffer
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Patrick Sheaffer         By:  /s/ Ron Wysaske
     --------------------------        --------------------------------------
     Patrick Sheaffer                  Ron Wysaske
     President and Chief Executive     Executive Vice President and Chief
     Officer                           Financial Officer
     (Principal Executive Officer)     (Principal Financial and Accounting
                                       Officer)

Date:  June 25, 1999                   Date:  June 25, 1999


By:  /s/ Robert K. Leick          By:  /s/ Paul L. Runyan
     --------------------------        --------------------------------------
     Robert K. Leick                   Paul L. Runyan
     Director                          Director

Date:  June 25, 1999                   Date:  June 25, 1999


By:  /s/ Roger Malfait            By:  /s/ Dale E. Scarbrough
     --------------------------        --------------------------------------
     Roger Malfait                     Dale E. Scarbrough
     Director                          Director

Date:  June 25, 1999                   Date:  June 25, 1999


By:  /s/ Gary R. Douglass
     --------------------------
     Gary R. Douglass
     Director

Date:  June 25, 1999

                                 Exhibit 21

                      Subsidiaries of the Registrant




Parent
------

Riverview Bancorp, Inc.



Subsidiaries (a)                Percentage Owned      State of Incorporation
----------------                ----------------      ----------------------

Riverview Community Bank             100%                   United States

Riverview Services, Inc.             100%                   Washington

Riverview Asset Management Corp.      90%                   Washington

----------------
(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

                                 Exhibit 23
                        Consent of Independent Auditors

                        [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-66049 of Riverview Bancorp, Inc., on Form S-8, of our report dated May 14, 1999, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 1999.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
June 25, 1999