Form 10-Q
period 1999-06-30
RIVERVIEW BANCORP INC
filed 1999-08-13
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                               --------------
                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

                 Commission File Number: 0-22957

                         RIVERVIEW BANCORP, INC.
          (Exact name of registrant as specified in its charter)

Washington                                           91-1838969
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

                 700 N.E. Fourth Ave. Camas, WA     98607
                 (Address of principal executive office)

Registrant's telephone number, including area code: (360)834-2231

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No    .                                                                 ---
   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---5,213,822 shares as of August 11, 1999.

                                Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                      Page
         ---------------------                                      ----

Item 1:  Financial Statements (Unaudited)

        Consolidated Balance Sheets
        as of June 30, 1999 and March 31, 1999                        1

        Consolidated Statements of Income: Three
        Months Ended June 30, 1999 and 1998                           2

        Consolidated Statements of Shareholders' Equity
        for the Year Ended March 31, 1999 and for the
        Three Months Ended June 30, 1999                              3

        Consolidated Statements of Cash Flows for the
        Three Months Ended June 30, 1999 and 1998                     4

        Notes to Consolidated Financial Statements                 5-12

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               13-25

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                           25

Part II.  Other Information                                       26-27

SIGNATURES                                                           28

EXHIBITS                                                          29-30

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 and MARCH 31, 1999


                                                        JUNE 30,  MARCH 31,
(In thousands, except share data) (Unaudited)            1999       1999
---------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $8,421
  and $11,612)                                         $15,740     $17,207
Loans held for sale                                         50         341
Investment securities held to maturity, at
 amortized cost (fair value of $943 and $4,980)            943       4,943
Investment securities available for sale, at fair
 value (amortized cost of $15,424 and $13,751)          14,452      13,280
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $11,418 and $12,939)     11,309      12,715
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $49,558 and $53,808)     47,852      53,372
Loans receivable (net of allowance for loan losses
 of $1,192 and $1,146)                                 202,308     186,836
Real estate owned                                          103          30
Prepaid expenses and other assets                          813         895
Accrued interest receivable                              1,673       1,543
Federal Home Loan Bank stock                             2,661       2,614
Premises and equipment                                   6,396       6,185
Land held for development                                  471         471
Deferred Income taxes, net                               1,081         493
Core deposit intangible, net                             1,594       1,676
                                                      --------    --------
TOTAL ASSETS                                          $307,446    $302,601
                                                      ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                    $206,399    $200,311
  Accrued expenses, minority interest and other
   liabilities                                           3,926       2,834
  Advance payments by borrowers for taxes and
   insurance                                               (18)         39
  Federal Home Loan Bank advances                       42,550      42,550
                                                      --------    --------
           Total liabilities                           252,857     245,734
                                                      --------    --------
COMMITMENT AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY
  Serial preferred stock, $.01 par value; 250,000
   authorized, issued and outstanding, none                -           -
  Common stock, $.01 par value; 50,000,000
   authorized, June 30, 1999 - 6,194,103 issued,
   5,213,822 outstanding; March 31, 1999 -
   6,194,103 issued, 5,346,322 outstanding                  62          62
  Additional paid-in capital                            53,577      53,577
  Retained earnings                                     14,085      13,602
  Treasury shares at cost- 545,779 shares and
   413,279 shares at June 30, 1999 and March 31,
   1999, respectively                                   (7,054)     (5,461)
  Unearned shares issued to employee stock ownership
   trust                                                (2,743)     (2,743)
  Unearned unshares held by the management recognition
   and development plan                                 (1,571)     (1,571)
  Accumulated other comprehensive (loss)                (1,767)       (599)
                                                      --------    --------

           Total shareholders' equity                   54,589      56,867
                                                      --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $307,446    $302,601
                                                      ========    ========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30,

(In thousands, except share data) (Unaudited)           1999         1998
---------------------------------------------------------------  -----------
INTEREST INCOME:
 Interest and fees on loans receivable              $     4,613  $     4,198
 Interest on investment securities                          254          325
 Interest on mortgage-backed securities                     943          836
 Other interest and dividends                               162          263
                                                    -----------  -----------
          Total interest income                           5,972        5,622
                                                    -----------  -----------
INTEREST EXPENSE:
 Interest on deposits                                     2,024        1,961
 Interest on borrowings                                     521          371
                                                    -----------  -----------
          Total interest expense                          2,545        2,332
                                                    -----------  -----------
          Net interest income                             3,427        3,290
 Less provision for loan losses                              90           60
                                                    -----------  -----------
          Net interest income after
           provision for loan losses                      3,337        3,230
                                                    -----------  -----------
NON-INTEREST INCOME:
 Fees and service charges                                   676          537
 Gain on sale of loans held for sale                          5           61
 Gain on sale of securities                                   -           27
 Loan servicing income                                       33           38
 Other                                                       49           19
                                                    -----------  -----------
          Total non-interest income                         763          682
                                                    -----------  -----------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                           1,397        1,039
 Occupancy and depreciation                                 516          360
 Amortization of core deposit intangible                     82           82
 Marketing expense                                          143           70
 FDIC insurance premium                                      29           26
 Other                                                      461          340
                                                    -----------  -----------
          Total non-interest expense                      2,628        1,917
                                                    -----------  -----------
INCOME BEFORE FEDERAL INCOME TAXES                        1,472        1,995
PROVISION FOR FEDERAL INCOME TAX                            509          738
                                                    -----------  -----------
NET INCOME                                          $       963  $     1,257
                                                    ===========  ===========
Earnings per common share:
    Basic                                           $      0.18  $      0.22
    Diluted                                                0.18         0.21

Weighted average number of shares outstanding:
    Basic                                             5,322,922    5,823,432
    Diluted                                           5,436,157    5,954,850

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999
AND THE THREE MONTHS ENDED JUNE 30, 1999
(Unaudited)
                                                                      Unearned           Accumu-
                                                                      Shares             lated
                                                                      Issued to          Other
                                       Addi-                          Employee Unearned  Compre-
                       Common Stock    tional                         Stock    Shares    hensive
(In thousands,       ----------------- Paid-In   Retaining  Treasury Ownership Issued to Income
except share data)   Shares     Amount Capital   Earnings   Stock     Trust    MRDP      (Loss)  Total
------------------   ------     ------ -------   --------   -----     -----    ----      ------  -----

Balance April 1,
 1998                5,809,456   $62   $53,399   $10,495    $    -    $(2,993) $      -   $119   $61,082
Cash dividends               -     -         -    (1,356)        -          -         -      -    (1,356)
Exercise of stock
 options                39,777     -       141         -         -          -         -      -       141
Earned ESOP shares      24,632     -        52         -         -        250         -      -       302
Treasury shares
 acquired             (413,279)    -         -         -    (5,461)         -         -      -    (5,461)
Shares acquired by
 MRDP                 (142,830)    -       (15)        -         -          -    (1,964)     -    (1,979)
Earned MRDP shares      28,566     -         -         -         -          -       393      -       393
                     ---------   ---   -------   -------   -------    -------   ------- ------   -------
                     5,346,322    62    53,577     9,139    (5,461)    (2,743)   (1,571)   119    53,122
Comprehensive income:
  Net income                 -     -         -     4,463         -          -         -      -     4,463
  Other comprehensive
  income:
   Unrealized holding
   loss on securities
   of $694 (net of $357
   tax benefit) less
   reclassification
   adjustment for gains
   included in net
   income of $24 (net of
   $13 tax expense)          -     -         -         -         -          -         -   (718)     (718)
                                                                                                 -------
Total comprehensive
 income                      -     -         -         -         -          -         -      -     3,745
                     ---------   ---   -------   -------   -------    -------   ------- ------   -------
Balance March 31,
 1999                5,346,322    62    53,577    13,602    (5,461)    (2,743)   (1,571)  (599)   56,867
Cash dividends               -     -         -      (480)        -          -         -      -      (480)
Treasury shares
 acquired             (132,500)    -         -         -    (1,593)         -         -      -    (1,593)
                     ---------   ---   -------   -------   -------    -------   ------- ------   -------
                     5,213,822    62    53,577    13,122    (7,054)    (2,743)   (1,571)  (599)   54,794
Comprehensive income:
  Net income                 -     -         -       963         -          -         -      -       963
  Other comprehensive
  income:
   Unrealized holding
   loss on securities
   of $1,168 (net of
   $602 tax benefit)         -     -         -         -         -          -         - (1,168)   (1,168)
                                                                                                 -------
Total comprehensive
 loss                        -     -         -         -         -          -         -      -      (205)
                     ---------   ---   -------   -------   -------    -------   ------- -------  -------
Balance June 30,
 1999                5,213,822   $62   $53,577   $14,085   $(7,054)   $(2,743)  $(1,571)$(1,767) $54,589
                     =========   ===   =======   =======   =======    =======   ======= =======  =======

See notes to consolidated financial statements.

                                                              3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED JUNE 30,

(In thousands) (Unaudited)                         1999              1998
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    963          $   1,257
  Adjustments to reconcile net income to cash
   used in operating activities:
    Depreciation and amortization                     332                252
    Provision for losses on loans                      90                 60
    Noncash expense related to ESOP benefit            71                115
    Noncash expense related to MRDP benefit            98                  -
    Increase in deferred loan origination fees,
     net of amortization                              209                129
    Federal Home Loan Bank stock dividend             (47)               (37)
     Net gain on sale of real estate owned,
      mortgage-backed and investment securities
      and premises and equipment                      (26)               (39)
    Changes in assets and liabilities:
     Decrease (increase) in loans held for sale       291               (434)
     Decrease (increase) in prepaid expenses and
      other assets                                     82               (221)
     Increase in accrued interest receivable         (130)               (17)
     Increase  in accrued expenses, minority
      interest and other liabilities                  883                495
                                                 --------          ---------
        Net cash provided by operating activities   2,816              1,560
                                                 --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                               (46,381)           (41,222)
  Principal repayments on loans                    30,426             39,800
  Proceeds from call, maturity, or sale of
   investment securities available for sale             -              5,909
  Purchase of investment securities available
   for sale                                        (1,673)            (9,608)
  Principal repayments on mortgage-backed
   securities held to maturity                      1,437              2,603
  Principal repayments on mortgage-backed
   securities available for sale                    4,162              1,794
  Purchase of investment securities held to
   maturity                                             -               (982)
  Proceeds from call or maturity of investment
   securities held to maturity                      4,000              1,076
  Purchase of premises and equipment                 (708)              (314)
  Proceeds from sale of real estate                   363                  -
                                                 --------          ---------
      Net cash used in investing activities        (8,374)              (944)
                                                 --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                  6,088              3,963
  Dividends paid                                     (347)              (217)
  Treasury stock purchased                         (1,593)                 -
  Repayment of Federal Home Loan Bank advances          -            (10,000)
  Net decrease in advance payments by borrowers       (57)              (121)
  Proceeds from exercise of stock options               -                 89
      Net cash used provided (used) by           --------          ---------
       financing activities                         4,091             (6,286)
                                                 --------          ---------
NET DECREASE IN CASH                               (1,467)            (5,670)

CASH, BEGINNING OF PERIOD                          17,207             27,482
                                                 --------          ---------
CASH, END OF PERIOD                              $ 15,740          $  21,812
                                                 ========          =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                     $ 2,543           $   2,359
    Income taxes                                       -                 170

NONCASH INVESTING ACTIVITIES:
  Transfer of loans to real estate owned             480                 175
  Dividends declared and accrued in other
   liabilities                                       480                 371
  Fair value adjustment to securities
   available for sale                              1,770                 147
  Income tax effect related to fair value
   adjustment                                        602                 (50)

See notes to consolidated statements.

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1999 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 1998 and 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management, Corp. and wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

(3)  Comprehensive Income
     -------------------

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale and sales and losses on sale of securities available for sale.

For the three months ended June 30, 1999, the Company's total comprehensive loss was $200,000 compared to income of $1.1 million for three months ended June 30, 1998, respectively.

Total comprehensive loss for the three months ended June 30, 1999 is $205,000 comprised of net income of $1.0 million and other comprehensive loss of $1.2 million net of tax. Other comprehensive income for the three months ended June 30, 1999, consists of unrealized securities losses of $1.2 million, net of tax benefits.

Total comprehensive income for the three months ended June 31, 1998 was $1.2 million comprised of net income of $1.3 million and other comprehensive loss of $115,000 net of tax, respectively. Other comprehensive income for the three months ended June 30, 1998, consisted of unrealized securities losses of $97,000 net of tax benefits less gains on securities available for sale included in non-interest income of $18,000 net of tax, respectively.

(4)  Earnings Per Share
     ------------------

Basic Earnings Per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and unassigned Management Recognition and Development Plan("MRDP") shares. Employee Stock Ownership Plan shares are not considered outstanding for earnings per share purposes until they are committed to be released.

                                      Three Months Ended
                                           June 30,
                                  ----------------------------
                                     1999             1998
                                     ----             ----
Basic EPS computation:
  Numerator-Net Income              $963,000       $1,257,000
  Denominator-Weighted average
    common shares outstanding      5,322,922        5,823,432

Basic EPS                         $     0.18       $     0.22
                                  ===========      ==========
Diluted EPS computation:
  Numerator-Net Income              $963,000       $1,257,000
  Denominator-Weighted average
    common shares outstanding      5,322,922        5,823,432
  Effect of dilutive stock options   111,986          131,418
  Effect of dilutive MRDP              1,249                -
                                  ----------       ----------
  Weighted average common shares
  and common stock equivalents     5,436,157        5,954,850

Diluted EPS                        $    0.18        $    0.21
                                  ===========      ==========

(5)  Investment Securities
     ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                        Gross         Gross         Estimated
                          Amortized     Unrealized    Unrealized    Fair
                          Cost          Gains         Losses        Value
                          ---------     ----------    ----------    ---------
June 30, 1999
-------------
Municipal securities      $     943     $        -    $        -    $     943
                          ---------     ----------    ----------    ---------
    Total                 $     943     $        -    $        -    $     943
                          =========     ==========    ==========    =========
March 31, 1999
--------------
Agency securities         $   4,000     $       13    $        -    $   4,013
Municipal securities            943             24             -          967
                          ---------     ----------    ----------    ---------
    Total                 $   4,943     $       37    $        -    $   4,980
                          =========     ==========    ==========    =========

The contractual maturities of investment securities held to maturity were as follows (in thousands):

                                                            Estimated
                                            Amortized          Fair
June 30, 1999                                  Cost            Value
-------------                              -----------     ------------
Due after ten years                        $       943     $        943
                                           -----------     ------------
    Total                                  $       943     $        943
                                           ===========     ============

There were no sales of investment securities held to maturity during the period ended June 30, 1999 and 1998.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                        Gross         Gross         Estimated
                          Amortized     Unrealized    Unrealized    Fair
                          Cost          Gains         Losses        Value
                          ---------     ----------    ----------    ---------
June 30, 1999
-------------
Agency securities         $  11,489     $        -    $     (489)   $  11,000
Equity securities             1,356              -          (455)         901
Municipal securities          2,579              -           (28)       2,551
                          ---------     ----------    ----------    ---------
    Total                 $  15,424     $        -    $     (972)   $  14,452
                          =========     ==========    ==========    =========
March 31, 1999
--------------
Agency securities         $  11,489     $       13    $      (62)   $  11,440
Equity securities             1,356              -          (422)         934
Municipal securities            906              -             -          906
                          ---------     ----------    ----------    ---------
    Total                 $  13,751     $       13    $     (484)   $  13,280
                          =========     ==========    ==========    =========

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                                            Estimated
                                            Amortized          Fair
June 30, 1999                                  Cost            Value
-------------                              -----------     ------------
Due after one year through five years      $     4,000     $      3,982
Due after five years through ten years           3,932            3,823
Due after ten years                              7,492            6,647
                                           -----------     ------------
    Total                                  $    15,424     $     14,452
                                           ===========     ============

Investment securities with an amortized cost of $5.1 million and $4.0 million and a fair value of $5.0 million and $4.0 million at June 30, 1999 and March 31, 1999, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6)  Mortgage-Backed Securities
     --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                        Gross         Gross         Estimated
                          Amortized     Unrealized    Unrealized    Fair
                          Cost          Gains         Losses        Value
                          ---------     ----------    ----------    ---------
June 30, 1999
-------------
Real estate mortgage
 investment conduits      $   2,622     $       93    $        -    $   2,715
FHLMC mortgage-backed
 securities                   3,122             18           (27)       3,113
FNMA mortgage-backed
 securities                   5,565             42           (17)       5,590
                          ---------     ----------    ----------    ---------
    Total                 $  11,309     $      153    $      (44)   $  11,418
                          =========     ==========    ==========    =========

March 31, 1999
--------------
Real estate mortgage
 investment conduits      $   3,162     $      100    $        -    $   3,262
FHLMC mortgage-backed
 securities                   3,370             33            (5)       3,398
FNMA mortgage-backed
 securities                   6,183             97            (1)       6,279
                          ---------     ----------    ----------    ---------
    Total                 $  12,715     $      230    $       (6)   $  12,939
                          =========     ==========    ==========    =========

The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity were as follows (in thousands):

                                                            Estimated
                                            Amortized          Fair
June 30, 1999                                  Cost            Value
-------------                              -----------     ------------
Due in one year or less                    $       154     $        154
Due after one year through five years            4,988            4,970
Due after five years through ten years             567              566
Due after ten years                              5,600            5,728
                                           -----------     ------------
                                           $    11,309     $     11,418
                                           ===========     ============

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                        Gross         Gross         Estimated
                          Amortized     Unrealized    Unrealized    Fair
                          Cost          Gains         Losses        Value
                          ---------     ----------    ----------    ---------
June 30, 1999
-------------
Real estate mortgage
 investment conduits      $  46,116     $       15    $   (1,761)   $  44,370
FHLMC mortgage-backed
 securities                     670              4             -          674
FNMA mortgage-backed
 securities                   2,772             36             -        2,808
                          ---------     ----------    ----------    ---------
     Total                $  49,558     $       55    $  (1,761)    $  47,852
                          =========     ==========    =========     =========

March 31, 1999
--------------
Real estate mortgage
 investment conduits      $  50,002     $       34    $    (534)    $  49,502
FHLMC mortgage-backed
 securities                     686             15            -           701
FNMA mortgage-backed
 securities                   3,120             49            -         3,169
                          ---------     ----------    ---------     ---------
    Total                 $  53,808     $       98    $    (534)    $  53,372
                          =========     ==========    =========     =========

The contractual maturities of mortgage-backed securities available for sale were as follows (in thousands):

                                                            Estimated
                                            Amortized          Fair
June 30, 1999                                  Cost            Value
-------------                              -----------     ------------
Due after one year through five years      $     2,316     $      2,345
Due after five years through ten years           2,407            2,423
Due after ten years                             44,835           43,084
                                           -----------     ------------
                                           $    49,558     $     47,852
                                           ===========     ============

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $370,000 and $386,000 and a fair value of $366,000 and $388,000 at June 30, 1999 and
March 31, 1999, were pledged as collateral for public funds held by the Community Bank.

(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                              June 30,         March 31,
                                               1999               1999
                                            -----------       -----------
Residential:
 One to four family                         $    86,051       $    82,934
 Multi-family                                     8,788             7,558
Construction:
 One to four family                              51,622            45,524
 Multi-family                                     4,585             4,209
 Commercial real estate                           5,956             6,184
Commercial                                       13,223             8,676
Consumer:
  Secured                                        13,951            12,691
  Unsecured                                       3,000             2,769
Land                                             24,016            24,932
Non-residential                                  18,312            17,554
                                            -----------       -----------
                                                229,504           213,031
Less:
Undisbursed portion of loans                     23,024            22,278
Deferred loan fees, net                           2,979             2,770
Allowance for possible loan losses                1,192             1,146
Unearned discounts                                    1                 1
                                            -----------       -----------
Loans receivable, net                       $   202,308       $   186,836
                                            ===========       ===========

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

(9)  Borrowings
     ----------
Borrowings are summarized as follows (in thousands):

                                              June 30,         March 31,
                                               1999               1999
                                            -----------       -----------
Federal Home Loan Bank Advances             $    42,550       $    42,550
                                            ===========       ===========
            Weighted average interest rate:        4.86%             4.87%
                                            ===========       ===========

Borrowings have the following maturities at June 30, 1999 (in thousands):

              1999                          $     7,000
              2000                                5,550
              2003                               30,000
                                            -----------
                                            $    42,550
                                            ===========

(10) Stockholders' Equity
     --------------------

Repurchase of Common Stock

On February 9, 1999, the Company received regulatory approval to repurchase up to 10% or 601,324 shares of its outstanding common stock at December 31, 1998.

The shares repurchased will be held in the Company's treasury. At June 30, 1999, 367,241 common stock shares had been repurchased at an average cost of $12.68 per share.

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% or 321,368 shares of the 3,570,570 shares issued during Conversion and Reorganization (as hereinafter defined). Prior to December 31, 1998, 321,368 common stock shares had been repurchased at an average cost of $13.62 per share.

(11)  Recently Issued Accounting Pronouncements
      -----------------------------------------

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

SFAS No. 133 is effective for all fiscal quarters beginning with the fiscal year 2001 and need not be applied retroactively to financial statements of prior periods. The Company does not anticipate that the adoption of SFAS No. 133 would have a material effect on its financial position or results of operations.

(12) Commitments and Contingencies
     -----------------------------

The Community Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Community Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Community Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Bank's usual terms and conditions.

At June 30, 1999, the Community Bank had commitments to originate fixed rate mortgage loans of $2.5 million at interest rates ranging from 7.125% to 9.00%. At June 30, 1999, adjustable rate mortgage loan commitments were $3.7 million at interest rates ranging from 6.75% to 9.75%. Collateral is not required to support commitments. Consumer loan commitments totaled $6.1 million and commercial loan commitments totaled $8.1 million at June 30, 1999.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operation, or liquidity.

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

General

Riverview Bancorp, Inc., a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (formerly Riverview Savings Bank, FSB) upon Riverview Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C. from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank effective June 29, 1998.

The Community Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Community Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Community Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans to both builders and homeowners. The Community Bank is also growing the portfolio of loans for land development and small business financing and consumer loans. The Community Bank operates ten branches in southwest Washington, including six branches in Clark County, with two new Vancouver branches planned for 1999. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. Riverview Asset Management Corporation, a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of the trust department are in the Community Bank's newest branch, the Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $35.0 million at June 30, 1999 were held by the Riverview Asset Management Corporation in fiduciary or agency capacity.

Year 2000

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. The Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets, such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non- information technology assets, which include automated teller machines
(ATMS), copiers, fax machines, elevators, microfilmers, and HVAC systems, is also primarily dependent upon Year 2000 compliance efforts and results of third-parties.

State of Readiness

The Company began developing a plan to address the Year 2000 issues in 1997, and in 1998 appointed a Year 2000 Committee comprised of representatives from all key areas of the Company, including Senior Management. The Year 2000 Committee has developed and has implemented a comprehensive project to make all information technology assets and all non-information technology assets Year 2000 compliant. Testing of hardware has been completed and non-compliant information technology hardware has been replaced. The committee provides periodic reports to the Company's Board of Directors in order to assist them in their Year 2000 readiness oversight role.

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

     4. Validation - The Year 2000 Committee's readiness initiative is currently in this phase. This phase consists of testing all systems as well as testing of third-party vendors and service providers for year 2000 issues. Testing of mission-critical automated systems was during the quarter ended March 31, 1999. Testing of renovations and new systems will continue throughout 1999.

     5. Implementation - This phase has been substantially completed with the replacement of all micro-computer hardware which was determined not to be Year 2000 compliant. As previously mentioned, six ATM operating systems have been replaced in connection with this phase. As required by the Company's Year 2000 plan, the Year 2000 readiness program was substantially completed by June 30, 1999, consistent with the OTS guidelines. The Company will continue to monitor its vendors and internal processes for Year 2000 readiness throughout 1999.

Costs to Address the Year 2000 Issue
------------------------------------

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of June 30, 1999, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $106,000 which is within original projections.

Risks Presented by the Year 2000 Issue
--------------------------------------

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, lending and loan servicing, general ledger, fixed assets and accounts payable. Some of these functions operate in-house on network micro-computers, but they are all integrated and interfaced with the third-party service bureau system. The third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Testing of this third-party data processing service bureau started during the fourth quarter of the calendar year 1998 and was successfully completed during the quarter ended June 30, 1999.

If this third-party service provider or other third-party providers with which the Company has material relationships are not Year 2000 compliant, the following problems could result: (i) in the case of vendors, important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customer accounts.

Contingency Plans
-----------------

Where it is possible to do so, the Company has scheduled testing with third-party vendors and service providers. Where it is not possible, the Company will rely upon certifications of Year 2000 compliance from third-party vendors and service providers. As of June 30, 1999, certifications of Year 2000 compliance have been received from the Company's third-party vendors and service providers. Testing with selected mission critical providers was completed during the quarter ended March 31, 1999. The Company will supplement its existing business continuity plans to deal with the special circumstances of Year 2000 problems. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified or sufficiently tested and validated to ensure Year 2000 compliance.

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

FINANCIAL CONDITION

At June 30, 1999, the Company had total assets of $307.4 million compared with $302.6 million at March 31, 1999. The $4.8 million or 1.6% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $15.7 million at June 30, 1999 compared to $17.2 million at March 31, 1999. At June 30, 1999, the Company had $229.5 million in gross loans, an increase of $16.5 million compared to $213.0 million at March 31, 1999. Loans Receivable (Note 7), provides a detailed analysis of the $16.5 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of credit risk compared to one-to-four family mortgage loans. Deposits totaled $206.4 million at June 30, 1999 compared to $200.3 million at March 31, 1999. FHLB advances totaled $42.6 million at June 30, 1999 and March 31, 1999.

Capital Resources

Total shareholders' equity decreased $2.3 million, or 4.01%, from $56.9 million at March 31, 1999 to $54.9 million at June 30, 1999. The $2.3 million decrease in shareholders? equity was the net result of $1.0 million in earnings for the year to date, dividends of $480,000, purchase of 132,500 treasury shares for $1.6 million and $1.2 million change in net unrealized loss on securities available for sale, net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 1999, the Community Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0%, and 10.0%, respectively. At June 30, 1999, the Community Bank's tangible, core and risk-based total capital ratios amounted to 15.7%, 15.7%, and 26.9%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                            Capitalized" Under
                                             For Capital    Prompt Corrective
                             Actual       Adequacy Purpose  Action Provision
                         ----------------------------------------------------
                         Amount   Ratio   Amount    Ratio   Amount    Ratio
                         ------   -----   ------    -----   ------    -----
As of June 30, 1999
Total Capital:
(To Risk Weighted
 Assets)                $48,188   27.3%   $14,140    8.0%   $17,675   10.0%
Tier I Capital:
(To Risk Weighted
 Assets)                 47,467   26.9       N/A     N/A     10,605    6.0
Core Capital:
(To Total Assets)        47,467   15.7      9,082    3.0     15,136    5.0
Tangible Capital:
(To Tangible Assets)     47,467   15.7      4,541    1.5       N/A     N/A

                                                          Categorized as "Well
                                                            Capitalized" Under
                                             For Capital    Prompt Corrective
                             Actual       Adequacy Purpose  Action Provision
                         ----------------------------------------------------
                         Amount   Ratio   Amount    Ratio   Amount    Ratio
                         ------   -----   ------    -----   ------    -----
As of March 31, 1999
Total Capital:
(To Risk Weighted
 Assets)                $47,145   28.6%   $13,213    8.0%   $16,516   10.0%
Tier I Capital:
(To Risk Weighted
 Assets)                 46,470   28.1      N/A      N/A      9,909    6.0
Core Capital:
(To Total Assets)        46,470   15.7      8,861    3.0     14,768    5.0
Tangible Capital:
(To Tangible Assets)     46,470   15.7      4,430    1.5       N/A     N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at June 30, 1999 (in thousands):

Equity                                 $47,605
Net unrealized loss on securities
        Available for sale               1,456
Core deposit intangible asset           (1,594)
                                       -------
           Tangible capital             47,467
Land held for development                 (471)
General valuation allowance              1,192
                                       -------
           Total capital               $48,188
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 45.8% at June 30, 1999 compared to 52.9% at March 31, 1999. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At June 30, 1999, the Community Bank had outstanding commitments to originate $6.3 million of mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $15.7 million at June 30, 1999 compared to $17.2 million at March 31, 1999. Investment securities and mortgage-backed securities available for sale at June 30, 1999 were $14.5 million and $47.9 million, respectively, compared to $13.3 million and $53.4 million, respectively, at March 31, 1999. See "Financial Condition."

Asset Quality

Allowance for loan losses was $1.2 million at June 30, 1999, compared to $1.1 million at March 31, 1999. Management deemed the allowance for loan losses at June 30, 1999 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared

Nonperforming assets were $1.1 million or 0.34% of total assets at June 30, 1999 compared with $1.3 million or 0.44% of total assets at March 31, 1999. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                                   June 30, 1999     March 31, 1999
                                   -------------     --------------
                                        (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:

Real Estate
 Residential                       $  568                 $1,052
 Commercial                           208                    208
 Consumer                              28                     33
                                   ------                 ------
      Total                           804                  1,293
                                   ------                 ------
Accruing loans which are
contractually past due 90
days or more                          143                      5
                                   ------                 ------
Total of nonaccrual and
90 days past due loans                947                  1,298
                                   ------                 ------
Real estate owned                     103                     30
                                   ------                 ------
  Total nonperforming assets       $1,050                 $1,328
                                   ======                 ======

Total loans delinquent 90
days or more to net loans            0.47%                  0.69%

Total loans delinquent 90
days or more to total assets         0.31                   0.43

Total nonperforming assets
to total assets                      0.34                   0.44

        Comparison of Operating Results for the Three Months Ended
                          June 30, 1999 and 1998

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

Net income for the three months ended June 30, 1999 was $963,000, $0.18 per basic share ($0.18 per diluted share). This compares to net income of $1.3 million, $0.22 per basic share ($0.21 per diluted share) for the same period in fiscal 1998. The earnings per basic share showed a decrease for the three months ending June 30, 1999 as compared to the three months ended June 30, 1998. Net interest income increased $137,000 or 4% for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998 due to a 13% increase in interest-earning assets. Non-interest income increased $81,000 or 12% for the three months ended June 30, 1999 from $682,000 for the three months ended June 30, 1998, reflecting increases in fees and service charges. These increases were offset by an $711,000 increase in non-interest expense or 37% as compared to the same period for the prior year. The increase in non-interest expense is due primarily to increased salaries and employee benefits and occupancy expense.

Average interest-earning assets increased to $289.5 million for the three months ending June 30, 1999 from $256.7 million for the three months ending June 30, 1998. The $32.8 million increase is due primarily to the $30.0 million purchase of mortgage-backed securities in the quarter ending September 30, 1998 and a $29.7 million increase in average net loans outstanding.

Interest income for the three months ended June 30, 1999 was $6.0 million, an increase of $400,000 or 6% over the $5.6 million interest income for the same period in 1998. Yield on interest-earning assets for the three month 1999 period was

8.29% compared to 8.78% for the same three month period in 1998. The lower 1999 yield on interest earning assets resulted primarily from the lower yield received on average net loans, investments in mortgage-backed and investment securities and overnight funds as a result of the decrease in the interest rates in the economy. The higher interest income resulted from growth in loans, and mortgage-backed securities.

Interest expense was $2.5 million and $2.3 million for the quarters ended June 30, 1999 and 1998, respectively. The cost of interest-bearing liabilities for the three month 1999 period was 4.41% compared to 4.72% for the three month 1998 period.

Net interest income increased $137,000, or 4%, to $3.4 million for the three months ended June 30, 1999, compared to $3.3 million for the three months ended June 30, 1998. The interest rate spread decreased from 4.06% for the three month 1998 period to 3.89% for the three month 1999 period. The net interest margin decreased to 4.77% during the first quarter ended June 30, 1999 from 5.14% for the first quarter ended June 30, 1998. The decreased margin reflects the downward pressure on the margin as the overall interest rates in the economy decreased. Average interest-earning assets increased by $32.7 million to $289.4 million during the first quarter ended June 30, 1999 from $256.7 million for the first quarter ended June 30, 1998. The $32.7 million increase in average interest-earning assets was offset by the $33.4 million increase in average interest-bearing liabilities to $231.6 million during the quarter ended June 30, 1999 from $198.1 million for the quarter ended June 30, 1998.

The provision for loan losses was $90,000 and there were $44,000 in net charge-offs during the three months ended June 30, 1999 compared to a $60,000 provision and $1,800 in net charge-offs during the three months ended June 30, 1998. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $81,000, or 12%, to $763,000 for the three month ended June 30, 1999 from $682,000 for the three months ended June 30, 1998. The $81,000 increase for the current quarter is primarily due to a $94,000 increase in deposit service charges resulting from an increased number of deposit accounts and the results of a new fee schedule.

Non-interest expense increased $711,000, or 37%, from $1.9 million for the quarter ended June 30, 1998 to $2.6 million for the quarter ended June 30, 1999. Salaries and employee benefits increased $358,000 to $1.4 million for the quarter ended June 30, 1999. There were 22 more full-time equivalent employees over the 1998 quarter. This resulted from expansion of services offered by adding the new branch, the new trust corporation Riverview Asset Management Corporation and the new commercial lending department in the Vancouver Financial Center, expansion in the mortgage broker division and support functions.

Provision for federal income taxes for the first quarter of fiscal 1999 was $509,000, resulting in an effective tax rate of 35%, compared to $738,000 and 37% for the like quarter of a year ago. The 2% decrease in the effective tax rate for three months ended June 30, 1999 is primarily attributable to the impact of the ESOP market value adjustment.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

                                       RIVERVIEW BANCORP, INC.


DATE:  August 13, 1999                 BY:  /S/ Patrick Sheaffer
                                            Patrick Sheaffer
                                            President

DATE:  August 13, 1999                BY:  /S/ Ron Wysaske
                                           Ron Wysaske
                                           Executive Vice President/Treasurer