Form 10-Q
period 1999-09-30
RIVERVIEW BANCORP INC
filed 1999-11-05
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---5,089,973 shares as of September 30, 1999.

                                 Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                   INDEX

Part I.  Financial Information                                          Page
         ---------------------                                          ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of September 30, 1999 and March 31, 1999                         1

       Consolidated Statements of Income: Six and Three
       Months Ended September 30, 1999 and 1998                            2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 1999 and for the
       Six Months Ended September 30, 1999                                 3

       Consolidated Statements of Cash Flows for the
       Six Months Ended September 30, 1999 and 1998                        4

       Notes to Consolidated Financial Statements                       5-12

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    13-28

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                                28

Part II. Other Information                                             29-30

SIGNATURES                                                                31

EXHIBITS                                                               32-33

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND MARCH 31, 1999

                                                   SEPTEMBER 30,    MARCH 31,
(in thousands, except share data)  (Unaudited)        1999            1999
-----------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of
 $1,921 and $11,612)                              $   10,802      $   17,207
Loans held for sale                                        -             341
Investment securities held to maturity, at
 amortized cost (fair value of $916 and $4,980)          923           4,943
Investment securities available for sale, at
 fair value (amortized cost of $14,423 and
 $13,751)                                             13,108          13,280
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $10,161 and
 $12,939)                                             10,116          12,715
Mortgage-backed securities available for sale,
 at fair value (amortized cost of $45,920 and
 $53,808)                                             44,703          53,372
Loans receivable (net of allowance for loan losses
 of $1,162 and $1,146)                               221,375         186,836
Real estate owned                                        418              30
Prepaid expenses and other assets                        832             895
Accrued interest receivable                            1,662           1,543
Federal Home Loan Bank stock                           2,710           2,614
Premises and equipment                                 6,906           6,185
Land held for development                                471             471
Deferred income taxes, net                               993             493
Core deposit intangible, net                           1,512           1,676
                                                  ----------      ----------
TOTAL ASSETS                                      $  316,531      $  302,601
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Deposit accounts                                 $  215,213      $  200,311
 Accrued expenses, minority interest and other
  liabilities                                          3,237           2,834
 Advance payments by borrowers for taxes and
  insurance                                              101              39
 Federal Home Loan Bank advances                      44,550          42,550
                                                  ----------      ----------
          Total liabilities                          263,101         245,734
                                                  ----------      ----------

COMMITMENT AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY
 Serial preferred stock, $.01 par value;
  250,000 authorized, issued and outstanding,
  none                                                     -               -
 Common stock, $.01 par value; 50,000,000
  authorized, September 30 ,1999 - 6,228,199
  issued, 5,089,973 outstanding; March 31,
  1999 - 6,194,103 issued, 5,346,322
  outstanding                                             62              62
 Additional paid-in capital                           53,652          53,577
 Retained earnings                                    14,649          13,602
 Treasury shares at cost - 703,724 shares and
  413,279 shares at September 30, 1999 and
  March 31, 1999, respectively                        (9,010)         (5,461)
 Unearned shares issued to employee stock
  ownership trust                                     (2,681)         (2,743)
 Unearned shares held by the management
  recognition and development plan                    (1,571)         (1,571)
 Accumulated other comprehensive loss                 (1,671)           (599)
                                                  ----------      ----------
          Total shareholders' equity                  53,430          56,867
                                                  ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  316,531      $  302,601
                                                  ==========      ==========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended     Six Months Ended
(in thousands,                          Septermber30,         September 30,
except share data)    (Unaudited)     1999       1998       1999        1998
------------------------------------------------------     -----------------
INTEREST INCOME:
 Interest and fees on loans
  receivable                      $   4,890  $   4,205   $   9,503  $   8,403
 Interest on investment
  securities                            224        331         478        656
 Interest on mortgage-backed
  securities                            878        739       1,821      1,575
 Other interest and dividends           161        321         323        584
                                  ---------  ---------   ---------  ---------
     Total interest income            6,153      5,596      12,125     11,218
                                  ---------  ---------   ---------  ---------
INTEREST EXPENSE:
 Interest on deposits                 2,087      2,027       4,111      3,988
 Interest on borrowings                 538        321       1,059        692
                                  ---------  ---------   ---------  ---------
     Total interest expense           2,625      2,348       5,170      4,680
                                  ---------  ---------   ---------  ---------
     Net interest income              3,528      3,248       6,955      6,538

 Less provision for loan losses          90         60         180        120
                                  ---------  ---------   ---------  ---------
     Net interest income after
     provision for loan losses        3,438      3,188       6,775      6,418
                                  ---------  ---------   ---------  ---------
NON-INTEREST INCOME:
 Fees and service charges               620        581       1,296      1,118
 Gain on sale of loans held for
  sale                                    9         48          14        109
 Gain on sale of securities               -         10           -         37
 Loan servicing income                   39         29          72         67
 Other                                   60         31         109         50
                                  ---------  ---------   ---------  ---------
     Total non-interest income          728        699       1,491      1,381
                                  ---------  ---------   ---------  ---------
NON-INTEREST EXPENSE:
 Salaries and employee benefits       1,334      1,076       2,731      2,114
 Occupancy and depreciation             520        416       1,036        776
 Amortization of core deposit
  intangible                             81         81         163        163
 Marketing expense                      195         84         338        154
 FDIC insurance premium                  29         27          58         53
 Other                                  453        382         914        723
                                  ---------  ---------   ---------  ---------
     Total non-interest expense       2,612      2,066       5,240      3,983
                                  ---------  ---------   ---------  ---------
INCOME BEFORE FEDERAL INCOME TAXES    1,554      1,821       3,026      3,816

PROVISION FOR FEDERAL INCOME TAXES      523        655       1,032      1,393
                                  ---------  ---------   ---------  ---------
NET INCOME                        $   1,031  $   1,166   $   1,994  $   2,423
                                  =========  =========   =========  =========

Earnings per common share:
  Basic                           $    0.20  $    0.20   $    0.38  $    0.41
  Diluted                              0.19       0.19        0.37       0.41

Weighted average number of
 shares outstanding:
  Basic                           5,207,396  5,855,028   5,264,843  5,839,316
  Diluted                         5,319,721  5,979,772   5,377,577  5,966,672

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1999
AND THE SIX MONTHS ENDED SEPTEMBER 30, 1999
(Unaudited)

                                                                   Unearned            Accumu-
                                                                   Shares              lated
                                                                   Issued to           Other
                                      Addi-                        Employee   Unearned Compre-
                      Common Stock    tional                       Stock      Shares   hensive
(In thousands,     ------------------ Paid-in  Retained  Treasury  Ownership  Issued   Income/
except share data)  Shares    Amount  Capital  Earnings  Stock     Trust      to MRDP  (Loss)    Total
---------------------------------------------------------------------------------------------------------
Balance April 1,
 1998               5,809,456   $62   $53,399  $10,495   $     -   $(2,993)  $     -   $   119   $61,082

Cash dividends             -     -         -    (1,356)        -         -         -         -    (1,356)
Exercise of stock
 options              39,777     -       141         -         -         -         -         -       141
Earned ESOP shares    24,632     -        52         -         -       250         -         -       302
Treasury shares
 acquired           (413,279)    -         -         -    (5,461)        -         -         -    (5,461)
Shares acquired by
 MRDP               (142,830)    -       (15)        -         -         -    (1,964)        -    (1,979)
Earned MRDP shares    28,566     -         -         -         -         -       393         -       393
                   ---------   ---   -------   -------   -------   -------   -------   -------   -------
                   5,346,322    62    53,577     9,139    (5,461)   (2,743)   (1,571)      119    53,122

Comprehensive income:
 Net income                -     -         -     4,463         -         -         -         -     4,463
 Other comprehensive
  income:
   Unrealized holding
    loss on securities
    of $694 (net of
    $357 tax benefit)
    less reclassifica-
    tion adjustment
    for gains included
    in net income of
    $24 (net of $13
    tax expense)           -     -         -         -         -         -         -      (718)     (718)
                                                                                                 -------
Total comprehensive
 income                    -     -         -         -         -         -         -         -     3,745
                   ---------   ---   -------   -------   -------   -------   -------   -------   -------
Balance March 31,
 1999              5,346,322    62    53,577    13,602    (5,461)   (2,743)   (1,571)     (599)   56,867

Cash dividends             -     -         -      (947)        -         -         -         -      (947)
Earned ESOP shares         -     -       (62)        -         -        62         -         -         -

Exercise of stock
 options              34,096             137                                                         137
Treasury shares
 acquired           (290,445)    -         -         -    (3,549)        -         -         -    (3,549)
                   ---------   ---   -------   -------   -------   -------   -------   -------   -------
                   5,089,973    62    53,652    12,655    (9,010)   (2,681)   (1,571)     (599)   52,508

Comprehensive income:
 Net income                -     -         -     1,994         -         -         -         -     1,994
 Other comprehensive
  income:
   Unrealized holding
    loss on securities
    of $1,624 (net of
    $552 tax benefit)      -     -         -         -         -         -         -    (1,072)   (1,072)
                                                                                                 -------
Total comprehensive
 income                    -     -         -         -         -         -         -         -       922
                   ---------   ---   -------   -------   -------   -------   -------   -------   -------
Balance September
 30, 1999          5,089,973   $62   $53,652   $14,649   $(9,010)  $(2,681)  $(1,571)  $(1,671)  $53,430
                   =========   ===   =======   =======   =======   =======   =======   =======   =======

See notes to consolidated financial statements.

                                                        3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR SIX MONTHS ENDED SEPTEMBER 30,

(in thousands)        (Unaudited)                   1999              1998
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   1,994         $   2,423
Adjustments to reconcile  net income to cash
 used in operating activities:
 Depreciation and amortization                        668               576
 Provision for losses on loans                        180               120
 Provision for deferred income taxes, net            (107)                -
 Noncash expense related to ESOP benefit              146               208
 Noncash expense related to MRDP benefit              196                 -
 Increase in deferred loan origination fees,
  net of amortization                                 384               226
 Federal Home Loan Bank stock dividend                (96)              (75)
  Net gain on sale of real estate owned,
   mortgage-backed and investment securities
   and premises and equipment                           6               (31)
 Changes in assets and liabilities:
  Decrease (increase) in loans held for sale          341               (15)
  Decrease in prepaid expenses and other assets        63                14
  Increase in accrued interest receivable            (119)             (289)
  Increase (decrease) in accrued expenses,
   minority interest and other liabilities            220               (55)
                                                ---------         ---------
     Net cash provided by operating activities      3,876             3,102
                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                (90,784)          (77,728)
 Principal repayments on loans                     52,086            52,320
 Loans sold                                         2,754            12,210
 Proceeds from call, maturity, or sale of
  investment securities available for sale          1,000            10,949
 Purchase of investment securities available
  for sale                                         (1,673)          (16,919)
 Purchase of mortgage-backed securities
  available for sale                                    -           (33,377)
 Principal repayments on mortgage-backed
  securities held to maturity                       2,653             4,328
 Principal repayments on mortgage-backed
  securities available for sale                     7,724             4,547
 Principal repayments on investment
  securities held to maturity                          20                 -
 Purchase of investment securities held to
  maturity                                              -              (982)
 Proceeds from call or maturity of investment
  securities held to maturity                       4,000             4,096
 Purchase of premises and equipment                (1,114)             (836)
 Purchase of Federal Home Loan Bank stock               -              (475)
 Proceeds from sale of real estate                    448                77
                                                ---------         ---------
     Net cash used in investing activities        (22,886)          (41,790)
                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                  14,902            10,822
 Dividends paid                                      (947)             (588)
 Treasury stock purchased                          (3,549)             (540)
 Proceeds from Federal Home Loan Bank advances     32,000            30,000
 Repayment of Federal Home Loan Bank advances     (30,000)          (10,000)
 Net increase (decrease) in advance payments
  by borrowers                                         62               (55)
 Proceeds from exercise of stock options              137               107
                                                ---------         ---------
     Net cash provided by financing activities     12,605            29,746
                                                ---------         ---------
NET DECREASE IN CASH                               (6,405)           (8,942)

CASH, BEGINNING OF PERIOD                          17,207            27,482
                                                ---------         ---------
CASH, END OF PERIOD                             $  10,802         $  18,540
                                                =========         =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                      $   5,246         $   4,801
  Income taxes                                        960             1,560

NONCASH INVESTING ACTIVITIES:
 Transfer of loans to real estate owned               841               275
 Dividends declared and accrued in other
  liabilities                                         468               371
 Fair value adjustment to securities
  available for sale                               (1,624)              416
 Income tax effect related to fair value
  adjustment                                          552              (149)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1999 Annual Report on Form 10-K. The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the three months and six months ended September 30, 1999, the Company's total comprehensive income was $1.1 million and $922,000, respectively, compared to $989,000 and $2.1 million for the three and six months ended September 30, 1998, respectively.

Total comprehensive income for the three and six months ended September 30, 1999 is comprised of net income of $1.0 million and $2.0 million and other comprehensive income (loss) of $96,000 and $(1.1) million, net of tax, respectively. Other comprehensive income for the three and six months ended September 30, 1999, consists of unrealized securities gains (losses) of $96,000 and $(1.1) million, net of tax.

Total comprehensive income for the three and six months ended September 30, 1998 is comprised of net income of $1.2 million and $2.4 million and other comprehensive loss of $177,000 and $274,000 net of taxes, respectively. Other comprehensive income for the three and six months ended September 30, 1998, consisted of unrealized securities losses of $171,000 and $250,000 net of tax benefits less gains on securities available for sale included in non-interest income of $6,000 and $24,000 net of tax, respectively.

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

                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                               1999             1998
                                               ----             ----
Basic EPS computation:
  Numerator-Net Income                         $1,031,000       $1,166,000
  Denominator-Weighted average
   common shares outstanding                    5,207,396        5,855,028

Basic EPS                                      $     0.20       $     0.20
                                               ==========       ==========
Diluted EPS computation:
  Numerator-Net Income                         $1,031,000       $1,166,000
  Denominator-Weighted average
   common shares outstanding                    5,207,396        5,855,028
  Effect of dilutive stock options                106,071          124,744
  Effect of dilutive MRDP                           6,254                -
                                               ----------      -----------
  Weighted average common shares
  and common stock equivalents                  5,319,721        5,979,772

Diluted EPS                                    $     0.19       $     0.19
                                               ==========       ==========


                                                    Six Months Ended
                                                      September 30,
                                               ----------------------------
                                               1999             1998
                                               ----             ----
Basic EPS computation:
  Numerator-Net Income                         $1,994,000      $ 2,423,000
  Denominator-Weighted average
   common shares outstanding                    5,264,843        5,839,316

Basic EPS                                      $     0.38      $      0.41
                                               ==========       ==========
Diluted EPS computation:
  Numerator-Net Income                         $1,994,000      $ 2,423,000
  Denominator-Weighted average
   common shares outstanding                    5,264,843        5,839,316
  Effect of dilutive stock options                108,993          127,356
  Effect of dilutive MRDP                           3,741                -
                                               ----------      -----------
  Weighted average common shares
  and common stock equivalents                  5,377,577        5,966,672

Diluted EPS                                    $     0.37       $     0.41
                                               ==========       ==========

(5)  Investment Securities
--------------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                          Gross         Gross       Estimated
                           Amortized    Unrealized    Unrealized      Fair
                             Cost          Gains        Losses        Value
                           ---------    ----------    ----------    ---------
September 30, 1999
------------------
Municipal lease            $     923    $        -    $      (7)    $      916
                           ---------    ----------    ----------    ----------
   Total                   $     923    $        -    $      (7)    $      916
                           =========    ==========    ==========    ==========

March 31, 1999
--------------
Agency securities          $   4,000    $       13    $       -     $    4,013
Municipal lease                  943            24            -            967
                           ---------    ----------    ----------    ----------
   Total                   $   4,943    $       37    $       -     $    4,980
                           =========    ==========    ==========    ==========

The contractual maturities of investment securities held to maturity were as follows (in thousands):

                                                                   Estimated
                                                     Amortized       Fair
September 30, 1999                                      Cost         Value
------------------                                   ----------    ----------
Due after ten years                                  $      923    $      916
                                                     ----------    ----------
   Total                                             $      923    $      916
                                                     ==========    ==========

There were no sales of investment securities held to maturity during the period ended September 30, 1999 and 1998.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                          Gross         Gross       Estimated
                           Amortized    Unrealized    Unrealized      Fair
                             Cost          Gains        Losses        Value
                           ---------    ----------    ----------    ---------
September 30, 1999
------------------
Agency securities          $  10,489    $        -    $    (713)    $    9,776
Equity securities              1,356             -         (483)           873
School district bonds          2,578             -         (119)         2,459
                           ---------    ----------    ---------     ----------
   Total                   $  14,423    $        -    $  (1,315)    $   13,108
                           =========    ==========    =========     ==========

March 31, 1999
--------------
Agency securities          $  11,489    $       13    $     (62)    $   11,440
Equity securities              1,356             -         (422)           934
School district bonds            906             -           (0)           906
                           ---------    ----------    ---------     ----------

   Total                   $  13,751    $       13    $    (484)    $   13,280
                           =========    ==========    =========     ==========

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                                            Estimated
                                            Amortized          Fair
September 30, 1999                             Cost            Value
------------------                         -----------     ------------
Due after one year through five years      $     3,000     $      2,979
Due after five years through ten years           3,931            3,777
Due after ten years                              7,492            6,352
                                           -----------     ------------
    Total                                  $    14,423     $     13,108
                                           ===========     ============

Investment securities with an amortized cost of $5.1 million and $4.0 million and a fair value of $5.0 million and $4.0 million at September 30, 1999 and March 31, 1999, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6)  Mortgage-Backed Securities
-------------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):


                                          Gross         Gross       Estimated
                           Amortized    Unrealized    Unrealized      Fair
                             Cost          Gains        Losses        Value
                           ---------    ----------    ----------    ---------
September 30, 1999
------------------
Real estate mortgage
 investment conduits      $   2,238    $       47    $       0     $    2,285
FHLMC mortgage-backed
 securities                   2,888            15          (41)         2,862
FNMA mortgage-backed
 securities                   4,990            39          (15)         5,014
                          ---------    ----------    ---------     ----------
   Total                  $  10,116    $      101    $     (56)    $   10,161
                          =========    ==========    =========     ==========

March 31, 1999
--------------
Real estate mortgage
 investment conduits      $   3,162    $      100    $       -     $    3,262
FHLMC mortgage-backed
 securities                   3,370            33           (5)         3,398
FNMA mortgage-backed
 securities                   6,183            97           (1)         6,279
                          ---------    ----------    ---------     ----------
   Total                  $  12,715    $      230    $      (6)    $   12,939
                          =========    ==========    =========     ==========

The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity were as follows (in thousands):

                                                                   Estimated
                                                     Amortized       Fair
September 30, 1999                                      Cost         Value
------------------                                   ----------    ----------
Due in one year or less                              $       75    $       75
Due after one year through five years                     4,588         4,557
Due after five years through ten years                      523           522
Due after ten years                                       4,930         5,007
                                                     ----------    ----------
                                                     $   10,116    $   10,161
                                                     ==========    ==========

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                          Gross         Gross       Estimated
                           Amortized    Unrealized    Unrealized      Fair
                             Cost          Gains        Losses        Value
                           ---------    ----------    ----------    ---------
September 30, 1999
------------------
Real estate mortgage
 investment conduits       $  42,763    $       35    $  (1,260)    $   41,538
FHLMC mortgage-backed
 securities                      653             3            -            656
FNMA mortgage-backed
 securities                    2,504             8           (3)         2,509
                           ---------    ----------    ---------     ----------
   Total                   $  45,920    $       46    $  (1,263)        44,703
                           =========    ==========    =========     ==========

March 31, 1999
--------------
Real estate mortgage
 investment conduits       $  50,002    $       34    $    (534)    $   49,502
FHLMC mortgage-backed
 securities                      686            15            -            701
FNMA mortgage-backed
 securities                    3,120            49            -          3,169
                           ---------    ----------    ---------     ----------
   Total                   $  53,808    $       98    $    (534)    $   53,372
                           =========    ==========    =========     ==========

The contractual maturities of mortgage-backed securities available for sale were as follows (in thousands):

                                                                   Estimated
                                                     Amortized       Fair
September 30, 1999                                      Cost         Value
------------------                                   ----------    ----------
Due after one year through five years                $    2,108    $    2,104
Due after five years through ten years                    2,368         2,398
Due after ten years                                      41,444        40,201
                                                     ----------    ----------
                                                     $   45,920    $   44,703
                                                     ==========    ==========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities held to maturity with an amortized cost of $355,000 and $386,000 and a fair value of $350,000 and $388,000 at September 30, 1999 and March 31, 1999, respectively, were pledged as collateral for public fund held by the Community Bank.

(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                           September 30,        March 31,
                                               1999                1999
                                           -------------       -----------
Residential:
 One to four family                         $    90,266       $    82,934
 Multi-family                                     9,989             7,558
Construction:
 One to four family                              53,045            45,524
 Multi-family                                     4,724             4,209
 Commercial real estate                           6,621             6,184
Commercial                                       19,594             8,676
Consumer:
  Secured                                        13,658            12,691
  Unsecured                                       3,008             2,769
Land                                             28,768            24,932
Non-residential                                  18,736            17,554
                                            -----------       -----------
                                                248,409           213,031
Less:
Undisbursed portion of loans                     22,717            22,278
Deferred loan fees, net                           3,154             2,770
Allowance for possible loan losses                1,162             1,146
Unearned discounts                                    1                 1
                                            -----------       -----------
     Loans receivable, net                  $   221,375       $   186,836
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

(9)  Borrowings
     ----------
Borrowings are summarized as follows (in thousands):

                                            September 30,      March 31,
                                               1999               1999
                                            -------------     -----------
Federal Home Loan Bank Advances             $      44,550     $    42,550
                                            =============     ===========
            Weighted average interest rate:          5.86%           4.87%
                                            =============     ===========

Borrowings have the following maturities at September 30, 1999 (in thousands):

              1999                          $      29,000
              2000                                 15,550
                                            -------------
                                            $      44,550
                                            =============

(10) Stockholders' Equity
     --------------------

Repurchase of Common Stock

On February 9, 1999, the Company received regulatory approval to repurchase up to 10% or 601,324 shares of its outstanding common stock at December 31, 1998.

The shares repurchased will be held in the Company's treasury. At September 30, 1999, 525,186 common stock shares had been repurchased at an average cost of $12.59 per share.

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% or 321,368 shares of the 3,570,570 shares issued during Conversion and Reorganization (as hereinafter defined). Prior to December 31, 1998, 321,368 common stock shares had been repurchased at an average cost of $13.62 per share. The shares repurchased will be held in the Company's treasury with 142,830 shares to be used by the management recognition and development plan.

(11)  Recently Issued Accounting Pronouncements
      -----------------------------------------

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

SFAS No. 133 is effective for all fiscal quarters beginning with the fiscal year 2001 and need not be applied retroactively to financial statements of prior periods. The Company does not anticipate that the adoption of SFAS No. 133 would have a material effect on its financial position or results of operations.

(12) Commitments and Contingencies
     -----------------------------

The Community Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Community Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Community Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Community Bank's usual terms and conditions.

At September 30, 1999, the Community Bank had commitments to originate fixed rate mortgage loans of $3.1 million at interest rates ranging from 7.38% to 10.50%. At September 30, 1999, adjustable rate mortgage loan commitments were $5.1 million at interest rates ranging from 6.75% to 10.25%. Collateral is not required to support commitments. Consumer loan commitments totaled $6.2 million and commercial loan commitments totaled $8.8 million at September 30, 1999.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operation, or liquidity.

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

General

The Company, a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (formerly Riverview Savings Bank, FSB) upon Riverview Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C. from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank effective June 29, 1998.

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

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans to both builders and homeowners. The Community Bank has also increased the portfolio of loans for land development and small business financing and consumer loans. The Community Bank operates ten branches in southwest Washington, including six branches in Clark County, with two new Vancouver branches planned for 1999. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. Riverview Asset Management Corporation, a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of the trust department are in the Community Bank's newest branch, the Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $40.0 million at September 30, 1999 were managed by the Riverview Asset Management Corporation in fiduciary or agency capacity.

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

Costs to Address the Year 2000 Issue
------------------------------------

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of September 30, 1999, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $108,000 which is within original projections.

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

FINANCIAL CONDITION

At September 30, 1999, the Company had total assets of $316.5 million compared with $302.6 million at March 31, 1999. The $13.9 million, or 4.6% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $10.8 million at September 30, 1999 compared to $17.2 million at March 31, 1999. At September 30, 1999, the Company had $248.4 million in gross loans, an increase of $35.4 million compared to $213.0 million at March 31, 1999. Commercial loans increased $10.9 million to $19.6 million at September 30, 1999 from $8.7 million at March 31, 1999. The $10.9 million increase was made up of several loans and occurred in commercial loans secured by real estate, commercial loans secured by equipment, commercial loans secured by other collateral and unsecured commercial loans. Loans receivable (Note 7), provides a detailed analysis of the $35.4 million increase in gross loans. Consumer, commercial, and land loans carry higher interest rates and a higher degree of credit risk compared to one-to-four family mortgage loans. Deposits totaled $215.2 million at September 30, 1999 compared to $200.3 million at March 31, 1999. FHLB advances totaled $44.6 million at September 30, 1999 and $42.6 million at March 31, 1999. During the quarter ended September 30, 1999, the Community Bank replaced the called $30.0 million, five year term, 4.49% rate putable advance with short term fixed rate advances of $22.0 million, 5.38% rate and $10.0 million, 5.74% rate.

Capital Resources

Total shareholders' equity decreased $3.5 million, or 6.5%, from $56.9 million at March 31, 1999 to $53.4 million at September 30, 1999. The $3.5 million decrease in shareholders' equity was the net result of $2.0 million in earnings for the year to date, dividends of $947,000, purchase of 290,445 treasury shares for $3.5 million and $1.1 million change in net unrealized loss on securities available for sale, net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 1999, the Community Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1999, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At September 30, 1999, the Community Bank's tangible, core and risk-based total capital ratios amounted to 15.4%, 15.4%, and 25.2%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                              Categorized as
                                                            "Well Capitalized"
                                                                Under Prompt
                                               For Capital       Corrective
                               Actual       Adequacy Purpose  Action Provision
                         -----------------------------------------------------
                          Amount    Ratio   Amount    Ratio    Amount   Ratio
As of September 30, 1999  ------    -----   ------    -----    ------   -----
Total Capital:
(To Risk Weighted
 Assets)                 $48,392    25.6%   $15,142    8.0%    $18,927  10.0%
Tier I Capital:
(To Risk Weighted
 Assets)                  47,701    25.2      N/A      N/A      11,356   6.0
Core Capital:
(To Total Assets)         47,701    15.4      9,325    3.0      15,542   5.0
Tangible Capital:
(To Tangible Assets)      47,701    15.4      4,663    1.5        N/A    N/A


As of March 31, 1999
Total Capital:
(To Risk Weighted
 Assets)                 $47,145    28.6%  $13,213     8.0%    $16,516  10.0%
Tier I Capital:
(To Risk Weighted
 Assets)                  46,470    28.1     N/A       N/A       9,909   6.0
Core Capital:
(To Total Assets)         46,470    15.7     8,861     3.0      14,768   5.0
Tangible Capital:
(To Tangible Assets)      46,470    15.7     4,430     1.5        N/A    N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles (GAAP), to regulatory tangible and risk-based capital at September 30, 1999 (in thousands):

Equity                                 $48,754
Net unrealized loss on securities
        available for sale               1,340
Core deposit intangible asset           (1,512)
Deferred tax and servicing asset          (881)
                                       -------
           Tangible capital             47,701
Land held for development                 (471)
General valuation allowance              1,162
                                       -------
           Total capital               $48,392
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 35.3% at September 30, 1999 compared to 52.9% at March 31, 1999. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At September 30, 1999, the Community Bank had outstanding commitments to originate $8.3 million of mortgage loans, none of which were committed to be sold in the secondary market.

Cash, including interest-earning overnight investments, was $10.8 million at September 30, 1999 compared to $17.2 million at March 31, 1999. Investment securities and mortgage-backed securities available for sale at September 30, 1999 were $13.1 million and $44.7 million, respectively, compared to $13.3 million and $53.4 million, respectively, at March 31, 1999. See "Financial Condition".

Asset Quality

Allowance for loan losses was $1.2 million at September 30, 1999, compared to $1.1 million at March 31, 1999. Management deemed the allowance for loan losses at September 30, 1999 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Nonperforming assets were $1.0 million, or 0.31% of total assets at September 30, 1999 compared with $1.3 million, or 0.44% of total assets at March 31, 1999. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                              September 30, 1999      March 31, 1999
                              ------------------      --------------
                                     (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:

Real Estate
 Residential                       $   92                 $1,052
 Commercial                           192                    208
 Consumer                              29                     33
                                   ------                 ------
      Total                           313                  1,293
                                   ------                 ------
Accruing loans which are
contractually past due 90
days or more                          240                      5
                                   ------                 ------
Total of nonaccrual and
90 days past due loans                553                  1,298
                                   ------                 ------
Real estate owned                     338                     30
Other personal property owned          80                      -
                                   ------                 ------
  Total nonperforming assets       $  971                 $1,328
                                   ======                 ======
Total loans delinquent 90
days or more to net loans            0.25%                  0.69%

Total loans delinquent 90
days or more to total assets         0.17                   0.43

Total nonperforming assets
to total assets                      0.31                   0.44


         Comparison of Operating Results for the Three Months Ended
                       September 30, 1999 and 1998

The Company's net income depends primarily on its net interest income, which s the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, loan servicing income, gains on sale of securities, gains from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended September 30, 1999 was $1.0 million, $0.20 per basic share ($0.19 per diluted share). This compares to net income of $1.2 million, $0.20 per basic share ($0.19 per diluted share) for the same period in fiscal 1999. Net interest income increased $280,000, or 9% for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998 due primarily to a 14% increase in average interest-earning assets. Non-interest income increased $29,000, or 4% for the three months ended September 30, 1999 from $699,000 for the three months ended September 30, 1998, reflecting increases in fees and service charges and decreases in fees from brokered loans. Non-interest expense increased $546,000, or 26% as compared to the same period for the prior year. The increase in non-interest expense is due primarily to increased salaries and employee benefits, marketing and occupancy expense.

Average interest-earning assets increased to $298.6 million for the three months ending September 30, 1999 from $261.0 million for the three months ending September 30, 1998. The $37.6 million increase is due primarily to growth in the loan portfolio.

Interest income for the three months ended September 30, 1999 was $6.2 million, an increase of $600,000, or 11% over the $5.6 million interest income for the same period in 1998. Yield on interest-earning assets for the three month 1999 period was 8.21% compared to 8.51% for the same three month period in 1998. The lower second quarter 1999 yield on interest-earning assets reflects the decrease in loan fees amortized into income resulting from the reduction in real estate mortgage loan refinance activity in the 1999 quarter compared to the 1998 quarter. The 1999 second quarter mix of assets was effected by the September 29, 1998 purchase of $30.0 million in mortgage-backed securities. Mortgage-backed securities have a lower interest yield than loans and contributed to the lower yield in the 1999 second quarter interest-earning assets as compared to the second quarter 1998. The higher interest income in the 1999 second quarter as compared to the 1998 second quarter resulted from growth in the loan portfolio and the increase in the average balance of mortgage-backed securities.

Interest expense was $2.6 million and $2.3 million for the quarters ended September 30, 1999 and 1998, respectively. The cost of interest-bearing liabilities for the three month 1999 period was 4.38% compared to 4.70% for the three month 1998 period. The mix of interest-bearing liabilities changed due to a $30.0 million FHLB borrowing that was used to purchase $30.0 million of mortgage-backed securities. The $30.0 million FHLB borrowing at 4.49% contributed to the lower 1999 cost of interest-bearing liabilities. Growth in the second quarter average balance of money market accounts from $20.9 million at September 30, 1998 to $36.4 million at September 30, 1999 also lowered the 1999 cost of interest-bearing liabilities.

Net interest income increased $300,000, or 9%, to $3.5 million for the three months ended September 30, 1999, compared to $3.2 million for the three months ended September 30, 1998. The change in volume of average interest-earning assets and liabilities when the second quarter averages are compared for quarter ending September 30, 1998 and September 30, 1999 increased net interest income $500,000. The change in interest rates for the same period reduced net interest income $200,000. The interest rate spread increased from 3.80% for the three month 1998 period to 3.83% for the three month 1999 period. The net interest margin decreased to 4.71% during the second quarter ended September 30, 1999 from 4.94% for the second quarter ended September 30, 1998. The decreased 1999 net interest margin reflects the change in the mix of interest-earning assets caused by the September 29, 1998 $30.0 million purchase of mortgage-backed securities. The reduced amount of loan fees amortized to income in the second quarter of 1999 compared to the same period for the prior year is also reflected in the reduced 1999 net interest margin when compared to the same period a year earlier. Average interest-earning assets increased by $37.6 million to $298.6 million during the second quarter ended September 30, 1999 from $261.0 million for the second quarter ended September 30, 1998. The $37.6 million increase in average interest-earning assets was offset by the $40.6 million increase in average interest-bearing liabilities. Interest-bearing liabilities increased to $238.6 million during the quarter ended September 30, 1999 from $198.0 million for the quarter ended September 30, 1998.

The provision for loan losses was $90,000 and there were $120,000 in net charge-offs during the three months ended September 30, 1999 compared to a $60,000 provision and $28,000 in net charge-offs during the three months ended September 30, 1998. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $29,000, or 4%, to $728,000 for the three months ended September 30, 1999 from $699,000 for the three months ended September 30, 1998. The $29,000 increase for the current quarter is primarily due to a $39,000 increase in deposit service charges resulting from an increased number of deposit accounts and the result of a new fee schedule.

Non-interest expense increased $546,000, or 26%, from $2.1 million for the quarter ended September 30, 1998 to $2.6 million for the quarter ended September 30, 1999. Salaries and employee benefits increased $258,000 to $1.3 million for the quarter ended September 30, 1999 as compared to the 1998 quarter. There were 22 more full-time equivalent employees during the 1999 quarter over the 1998 quarter. This resulted from expansion of services offered by adding the new branch, the new trust corporation, Riverview Asset Management Corporation, and the new commercial lending department in the Vancouver Financial Center. Expansion also occurred in the mortgage broker division and support functions.

Provision for federal income taxes for the second quarter of fiscal 1999 was $523,000, resulting in an effective tax rate of 34%, compared to $655,000 and 36% for the like quarter of a year ago. The 2% decrease in the effective tax rate for three months ended September 30, 1999 is primarily attributable to the impact of the ESOP market value adjustment.

          Comparison of Operating Results for the Six Months Ended
                       September 30, 1999 and 1998

Net income for the six months ended September 30, 1999 was $2.0 million, $0.38 per basic share ($0.37 per diluted share). This compares to net income of $2.4 million, $0.41 per basic share ($0.41 per diluted share) for the same period in fiscal 1998. The earnings per basic share decrease of 7% to $0.38 for the six months ended September 30, 1999 from $0.41 for the six months ended September 30, 1998 reflected several factors. Net interest income increased $417,000, or 6% for the six months ended September 30, 1999 compared to the same period in fiscal 1999 due to a 14% increase in interest-earning assets. Non-interest income increased $110,000, or 8% reflecting increases in fees and service charges in fiscal 2000 as compared to fiscal 1999.

Average interest-earning assets increased to $294.1 million for the six months ending September 30, 1999 from $258.8 million for the six months ending September 30, 1998.

Interest income for the six months ended September 30, 1999 was $12.1 million, an increase of $907,000, or 8% over $11.2 million for the same period in 1998. Yield on interest-earning assets for the six month 1999 period was 8.26% compared to 8.64% for the six month 1998 period. The lower 1999 yield on interest-earning assets reflects the decrease in loan fees amortized into income resulting from the reduction in residential real estate loan refinance activity for the six months ended September 30, 1999 compared to the same period in 1998. The mix of assets for the six months ended September 30, 1999 was effected by the September 29, 1998 purchase of $30.0 million in mortgage-backed securities. Mortgage-backed securities have a lower interest yield than loans and contributed to the lower yield on the interest-earning assets at September 30, 1999 as compared to yield on interest-earning assets at September 30, 1998. The higher interest income for the six month period ended September 30, 1999 as compared to the same period in 1998 resulted from growth in the loan portfolio and the increase in the average balance of mortgage-backed securities.

Interest expense for the six months ended September 30, 1999 was $5.2 million, an increase of $490,000, or 10% over $4.7 million for the same period in 1998. The cost of interest-bearing liabilities for the six month 1999 period was 4.40% compared to 4.71% for the six month 1998 period. The mix of interest- bearing liabilities changed due to the September 29, 1998 $30.0 million FHLB borrowing. The $30.0 million FHLB borrowing at 4.49% contributed to the lower 1999 cost of interest-bearing liabilities. Growth in the six month average balance of money market accounts from $20.1 million for the quarter ended September 30, 1998 to $31.8 million for the quarter ended September 30, 1999 also lowered the 1999 cost of interest-bearing liabilities.

Net interest income increased $417,000, or 6%, to $7.0 million for the six months ended September 30, 1999, compared to $6.5 million for the six months ended September 30, 1998. The change in volume of average interest-earning assets and liabilities when the year to date averages are compared at September 30, 1998 and September 30, 1999 increased net interest income $900,000. The change in interest rates for the same period reduced net interest income $460,000 million. The $417,000 increase in net interest income for the six months ended September 30, 1999 was due primarily to the 14% increase in average interest-earning assets to $294.1 million at September 30, 1999 from $258.8 million at September 30, 1998. The interest rate spread decreased from 3.93% for the six month 1998 period to 3.86% for the six month 1999 period. The net interest margin decreased to 4.75% during the six month period ended September 30, 1999 from 5.04% for the six month period ended September 30, 1998. The decreased margin reflects the change in the mix of assets for the six months ended September 30, 1999 caused by the September 29, 1998 $30.0 million purchase of mortgage-backed securities. The decreased margin also reflects the decrease in loan fees due to the decline in residential real estate loan refinance activity for the six month period ended September 30, 1999 when compared to the same period for the prior year. The $35.3 million increase in average interest-earning assets was offset by the $37.1 million increase in average interest-bearing liabilities. Interest-bearing liabilities increased to $235.1 million during the six months ended September 30, 1999 from $198.0 million for the six months ended September 30, 1998.

The provision for loan losses was $180,000 and there were $164,000 in net charge-offs during the six months ended September 30, 1999 compared to a $120,000 provision and $30,000 in net charge-offs during the six months ended September 30, 1998. The balance of nonperforming assets has decreased from year end March 31, 1999. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $110,000, or 8%, to $1.5 million for the six months ended September 30, 1999 from $1.4 million for the six months ended September 30, 1998. The $110,000 increase for the current six months is primarily due to a $145,000 increase in deposit service charges resulting from an increased number of deposit accounts and the result of a new fee schedule.

Non-interest expense increased $1.2 million, or 30%, from $4.0 million for the six months ended September 30, 1998 to $5.2 for the six months ended September 30, 1999. The $1.2 million increase for the six months ended September 30, 1999 reflects the addition of 22 full-time equivalent employees over the six months ended September 30, 1998. This resulted from expansion of services offered by adding the new branch, the new trust corporation, Riverview Asset Management Corporation, and the new commercial lending department in the Vancouver Financial Center. Expansion also occurred in the mortgage broker division and support functions. Salaries and employee benefits increased $617,000 to $2.7 million for the six months ended September 30, 1999 as compared to the same period in fiscal 1998.

Provision for federal income taxes for the six months ended September 30, 1999 was $1.0 million resulting in an effective tax rate of 34%, compared to $1.4 million and 37% for the like period a year ago. The 3.0% decrease in the effective tax rate for six months ended September 30, 1999 is attributable to the impact of the ESOP market value adjustment.

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

        Not applicable

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a)   Exhibits:

          3.1   Articles of Incorporation of the Registrant*
          3.2   Bylaws of Registrant*
          10.1  Employment Agreement with Patrick Schaeffer**
          10.2  Employment Agreement with Ron Wysaske**
          10.3  Employment Agreement with Michael C. Yount**
          10.4  Employment Agreement with Karen Nelson**
          10.5  Riverview Savings Bank, FBS Severance Compensation Agreement**
          10.6  Riverview Savings Bank, FSB Employee Stock Ownership Plan***
          10.7  The Riverview Bancorp, Inc. 1998 Stock Option Plan****
          10.8  The Riverview Bancorp, Inc. Management Recognition and
                Development Plan****
           21   Subsidiaries of Registrant***
           27   Financial Data Schedule

      (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended December 31, 1998.

--------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RIVERVIEW BANCORP, INC.


DATE:November 5, 1999     BY:/S/ Patrick Sheaffer
                            Patrick Schaeffer
                            President

DATE:November 5, 1999     BY:/S/ Ron Wysaske
                            Ron Wysaske
                            Executive Vice President/Treasurer