Form 10-Q
period 1999-12-31
RIVERVIEW BANCORP INC
filed 2000-02-11
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1999
                               ---------------------
                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                    Commission File Number: 0-22957

                        RIVERVIEW BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Washington                                                   91-1838969
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                     700 N.E. Fourth Ave. Camas, WA     98607
                     (Address of principal executive office)

Registrant's telephone number, including area code: (360)834-2231

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No    .                                                                 ---
   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value--- 4,962,030 shares as of February 1, 2000.

                                Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                        Page
         ---------------------                                        ----

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of December 31, 1999 and March 31, 1999                      1

         Consolidated Statements of Income: Three and Nine
         Months Ended December 31, 1999 and 1998                         2

         Consolidated Statements of Shareholders' Equity
         for the Year Ended March 31, 1999 and for the
         Nine Months Ended December 31, 1999                             3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1999 and 1998                    4

         Notes to Consolidated Financial Statements                   5-12


Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  13-27

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                              28

Part II. Other Information                                           29-30


SIGNATURES                                                              31

EXHIBITS                                                             32-33

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 and MARCH 31, 1999

                                                   DECEMBER 31,    MARCH 31,
(In thousands, except share data) (Unaudited)         1999           1999
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $3,960 and $11,612)                               $  12,403      $  17,207
Loans held for sale                                      151            341
Investment securities held to maturity, at
 amortized cost (fair value of $892 and $4,980)          923          4,943
Investment securities available for sale, at fair
 value (amortized cost of $14,422 and $13,751)        13,028         13,280
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $9,203 and $12,939)     9,222         12,715
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $43,092 and $53,808)   41,425         53,372
Loans receivable (net of allowance for loan losses
 of $1,231 and $1,146)                               232,384        186,836
Real estate owned                                        323             30
Prepaid expenses and other assets                        983            895
Accrued interest receivable                            1,748          1,543
Federal Home Loan Bank stock                           2,759          2,614
Premises and equipment                                 8,154          6,185
Land held for development                                471            471
Deferred income taxes, net                             1,016            493
Core deposit intangible, net                           1,431          1,676
                                                   ---------      ---------
TOTAL ASSETS                                       $ 326,421      $ 302,601
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit accounts                                 $ 223,783      $ 200,311
  Accrued expenses, minority interest and
   other liabilities                                   3,062          2,834
  Advance payments by borrowers for taxes
   and insurance                                          44             39
  Federal Home Loan Bank advances                     46,119         42,550
                                                   ---------      ---------
           Total liabilities                         273,008        245,734
                                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY
  Serial preferred stock, $.01 par value;
   250,000 authorized, issued and outstanding,
   none                                                  -              -
  Common stock, $.01 par value; 50,000,000
   authorized, December 31, 1999 - 5,458,324
   issued, 5,077,030 outstanding; March 31,
   1999 - 5,780,824 issued, 5,346,322
   outstanding                                            54             58
  Additional paid-in capital                          43,979         48,120
  Retained earnings                                   15,052         13,602
  Unearned shares issued to employee stock
   ownership trust                                    (2,474)        (2,743)
  Unearned shares held by the management
   recognition and development plan                   (1,178)        (1,571)
  Accumulated other comprehensive loss                (2,020)          (599)
                                                   ---------      ---------
           Total shareholders' equity                 53,413         56,867
                                                   ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 326,421      $ 302,601
                                                   =========      =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
                                  Three Months Ended     Nine Months Ended
(In thousands, except                 December 31,           December 31,
share data) (Unaudited)            1999        1998       1999         1998
------------------------------------------------------- ----------------------
INTEREST INCOME:
  Interest and fees on loans
   receivable                  $    5,227  $    4,487  $   14,730  $  412,890
  Interest on investment
   securities                         207         267         685         923
  Interest on mortgage-backed
   securities                         828       1,142       2,649       2,717
  Other interest and dividends        120         257         443         841
                               ----------  ----------  ----------  ----------
     Total interest income          6,382       6,153      18,507      17,371
                               ----------  ----------  ----------  ----------
INTEREST EXPENSE:
  Interest on deposits              2,204       2,090       6,315       6,078
  Interest on borrowings              623         544       1,682       1,236
                               ----------  ----------  ----------  ----------
     Total interest expense         2,827       2,634       7,997       7,314
                               ----------  ----------  ----------  ----------
     Net interest income            3,555       3,519      10,510      10,057

  Less provision for loan
   losses                             242          60         422         180
                               ----------  ----------  ----------  ----------
     Net interest income after
     provision for loan losses      3,313       3,459      10,088       9,877
                               ----------  ----------  ----------  ----------
NON-INTEREST INCOME:
  Fees and service charges            596         672       1,894       1,790
  Gain on sale of loans held
   for sale                            10         102          24         211
  Gain on sale of securities           24         -            24          37
  Loan servicing income                29          22         101          89
  Other                               -            22         107          72
                               ----------  ----------  ----------  ----------
     Total non-interest income        659         818       2,150       2,199
                               ----------  ----------  ----------  ----------
NON-INTEREST EXPENSE:
  Salaries and employee
   benefits                         1,449       1,570       4,180       3,684
  Occupancy and depreciation          544         435       1,580       1,211
  Amortization of core deposit
   intangible                          82          82         245         245
  Marketing expense                   133          77         471         231
  FDIC insurance premium               30          27          88          80
  Other                               504         425       1,418       1,148
                               ----------  ----------  ----------  ----------
     Total non-interest expense     2,742       2,616       7,982       6,599
                               ----------  ----------  ----------  ----------
INCOME BEFORE FEDERAL INCOME
 TAXES                              1,230       1,661       4,256       5,477

PROVISION FOR FEDERAL INCOME
 TAXES                                362         606       1,394       1,999
                               ----------  ----------  ----------  ----------
NET INCOME                     $      868  $    1,055  $    2,862  $    3,478
                               ==========  ==========  ==========  ==========
Earnings per common share:
     Basic                     $     0.17  $     0.19  $     0.55  $     0.60
     Diluted                         0.17        0.18        0.54        0.59

Weighted average number of
 shares outstanding:
     Basic                      5,097,451   5,618,046   5,208,843   5,765,291
     Diluted                    5,186,319   5,733,980   5,317,529   5,891,856

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1999
AND THE NINE MONTHS ENDED DECEMBER 31, 1999
(Unaudited)

                                                                 Unearned
                                                                 Shares
                                                                 Issued to               Accum-
                                                                 Employee                ulated
                                 Common      Addi-               Stock       Unearned    Other
                                 Stock       tional              Owner-      Shares      Compre-
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   hensive
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        Income  Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 1998       5,809,456  $ 62  $ 53,399  $ 10,495  $ (2,993)  $      -   $   119  $ 61,082
Cash dividends                      -     -         -    (1,356)        -          -         -    (1,356)
Exercise of stock options      39,777     -       141         -         -          -         -       141
Stock repurchased and
 retired                     (413,279)   (4)   (5,457)        -         -          -         -    (5,461)
Earned ESOP shares             24,632     -        52         -       250          -         -       302
Shares acquired by MRDP      (142,830)    -       (15)        -         -     (1,964)        -    (1,979)
Earned MRDP shares             28,566     -         -         -         -        393         -       393
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            5,346,322    58    48,120     9,139    (2,743)    (1,571)      119    53,122
Comprehensive income:
 Net income                         -     -         -     4,463         -          -         -     4,463
 Other comprehensive
  income:
  Unrealized holding loss
   on securities of $694
   (net of $357 tax
   benefit) less reclassi-
   fication adjustment for
   gains included in net
   income of $24 (net of
   $13 tax expense)                 -     -         -         -         -          -      (718)     (718)
                                                                                                --------
Total comprehensive income          -     -         -         -         -          -         -     3,745
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance March 31, 1999      5,346,322    58    48,120    13,602    (2,743)    (1,571)     (599)   56,867
 Cash dividends                     -     -         -    (1,412)        -          -         -    (1,412)
 Exercise of stock
  options                      34,096     -       137         -         -          -         -       137
 Stock repurchased and
  retired                    (356,583)   (4)   (4,298)        -         -          -         -    (4,302)
 Earned ESOP shares            24,629     -        20         -       269          -         -       289
 Earned MRDP shares            28,566     -         -         -         -        393         -       393
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            5,077,030    54    43,979    12,190    (2,474)    (1,178)     (599)   51,972
Comprehensive income:
 Net income                         -     -         -     2,862         -          -         -     2,862
 Other comprehensive
  income:
  Unrealized holding loss
   on securities of $1,421
   (net of $732 tax
   benefit)                         -     -         -         -         -          -    (1,421)   (1,421)
                                                                                                --------
Total comprehensive income          -     -         -         -         -          -         -     1,441
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance December 31, 1999   5,077,030  $ 54  $ 43,979  $ 15,052  $ (2,474)  $ (1,178)  $(2,020) $ 53,413
                            =========  ====  ========  ========  ========   ========   =======  ========

See notes to consolidated financial statements.

                                                              3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands)   (Unaudited)                            1999        1998
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   2,862     $   3,478
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                           997           900
  Provision for losses on loans                           422           180
  Provision for deferred income taxes                     208             -
  Noncash expense related to ESOP benefit                 211           186
  Noncash expense related to MRDP benefit                 295           491
  Increase in deferred loan origination fees,
   net of amortization                                    395           269
  Federal Home Loan Bank stock dividend                  (145)         (124)
  Net loss (gain) on sale of real estate owned,
   mortgage-backed and investment securities and
   premises and equipment                                  14           (59)
  Changes in assets and liabilities:
   Decrease in loans held for sale                        190           796
   Decrease (increase) in prepaid expenses and
    other assets                                           88           (84)
   Increase in accrued interest receivable               (205)         (137)
   Increase in accrued expenses, minority interest
    and other liabilities                                 228           215
                                                    ---------     ---------
       Net cash provided by operating activities        5,560         6,111
                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                  (121,331)     (115,569)
  Principal repayments on loans                        70,418        77,683
  Loans sold                                            3,673        22,021
  Proceeds from call, maturity, or sale of
   investment securities available for sale             1,000        17,049
  Purchase of investment securities available
   for sale                                            (1,673)      (21,908)
  Purchase of mortgage-backed securities
   available for sale                                       -       (33,377)
  Principal repayments on mortgage-backed
   securities held to maturity                          3,557         5,969
  Principal repayments on mortgage-backed
   securities available for sale                       10,488         6,907
  Principal repayments on investment securities
   held to maturity                                        20             -
  Purchase of investment securities held to
   maturity                                                 -          (982)
  Proceeds from call or maturity of investment
   securities held to maturity                          4,000         4,151
  Purchase of premises and equipment                   (2,563)       (1,461)
  Purchase of Federal Home Loan Bank stock                  -          (475)
  Proceeds from sale of real estate                       578           222
                                                    ---------     ---------
       Net cash used in investing activities          (31,833)      (39,770)
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                     23,472        19,077
  Dividends paid                                       (1,412)         (959)
  Stock purchased and retired                          (4,302)       (2,399)
  Stock acquired for MRDP                                   -        (1,979)
  Proceeds from Federal Home Loan Bank advances       110,282        30,000
  Repayment of Federal Home Loan Bank advances       (106,713)      (17,000)
  Net increase (decrease) in advance payments
   by borrowers                                             5           (77)
  Proceeds from exercise of stock options                 137           132
                                                    ---------     ---------
       Net cash provided by financing activities       21,469        26,795
                                                    ---------     ---------
NET DECREASE IN CASH                                   (4,804)       (6,864)

CASH, BEGINNING OF PERIOD                              17,207        27,482
                                                    ---------     ---------
CASH, END OF PERIOD                                 $  12,403     $  20,618
                                                    =========     =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                        $   7,927     $   7,237
    Income taxes                                        1,355         2,104

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned                  876           498
  Dividends declared and accrued in other
   liabilities                                            465           371
  Fair value adjustment to securities available
   for sale                                            (2,153)       (1,081)
  Income tax effect related to fair value
   adjustment                                             732           389

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 1999 Annual Report on Form 10-K. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation and wholly-owned subsidiary, Riverview Services, Inc. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

For the three months and nine months ended December 31, 1999, the Company's total comprehensive income was $519,000 and $1.4 million, respectively, compared to $615,000 and $2.8 million for the three and nine months ended December 31, 1998, respectively.

Total comprehensive income for the three and nine months ended December 31, 1999 is comprised of net income of $868,000 and $2.9 million and other comprehensive loss of $349,000 and $1.4 million, net of tax, respectively. Other comprehensive income for the three and nine months ended December 31, 1999, consisted of unrealized securities losses of $349,000 and $1.4 million, net of tax benefit, respectively.

Total comprehensive income for the three and nine months ended December 31, 1998 is comprised of net income of $1.1 million and $3.5 million and other comprehensive loss of $440,000 and $714,000 net of taxes, respectively. Other comprehensive income for the three and nine months ended December 31, 1998, consisted of unrealized securities losses of $440,000 and $714,000 net of tax benefits less gains on securities available for sale included in non-interest income of $24,000 for the nine months, net of tax.

(4)  Earnings Per Share
     ------------------

Basic Earnings per Share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and unassigned Management Recognition and Development Plan("MRDP") shares. Employee Stock Ownership Plan shares are not considered outstanding for EPS purposes until they are committed to be released.

                                             Three Months Ended
                                                December 31,
                                      ------------------------------
                                          1999               1998
                                          ----               ----
Basic EPS computation:
  Numerator-Net Income                $  868,000          $1,055,000
  Denominator-Weighted average
   common shares outstanding           5,097,451           5,618,046

Basic EPS                             $     0.17          $     0.19
                                      ==========          ==========
Diluted EPS computation:
  Numerator-Net Income                $  868,000          $1,055,000
  Denominator-Weighted average
   common shares outstanding           5,097,451           5,618,046
  Effect of dilutive stock options        88,868             115,934
  Weighted average common shares      ----------          ----------
   and common stock equivalents        5,186,319           5,733,980

Diluted EPS                           $     0.17           $    0.18
                                      ==========           =========

                                              Nine Months Ended
                                                December 31,
                                      ------------------------------
                                          1999               1998
                                          ----               ----
Basic EPS computation:
  Numerator-Net Income                $2,862,000          $3,478,000
  Denominator-Weighted average
   common shares outstanding           5,208,843           5,765,291

Basic EPS                             $     0.55          $     0.60
                                      ==========           =========
Diluted EPS computation:
  Numerator-Net Income                $2,862,000          $3,478,000
  Denominator-Weighted average
   common shares outstanding           5,208,843           5,765,291
  Effect of dilutive stock options       102,273             124,225
  Effect of dilutive MRDP                  6,413               2,340
                                      ----------          ----------
  Weighted average common shares
   and common stock equivalents        5,317,529           5,891,856

  Diluted EPS                         $     0.54          $     0.59
                                      ==========           =========

(5)  Investment Securities
     ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (In thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------    -----
December 31, 1999
-----------------
Municipal lease                 $    923    $   -       $    (31)   $    892
                                --------    --------    ---------   --------
   Total                        $    923    $   -       $    (31)   $    892
                                ========    ========    =========   ========

March 31, 1999
--------------
Agency securities               $  4,000    $     13    $    -      $  4,013
Municipal lease                 $    943    $     24    $    -           967
                                --------    --------    ---------   --------
   Total                        $  4,943    $     37    $    -      $  4,980
                                ========    ========    =========   ========

The contractual maturities of investment securities held to maturity were as follows (In thousands):

                                                        Estimated
                                            Amortized     Fair
                                              Cost       Value
                                            ----------  ----------
December 31, 1999
-----------------
Due after ten years                         $    923    $    892
                                            --------    --------
   Total                                    $    923    $    892
                                            ========    ========

There were no sales of investment securities held to maturity during the period ended December 31, 1999 and 1998.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (In thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------    -----
December 31, 1999
-----------------
Agency securities               $ 10,489    $     -     $   (735)   $  9,754
Equity securities                  1,356          -         (502)        854
School district bonds              2,577          -         (157)      2,420
                                --------    --------    ---------   --------
   Total                        $ 14,422    $     -     $ (1,394)   $ 13,028
                                ========    ========    =========   ========

March 31, 1999
--------------
Agency securities               $ 11,489    $     12    $    (61)   $ 11,440
Equity securities                  1,356          -         (422)        934
School district bonds                906          -          -           906
                                --------    --------    ---------   --------
   Total                        $ 13,751    $     12    $   (483)   $ 13,280
                                ========    ========    =========   ========

The contractual maturities of investment securities available for sale are as follows (In thousands):

                                                        Estimated
                                            Amortized     Fair
                                              Cost       Value
                                            ----------  ----------
December 31, 1999
-----------------
Due after one year through five years       $  3,000    $  2,958
Due after five years through ten years         4,460       4,208
Due after ten years                            6,962       5,862
                                            --------    --------
   Total                                    $ 14,422    $ 13,028
                                            ========    ========

Investment securities with an amortized cost of $5.1 million and $4.0 million and a fair value of $4.9 million and $4.0 million at December 31, 1999 and March 31, 1999, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(6)  Mortgage-Backed Securities
     --------------------------

     Mortgage-backed securities held to maturity consisted of the following (In thousands):


                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------    -----
December 31, 1999
-----------------
Real estate mortgage
 investment conduits            $  2,078    $     10    $    -      $  2,088
FHLMC mortgage-backed
 securities                        2,534          15         (45)      2,504
FNMA mortgage-backed
 securities                        4,610          34         (33)      4,611
                                --------    --------    ---------   --------
   Total                        $  9,222    $     59    $    (78)   $  9,203
                                ========    ========    ========    ========
March 31, 1999
--------------
Real estate mortgage
 investment conduits            $  3,162    $    100    $    -      $  3,262
FHLMC mortgage-backed
 securities                        3,370          33          (5)      3,398
FNMA mortgage-backed
 securities                        6,183          97          (1)      6,279
                                --------    --------    ---------   --------
   Total                        $ 12,715    $    230    $     (6)   $ 12,939
                                ========    ========    ========    ========

Mortgage-backed securities held to maturity with an amortized cost of $338,000 and $386,000 and a fair value of $333,000 and $388,000 at December 31, 1999 and March 31, 1999, respectively, were pledged as collateral for public funds held by the Community Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

The contractual maturities of mortgage-backed securities held to maturity were as follows (In thousands):

                                                        Estimated
                                            Amortized     Fair
                                              Cost       Value
                                            ----------  ----------
December 31, 1999
-----------------
Due after one year through five years       $  4,205    $  4,147
Due after five years through ten years           507         502
Due after ten years                            4,510       4,554
                                            --------    --------
                                            $  9,222    $  9,203
                                            ========    ========

Mortgage-backed securities available for sale consisted of the following (In thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------    -----
December 31, 1999
-----------------
Real estate mortgage
 investment conduits            $ 40,141    $      9    $ (1,671)   $ 38,479
FHLMC mortgage-backed
 securities                          636         -            (3)        633
FNMA mortgage-backed
 securities                        2,315           9         (11)      2,313
                                --------    --------    ---------   --------
   Total                        $ 43,092    $     18    $ (1,685)   $ 41,425
                                ========    ========    =========   ========

March 31, 1999
--------------
Real estate mortgage
 investment conduits            $ 50,002    $     34    $   (534)   $ 49,502
FHLMC mortgage-backed
 securities                          686          15         -           701
FNMA mortgage-backed
 securities                        3,120          49         -         3,169
                                --------    --------    ---------   --------
   Total                        $ 53,808    $     98    $   (534)   $ 53,372
                                ========    ========    =========   ========

The contractual maturities of mortgage-backed securities available for sale were as follows (In thousands):

                                                       Estimated
                                            Amortized     Fair
                                              Cost       Value
                                            ----------  ----------
December 31, 1999
-----------------
Due after one year through five years       $  1,990    $  1,980
Due after five years through ten years         2,329       2,322
Due after ten years                           38,773      37,123
                                            --------    --------
                                            $ 43,092    $ 41,425
                                            ========    ========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $22.8 million and a fair value of $21.4 million at December 31, 1999 were pledged as collateral for the discount window at the Federal Reserve Bank.

(7)  Loans Receivable
     ----------------

     Loans receivable consisted of the following (in thousands):

                                                December 31,       March 31,
                                                    1999             1999
                                               -------------    -------------
      Residential:
       One to four family                      $      93,899    $      82,934
       Multi-family                                   10,976            7,558
      Construction:
       One to four family                             50,404           45,524
       Multi-family                                    6,290            4,209
       Commercial real estate                          5,882            6,184
      Commercial                                      25,015            8,676
      Consumer:
       Secured                                        14,004           12,691
       Unsecured                                       2,862            2,769
      Land                                            27,336           24,932
      Non-residential                                 19,232           17,554
                                               -------------    -------------
                                                     255,900          213,031
      Less:
      Undisbursed portion of loans                    19,119           22,278
      Deferred loan fees, net                          3,165            2,770
      Allowance for possible loan losses               1,231            1,146
      Unearned discounts                                   1                1
                                               -------------    -------------
            Loans receivable, net              $     232,384    $     186,836
                                               =============    =============

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

(9)  Borrowings
     ----------

     Borrowings are summarized as follows (in thousands):

                                                December 31,      March 31,
                                                   1999             1999
                                               -------------    -------------
      Federal Home Loan Bank Advances          $      46,119    $      42,550
                                               =============    =============
            Weighted average interest rate             5.70%            4.87%
                                               =============    =============

     Borrowings have the following maturities at December 31, 1999 (in thousands):

                    2000                       $      46,119
                                               -------------
                                               $      46,119
                                               =============

(10) Shareholders' Equity
     --------------------

Repurchase of Common Stock

On January 20, 2000, the Company received regulatory approval to repurchase up to 10% or 545,834 shares of its outstanding common stock at December 31, 1999. Because the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

On February 9, 1999, the Company received regulatory approval to repurchase up to 10% or 601,324 shares of its outstanding common stock at December 31, 1998. At December 31, 1999, 591,324 common stock shares had been repurchased at an average cost of $12.46 per share.

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% or 321,368 shares of the 3,570,570 shares issued during Conversion and Reorganization (as hereinafter defined). Prior to December 31, 1998, 321,368 common stock shares had been repurchased at an average cost of $13.62 per share. The management recognition and development plan used 142,830 shares of the common stock repurchased.

(11) Recently Issued Accounting Pronouncements
     -----------------------------------------

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

SFAS No. 133 is effective for all fiscal quarters beginning with the fiscal year 2001 and need not be applied retroactively to financial statements of prior periods. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

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

At December 31, 1999, the Community Bank had commitments to originate fixed rate mortgage loans of $1.7 million at interest rates ranging from 7.50% to 9.50%. At December 31, 1999, adjustable rate mortgage loan commitments were $1.8 million at interest rates ranging from 9.50% to 10.50%. Collateral is not required to support commitments. Consumer loan commitments totaled $6.0 million and commercial loan commitments totaled $14.2 million at December 31, 1999.

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

As a traditional, community-oriented, financial institution, the Community Bank focuses on traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of one to four family and multi-family construction loans to both builders and homeowners. While the Community Bank has historically emphasized real estate mortgage loans secured by one to four family residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of loan originations of commercial and consumer loans. The Community Bank operates eleven branches in southwest Washington, including seven branches in Clark County, with a new Vancouver branch and a new Washougal facility to replace the existing Washougal branch planned for 2000. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. Riverview Asset Management Corporation, a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of the trust department are in the Community Bank's Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $53.0 million at December 31, 1999 were managed by the Riverview Asset Management Corporation in fiduciary or agency capacity.

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

State of Readiness
------------------

The Company in 1998 appointed a Year 2000 Committee comprised of representatives from all key areas of the Company, including Senior Management. The Year 2000 Committee has developed and has implemented a comprehensive project to make all information technology assets and all non-information technology assets Year 2000 compliant. Testing of hardware has been completed and non-compliant information technology hardware and non-information technology assets have been replaced. The committee provides periodic reports to the Company's Board of Directors in order to assist them in their Year 2000 readiness oversight role.

Costs to Address the Year 2000 Issue
------------------------------------

The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $200,000, including estimates of personnel costs, and is comprised primarily of costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any personnel and consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. As of December 31, 1999, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $108,000 which is within original projections.

Risks Presented by the Year 2000 Issue
--------------------------------------

Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's primary third-party computer service provider is a computer service bureau that provides data processing services that are mission critical services for the Company. Testing of this third-party data processing service bureau started during the fourth quarter of calendar year 1998 and was successfully completed during the quarter ended June 30, 1999.

Contingency Plans
-----------------

Where it was possible to do so, the Company scheduled testing with third-party vendors and service providers. Where it was not possible, the Company relied upon certifications of Year 2000 compliance from third-party vendors and service providers. Certifications of Year 2000 compliance have been received from the Company's third-party vendors and service providers. Testing with selected mission critical providers was completed during the quarter ended March 31, 1999. The Company will supplement its existing business continuity plans to deal with the special circumstances of Year 2000 problems.

The change of the calendar to January 1, 2000 resulted in no "Year 2000 problem" for the Company. During the third quarter ended December 31, 1999 the Company experienced a very small dollar amount of deposit withdrawals attributable to the Year 2000 issue. The Company will continue to maintain its state of readiness for the remaining Year 2000 dates that have been designated as possible Year 2000 issues.

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


FINANCIAL CONDITION

At December 31, 1999, the Company had total assets of $326.4 million compared with $302.6 million at March 31, 1999. The $23.8 million, or 7.9% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $12.4 million at December 31, 1999 compared to $17.2 million at March 31, 1999. At December 31, 1999, the Company had $255.9 million in gross loans, an increase of $42.9 million compared to $213.0 million at March 31, 1999. Commercial loans increased $16.3 million to $25.0 million at December 31, 1999 from $8.7 million at March 31, 1999. The $16.3 million increase was comprised of several loans and occurred in commercial loans secured by equipment, commercial loans secured by other collateral and unsecured commercial loans. Loans receivable (Note 7) provides a detailed analysis of the $255.9 million gross loan portfolio at December 31, 1999 as compared to the $213.0 million gross loan portfolio at March 31, 1999. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one-to-four family mortgage loans. Deposits totaled $223.8 million at December 31, 1999 compared to $200.3 million at March 31, 1999. FHLB advances totaled $46.1 million at December 31, 1999 and $42.6 million at March 31, 1999. During the quarter ended December 31, 1999, the Community Bank replaced $29.0 million of matured short-term fixed rate advances with a revolving line of credit that has a floating rate.

Capital Resources

Total shareholders' equity decreased $3.5 million, or 6.2%, from $56.9 million at March 31, 1999 to $53.4 million at December 31, 1999. The $3.5 million decrease in shareholders' equity was the net result of $2.9 million in earnings for the year to date, dividends of $1.4 million, exercise of stock options of $137,000, purchase of 356,583 treasury shares for $4.3 million, earned ESOP shares of $289,000, earned MRDP shares of $393,000 and $1.4 million change in net unrealized loss on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 1999, the Community Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999 the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 1999, the Community Bank's tangible, core and risk-based total capital ratios amounted to 14.4%, 14.4%, and 23.2%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                            Capitalized" Under
                                              For Capital    Prompt Corrective
                               Actual      Adequacy Purpose  Action Provision
                            --------------------------------------------------
                            Amount  Ratio   Amount   Ratio    Amount   Ratio
                            ------  -----   ------   -----    ------   -----
As of December 31, 1999
Total Capital:
(To Risk Weighted Assets)  $46,525  23.5%   $15,808   8.0%    $19,760  10.0%
Tier I Capital:
(To Risk Weighted Assets)   45,765  23.2      N/A     N/A      11,856   6.0
Core Capital:
(To Total Assets)           45,765  14.4      9,566   3.0      15,944   5.0
Tangible Capital:
(To Tangible Assets)        45,765  14.4      4,783   1.5        N/A    N/A

As of March 31, 1999
Total Capital:
(To Risk Weighted Assets)  $47,145  28.6%  $13,213    8.0%    $16,516   10.0%
Tier I Capital:
(To Risk Weighted Assets)   46,470  28.1     N/A      N/A       9,909    6.0
Core Capital:
(To Total Assets)           46,470  15.7     8,861    3.0      14,768    5.0
Tangible Capital:
(To Tangible Assets)        46,470  15.7     4,430    1.5        N/A     N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at December 31, 1999 (in thousands):

Equity                                 $46,423
Net unrealized loss on securities
        available for sale               1,666
Core deposit intangible asset           (1,431)
Deferred tax and servicing asset          (893)
                                       -------
           Tangible capital             45,765
Land held for development                 (471)
General valuation allowance              1,231
                                       -------
           Total capital               $46,525
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 28.55% at December 31, 1999 compared to 52.9% at March 31, 1999. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs. At December 31, 1999, the Community Bank had outstanding commitments to originate $3.5 million of mortgage loans, none of which were committed to be sold in the secondary market, consumer loan commitments totaled $6.0 million and commercial loan commitments totaled $14.2 million.

Cash, including interest-earning overnight investments, was $12.4 million at December 31, 1999 compared to $17.2 million at March 31, 1999. Investment securities and mortgage-backed securities available for sale at December 31, 1999 were $13.0 million and $41.4 million, respectively, compared to $13.3 million and $53.4 million, respectively, at March 31, 1999. See "Financial Condition."

Asset Quality

Allowance for loan losses was $1.2 million at December 31, 1999, compared to $1.1 million at March 31, 1999. Management deemed the allowance for loan losses at December 31, 1999 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. During the third quarter of 1999 the provision for loan losses was increased to $242,000. The provision for loan losses was $90,000 for the quarter ended September 30, 1999 and $60,000 for the quarter ended December 31, 1998. The increase in the provision for loan losses reflects the growth in the loan portfolio as compared to prior year and the change in mix of the loan portfolio. The Community Bank's commercial loan balance has increased $16.3 million or 188% during the past fiscal year from $8.7 million at March 31, 1999 to $25.0 million at December 31, 1999. The Community Bank's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolios in the future. The two major reasons for this fact is because the size of the commercial loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two years. Commercial loans are considered to involve a higher degree of credit risk than one-to-four residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Nonperforming assets were $536,000, or 0.16% of total assets at December 31, 1999 compared with $1.3 million, or 0.44% of total assets at March 31, 1999. The following table sets forth information with respect to the Community Bank's nonperforming assets at the dates indicated:

                                December 31, 1999     March 31, 1999
                                -----------------     --------------
                                       (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:

Real Estate
 Residential                       $  202                 $1,052
 Commercial                             -                    208
 Consumer                               -                     33
                                   ------                 ------
      Total                           202                  1,293
                                   ------                 ------
Accruing loans which are
contractually past due 90
days or more                           11                      5
                                   ------                 ------
Total of nonaccrual and
90 days past due loans                213                  1,298
                                   ------                 ------
Real estate owned                     288                     30
Other personal property owned          35                      -
                                   ------                 ------
  Total nonperforming assets       $  536                 $1,328
                                   ======                 ======
Total loans delinquent 90
days or more to net loans            0.09%                  0.69%

Total loans delinquent 90
days or more to total assets         0.07                   0.43

Total nonperforming assets
to total assets                      0.16                   0.44


         Comparison of Operating Results for the Three Months Ended
                        December 31, 1999 and 1998

The Company's net income depends primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest- bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, loan servicing income, gains on sale of securities, gains from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended December 31, 1999 was $868,000, $0.17 per basic share ($0.17 per diluted share). This compares to net income of $1.1 million, $0.19 per basic share ($0.18 per diluted share) for the same period in fiscal 1999. Net interest income increased $36,000, or 1.0% for the three months ended December 31, 1999 from $3.5 million for the three months ended December 31, 1998 due primarily to a 4.4% increase in average interest-earning assets. Non-interest income decreased $159,000, or 19.4% for the three months ended December 31, 1999 from $818,000 for the three months ended December 31, 1998, reflecting increases in fees and service charges and decreases in fees from brokered loans and gain on sale of loans held for sale. Non-interest expense increased $126,000, or 4.8% as compared to the same period for the prior year. The increase in non-interest expense is due primarily to increased marketing and occupancy expense which was partially offset by decreased salaries and employee benefit expenses reflecting the decreased brokered loan activity.

Average interest-earning assets increased to $304.2 million for the three months ending December 31, 1999 from $291.3 million for the three months ending December 31, 1998. The $12.9 million increase is due primarily to growth in the loan portfolio.

Interest income for the three months ended December 31, 1999 was $6.4 million, an increase of $229,000, or 3.7% over the $6.2 million interest income for the same period in 1998. Yield on interest-earning assets for the three month 1999 period was 8.37% compared to 8.38% for the same three month period in 1998. The lower third quarter 1999 yield on interest-earning assets reflected the decrease in loan fees amortized into income resulting from the reduction in real estate mortgage loan refinance activity in the 1999 quarter compared to the 1998 quarter. The higher interest income in the 1999 third quarter as compared to the 1998 third quarter resulted from growth in the loan portfolio.

Interest expense was $2.8 million and $2.6 million for the quarters ended December 31, 1999 and 1998, respectively. The cost of interest-bearing liabilities for the three month 1999 period was 4.61% compared to 4.48% for the three month 1998 period. The increased cost of interest-bearing liabilities is primarily due to the increase in the interest rate on Federal Home Loan Bank advances. Growth in the third quarter average balance of money market accounts from $22.1 million at December 31, 1998 to $42.5 million at December 31, 1999, lowered the 1999 cost of interest-bearing liabilities.

Net interest income increased $36,000, or 1.0%, to $3.6 million for the three months ended December 31, 1999, compared to $3.5 million for the three months ended December 31, 1998. Net interest income was increased $630,000 due to the change in volume of average interest-earning assets and liabilities when the three months for fiscal 2000 are compared to the same fiscal 1999 period. The change in interest rates for these three month periods reduced net interest income $450,000. The change in rate volume mix for the same three month periods reduced net interest income $140,000. The interest rate spread decreased from 3.90% for the three month 1998 period to 3.76% for the three month 1999 period. The net interest margin decreased to 4.67% during the third quarter ended December 31, 1999 from 4.79% for the third quarter ended December 31, 1998. The decreased 1999 net interest margin reflects the reduced amount of loan fees amortized to income in the third quarter of 1999 compared to the same period for the prior year. Average interest-earning assets increased by $12.9 million to $304.2 million during the third quarter ended December 31, 1999 from $291.3 million for the third quarter ended December 31, 1998. The $12.9 million increase in average interest-earning assets was offset by the $10.8 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $243.9 million during the quarter ended December 31, 1999 from $233.1 million for the quarter ended December 31, 1998.

The provision for loan losses was $242,000 and there were $172,249 in net charge-offs during the three months ended December 31, 1999 compared to a $60,000 provision and $3,973 in net recoveries during the three months ended December 31, 1998. The increase in net charge-offs in the quarter ended December 31, 1999 were the result of one commercial loan and several consumer loans. The increase in the provision for loan losses is the result of growth in the loan portfolio as compared to prior year and to replenish the allowance for loan losses for charge-offs. Loan receivable (Note 7) provides a detailed analysis of the $42.9 million increase in gross loans. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income decreased $159,000, or 19.4%, to $659,000 for the three months ended December 31, 1999 from $818,000 for the three months ended December 31, 1998. The $159,000 decrease is the result of the reduction in real estate mortgage loan refinance activity in the 1999 quarter compared to the 1998 quarter resulting in decreased fees on brokered real estate loans.

Non-interest expense increased $126,000, or 4.8%, from $2.6 million for the quarter ended December 31, 1998 to $2.7 million for the quarter ended December 31, 1999. Salaries and employee benefits decreased $121,000 to $1.4 million for the quarter ended December 31, 1999 as compared to the 1998 quarter. The $121,000 decrease is the result of the reduction in real estate mortgage loan refinance activity which produced less commission expense for brokered residential real estate loans. There were 16 more full-time equivalent employees during the 1999 quarter over the 1998 quarter. The increase in full-time equivalent employees was due to the expansion occurring in branches, commercial lending, trust company and support functions. In November 1999 a new branch was opened in Clark County which brings the total number of branches to eleven.

Provision for federal income taxes for the third quarter of fiscal 2000 was $362,000, resulting in an effective tax rate of 29%, compared to $606,000 and 36% for the same quarter of fiscal 1999. The 7% decrease in the effective tax rate for three months ended December 31, 1999 is primarily attributable to the impact of tax exempt interest, ESOP dividends and the ESOP market value adjustment.


          Comparison of Operating Results for the Nine Months Ended
                        December 31, 1999 and 1998

Net income for the nine months ended December 31, 1999 was $2.9 million, $0.55 per basic share ($0.54 per diluted share). This compares to net income of $3.5 million, $0.60 per basic share ($0.59 per diluted share) for the same period in fiscal 1999. The earnings per basic share decrease of 8% to $0.55 for the nine months ended December 31, 1999 from $0.60 for the nine months ended December 31, 1998 reflected several factors. Net interest income increased $453,000, or 4.5% for the nine months ended December 31, 1999 compared to the same period in fiscal 1999 due to a 10.5% increase in interest-earning assets. Non-interest income decreased $49,000, or 2.2% reflecting increases in fees and service charges that were offset by decreased gains on sale of loans held for sale in fiscal 2000 as compared to fiscal 1999.

Average interest-earning assets increased to $297.9 million for the nine months ending December 31, 1999 from $269.7 million for the nine months ending December 31, 1998.

Interest income for the nine months ended December 31, 1999 was $18.5 million, an increase of $1.1 million or 6.5% over $17.4 million for the same period in 1998. Yield on interest-earning assets for the nine month 1999 period was 8.29% compared to 8.56% for the nine month 1998 period. The lower 1999 yield on interest-earning assets reflects the decrease in loan fees amortized into income resulting from the reduction in residential real estate loan refinance activity for the nine months ended December 31, 1999 compared to the same period in 1998. The 1999 mix of assets was affected by the September 1998 purchase of $30.0 million in mortgage-backed securities. Mortgage-backed securities have a lower interest yield than loans and contributed to the lower yield in 1999 interest-earning assets as compared to the yield on interest-earning assets in 1998. The higher interest income for the nine month period ended December 31, 1999 as compared to the same period in 1998 resulted from growth in the loan portfolio.

Interest expense for the nine months ended December 31, 1999 was $8.0 million, an increase of $683,000, or 9.3% over $7.3 million for the same period in 1998. The cost of interest-bearing liabilities for the nine month 1999 period was 4.47% compared to 4.60% for the nine month 1998 period. The increased interest expense is due to a 12.7% growth in interest-bearing liabilities from $211.3 million at December 31,1998 to $238.1 million at December 31, 1999. Growth in the nine month average balance of money market accounts from $20.8 million for the nine month period ended December 31, 1998 to $35.4 million for the nine month period ended December 31, 1999 contributed to reducing the cost of interest-bearing liabilities for the 1999 period.

Net interest income increased $453,000, or 4.5%, to $10.5 million for the nine months ended December 31, 1999, compared to $10.1 million for the nine months ended December 31, 1998. The change in volume of year to date average interest-earning assets and liabilities compared at December 31, 1998 and December 31, 1999 increased net interest income $1.7 million.

The change in interest rates decreased net interest income $1.0 million and the rate volume mix decreased net interest income $233,000 for the same period. The $453,000 increase in net interest income for the nine months ended December 31, 1999 was due primarily to the 10.5% increase in average interest-earning assets to $297.9 million at December 31, 1999 from $269.7 million at December 31, 1998. The interest rate spread decreased from 3.96% for the nine month 1998 period to 3.82% for the nine month 1999 period. The net interest margin decreased to 4.72% during the nine month period ended December 31, 1999 from 4.96% for the nine month period ended December 31, 1998. The decreased margin reflects the change in the mix of assets for the nine months ended December 31, 1999 caused by the September 29, 1998 $30.0 million purchase of mortgage-backed securities. The decreased margin also reflects the decrease in loan fees due to the decline in residential real estate loan refinance activity for the nine month period ended December 31, 1999 when compared to the same period for the prior year. The $28.2 million increase in average interest-earning assets was funded by both the $26.8 million increase in average interest-bearing liabilities and the $7.5 million increase in average non-interest-bearing deposits.

The provision for loan losses was $422,000 and there were $337,000 in net charge-offs during the nine months ended December 31, 1999 compared to a $180,000 provision and $25,000 in net charge-offs during the nine months ended December 31, 1998. Total nonperforming assets to total assets has decreased from 0.44% at March 31, 1999 to 0.16% at December 31, 1999. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income decreased $49,000 or 2.2% to $2.2 million for the nine months ended December 31, 1999 compared to the same period for the prior year. The mix of non-interest income changed with the increase in deposit service charges being offset by the decrease in the fees received on brokered real estate residential loans as the result of reduced residential loan refinance activity.

Non-interest expense increased $1.4 million, or 21%, from $6.6 million for the nine months ended December 31, 1998 to $8.0 for the nine months ended December 31, 1999. The $1.4 million increase reflects the addition of 16 full-time equivalent employees and increased occupancy expense. Full time equivalent employees increased to 125 at December 31,

1999 compared to 109 at December 31, 1998 due to expansion of branches, commercial lending, trust company and support functions. Salaries and employee benefits increased $496,000 to $4.2 million for the nine months ended December 31, 1999 as compared to the same period in fiscal 1999.

Provision for federal income taxes for the nine months ended December 31, 1999 was $1.4 million resulting in an effective tax rate of 33%, compared to $2.0 million and 36% for the like period a year ago. The 3% decrease in the effective tax rate for the nine months ended December 31, 1999 is primarily attributable to the impact of tax exempt interest, ESOP dividends and the ESOP market value adjustment.

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

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended December 31, 1998.

----------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated
     June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RIVERVIEW BANCORP, INC.


DATE: February 11, 2000     BY: /S/ Patrick Sheaffer
                                Patrick Sheaffer
                                President

DATE: February 11, 2000     BY: /S/ Ron Wysaske
                                Ron Wysaske
                                Executive Vice President/Treasurer