Form 10-K405
period 2000-03-31
RIVERVIEW BANCORP INC
filed 2000-06-21
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2000

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on May 30, 2000, was approximately $41,671,000 (4,902,503 shares at $8.50 per share).
It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Bancorp Employee Stock Ownership Plan) are affiliates.

                  DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III).

                                    Part I

Item 1.  Business
-----------------

General

Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (the "Bank"), upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. At March 31, 2000, the Company had total assets of $344.7 million, total deposits of $232.4 million and shareholders' equity of $48.5 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

The Bank is a community oriented financial institution offering traditional financial services to the residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania Counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to- four family residential real estate located in its primary market area. The Company is also an active originator of residential construction loans, business loans and consumer loans.

Market Area

The Company conducts operations from its home office in Camas and eleven branch offices in Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington with a new Washougal facility to replace the existing Washougal facility planned for first quarter of fiscal year 2000. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corporation, located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in Portland and Seattle metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Camas is located in Clark County which is approximately 15 miles east of Portland, Oregon.

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

The Company faces strong competition from many financial institutions for deposits and loan originations.

Lending Activities

General. At March 31, 2000, the Company's total net loans receivable amounted to $249.0 million, or 72.3% of total assets at that date. The principal lending activity of the Company is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans, though the Company has originated loans collateralized by commercial properties. While the Company has historically emphasized real estate mortgage loans secured by one to four residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial business ("commercial"), commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated

                                                   At March 31,
             -------------------------------------------------------------------------------------------
                  2000              1999               1998               1997               1996
             ---------------   ----------------  -----------------  -----------------   ----------------
             Amount  Percent   Amount   Percent  Amount    Percent  Amount    Percent   Amount   Percent
             ------  -------   ------   -------  ------    -------  ------    -------   ------   -------
                                              (Dollars in thousands)
Real estate
 loans:
 One- to-
  four
  family(1) $102,542  37.61%   $ 83,275  39.03%  $ 96,225   51.93%  $ 94,536   57.07%  $ 88,140   63.23%
 Multi-
 family       10,921   4.01       7,558   3.54      4,790    2.58      5,439    3.28      2,958    2.12
 Construc-
  tion one-
  to- four
  family      49,338  18.10      45,524  21.34     35,003   18.89     32,529   19.64     22,596   16.21
 Construc-
  tion
  multi-
  family       4,669   1.71       4,209   1.97      5,352    2.89        547    0.33        361    0.26
 Construc-
  tion
  commer-
  cial         3,597   1.32       6,184   2.90          -       -        634    0.38        500    0.36
 Land         25,475   9.34      24,932  11.68     16,431    8.87      7,900    4.77      7,546    5.41
 Commercial
  real
  estate      42,871  15.72      22,181  10.40      9,667    5.22      8,997    5.43      6,518    4.68
    Total   -------- ------    -------- ------   --------  ------   --------  ------   --------  ------
     real
     estate
     loans   239,413  87.81     193,863  90.86    167,468   90.38    150,582   90.90    128,619   92.27

Commercial    15,976   5.87       4,049   1.90      1,732    0.93        794    0.48        969    0.70

Consumer
 loans:
 Automobile
  loans        2,875   1.05       3,146   1.47      2,829    1.53      2,889    1.74      2,384    1.71
 Savings
  account
  loans          356   0.13         490   0.23        653    0.35        734    0.44        613    0.44
 Home equity
  loans       11,148   4.09       9,096   4.26      9,885    5.33      8,254    4.98      5,107    3.66
 Other
  consumer
  loans        2,864   1.05       2,728   1.28      2,741    1.48      2,416    1.46      1,695    1.22
            -------- ------    -------- ------   --------  ------   --------  ------   --------  ------
    Total
     consumer
     loans    17,243   6.32      15,460   7.24     16,108    8.69     14,293    8.62      9,799    7.03

Total loans
 and loans
 held for
 sale        272,632 100.00%    213,372 100.00%   185,308  100.00%   165,669  100.00%   139,387  100.00%
                     ======             ======             ======             ======             ======
Less:
 Undisbursed
  loans in
  process     18,880             22,278            19,354             11,087              8,876
 Unamortized
  loan
  origination
  fees, net
  of direct
  costs        3,355              2,770             2,340              1,967              1,678
 Unearned
  discounts        1                  1                 2                 10                 11
 Allowance for
  possible
  loan
  losses       1,362              1,146               984                831                653
            --------           --------          --------           --------           --------
Total
 loans
 receivable,
 net(1)     $249,034           $187,177          $162,628           $151,774           $128,169
            ========           ========          ========           ========           ========

                                                        3

--------------
(1) Includes loans held for sale of none, $341,000, $1.4 million, $80,000 and $1.9 million at March 31, 2000, 1999, 1998, 1997 and 1996, respectively.

One- to- Four Family Real Estate Lending. Historically, the Company's primary lending activity has been the origination of mortgage loans to enable borrowers to purchase one- to- four family properties. At March 31, 2000, approximately $102.5 million, or 37.6% of total loans receivable, consisted of loans secured by one- to- four family residential real estate. One- to- four family mortgage loans and one-to-four family construction loans accounted for $151.9 million, or 55.7% of total loans receivable, at March 31, 2000.

In addition to originating one- to- four family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, such mortgage brokerage activities have reduced the volume of fixed-rate one- to- four family loans that are originated and sold by the Company. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Brokerage."

The Company originates both fixed-rate mortgage loans and ARM loans secured by one- to- four family properties. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for ARM loans. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

The Company originates fixed-rate mortgage loans for terms of 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The interest rates on the balloon mortgage loans are adjusted after the expiration of the initial balloon term. Fixed rate mortgage loans are generally originated to conform to standards that allow them to be sold in the secondary mortgage market. The Company generally sells fixed-rate mortgage loans with maturities of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing."

The Company offers ARM loans at rates and terms competitive with market conditions. At March 31, 2000, $20.4 million, or 7.5%, of the Company's loan portfolio consisted of ARM loans. ARM loans are originated with interest rates and payments that adjust annually based on a rate equal to 2.75% to 3.75% above the prevailing rate on the one-year constant maturity U.S. Treasury Bill Index.

At March 31, 2000, the Company charged an origination fee on ARM loans ranging from 1% to 3% of the loan principal amount and an initial interest rate that ranged from 7.250% to 7.875% per annum. The annual interest rate cap (the maximum amount by which the interest rate may be increased per year) on ARM loans is generally 2% and the lifetime interest rate cap is generally 5% to 6% over the initial interest rate. The Company does not originate negative amortization loans.

As a marketing incentive, the Company offers ARM loans with a discounted or "teaser" rate of up to 1.75% below the normal rate offered. The borrower, however, is qualified at the fully indexed rate. Annual and lifetime interest rate caps are based on the initial discounted rate. "Teaser" rate loans are subject to a prepayment penalty during the first three years of the loan term if the borrower repays more than 20% of the outstanding principal balance per year. During the first year, the penalty is 3% of the outstanding principal balance; during year two, the penalty is 2% of the outstanding principal balance; and during year three, the penalty is 1% of the outstanding principal balance.

The retention of ARM loans in the portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs arising from changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because "teaser" rate loans originated by the Company generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default of delinquency. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

While one- to- four family residential real estate loans typically are originated with 30-year terms and the Company permits its ARM loans to be assumed by qualified borrowers, such loans generally remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Company enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The Company requires title insurance insuring the status of its lien on all of the real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance and the replacement cost of the improvements. Where the value of the unimproved real estate exceeds the amount of the loan on the real estate, the Company may make exceptions to its property insurance requirements.

The Company generally does not make conventional mortgage loans with loan-to-value ratios exceeding 80% and makes loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to-four family residences. On loans with loan-to-value ratios in excess of 80%, the Company requires private mortgage insurance ("PMI"), with coverage ranging from 12% to 25% of the appraised value of the property or the amount required by the FHLMC, depending on the loan-to-value ratio. Loans with loan-to-value ratios in excess of 80% must have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance and PMI.

Construction Lending. Prompted by favorable economic conditions and increased residential housing demand in its primary market area, the Company actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) construction/permanent loans. Subject to market conditions, the Company intends to increase its residential construction lending activities. To a substantially lesser extent, the Company also originates construction loans for the development of multi-family and commercial properties.

The composition of the Company's construction loan portfolio was as follows:

                                                 At March 31,
                                  -----------------------------------------
                                         2000                   1999
                                  ------------------     ------------------
                                  Amount(1)  Percent     Amount(1)  Percent
                                  ---------  -------     ---------  -------
                                          (Dollars in thousands)

Speculative construction          $24,855     33.88%      $25,441    35.25%
Commercial construction             3,597      4.90         6,184     8.57
Custom construction                 9,732     13.26         6,694     9.28
Construction/permanent             17,754     24.19        17,335    24.02
Construction/land                  17,443     23.77        16,518    22.88
                                  -------    ------       -------   ------
  Total                           $73,381    100.00%      $72,172   100.00%
                                  =======    ======       =======   ======
---------------
(1)  Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Company lends to approximately 70 local builders, many of whom may have only one or two speculative loans outstanding from the Company. The Company considers approximately 20 builders as core borrowers with several speculative loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, the Company originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with interest rates ranging from 1.0% to 2.0% above the prime lending rate, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. At March 31, 2000, the Company had one borrower with aggregate outstanding speculative loan balances of more than $1.0 million which was performing according to terms and amounted to $1.2 million.

Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Company or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 7.625% to 8.500%, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. At March 31, 2000, the largest short-term custom construction loan had an outstanding balance of $474,000 and was performing according to its terms.

Construction/permanent loans are originated to the home owner rather than the home builder along with a commitment by the Company to originate a permanent loan to the home owner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six months and the interest rate charged is generally 7.625% to 8.500%, fixed, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an ARM loan for retention in its portfolio or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. See "-- Lending Activities -- Mortgage Brokerage." When the Company issues a commitment to provide permanent financing upon completion of construction, the interest rate charged on the construction loan is 0.25% to 1.25% higher as a protection against the risk of an increase in interest rates before the permanent loan is funded.

This additional interest rate spread may not completely protect the Company from rapidly rising interest rates. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing." At March 31, 2000, the largest outstanding construction/permanent loan had an outstanding balance of $413,000 and was performing according to its terms.

The Company also provides construction financing for non-residential properties (i.e., construction multi-family and construction commercial properties). The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. At March 31, 2000, construction commercial loans totaled $3.6 million and construction
multi-family loans totaled $4.7 million.   The largest outstanding
construction commercial loan had an outstanding balance of $1.8 million and was performing according to its terms. The largest outstanding construction multi-family loan had a balance of $2.6 million and was performing according to its terms.

All construction loans must be approved by the Company's Loan Committee. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Company reviews the existing or proposed improvements, identifies the market for the proposed project, analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Company reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Company requires that the borrower increase the loan amount or deposit their own funds into a loans-in-process account and the Company disburses additional loan proceeds consistent with the original loan-to-value ratio.

The construction loan documents require that construction loan proceeds be disbursed in increments as construction progresses. Disbursements are based on periodic on-site inspections by independent fee inspectors and Company personnel. At inception, the Company also requires borrowers to deposit funds to the loans-in-process account covering the difference between the actual cost of construction and the loan amount. The Company regularly monitors the construction loan portfolio and the economic conditions and housing inventory. Property inspections are performed by the Company's property inspector. The Company believes that the internal monitoring system helps reduce many of the risks inherent in its construction lending.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio.

Multi-Family Lending. At March 31, 2000, the Company had $10.9 million, or 4.0% of the Company's total loans receivable, secured by multi-family dwelling units (more than four units) located primarily in the Company's primary market area.

Multi-family loans are generally originated with variable rates of interest equal to 3.75% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 25 years or 25 year terms with five or ten year calls. Multi-family loans generally range in principal balance from $200,000 to $400,000. At March 31, 2000, the largest multi-family loan had an outstanding principal balance of $1.2 million and was performing according to its terms.

The maximum loan-to-value ratio for multi-family loans is generally 75%. The Company requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Company also inspects the subject property annually.

Multi-family mortgage lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. At March 31, 2000, subdivision development loans totaled $14.1 million, or 5.2% of total loans receivable, and building lot loans amounted to $2.0 million, or 1% of the total loans receivable. The land loan balance of $25.5 million consisted of 173 land loans, six of which are each greater than $1.0 million as compared to the March 31, 1999 land loan balance of $24.9 million, of which five were greater than $2.0 million. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of such future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use. At March 31, 2000, the Company had a $26,000 land loan accounted for on a non-accrual basis.

Commercial Real Estate Lending. Commercial real estate loans totaled $42.9 million, or 15.72% of total loans receivable at March 31, 2000 as compared to $22.2 million, or 10.40%. The growth in commercial real estate loan balances reflects the increased emphasis the Company has placed on originating commercial real estate loans. The Company has been able to increase the balance of outstanding commercial real estate loans and commitments due to the strong local economy, and the consolidation of some local competitors offering commercial real estate loans. The Company has also hired several experienced commercial bankers from competitors in the local market. The Company originates commercial real estate loans at both variable and fixed interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $300,000 and $500,000. At March 31, 2000, the largest commercial real estate loan had an outstanding balance of $3.6 million and is secured by an office building located in the Company's primary market area. The loan was performing according to its terms at March 31, 2000.

The Company requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company, and are reviewed by management. The Company considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Company generally imposes a debt coverage ratio of not less than 1.2 to 1 for originated loans secured by income producing properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Company generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Commercial Lending. Commercial loans amounted to $16.0 million, or 5.88% of total loans receivable at March 31, 2000 as compared to $4.0 million, or 1.90% at March 31, 1999. The growth in commercial loan balances reflects the increased emphasis the Company has placed on originating commercial loans. The Company has been able to increase the balance of outstanding commercial loans and commitments due to the strong local economy, and the consolidation of some local competitors offering commercial loans. The Company has also hired several experienced commercial bankers from competitors in the local market.

The Company underwrites its commercial loans on the basis of the borrower's cash flow and the ability to service debt from earnings and the Company seeks to structure such loans to have more than one source of repayment. The decision to grant a commercial loan depends on the creditworthiness and the cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment. Commercial loans are generally made to customers who are well known to the Company and are generally secured by business equipment or other property. Lines of credit are made at variable rates of interest equal to a negotiated margin above the prime rate and term loans are at a fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.

At March 31, 2000 the largest outstanding commercial loan balance to a borrower was $2.1 million consisting of a term loan and a line of credit. The loan was performing according to its terms at March 31, 2000. The average size of outstanding loan balances is approximately $100,000 and the principal amount of such loans generally are amounts of $300,000 or less.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At March 31, 2000, the Company had one commercial loan accounted for on a nonaccrual basis in the amount of $99,000.

Consumer Lending. The Company originates a variety of consumer loans, including home equity lines of credit, home equity term loans, home improvement loans, loans for debt consolidation and other purposes, automobile, boat loans and savings account loans. At March 31, 2000, consumer loans totaled $17.2 million, or 6.3% of total loans receivable.

Home equity lines of credit and home equity term loans are typically secured by a second mortgage on the borrowers primary residence. At March 31, 2000,
the outstanding balance of home equity term loans was  $1.6 million.   At
March 31, 2000, approved home equity lines of credit totaled $16.0 million, of which $9.6 million was outstanding. Home equity lines of credit are made at loan-to-value ratios of 90% or less, taking into consideration the outstanding balance on the first mortgage on the property. Home equity lines of credit have a variable interest rate while the home equity term loans have a fixed rate of interest. The Company's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

Loan Maturity. The following table sets forth certain information at March 31, 2000 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include loans held for sale, unearned discounts, unearned income and allowance for loan losses.
                               After One After 3  After 5
                      Within    Year to  Years to Years to  Beyond
                      One Year  3 Years  5 Years  10 Years  10 Years   Total
                      --------  -------  -------  --------  --------   -----
                                          (In thousands)
Residential one-
 to- four family:
 Adjustable rate      $     -   $     5   $   28  $    412   $19,911  $20,356
 Fixed rate               984     3,245   14,047    29,003    34,902   82,181
Construction:
 Adjustable rate       30,315    20,342        -         -         -   50,657
 Fixed rate            19,974     2,750        -         -         -   22,724
Other real estate:
 Adjustable rate        4,314       585      272       671     4,694   10,536
 Fixed rate             4,327     2,474   12,658    21,728    11,771   52,958
Commercial:
 Adjustable rate        5,633       650      716         -         -    6,999
 Fixed rate             1,106     1,116    3,079     3,677         -    8,978
Consumer:
 Adjustable rate          274        48      857       328     9,113   10,620
 Fixed rate             1,211     1,319    2,265     1,156       672    6,623
                      -------   -------  -------  -------   -------  --------
  Total gross loans   $68,138   $32,534  $33,922  $56,975   $81,063  $272,632
                      =======   =======  =======  =======   =======  ========

The following table sets forth the dollar amount of all loans due one year after March 31, 2000 which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed-      Floating- or
                                       Rates       Adjustable-Rates
                                       -----       ----------------
                                          (In thousands)

Residential one- to- four family       $ 81,197       $ 20,356
Construction loans                        2,750         20,342
Other real estate loans                  48,631          6,222
Commercial                                7,872          1,366
Consumer                                  5,412         10,346
                                        -------        -------
  Total                                $145,862        $58,632
                                       ========        =======

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. Furthermore, management believes that a significant number of the Company's residential mortgage loans are outstanding for a period less than their contractual terms because of the transitory nature of many of the borrowers who reside in its primary market area.

Loan Solicitation and Processing. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Company also uses commissioned loan brokers and television and print advertising to market its products and services.

Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Company. The Company's residential mortgage loan documents conform to FHLMC standards.

Residential mortgage loans of not more than $350,000 may be approved by the Senior Vice President of Lending. Loans of more than $350,000 up to and including $600,000 are approved by the Internal Loan Committee which requires approval of any two members consisting of the Chief Executive Officer, Executive Vice Presidents and designated Senior Vice Presidents. All loans in excess of $600,000 must be approved by the Executive Loan Committee consisting of the Chief Executive Officer and two other members of the Board of Directors. All loans are subsequently ratified by the full Board of Directors.

The Company's policy requires borrowers to obtain certain types of insurance to protect the Company's interest in the collateral securing the loan. The Company requires either a title insurance policy insuring that the Company has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance and, if applicable, flood insurance, is also required on collateral for loans. The Company requires escrows for insurance on all loans with a loan- to-value exceeding 80%.

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans, and commercial loan commitments conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, generally 14-day agreements to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2000, the Company had commitments to originate fixed rate mortgage loans of $3.6 million at interest rates ranging from 7.625% to 11.0%. At March 31, 2000, adjustable rate mortgage loan commitments were $160,000 at an interest rate of 9.875%. Undisbursed balance of mortgage loans closed was $18.9 million at March 31, 2000. Consumer loan commitments totaled $2.1 million and unused lines of consumer credit totaled $7.3 million at March 31, 2000. Commercial and commercial real estate loan commitments totaled $3.1 million and unused lines of commercial and commercial real estate credit totaled $13.9 million at March 31, 2000.

Loan Originations, Sales and Purchases. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2000 and 1999, the Company's total loan originations were $156.8 million and $158.7 million, respectively, of which 47.6% and 43.5%, respectively, were subject to periodic interest rate adjustment and 52.4% and 56.5% were fixed-rate loans, respectively.

The Company customarily sells the fixed-rate residential one- to- four family mortgage loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of such loans allows the Company to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if such loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one- to- four family mortgage loan origination and sale activity and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Company. The Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk.

Between the time that residential one- to- four family mortgage loan origination commitments are issued and the time the loans are sold, the Company is exposed to movements in the price (due to changes in interest rates) of such loans (or of securities into which such loans are sometimes converted). Differences between the volume or timing of actual loan originations and in management's estimates or in actual sales of the loans can expose the Company to significant losses. This activity is managed daily. There can be no assurance that the Company will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan. To the extent that the Company does not adequately manage its interest rate risk, the Company may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting financial condition and results of operations.

The Company is not an active purchaser of loans and has not purchased loans in the past three years.

The following table shows total loans originated, sold and repaid during the periods indicated.

                                              For the Years Ended March 31,
                                              -----------------------------
                                               2000       1999       1998
                                               ----       ----       ----
                                                     (In thousands)
Total net loans receivable at beginning
 of period                                   $187,177   $162,628   $151,774
                                             --------   --------   --------
Loans originated:
 Mortgage loans:
  Residential one- to- four family             20,609     43,947     29,748
  Multi-family                                    490          -        139
  Construction one- to- four family            67,955     68,649     49,391
  Land and commercial real estate              48,057     36,355     20,737
Commercial                                     14,717      4,290      1,080
 Consumer                                       5,004      5,410      4,232
                                             --------   --------   --------
   Total loans originated                     156,832    158,651    105,327

Residential one- to- four family loans
 sold                                          (4,224)   (25,809)    (7,007)
Repayment of principal                        (88,179)  (106,036)   (88,263)
 (Increase) decrease in other items, net       (2,572)    (2,257)       797
                                             --------   --------   --------
Net increase in loans                          61,857     24,549     10,854
                                             --------   --------   --------
Total net loans receivable at end of period  $249,034   $187,177   $162,628
                                             ========   ========   ========


Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs six commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland and Seattle metropolitan areas, as well as for the Company. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and they are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.25% of the loan amount that it shares with the commissioned broker. For loans brokered to the Company, they are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2000, brokered loans totaled $107.1 million (including $65.9 million brokered to the Company). Gross fees of $1.1 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2000.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. The Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans prior to selling the servicing rights. The Company retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2000, total loans serviced for others were $82.4 million.

In 1994, the Company purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle Metropolitan Area. At March 31, 2000, the carrying value of these purchased servicing rights was $218,000 and was being amortized over the life of the underlying loan servicing.

Loan Origination and Other Fees. The Company generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The Company usually charges origination fees of 2% to 3% on one- to- four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as income at the time of sale. The Company had $3.3 million of net deferred loan fees at March 31, 2000. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights.

Delinquencies. The Company's collection procedures for all loans except consumer loans provide for a series of contacts with delinquent borrowers. A late charge delinquency notice is first sent to the borrower when the loan becomes 17 days past due. A follow-up telephone call, or letter if the borrower cannot be contacted by telephone, is made when the loan becomes 22 days past due. A delinquency notice is sent to the borrower when the loan becomes 30 days past due. When payment becomes 60 days past due, a notice of default letter is sent to the borrower stating that foreclosure proceedings will be commenced unless the delinquency is cured. If a loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings. In certain instances, however, the Company may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs.

A delinquent consumer loan borrower is contacted on the fifteenth day of delinquency. A letter of intent to repossess collateral is mailed to the borrower after the loan becomes 45 days past due and repossession proceedings are initiated after the loan becomes 90 days delinquent.

Nonperforming Assets. Loans are reviewed regularly and when a loan is 90 days delinquent, it is placed on nonaccrual status at which time the accrual of interest ceases and the reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated. At the dates indicated, the Company had no restructured loans within the meaning of SFAS No. 15.

                                                       At March 31,
                                            ---------------------------------
                                            2000    1999   1998   1997   1996
                                            ----    ----   ----   ----   ----
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
 Residential real estate                  $1,153   $1,052  $401   $ 76   $541
 Commercial                                   99      208   105      -      -
 Consumer                                     26       33     -     11      7
                                          ------   ------  ----   ----   ----
   Total                                   1,278    1,293   506     87    548
                                          ------   ------  ----   ----   ----
Accruing loans which are contractually
 past due 90 days or more                      -        5    11      -      -
                                          ------   ------  ----   ----   ----
Total of nonaccrual and
  90 days past due loans                   1,278    1,298   517     87    548
                                          ------   ------  ----   ----   ----
Real estate owned (net)                       65       30    -     135      -
                                          ------   ------  ----   ----   ----
   Total nonperforming assets             $1,343   $1,328  $517   $222   $548
                                          ======   ======  ====   ====   ====

Total loans delinquent 90 days
  or more to net loans                      0.51%    0.69% 0.32%  0.06%  0.43%

Total loans delinquent 90 days or
  more to total assets                      0.37     0.43  0.19   0.04   0.26

Total nonperforming assets to
 total assets                               0.39     0.44  0.19   0.10   0.26


The $1.3 million nonaccrual balance of real estate loans at March 31, 2000, consisted of $695,000 nonaccrual construction loans, $138,000 one- to- four family residential loans, $320,000 lot loans and $125,000 commercial and consumer loans. The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2000 if the nonaccrual loans had been current in accordance with their original terms was approximately $80,000. For the year ended March 31, 2000, no interest was earned on the nonaccrual loans and included in interest and fees on loan receivable interest income.

Subsequent to March 31, 2000, one loan has paid in full and the remaining loans have gone into or are pending foreclosure.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Company.

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                  At or For the Year
                                   Ended March 31,
                                  ------------------
                                   2000     1999
                                   ----     ----
                                    (In thousands)

Substandard assets                $1,472   $1,757
Doubtful assets                        -      219
Loss assets                            -        -

General loss allowances            1,362    1,146
Specific loss allowances               -        -
Charge-offs                          488       85

The substandard assets at March 31, 2000 are made up of five residential construction loans totaling $695,000, three one- to- four residential loans totaling $364,000, a land and development loan totaling $293,000 and commercial and consumer loans totaling $120,000 being classified as substandard.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Valuations are periodically performed by management and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2000, the Company owned two properties with a recorded value of $65,000.

Allowance for Loan Losses. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 2000, the Company had an allowance for loan losses of $1.4 million, or 0.50% of total outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP"), there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, therefore negatively affecting the Company's financial condition and results of operations.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                             Year Ended March 31,
                                      ---------------------------------------
                                      2000    1999     1998    1997     1996
                                      ----    ----     ----    ----     ----
                                               (Dollars in thousands)

Balance at beginning of period      $1,146   $  984    $831    $653     $657
                                    ------   ------    ----    ----     ----
Provision for loan losses              675      240     180     180        -
Recoveries:
 Residential real estate                 -        -       -       1        8
 Commercial                              1        -       -       -        -
 Consumer                               28        7      11       8       11
                                    ------   ------    ----    ----     ----
   Total recoveries                     29        7      11       9       19
                                    ------   ------    ----    ----     ----
Charge-offs:
 Residential real estate                48       28       -       -        -
 Commercial                            282        -       -       -        -
 Consumer                              158       57      38      11       23
                                    ------   ------    ----    ----     ----
   Total charge-offs                   488       85      38      11       23
                                    ------   ------    ----    ----     ----
     Net charge-offs                   459       78      27       2        4
                                    ------   ------    ----    ----     ----
Balance at end of period            $1,362   $1,146    $984    $831     $653
                                    ======   ======    ====    ====     ====
Ratio of allowance to total loans
 outstanding at end of period         0.50%    0.54%   0.53%   0.50%    0.47%

Ratio of net charge-offs to
 average loans outstanding
 during period                        0.21     0.04    0.02    0.00     0.00

Ratio of allowance to total of
 nonaccrual and 90 days past
 due loans                          106.58    88.30  190.32  955.17   119.16


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                           At March 31,
                     ------------------------------------------------------------------------------------
                           2000              1999             1998            1997             1996
                     ------------------ --------------- ---------------- --------------- ----------------
                              Loan             Loan             Loan             Loan             Loan
                              Category         Category         Category         Category        Category
                              as a             as a             as a             as a             as a
                              Percent          Percent          Percent          Percent          Percent
                              of               of               of               of               of
                              Total            Total            Total            Total            Total
                     Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                     ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                   (Dollars in thousands)
Real estate - mortgage
  One- to- four
   family           $  259    37.62%  $  218   39.03%   $192    51.93%   $282    57.06%   $285    63.23%
  Multi-family          41     4.01       10    3.54      10     2.58      16     3.28      10     2.12
  Construction one-
   to- four family     304    18.10      292   21.34     154    18.89      99    19.64      56    16.21
  Construction multi-
   family               10     1.71       10    1.97      23     2.89       2     0.33       1     0.26
  Construction
   commercial           17     1.32       44    2.90       -        -       2    0.38        1     0.36
  Land                 223     9.34       32   11.68      33     8.87      27    4.77       24     5.41
  Commercial real
   estate              224    15.72      180   10.40      19     5.22      24    5.43       21     4.68
Commercial loans       160     5.86      198    1.90     100     0.93      40    0.48       46     0.70
Consumer loans:
    Secured             90     5.31       89    5.96     142     7.21     128    7.17       81     5.81
    Unsecured           29     1.01       37    1.28      27     1.48      24    1.46       17     1.22
Unallocated              5        -       36       -     284        -     187       -      111        -
  Total allowance   ------   ------   ------  ------    ----   ------    ----  ------     ----   ------
   for loan losses  $1,362   100.00%  $1,146  100.00%   $984   100.00%   $831  100.00%    $653   100.00%
                    ======   ======   ======  ======    ====   ======    ====  ======     ====   ======

                                                        18

Investment Activities

OTS regulated institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such OTS regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION -- Federal Regulation of the Savings Associations -- Federal Home Loan Bank System." The Company may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

Federal regulations require the Company to maintain a minimum amount of liquid assets. See "REGULATION." The balance of the Company's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. The Company is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. governments, federal agency, qualifying mortgage related securities and other investments. At March 31, 2000, the Bank's regulatory liquidity ratio was 23.1%, which exceeded regulatory requirements. It is the intention of management to hold securities with short maturities in the Bank's and Company's investment portfolio in order to match more closely the interest-rate sensitivities of its assets and liabilities.

Investment decisions are made by the Investment Committee composed of the Chief Executive Officer and Chief Financial Officer. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2000, the Company's investment and mortgage-backed securities portfolio totaled approximately $61.8 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2000, the Company's investment securities portfolio did not contain any tax-exempt securities or securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2000, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. See Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The market value of the investment and mortgage-backed securities portfolio was $61.7 million, $84.6 million and $71.8 million at March 31, 2000, 1999 and 1998, respectively.

                                             At March 31,
                         ----------------------------------------------------
                               2000             1999              1998
                         -----------------  --------------- -----------------
                                   Percent          Percent           Percent
                         Carry-    of       Carry-  of       Carry-   of
                         ing       Port-    ing     Port-    ing      Port-
                         Value     folio    Value   folio    Value    folio
                         -----     -----    -----   -----    -----    -----
                                       (Dollars in thousands)
Held to maturity
 (at amortized cost):
 U. S. Government
 treasury obligations    $     -       -%  $     -       -%  $ 1,000    1.40%
 FHLB debentures               -       -     4,000    4.74     7,336   10.28
 Real estate mortgage
  investment conduits
  ("REMICs")               1,985    3.21     3,162    3.75     5,627    7.89
 FHLMC mortgage-backed
  securities               2,377    3.84     3,370    4.00     5,111    7.16
 FNMA mortgage-backed
  securities               4,295    6.95     6,183    7.33     9,603   13.46
 Municipal securities        903    1.46       943    1.12         -       -
                         -------  ------   -------  ------   -------  ------
                           9,560   15.46    17,658   20.94    28,677   40.19
                         -------  ------   -------  ------   -------  ------
Available for sale
 (at market value):
 U.S. Government
  treasury obligations         -       -         -       -     2,974    4.17
 FNMA debentures               -       -         -       -     1,003    1.41
 FHLB debentures           9,709   15.70    11,440   13.57     6,000    8.41
 REMICs                   36,561   59.14    49,502   58.71    22,059   30.92
 FHLMC mortgage-backed
  securities                 612    0.99       701    0.84     1,038    1.45
 FNMA mortgage-backed
  securities               2,205    3.57     3,169    3.76     9,593   13.45
 Municipal securities      2,435    3.94       906    1.07         -       -
 Equity securities           739    1.20       934    1.11         -       -
                         -------  ------   -------  ------   -------  ------
                          52,261   84.54    66,652   79.06    42,667   59.81
                         -------  ------   -------  ------   -------  ------
  Total investment
   securities            $61,821  100.00%  $84,310  100.00%  $71,344  100.00%
                         =======  ======   =======  ======   =======  ======

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2000.


                                  Less Than           One to         More Than Five          More Than
                                  One Year          Five Years        to Ten Years           Ten Years
                              -----------------  ----------------   -----------------   -----------------
                                       Weighted          Weighted            Weighted            Weighted
                                       Average           Average             Average             Average
                              Amount   Yield(1)  Amount  Yield(1)   Amount   Yield(1)   Amount   Yield(1)
                              ------   --------  ------  --------   ------   --------   ------   --------
                                                         (Dollars in thousands)
Municipal securities          $    -       -%    $    -       -%    $ 1,862    4.18%    $ 1,477    5.21%
FHLB debentures                    -       -      2,950    6.44       2,359    6.53       4,400    6.26
REMICs                             -       -          -       -       1,637    6.62      36,909    6.27
FHLMC mortgage-backed
 securities                        -       -      1,366    6.02         616    6.99       1,005    6.60
FNMA mortgage-backed
 securities                        -       -      4,352    6.70         487    6.63       1,662    6.65
Equity securities                  -       -          -       -           -       -         739       -
                              ------    ----     ------    ----     -------    ----     -------    ----
Total                         $    -       -%   $ 8,668    6.50%    $ 6,961    5.96%    $46,192    6.25%
                              ======    ====    =======    ====     =======    ====     =======    ====

-------------
(1) For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost. Average yield calculations exclude equity securities that have no stated yield or maturity.

In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and REMICs. Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC and the Government National Mortgage Association ("GNMA") that pool and repackage the participation interests in the form of securities, to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings as other obligations of the Company. See Note 4 of Notes to Consolidated Financial Statements for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2000, the Company held REMICs with a net carrying value of $38.5 million, of which $2.0 million were classified as held-to-maturity and $36.5 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2000, the Company did not own any privately issued REMICs.

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

Investment in school district bonds increased to $2.4 million at March 31, 2000 from $906,000 at March 31, 1999. The increased investment in tax free securities reflects the after tax yields available on these securities and the community reinvestment that was done by the purchase of these securities.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and loan sales are the major sources of the Company's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

Deposit Accounts. Deposits are attracted from within the Company's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2000.

                                                                     Percent
Interest                                        Minimum              of Total
Rate      Term         Category                 Amount     Balance   Deposits
----      ----         --------                 ------     -------   --------
                                                        (In thousands)

1.500%   None          NOW Accounts             $  100    $ 20,976      9.03%
2.750    None          Regular Savings             100      19,840      8.54
4.685    None          Money Market              2,500      44,620     19.20
None     None          Non-interest Checking       100      24,741     10.65

                       Certificates of Deposit
                       -----------------------

5.238    28-92 Days    Fixed-Term, Fixed-Rate    1,000       5,063      2.18
5.473    4-6 Months    Fixed-Term, Fixed-Rate    1,000      19,237      8.28
5.273    12-17 Months  Fixed-Term, Fixed-Rate    1,000      52,823     22.73
5.744    18 Months     Fixed-Term, Variable
                        Rate, Individual
                        Retirement Account
                        ("IRA")                  1,000         774      0.33
5.400    18-23 Months  Fixed-Term, Fixed-Rate    1,000       4,248      1.83
5.420    24-35 Months  Fixed-Term, Fixed-Rate    1,000      22,782      9.80
5.477    36-59 Months  Fixed-Term, Fixed-Rate    1,000       4,437      1.91
5.946    60-83 Months  Fixed-Term, Fixed-Rate    1,000      11,239      4.84
5.821    84-119 Months Fixed-Term, Fixed-Rate    1,000       1,575      0.68
                                                          --------    ------
         Total                                            $232,355    100.00%
                                                          ========    ======


Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.
                                                          At March 31,
                     ------------------------------------------------------------------------------------
                                    2000                        1999                       1998
                     ---------------------------- --------------------------- ---------------------------
                                        Increase/                   Increase/                   Increase/
                     Balance   Percent (Decrease) Balance  Percent (Decrease) Balance  Percent (Decrease)
                     -------   ------- ---------- -------  -------  --------- -------  -------  ---------
                                                       (Dollars in thousands)
Non-interest-bearing
 demand              $ 24,741   10.65%  $14,322  $ 10,419    5.20%  $   986  $  9,433    5.25%   $ 2,348
NOW checking           20,976    9.03       191    20,785   10.38     1,489    19,296   10.73        822
Regular savings
 accounts              19,840    8.54    (1,461)   21,301   10.63     1,372    19,929   11.08     (1,305)
Money market deposit
 accounts              44,620   19.20    16,889    27,731   13.84     7,491    20,240   11.26      1,081
Fixed-rate certificates
 which mature(1):
  Within 12 months     24,301   10.46     7,569    16,732    8.35     6,543    10,189    5.67    (69,520)
  Within 12-36 months  80,627   34.70    (6,114)   86,741   43.31     1,056    85,685   47.64     67,469
  Beyond 36 months     17,250    7.42       648    16,602    8.29     1,549    15,053    8.37      9,514
                     --------  ------   -------  --------  ------   -------  --------  ------    -------
  Total              $232,355  100.00%  $32,044  $200,311  100.00%  $20,486  $179,825  100.00%   $10,409
                     ========  ======   =======  ========  ======   =======  ========  ======    =======
---------------
(1)  IRAs of $11.6 million, $12.0 million and $11.0 million at March 31, 2000, 1999 and 1998, respectively, are included in certificate balances.

                                                        24

Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

                                                    At March 31,
                                        ---------------------------------
                                           2000         1999        1998
                                           ----         ----        ----
                                                   (In thousands)

 Below 4.00%                            $      -     $    102    $      -
 4.00 -  4.99%                            25,070       37,303       1,912
 5.00 -  5.99%                            82,319       73,315      86,738
 6.00 -  7.99%                            14,789        9,344      22,255
 8.00 -  9.99%                                 -           11          22
                                        --------     --------    --------
   Total                                $122,178     $120,075    $110,927
                                        ========     ========    ========

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2000.

                                               Amount Due
                              -----------------------------------------------
                              Less Than   1-2     After     After
                              One Year   Years  2-3 Years  3 Years    Total
                              --------   -----  ---------  -------    -----
                                               (In thousands)

 4.00 -  4.99%                $ 21,359  $ 3,262   $  250   $  199   $ 25,070
 5.00 -  5.99%                  67,793    9,528    2,123    2,875     82,319
 6.00 -  7.99%                   5,117    5,274    1,944    2,454     14,789
                              --------  -------   ------   ------   --------
   Total                      $ 94,269  $18,064   $4,317   $5,528   $122,178
                              ========  =======   ======   ======   ========

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2000.

                                                                Weighted
Maturity Period                                       Amount    Average Rate
---------------                                       ------    ------------
                                                     (Dollars in thousands)

Three months or less                                $ 13,991       5.54%
Over three through six months                          6,999       5.33
Over six through 12 months                             9,283       5.82
Over 12 months                                         5,941       5.83
                                                    --------       ----
Total                                               $ 36,214       5.62%
                                                    ========       ====

Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.

                                           Year Ended March 31,
                                   --------------------------------------
                                     2000          1999           1998
                                     ----          ----           ----
                                               (In thousands)

Beginning balance                  $ 200,311      $ 179,825     $ 169,416
Net increase before
 interest credited                    23,454         12,382         2,971
Interest credited                      8,590          8,104         7,438
Net increase in
 savings deposits                     32,044         20,486        10,409
                                   ---------      ---------     ---------
Ending balance                     $ 232,355      $ 200,311     $ 179,825
                                   =========      =========     =========

In the unlikely event the Company is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Company. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company has at times relied upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Company's first mortgage loans.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% of total assets line of credit with the FHLB-Seattle. At March 31, 2000, the Bank had $60.6 million of outstanding advances from the FHLB-Seattle under an available credit facility of $119.0 million.

The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.

                                               At March 31,
                                        --------------------------
                                        2000       1999      1998
                                        ----       ----      ----
Weighted average rate paid on
  FHLB advances....................     6.24%      4.87%     5.96%

                                            Year Ended March 31,
                                        --------------------------
                                        2000       1999      1998
                                        ----       ----      ----
                                          (Dollars in thousands)

Maximum amounts of FHLB
 advances outstanding
 at any month end                    $60,550   $ 49,550   $33,550
Approximate average FHLB
 advances outstanding                 45,406     34,008    30,512
Approximate weighted
 average rate paid on
 FHLB advances                         5.47%       5.36%     6.47%

                                  REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Associations

Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2000 was $72,000.

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

The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $3.1 million at March 31, 2000.

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

Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institutions financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.

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

Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At March 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, the Bank met the test and its QTL percentage was 83.41%.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -- Savings and Loan Holding Company Regulations.

Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2000, the Bank had tangible capital of $41.7 million, or 12.3% of adjusted total assets, which is approximately $36.6 million above the minimum requirement of 1.5% of adjusted
total assets in effect on that date.   At March 31, 2000, the Bank had $1.3
million in core deposit intangible and $1.8 million in deferred taxes and servicing asset.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2000, the Bank had core capital equal to $41.7 million, or 12.3% of adjusted total assets, which is $31.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On March 31, 2000, the Bank had total risk-based capital of approximately $42.5 million, including $41.7 million in core capital and $1.4 million in qualifying supplementary capital, and risk-weighted assets of $213.4 million, or total capital of 19.9% of risk-weighted assets. This amount was $25.4 million above the 8% requirement in effect on that date.

The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC any of these measures on the Bank or the Company may have a substantial adverse effect on their operations and profitability.

Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2000, the Bank's limit on loans to one borrower was $6.4 million. At March 31, 2000, the Bank's largest single loan to one borrower was $5.4 million, which was performing according to its original terms.

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

Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Savings and Loan Holding Company Regulations

The Bank is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Bank is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Bank and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Company and any other subsidiaries (other than the Company or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Bank must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See Federal Regulation of Savings Associations Qualified Thrift Lender Test for information regarding the Company's qualified thrift lender test.

                                    TAXATION
Federal Taxation

General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank.

Bad Debt Reserve. Historically, savings institutions, such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). At March 31, 2000, the Bank had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1987 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax is paid.

Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Company as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Bank and the Company will not file a consolidated tax return, except that if the Bank or the Company owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

Audits. The Company's federal income tax returns have not been audited within the past six years.

State Taxation

General. The Company is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

Audits. The Company's business and occupation tax returns have not been audited within the past four years.

Competition

There are several financial institutions in the Company's primary market area from which the Company faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from money market mutual funds and other short-term money market securities and corporate and government securities. The Company's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2000, the Company's investments of $575,000 in Riverview Services, Inc. ("Riverview Services") its wholly owned subsidiary, and the investment of $827,000 in Riverview Asset Management Corp. ("RAM Corp"), a 90% owned subsidiary, were within these limitations.

Riverview Services, a wholly-owned subsidiary, acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $60 for each deed of trust. Riverview Services had net income of $31,000 for the fiscal year ended March 31, 2000 and total assets of $577,000 at that date. Riverview Services' operations are included in the consolidated financial statements of the Company.

RAM Corp is a trust company providing trust, estate planning and investment management services. RAM Corp commenced business December 1998 and had a net loss of $14,000 for the fiscal year ended March 31, 2000 and total assets of $959,000 at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2000, total assets under management approximated $62.7 million. RAM Corp's operations are included in the consolidated financial statements of the Company.

Personnel

As of March 31, 2000, the Company had 132 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.


Name              Age(1)    Position
----              ------    --------

Patrick Sheaffer   60       President and Chief Executive Officer

Ron Wysaske        47       Executive Vice President, Treasurer and Chief
                            Financial Officer

---------------
(1)  At March 31, 2000.

Patrick Sheaffer joined the Company in 1965 and has served as President and Chief Executive Officer since 1976. He became Chairman of the Board in March 1993. He is responsible for the daily operations and the management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations. Mr. Sheaffer is a founding director of Epitope Biotech Company, a Nasdaq-listed company located in Portland, Oregon.

Ron Wysaske joined the Company in 1976. Before joining the Company, he was an audit and tax accountant at Price Waterhouse & Co. He became Executive Vice President, Treasurer and Chief Financial Officer in 1981. He is responsible for administering all finance, accounting and treasury functions at the Company. He is a member of several professional organizations, including the American Institute of Certified Public Accountants, the Financial Managers Society and the Financial Executive Institute. Mr. Wysaske is a licensed certified public accountant in the State of Washington.

Item 2.  Properties
-------------------

The following table sets forth certain information relating to the Company's offices as of March 31, 2000.

                                         Approximate
Location                  Year Opened   Square Footage       Deposits
--------                  -----------   --------------       --------
                                                          (In millions)
Main Office:

700 N.E. Fourth Avenue       1975           25,000            $44.3
Camas, Washington(3)

Branch Offices:

1737 B Street                1963            2,200            $25.1
Washougal, Washington

225 S.W. 2nd Street          1971            1,700            $23.0
Stevenson, Washington(3)

330 E. Jewett Boulevard      1977            3,200            $21.1
White Salmon, Washington

15 N.W. 13th Avenue          1979            2,000            $20.4
Battle Ground, Washington(3)

412 South Columbus           1983            2,500            $12.0
Goldendale, Washington

11505-K N.E. Fourth Plain
 Boulevard                   1994            3,500            $14.7
Vancouver, Washington(3)
"Orchards" Office

7735 N.E. Highway 99         1994            4,800            $30.7
Vancouver, Washington(2)(3)
"Hazel Dell" Office

1011 Washington Way          1994            2,000            $14.1
Longview, Washington(2)(3)

900 Washington St.           1998            5,300            $25.1
Vancouver, Washington (1)(3)

1901-E N.E. 162nd Avenue(1)(3)
Vancouver, Washington(3)     1999            3,200             $1.9

800 N.E. Tenny Road, Suite D
Vancouver, Washington(3)     2000            3,200                -

-----------------
(1)  Leased.
(2) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(3)  Location of an automated teller machine.

The Company's main office for administration will be relocated from Camas to the downtown Vancouver address of 900 Washington Street, a 16,000 square foot leased facility, in the second quarter of the fiscal year 2001. The 900 Washington Street lease is for ten years with two five year options to renew the current lease. The Washougal branch office will be relocated to 3307 Evergreen Way, a 3,200 square foot facility, during the first quarter of the fiscal year 2001.

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2000, the net book value of the Company's office properties, furniture, fixtures and equipment was $9.1 million.

Item 3.  Legal Proceedings
--------------------------

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

At March 31, 2000, the Company had 4,902,503 shares of Common Stock issued and outstanding, 882 stockholders of record and an estimated 920 holders in nominee or "street name."

Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company are dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION- Federal Regulation of Savings Associations -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account to be established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein.

The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. Prior to that time and since October 22, 1993, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during the 2000 and 1999 fiscal years. At March 31, 2000, there were ten market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                               Cash Dividend
Fiscal Year Ended March 31, 2000               High     Low       Declared
--------------------------------               ----     ---       --------

Quarter Ended March 31, 2000                  $10.50    $8.00      $0.090
Quarter Ended December 31, 1999                12.50     9.50       0.090
Quarter Ended September 30, 1999               13.00    11.00       0.090
Quarter Ended June 30, 1999                    12.31    11.13       0.090



                                                               Cash Dividend
Fiscal Year Ended March 31, 1999               High     Low       Declared
--------------------------------               ----     ---       --------

Quarter Ended March 31, 1999                  $13.50   $11.75      $0.060
Quarter Ended December 31, 1998                13.63    11.75       0.060
Quarter Ended September 30, 1998               17.00    11.25       0.060
Quarter Ended June 30, 1998                    19.13    16.00       0.060

Item 6.   Selected Financial Data
---------------------------------

The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.
                                               At March 31,
                             ------------------------------------------------
                               2000      1999      1998     1997      1996
                               ----      ----      ----     ----      ----
                                              (In thousands)
FINANCIAL CONDITION DATA:

Total assets                 $344,680  $302,601  $273,174  $224,385  $209,506
Loans receivable, net(1)      249,034   187,177   162,628   151,774   128,169
Mortgage-backed certificates
 held to maturity, at
 amortized cost                 8,657    12,715    20,341    26,402    28,375
Mortgage-backed certificates
 available for sale, at
 fair value                    39,378    53,372    32,690     2,990     2,004
Cash and interest-bearing
 deposits                      15,786    17,207    27,482     6,951     5,585
Investment securities held to
 maturity, at amortized cost      903     4,943     8,336    20,456    29,729
Investment securities
 available for sale, at
 fair value                    12,883    13,280     9,977     3,899     3,932
Deposit accounts              232,355   200,311   179,825   169,416   158,159
FHLB advances                  60,550    42,550    29,550    27,180    26,050
Shareholders' equity           48,489    56,867    61,082    25,022    23,086

                                               At March 31,
                             ------------------------------------------------
                               2000      1999      1998     1997      1996
                               ----      ----      ----     ----      ----
                                              (In thousands)
OPERATING DATA:

Interest income               $25,438   $23,114   $20,302   $17,476   $15,996
Interest expense               11,073     9,925     9,389     8,923     8,416
                              -------   -------   -------   -------   -------
Net interest income            14,365    13,189    10,913     8,553     7,580
Provision for loan losses         675       240       180       180         -
Net interest income after     -------   -------   -------   -------   -------
 provision for loan losses     13,690    12,949    10,733     8,373     7,580
Gains from sale of loans,
 securities and real
 estate owned                     151       283       269       106       396
Non-interest income             2,746     2,591     2,211     1,768     1,619
Non-interest expenses(2)       10,832     9,055     7,218     7,204     5,607
Income before federal         -------   -------   -------   -------   -------
 income tax provision
 and extraordinary item         5,755     6,768     5,995     3,043     3,988
Provision for federal
 income taxes                   1,878     2,305     2,071     1,035     1,375
                              -------   -------   -------   -------   -------
Net income                    $ 3,877   $ 4,463   $ 3,924   $ 2,008   $ 2,613
                              =======   =======   =======   =======   =======

                                               At March 31,
                             ------------------------------------------------
                               2000      1999      1998     1997      1996
                               ----      ----      ----     ----      ----
                                              (In thousands)
OTHER DATA:
Number of:
 Real estate loans
  outstanding                   2,771     2,956     3,155     3,260     2,939
 Deposit accounts              23,653    21,639    20,395    19,300    18,318
 Full service offices              12        10         9         9         9

                                    At or For the Year Ended March 31,
                             ------------------------------------------------
                               2000      1999      1998     1997      1996
                               ----      ----      ----     ----      ----
                                              (In thousands)
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets       1.22%     1.55%     1.56%    0.92%     1.31%
Return on average equity       7.15      7.33      9.15     8.38     12.02
Dividend payout ratio(3)
 (4)(7)                       47.13     30.38     11.77    10.56      6.62
Interest rate spread           3.88      3.83      3.72     3.72      3.62
Net interest margin            4.78      4.81      4.61     4.19      4.05
Non-interest expense to
 average assets(5)             3.41      3.14      2.87     3.30      2.80
Efficiency ratio (non-
 interest expense divided
 by the sum of net
 interest income and
 non-interest income)(6)      62.75     56.37     53.89    69.09     58.44

Asset Quality Ratios:
Average interest-earning
 assets to interest-
 bearing liabilities         124.51    127.02    122.21   110.80    109.63
Allowance for loan losses
 to total loans at end of
 period                        0.50      0.54      0.53     0.50      0.47
Net charge-offs to average
 outstanding loans during
 the period                    0.21      0.04      0.02        -         -
Ratio of nonperforming
 assets to total assets        0.39      0.44      0.19     0.10      0.26

Capital Ratios:
Average equity to average
 assets                       17.05     21.08     17.02    10.98     10.87
Equity to assets at end
 of fiscal year               14.07     18.79     22.36    11.15     11.02

-----------------
(1)  Includes loans held for sale.
(2) Includes $947,000 special SAIF assessment in the year ended March 31, 1997.
(3) Prior to the consummation of the Conversion and Reorganization on September 30, 1997, all cash dividends paid by the Bank had been waived by the MHC
(4)  Excludes cash dividends waived by the MHC.
(5) Non-interest expense to average assets was 2.87% at March 31, 1997 without special SAIF assessment.
(6) Efficiency ratio was 60.0% at March 31, 1997 without special SAIF assessment.
(7)  Net income divided by dividends paid.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto and the other sections contained in this Form 10-K.

Special Note Regarding Forward-Looking Statements

Management's discussion and analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of Riverview Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

Operating Strategy

Historically the Company's business has consisted principally of attracting retail deposits from the general public and using these funds to originate mortgage loans secured by one- to- four family residences located in its primary market area. The Company has also actively originated residential and construction loans secured by properties located in its primary market area. To a lesser extent, the Company also originated consumer loans, commercial loans, commercial real estate loans, and land loans. In the fiscal year ended March 31, 2000, the Company began to implement a growth strategy to broaden the Company's products and services from traditional thrift offerings to those more closely related to community banking. That strategy included increased emphasis on commercial lending, emphasizing growth in commercial loans and related non-interest-bearing deposits and development of trust banking. Substantial expenses were incurred to provide support for this growth strategy. These expenses have been concentrated in facilities expansion and personnel hired in anticipation of growth and expanded market share.

The Company invests in U.S. Government and federal agency obligations, mortgage-backed securities, and municipal securities. The Company intends to continue to fund its assets primarily with retail deposits and through FHLB-Seattle advances.

The Company's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to home mortgage lending, consumer installment lending, commercial lending and providing quality financial services to local customers. The Company has sought to implement this strategy by: (i) emphasizing the origination of residential mortgage loans, including one- to- four family residential construction loans and pursuing growth in commercial lending; (ii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iii) operating as a mortgage banker by selling fixed rate mortgages to the secondary market on a servicing-retained basis, thereby increasing the loan servicing portfolio and income;
(iv) brokering customer loans to third-party lenders, which generates fee income; (v) reducing interest rate risk exposure by striving to match asset and liability durations and rates; (vi) improving asset quality; (vii) containing operating expenses; and (viii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Net Interest Income

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned and net gains and losses on sales of interest-earning assets. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

Year 2000

The Company was successful in its five phase approach to the year 2000 computer compliance project. The year-end transition from 1999 to 2000 has not presented any issues to date. However, monitoring of our systems will continue to ensure they continue to operate properly. Appropriate modifications will be made, if necessary. The estimated year 2000 project cost, excluding estimated personnel costs, was $108,000 which was within the original projections.

Comparison of Financial Condition at March 31, 2000 and 1999

The company's total assets were $344.7 million at March 31, 2000, compared to $302.6 million at March 31, 1999. This increase resulted primarily from the growth in the loan portfolio. The growth in the loan portfolio was funded primarily by deposit growth and an increase in FHLB advances.

Loans receivable, net, were $249.0 million at March 31, 2000, compared to $186.8 million at March 31, 1999, a 33.3% increase. Increases primarily in residential, commercial and commercial real estate loans contributed to the increase in loans receivable, net. The growth in commercial and commercial real estate loan balances reflects the increased emphasis the Company has placed on originating such loans. The Company has been able to increase the balance of outstanding commercial loans, commercial real estate loans and commitments due to the strong local economy, and the consolidation of some local competitors offering these products. The Company has also hired several experienced commercial bankers from competitors in the local market. The growth in one- to- four family residential mortgages reflects the impact of increasing interest rates and managements decision to retain mortgages in the loan portfolio. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

There were no loans held-for-sale at March 31, 2000, compared to $341,000 at March 31, 1999.

Cash and cash equivalents decreased to $15.8 million at March 31, 2000, from $17.2 million at March 31, 1999 as a result of loan growth.

Investment securities held-to-maturity were $903,000 at March 31, 2000, compared to $4.9 million at March 31, 1999. The $4.0 million decrease was a result of investment maturities.

Investment securities available-for-sale were $12.9 million at March 31, 2000, compared to $13.3 million at March 31, 1999. The $400,000 decrease was a result of investment maturities.

Mortgage-backed securities held-to-maturity were $8.7 million at March 31, 2000, compared to $12.7 million at March 31, 1999. The $4.0 million net decrease is a result of prepayments.

Mortgage-backed securities available-for-sale were $39.4 million at March 31, 2000, compared to $53.4 million at March 31, 1999. The $14.0 million net decrease is a result of prepayments.

Total deposits were $232.3 million at March 31, 2000, compared to $200.3 million at March 31, 1999. Management attributes this increase primarily to the growth in the Company's market area particularly the increase in commercial loans and to promotions of checking and money market deposit accounts. Checking deposits are a part of the relationship in servicing commercial loan customers.

FHLB advances increased to $60.6 million at March 31, 2000 from $42.6 million at March 31, 1999. The $18.0 million increase in the outstanding advances at March 31, 2000 were used to fund the growth in the loan portfolio.

Shareholders' equity decreased $8.4 million to $48.5 million at March 31, 2000 from $56.9 million at March 31, 1999 primarily as a result of common share repurchases of $9.8 million, offset by share activity in Management Recognition Development Plan ("MRDP"), Employee Stock Ownership Plan ("ESOP") and exercise of options of $876,000, and growth in retained earnings, less cash dividends of $1.8 million paid to the shareholders.

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

Net Income. Net income was $3.9 million, or $0.76 per share for the year ended March 31, 2000, compared to $4.5 million, or $0.78 per share for the year ended March 31, 1999. Earnings were lower for the year ended March 31, 2000 primarily as a result of increased non-interest expenses and higher provision for loan losses.

Net Interest Income.   Net interest income for fiscal year 2000 was $14.4
million, representing a $1.2 million, or a 8.9% increase, from fiscal year 1999. This improvement reflected a 10% increase in average earning assets (primarily increases in average loan balances due to a 19% increase for mortgage loans and 78% increase in non-mortgage loans) to $220.5 million, which more than offset a 3 basis point reduction in the net interest margin to 4.78%.

Interest Income. Interest income totaled $25.4 million and $23.1 million, for fiscal years 2000 and 1999, respectively. Average interest-bearing assets increased $28.1 million to $302.3 million for fiscal year ended 2000 from $274.2 million for fiscal year ended 1999. The yield on interest-earning assets was 8.44% for fiscal year 2000 compared to 8.43% for fiscal year ended 1999.

Interest Expense. Interest expense for the year ended March 31, 2000 totaled $11.1 million, a $1.2 million increase from $9.9 million for the year ended March 31, 1999. The increase in interest expense was the result of the 12% growth in average interest-bearing liabilities to $242.8 million at March 31, 2000 from $215.9 million at March 31, 1999. The increase was due primarily to the $15.6 million growth in the average balance of money market accounts to $37.0 million at year end March 31, 2000 compared to $21.5 million at March 31, 1999. Other interest bearing liabilities increased $11.4 million to $45.4 million at March 31, 2000 due to increased FHLB borrowings.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2000 was $675,000 compared to $240,000 for the year ended March 31, 1999. The fiscal year 2000 provision for loan losses exceeded net loan charge-offs by $216,000, resulting in an increase in the allowance for loan losses to $1.3 million. While the loan portfolio has grown substantially in fiscal year 2000 the asset quality has remained solid as demonstrated by the nonperforming asset to total assets ratio of 0.39% at March 31, 2000 and 0.44% at March 31, 1999. The $282,000 commercial loan charge-offs was composed of four commercial loans and the largest charge-off was $104,000.

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 2000 was $1.4 million, or 0.50% of period end loans compared to $1.1 million, or 0.54% of period end loans at March 31, 1999. Management considered the allowance for loan losses at March 31, 2000 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $23,000 or 1.0% for the
twelve months ended March 31, 2000 compared to the same period in 1999. For the twelve months ended March 31, 2000, fees and service charges increased $125,000 when compared to the same period for the prior year. The $125,000 increase in service charges reflects the growth in checking service charges and trust fee income that was partially offset by the reduction in mortgage broker loan fees caused by the reduction in residential mortgage refinance activity. Mortgage broker fees (included in fees and service charges) totaled $448,000 for the year ended March 31, 2000 compared to $944,000 for the previous year. Mortgage broker commission compensation expense was $499,000 for the fiscal year ended March 31, 2000 compared to $740,000 for the fiscal year ended March 31, 1999. Decreases in mortgage broker fees and commission compensation expense are a result of the decrease in brokered loan production from $141.1 million in 1999 to $107.1 million in 2000 reflecting the higher interest rate environment. Gains on sale of loans held for resale decreased $222,000 for the twelve months ended March 31, 2000 compared to the same period in the prior year reflecting management's decision to retain the majority of the originated residential one- to four- loan mortgage loans in the loan portfolio.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 19.6% to $10.8 million for fiscal year 2000 compared to $9.1 million for fiscal year 1999. The principal component of the Company's non-interest expense was salaries and employee benefits. For the year ended March 31, 2000, salaries and employee benefits, which includes mortgage broker commission compensation, was $5.8 million, or a 16% increase over the prior year total of $5.0 million. As mentioned previously, commission compensation expense was $499,000 for the fiscal year ended March 31, 2000 compared to $740,000 for the fiscal year ended March 31, 1999. Full-time equivalent employees have increased to 132 at March 31, 2000 from 111 at March 31, 1999. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense reflect the Company's expansion in branches and continuing investment in computer technology.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see Item 1. Business Properties), and the related acquisition of $42 million in customer deposits created a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ($1.3 million at March 31, 2000) is being amortized over the remaining life of the underlying customer relationships; currently estimated at four years. The amortization cost of the CDI was $327,000 for both fiscal years 2000 and 1999.

Provision for Federal Income Taxes. Provision for federal income taxes was $1.9 million for the year ended March 31, 2000 compared to $2.3 million for the year ended March 31, 1999 as a result of higher income before taxes. The effective tax rate for fiscal year 2000 was 32.6% compared to 34.1% for fiscal 1999. Reference is made to Note 10 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

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

Interest Income. Interest income totaled $23.1 million and $20.3 million, for fiscal years 1999 and 1998, respectively. Average interest-earning assets increased 15.8% to $274.2 million for the year ended March 31, 1999, compared to $236.8 million for the year ended March 31, 1998, and the yield on all interest-earning assets was 8.43% for fiscal year 1999 compared to 8.57% for fiscal year 1998.

Interest Expense. Interest expense for the year ended March 31, 1999 totaled $9.9 million, a $500,000, or 5.7% increase from $9.4 million the prior year. The increase was primarily a result of an increase in the average balances of certificate of deposits from $105.4 million to $116.2 million for the 1998 and 1999 fiscal years, respectively, as a result of deposit growth. The average cost on other interest-bearing liabilities (primarily FHLB advances) was 5.35% in fiscal 1999 compared to 6.29% in fiscal 1998 as a result of the renewal of maturing and borrowing of new FHLB advances at lower interest rates. The average balance of other interest-bearing liabilities for the year ended March 31, 1999 was $34.0 million compared to $31.0 million for the year ended March 31, 1998. The effect was to produce interest expense of $1.8 million for other interest-bearing liabilities for the year ended March 31, 1999, compared to $2.0 million for the year ended March 31, 1998.

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

Non-Interest Income.    The Company's principal sources of non-interest income
include loan fees, deposit service charges, and net gains on the sale of securities and loans available for sale. Non-interest income including gains on sales of assets for fiscal years 1999 and 1998 was $2.9 million and $2.5 million, respectively. Mortgage broker fees (included in fees and service charges) totaled $944,000 for the year ended March 31, 1999 compared to $746,000 for the previous year and related commission compensation expense was $740,000 for the fiscal year ended March 31, 1999 compared to $624,000 for the fiscal year ended March 31, 1998, both as a result of an increase in brokered loan production from $89.2 million in 1998 to $141.1 million in 1999. For the fiscal year ended March 31, 1999, gains on sale of loans and investments totaled $283,000 compared to $269,000 of gains recorded in 1998. The total loans-serviced-for-others portfolio was $84.6 million at March 31, 1999 and generated $116,000 of servicing fees for fiscal 1999, versus $249,000 for fiscal 1998. The reduction in servicing fees was due to loan prepayments. The purchased and originated mortgage servicing rights assets were $263,000 and $335,000, respectively, at March 31, 1999, and were being amortized over the life of the underlying loan servicing.

Non-Interest Expense.   Non-interest expense increased $1.8 million, or 25.5%
to $9.1 million for fiscal year 1999 compared to $7.2 million for fiscal year 1998. The principal component of the Company's non-interest expense was salaries and employee benefits. For the year ended March 31, 1999, salaries and employee benefits, which includes mortgage broker commission compensation, was $5.0 million, or a $1.0 million increase over the prior year total of $4.0 million. As mentioned previously, commission compensation expense was $740,000 for the fiscal year ended March 31, 1999 compared to $624,000 for the fiscal year ended March 31, 1998. Full-time equivalent employees have increased to 111 at March 31, 1999 from 92 at March 31, 1998. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense.

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


                                                        Year Ended March 31,
                    -------------------------------------------------------------------------------------
                                  2000                         1999                         1998
                    ---------------------------- ---------------------------  ---------------------------
                              Interest                     Interest                     Interest
                    Average      and     Yield/  Average      and     Yield/  Average      and     Yield/
                    Balance   Dividends  Cost    Balance   Dividends  Cost    Balance   Dividends  Cost
                    -------   ---------  ----    -------   ---------  ----    -------   ---------  ----
                                                     (Dollars in thousands)
Interest-earning
 assets:
 Mortgage loans     $184,343   $16,889   9.16%   $154,450   $15,117   9.79%   $142,463   $13,596   9.54%
 Non-mortgage loans   36,116     3,541   9.80      20,288     1,998   9.85      16,909     1,642   9.71
                    --------   -------   ----    --------   -------   ----    --------   -------   ----
   Total net loans   220,459    20,430   9.27     174,738    17,115   9.79     159,372    15,238   9.56
Mortgage-backed
 securities           56,735     3,585   6.32      61,041     3,755   6.15      43,880     3,010   6.86
Investment
 securities           16,168       971   6.01      20,031     1,215   6.07      19,077     1,221   6.40
Daily interest-
 bearing assets        6,217       312   5.02      16,131       838   5.19      12,622       687   5.44
Other earning
 assets                2,715       219   8.07       2,275       191   8.40       1,865       146   7.83
                    --------   -------   ----    --------   -------   ----    --------   -------   ----
 Total interest-
  earning assets     302,294    25,517   8.44     274,216    23,114   8.43     236,816    20,302   8.57

Non-interest-earning
 assets:
 Office properties
  and equipment, net   7,277                        5,412                        4,748
 Real estate, net        471                          471                          471
 Other non-interest-
  earning assets       7,968                        8,488                        9,872
                    --------                     --------                     --------
 Total assets       $318,010                     $288,587                     $251,907
                    ========                     ========                     ========

Interest-earning
 liabilities:
 Regular savings
  accounts          $ 20,654       569   2.75    $ 20,374       560   2.75    $ 20,097       553   2.75
 NOW accounts         21,757       303   1.39      23,875       309   1.29      19,480       287   1.47
 Money market
  accounts            37,029     1,588   4.29      21,470       790   3.68      17,784       649   3.65
 Certificates of
  deposit            117,948     6,131   5.20     116,165     6,445   5.55     105,382     5,949   5.65
                    --------   -------   ----    --------   -------   ----    --------   -------   ----
  Total deposits     197,388     8,591   4.35     181,884     8,104   4.46     162,743     7,438   4.57
 Other interest-
  bearing
  liabilities         45,406     2,483   5.47      34,008     1,821   5.35      31,039     1,951   6.29
                    --------   -------   ----    --------   -------   ----    --------   -------   ----
  Total interest-
   bearing
   liabilities       242,794    11,074   4.56     215,892     9,925   4.60     193,782     9,389   4.85

Non-interest-
 bearing liabilities:
 Non-interest-
  bearing deposits    19,982                        9,636                       12,466
 Other liabilities     1,004                        2,212                        2,776
                    --------                     --------                     --------
  Total liabilities  263,780                      227,740                      209,024
 Shareholders'
  equity              54,230                       60,847                       42,883
                    --------                     --------                     --------
Total liabilities
 and shareholders'
 equity             $318,010                     $288,587                     $251,907
                    ========                     ========                     ========

Net interest income            $14,443                      $13,189                      $10,913
                               =======                      =======                      =======
Interest rate spread                     3.88%                        3.83%                        3.72%
                                         ====                         ====                         ====
Net interest margin                      4.78%                        4.81%                        4.61%
                                         ====                         ====                         ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                           124.51%                      127.02%                      122.21%
                                       ======                       ======                       ======

                                                        48

Yields Earned and Rates Paid

The following table sets forth for the periods and at the date indicated and the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                      Year Ended March 31,
                                      At March 31,  -----------------------
                                         2000       2000      1999     1998
                                         ----       ----      ----     ----
Weighted average yield earned on:
 Total net loans(1).................     8.34%      8.59%     8.74%    8.58%


Weighted average yield earned on:
 Total net loans(1)                      8.58%      8.54      8.59%    8.74%
 Mortgage-backed securities              6.33       6.32      6.15     6.86
 Investment securities                   6.36       6.01      6.07     6.40
 All interest-earning assets             8.10       7.90      7.66     8.02

Weighted average rate paid on:
 Deposits                                4.10       4.35      4.46     4.57
 FHLB advances and other borrowings      6.24       5.47      5.35     6.29
 All interest-bearing liabilities        4.55       4.56      4.60     4.85

Interest rate spread (spread between
 weighted average rate on all
 interest-earning assets and all
 interest-bearing liabilities)(1)        3.56       3.34      3.06     3.17

Net interest margin (net interest
 income (expense) as a percentage
 of average interest-earning
 assets)(1)                              3.68       4.24      4.04     4.06

----------------
(1) Weighted average yield on total net loans at March 31, 2000, excludes deferred loan fees.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
(i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).


                                     Year Ended March 31,
                    ----------------------------------------------------------
                            2000 vs. 1999               1999 vs. 1998
                    ------------------------------ ---------------------------
                     Increase (Decrease)           Increase (Decrease)
                            Due to        Total         Due to        Total
                    --------------------  Increase  ----------------- Increase
                                  Rate/   (De-                  Rate/ (De-
                    Volume  Rate  Volume  crease)  Volume  Rate Volume crease)
                    ------  ----  ------  -------  ------  ---- ------ -------
                                           (In Thousands)
Interest Income:
 Mortgage loans     $2,926  $(967) $(187) $1,772  $1,144 $ 348  $ 29   $1,521
 Non-mortgage loans  1,559     (9)    (7)  1,543     328    23     5      356
 Mortgage-backed
  securities          (265)   102     (7)   (170)  1,177  (311)  (121)    745
 Investment
  securities          (234)   (12)     2    (244)     61   (64)    (3)     (6)
 Daily interest-
  bearing             (515)   (28)    17    (526)    191   (31)    (9)    151
 Other earning
  assets                37     (7)    (1)     29      32    11      2      45
   Total interest-  ------  -----  -----  ------  ------  ----   ----   -----
    earning assets   3,508   (921)  (183)  2,404   2,933   (24)   (97)  2,812
                    ------  -----  -----  ------  ------  ----   ----   -----
Interest Expense:
 Regular savings
  accounts               8      1      -       9       8    (1)     -       7
 NOW accounts          (27)    23     (2)     (6)     65   (35)    (8)     22
 Money market
  accounts             573    131     95     799     135     5      1     141
 Certificates of
  deposit               99   (407)    (7)   (315)    609  (102)   (11)    496
 Other interest-
  bearing
  liabilities          610     39     13     662     187  (289)   (28)   (130)
                    ------  -----  -----  ------  ------  ----   ----   -----
  Total interest-
   bearing
   liabilities       1,263   (213)    99   1,149   1,004  (422)   (46)    536
                    ------  -----  -----  ------  ------  ----   ----   -----
Net increase
 (decrease) in
 interest income    $2,245  $(708) $(282) $1,255  $1,929  $398  $ (51) $2,276
                    ======  =====  =====  ======  ======  ====  =====  ======

Asset and Liability Management

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. However, the Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans or purchase of adjustable rate mortgage-backed securities for its portfolio; growing commercial, consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Company has experienced growth in assets, deposits, and FHLB advances.

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 2000, ARM loans and adjustable rate mortgage-backed securities constituted $68.6 million, or 25.8%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $82.4 million at March 31, 2000, including $24.7 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $84.5 million and produced service fees of $189,000 for the year ended March 31, 2000. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Commercial loans are adjustable interest rate loans. At March 31, 2000, the construction, commercial and consumer loan portfolios amounted to $57.6 million, $16.0 million and $17.2 million, or 21.1%, 5.9% and 6.3% of total loans receivable, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2000, the combined portfolio of $61.1 million, excluding equity securities, had an average term to repricing or maturity of 10.4 years. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 1999.

                                      At December 31, 1999
                  ------------------------------------------------------------
                                                      Net Portfolio Value as a
                         Net Portfolio Value             Percent of Present
                  ----------------------------------      Value of Assets
Change            Dollar        Dollar       Percent  ------------------------
In Rates          Amount        Change       Change     NPV Ratio     Change
--------          ------        ------       ------     ---------     ------
                             (Dollars in thousands)

  300  bp        $40,187      $(17,971)      (31)%       13.00%      (460) bp
  200  bp         45,428       (12,730)      (22)        14.40       (320) bp
  100  bp         50,933        (7,226)      (12)        15.81       (179) bp
    0  bp         58,159             -         -         17.60          -  bp
 (100) bp         60,483         2,324         4         18.11         51  bp
 (200) bp         62,969         4,810         8         18.65        105  bp
 (300) bp         65,108         6,949        12         19.10        150  bp

The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1999 would reduce the Company's NPV by approximately $12.7 million, or 22%, at that date. At December 31, 1998 an instantaneous 200 basis point increase in market interest rates would have reduced the Company's NPV by approximately $7.3 million, or 13%, at that date. The $5.4 million increase in the reduction of NPV to $12.7 million at December 31, 1999 is the result of several factors. The primary factors for fiscal year 2000 are the impact of the increased FHLB borrowings that reprice within one year and the smaller percentage of the total loans receivable that reprice within one year. In fiscal year 2000, the refinancing activity of one- to- four residential mortgage loans from adjustable rate loans to fixed rate loans increased the balance of fixed rate mortgages. This increase more than offset the increase in the adjustable rate commercial loans receivable balance for this time period.

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

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $14.3 million, or 4.2% of total assets. At March 31, 2000, the Company also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $119.0 million, under which $60.6 million was outstanding. The Company intends to extend the terms of these advances.

OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 2000 was 23.1%.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. The Company's primary investing activity is the origination of one- to- four family mortgage loans. During the years ended March 31, 2000, 1999 and 1998, the Company originated $88.6 million, $112.6 million and $79.1 million of such loans, respectively. At March 31, 2000, the Company had outstanding mortgage loan commitments of $3.8 million and undisbursed balance of mortgage loans closed of $18.9 million. Consumer loan commitments totaled $2.1 million and unused lines of consumer credit totaled $7.3 million at March 31, 2000. Commercial and commercial real estate loan commitments totaled $3.1 million and unused lines of commercial and commercial real estate credit totaled $13.9 million at March 31, 2000.
The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2000 totaled $94.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2000, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 12.3%, 12.3% and 19.9%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

Recently Issued Accounting Pronouncements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement becomes effective for fiscal year 2001, and should not be applied retroactively to financial statements of prior periods. The adoption of provisions of SFAS No. 133 is not expected to have a material impact on the financial statements of the Company.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Loan Portfolio Analysis," "Lending Activities -- Investment Activities" and "-- Deposit Activities and Other Sources of Funds and -- Lending Activities -- Certificates of Deposit by Rates and Maturities" contained herein.

Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and the selling of fixed-rate one- to- four family mortgage loans. In addition, the Company maintains an investment portfolio of U.S. Government and agency securities with contractual maturities of between zero and two years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to four years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2000. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                              One    After    After
                      Within  Year   3 Years  5 Year  Beyond
             Average  One     to 3   to 5     to 10   10               Fair
              Rate    Year    Years  Years    Years   Years   Total    Value
              ----    ----    -----  -----    -----   -----   -----    -----
                                (Dollars in thousands)
Interest-
 Sensitive
 Assets:
Loans
 receivable  8.58% $126,771 $10,904 $32,049 $55,563 $47,345 $272,632 $269,150
Mortgage-
 backed
 securities  6.33    20,791       7   5,711   1,753  19,773   48,035   47,973
Investments
 and other
 interest-
 earning
 assets      6.36         -   2,950       -   4,221   6,615   13,786   13,737
FHLB stock   7.07       615   1,230   1,229       -       -    3,074    3,074

Interest-
 Sensitive
 Liabilities:
NOW
 accounts    1.50     4,195   8,390   8,391       -       -   20,976   20,976
Non-interest
 checking
 accounts       -     4,948   9,896   9,897       -       -   24,741   24,741
Savings
 accounts    2.75     3,968   7,936   7,936       -       -   19,840   19,840
Money
 market      4.69     8,924  17,848  17,848       -       -   44,620   44,620
Certificate
 accounts    5.41    94,269  22,381   4,881     647       -  122,178  121,788
FHLB
 advances    6.24    60,550       -       -       -       -   60,550   60,570

Off-Balance
 Sheet Items:
Commitments
 to extend
 Credit         -     9,028       -       -      -        -    9,028    9,028
Unused lines
 of credit      -   40,131        -       -       -       -    40,131  40,131

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2000, 1999, 1998 and Independent Auditors' Report


TABLE OF CONTENTS
------------------------------------------------------------------------------
                                                                        Page

Independent Auditors' Report                                             57

Consolidated Balance Sheets as of March 31, 2000 and 1999                58

Consolidated Statements of Income for the Years Ended March 31, 2000,
   1999 and 1998                                                         59
Consolidated Statements of Shareholders' Equity for the Years Ended
   March 31, 2000, 1999 and 1998                                         60

Consolidated Statements of Cash Flows for the Years Ended March 31,
   2000, 1999 and 1998                                                   61

Notes to Consolidated Financial Statements                             62-78

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Riverview Bancorp, Inc. and Subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Portland, Oregon
May 12, 2000

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999

(In thousands, except share data)                      2000        1999
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $5,378
 and $11,612)                                         $  15,786    $  17,207
Loans held for sale                                           -          341
Investment securities held to maturity, at amortized
 cost(fair value of $854 and $4,980)                        903        4,943
Investment securities available for sale, at fair
 value(amortized cost of $14,421 and $13,751)            12,883       13,280
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $8,595 and $12,939)        8,657       12,715
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $40,974 and $53,808)      39,378       53,372
Loans receivable (net of allowance for loan losses
 of $1,362 and $1,146)                                  249,034      186,836
Real estate owned                                            65           30
Prepaid expenses and other assets                           875          895
Accrued interest receivable                               1,881        1,543
Federal Home Loan Bank stock, at cost                     3,074        2,614
Premises and equipment, net                               9,088        6,185
Land held for development                                   471          471
Deferred income taxes, net                                1,236          493
Core deposit intangible, net                              1,349        1,676
                                                      ---------    ---------
TOTAL ASSETS                                          $ 344,680    $ 302,601
                                                      =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                      $ 232,355    $ 200,311
Accrued expenses and other liabilities                    3,147        2,834
Advance payments by borrowers for taxes and
 insurance                                                  139           39
Federal Home Loan Bank advances                          60,550       42,550
                                                      ---------    ---------
Total liabilities                                       296,191      245,734
COMMITMENTS AND CONTINGENCIES (NOTE 16)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                     -            -
Common stock, $.01 par value; 50,000,000
 authorized,
 2000 - 4,902,503 issued, 4,521,209 outstanding;
 1999 - 5,780,824 issued, 5,346,322 outstanding              49           58
Additional paid-in capital                               38,457       48,120
Retained earnings                                        15,652       13,602
Unearned shares issued to employee stock ownership
 trust                                                   (2,422)      (2,743)
Unearned shares held by the management recognition
 and development plan                                    (1,178)      (1,571)
Accumulated other comprehensive loss                     (2,069)        (599)
                                                      ---------    ---------
     Total shareholders' equity                          48,489       56,867
                                                      ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 344,680    $ 302,601
                                                      =========    =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

(In thousands, except share data)            2000         1999       1998
------------------------------------------------------------------------------

INTEREST INCOME:
Interest and fees on loans receivable     $  20,430    $  17,115  $  15,238
Interest on investment securities               893        1,215      1,221
Interest on mortgage-backed securities        3,585        3,755      3,010
Other interest and dividends                    530        1,029        833
Total interest income                        25,438       23,114     20,302
                                          ---------    ---------  ---------
INTEREST EXPENSE:
Interest on deposits                          8,590        8,104      7,438
Interest on borrowings                        2,483        1,821      1,951
                                          ---------    ---------  ---------
Total interest expense                       11,073        9,925      9,389
                                          ---------    ---------  ---------
Net interest income                          14,365       13,189     10,913
Less provision for loan losses                  675          240        180
                                          ---------    ---------  ---------
Net interest income after
provision for loan losses                    13,690       12,949     10,733
                                          ---------    ---------  ---------
NON-INTEREST INCOME:
Fees and service charges                      2,505        2,380      1,845
Gain on sale of loans held for sale              24          246         80
Gain on sale of securities                        -           37        189
Gain on sale of other real estate owned         127            1          -
Loan servicing income                           128          116        249
Other                                           113           94        117
                                          ---------    ---------  ---------
Total non-interest income                     2,897        2,874      2,480
                                          ---------    ---------  ---------
NON-INTEREST EXPENSE:
Salaries and employee benefits                5,761        5,029      4,023
Occupancy and depreciation                    1,362        1,117      1,021
Data Processing                                 781          581        318
Amortization of core deposit intangible         327          327        327
Marketing expense                               579          336        248
FDIC insurance premium                           99          109        114
Other                                         1,923        1,556      1,167
                                          ---------    ---------  ---------
Total non-interest expense                   10,832        9,055      7,218
                                          ---------    ---------  ---------
INCOME BEFORE FEDERAL INCOME TAXES            5,755        6,768      5,995

PROVISION FOR FEDERAL INCOME  TAXES           1,878        2,305      2,071
                                          ---------    ---------  ---------
NET INCOME                                $   3,877    $   4,463  $   3,924
                                          =========    =========  =========
Earnings per common share:
Basic                                         $0.76        $0.78      $0.66
Diluted                                        0.74         0.76       0.65

Weighted average number of shares
 outstanding:
Basic                                     5,108,725    5,705,697  5,918,973
Diluted                                   5,205,977    5,837,000  6,060,314

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                          Accumu-
                                                                 Unearned                  lated
                                                                   Shares                   Other
                                           Addi-                Issued to     Unearned    Compre-
(In thousands          Common Stock        tional                Employee       Shares    hensive
 except share         ----------------     Paid-In   Retained   Ownership    Issued to     Income
 data)                Shares    Amount     Capital   Earnings       Trust         MRDP     (Loss)    Total
------------------------------------------------------------------------------------------------------------
Balance April 1,
 1997               6,043,656  $ 2,416    $16,043   $  7,033    $  (386)   $      -    $ (84)    $25,022
Retirement of
 Mutual Holding
 Company Stock     (3,570,270)  (1,408)     1,494          -          -           -        -          86
Issuance and
 exchange of
 common stock
 as a result
 of conversion/
 reorganization     3,570,750     (948)    35,586          -          -           -        -      34,638
Retirement of
 fractional shares       (230)       -          -          -          -           -        -           -
Cash Dividends              -        -          -       (462)         -           -        -        (462)
Shares acquired
 by ESOT             (285,660)       -          -          -     (2,856)          -        -      (2,856)
Exercise of stock
 options               26,578        2         88          -          -           -        -          90
Earned ESOP share      24,632        -        188          -        249           -        -         437
                    ----------   ------    -------   --------    -------     --------  -------     -------
                    5,809,456       62     53,399      6,571     (2,993)          -      (84)     56,955
Comprehensive
 income:
 Net income                 -        -          -      3,924          -           -        -       3,924
 Other comprehen-
  sive income:
  Net unrealized
   holding loss on
   securities of
   $328 (net of
   $169 tax bene-
   fit) less re-
   classification
   adjustment for
   net gains included
   in net income of
   $125 (net of $64
   tax expense)             -        -          -          -          -           -      203         203
                                                                                                 -------
Total comprehen-
 sive income                -        -          -          -          -           -        -       4,127
                    ----------   ------    -------   --------    -------     --------  -------     -------

Balance, March 31,
 1998                5,809,456      62     53,399     10,495     (2,993)          -      119      61,082
 Cash dividends              -       -          -     (1,356)         -           -               (1,356)
 Exercise of stock
  options               39,777       -        141          -          -           -        -         141
 Stock repurchased
  and retired        (413,279)      (4)    (5,457)         -          -           -        -      (5,461)
 Earned ESOP shares    24,632        -         52          -        250           -        -         302
 Shares acquired by
  MRDP               (142,830)       -        (15)         -          -      (1,964)       -      (1,979)
 Earned MRDP shares    28,566        -          -          -          -         393        -         393
                    ----------   ------    -------   --------    -------     --------  -------     -------
                    5,346,322       58     48,120      9,139     (2,743)     (1,571)     119      53,122
Comprehensive
 income:
  Net income                -        -          -      4,463          -           -        -       4,463
  Other comprehen-
   sive loss:
     Unrealized
     holding loss
     on securities
     of $694 (net
     of $357 tax
     benefit) less
     reclassification
     adjustment for
     gains included
     in net income
     of $24 (net of
     $13 tax expense)        -       -          -          -          -           -     (718)       (718)

                                                                                              -------
  Total comprehensive
   income                    -       -          -          -          -           -        -       3,745
                    ----------   ------    -------   --------    -------     --------  -------     -------
Balance March 31,
 1999               5,346,322       58     48,120     13,602     (2,743)     (1,571)    (599)     56,867
Cash dividends              -        -          -     (1,827)         -           -        -      (1,827)
Exercise of stock
 options               34,096        -        137          -          -           -        -         137
Stock repurchase and
 retired             (912,404)      (9)    (9,825)         -          -           -        -      (9,834)
Earned ESOP shares     24,629        -         25          -        321           -        -         346
Earned MRDP shares     28,566        -          -          -          -         393        -         393
                    ----------   ------    -------   --------    -------     --------    -----     -------
                    4,521,209       49     38,457     11,775     (2,422)     (1,178)    (599)     46,082
Comprehensive income:
  Net income                -        -          -      3,877          -           -        -       3,877
  Other comprehensive
   loss:
   Unrealized holding
    loss on securi-
    ties of $1,454
    (net of $749 tax
    benefit) less
    reclassification
    adjustment for
    net gains included
    in net income of
    $16 (net of $8
    tax expense)            -        -          -          -          -           -   (1,470)     (1,470)
                                                                                                  ------
Total comprehensive
 income                     -        -          -          -          -           -        -       2,407
                    ----------   ------    -------   --------    -------     --------  -------     -------
Balance March 31,
 2000               4,521,209   $   49    $38,457   $ 15,652    $(2,422)   $ (1,178) $(2,069)    $48,489
                    =========   ======    =======   ========    =======    ========  =======     =======

See notes to consolidated financial statements

                                                        60

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

(In thousands)                               2000         1999       1998
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $   3,877    $   4,463  $    3,924
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                 1,289        1,196         854
Provision for losses on loans                   675          240         180
Provision for deferred income taxes, net         15         (266)          -
Noncash expense related to ESOP                 268          302         437
Noncash expense related to MRDP                 393          589           -
Increase in deferred loan origination
 fees, net of amortization                      585          430         372
Federal Home Loan Bank stock dividend          (192)        (173)       (146)
Net gain on sale of real estate owned,
 mortgage-backed securities, and
 investment securities and premises
 and equipment                                  (30)         (37)       (189)
Changes in assets and liabilities:
Decrease (increase) in loans held for sale      341        1,089      (1,350)
(Increase) decrease in prepaid
 expenses and other assets                      (59)         (13)        259
Decrease (increase) in accrued interest
 receivable                                    (338)          53        (148)
Increase (decrease) in accrued expenses
 and other liabilities                          440          115         (34)
                                          ---------    ---------   ---------
Net cash provided by operating activities     7,264        7,988       4,159
                                          ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations                          (156,832)    (158,651)   (105,327)
Principal repayments on loans                88,179      106,036      88,263
Loans sold                                    4,224       25,809       7,007
Proceeds from call, maturity, or sale
 of investment securities available
 for sale                                     1,000       19,057      10,003
Purchase of investment securities
 available for sale                          (1,673)     (21,452)    (15,974)
Purchase of equity securities                     -       (1,356)     (1,014)
Proceeds from sale of equity securities           -            -       1,165
Purchase of mortgage-backed securities
 available for sale                               -      (33,377)    (34,176)
Proceeds from sale of mortgage-backed
 securities available for sale                    -            -       2,280
Principal repayments on mortgage-backed
 securities held to maturity                  4,123        7,721       6,218
Principal repayments on mortgage-backed
 securities available for sale               12,690       11,795       2,421
Principal repayments on investment
 securities held to maturity                     40            -           -
Purchase of investment securities
 held to maturity                                 -         (982)          -
Proceeds from call or maturity of
 investment securities held to maturity       4,000        4,368      12,033
Purchase of premises and equipment           (3,724)      (2,058)       (755)
Purchase of Federal Home Loan Bank stock       (268)        (475)        (64)
Proceeds from sale of real estate owned,
 premises and equipment                         936          404         135
                                          ---------    ---------   ---------
Net cash used in investing activities       (47,305)     (43,161)    (27,785)
                                          ---------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts             32,044       20,486      10,409
Dividends paid                               (1,827)      (1,244)       (304)
Proceeds from issuance of common stock,
 net of related costs                             -            -      34,724
Stock purchased for ESOP                          -            -      (2,856)
Repurchase of common stock                   (9,834)      (5,461)          -
Stock acquired for MRDP                           -       (1,979)          -
Proceeds from Federal Home Loan Bank
 advances                                   220,864       30,000      35,800
Repayment of Federal Home Loan Bank
 advances                                  (202,864)     (17,000)    (33,430)
Net increase (decrease) in advance
 payments by borrowers                          100          (45)        (39)
Repayment of other borrowed funds                 -            -        (237)
Proceeds from exercise of stock options         137          141          90
Net cash provided by financing            ---------    ---------   ---------
 activities                                  38,620       24,898      44,157
                                          ---------    ---------   ---------
NET (DECREASE) INCREASE IN CASH              (1,421)     (10,275)     20,531
CASH, BEGINNING OF YEAR                      17,207       27,482       6,951
                                          ---------    ---------   ---------
CASH, END OF YEAR                         $  15,786    $  17,207   $  27,482
                                          =========    =========   =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest                                  $  10,952    $   9,841   $   9,424
Income taxes                                  1,815        2,774       2,003

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned    $     971    $     498   $      10
Dividends declared and accrued in other
 liabilities                                    415          327         215
Fair value adjustment to securities
 available for sale                          (2,227)      (1,088)        306
Income tax effect related to fair
 value adjustment                               757          370        (103)

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

Nature of Operations - The Bank is a twelve branch community-oriented financial institution operating in rural and suburban communities in southwest Washington state. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, other consumer and commercial loans, investment securities, and mortgage-backed securities.

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

Securities-In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investment securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities not classified as trading securities, or as held to maturity securities, are classified as securities available for sale. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

Trading Account Securities Activity - Under the terms of the Company's investment policy, the Company is authorized to purchase and sell U.S. Treasury and government agency securities with maturity dates not to exceed ten years. The policy limits such investments to 5% of total Company assets. Securities in the Company's trading portfolio are carried at fair value. There was no trading activity during the years ended March 31, 2000, 1999, and 1998.

Real Estate Owned ("REO") - REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, properties are evaluated and for any additional declines in value the Company writes down the REO directly and charges operations for the diminution in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property.

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

   Buildings and improvements                        3 to 60 years
   Furniture and equipment                           3 to 20 years
   Leasehold Improvements                                 25 years

Loans Held for Sale - Under the terms of the Company's investment policy, the Company is authorized to sell certain loans when such sales result in higher net yields. Accordingly, such loans are classified as held for sale in the accompanying consolidated financial statements and are carried at the lower of aggregate cost or net realizable value.

Mortgage Servicing - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.
The Company records its mortgage servicing rights at fair values in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The Company is amortizing the mortgage servicing assets, which totaled $319,000 and $335,000 at March 31, 2000 and 1999, respectively, over the period of estimated net servicing income.

Core Deposit Intangible - The deposit base premium of $3.2 million is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to non-interest expense on a straight-line basis over ten years.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes and eliminates, on a prospective basis, the exemption from deferred income taxes of thrift bad debt reserves. The Company files a consolidated federal income tax return.

Land Held for Development - Land held for development, which is carried at the lower of cost or net realizable value, consists of a parcel of land which the Company intends to develop either for Company operation or for ultimate sale.

Employee Stock Ownership Plan - The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest by the Company. Stock dividends on unallocated shares are recorded as an increase to the unearned shares issued to the employee stock ownership trust contra-equity account and distributed to participants over the remaining life of the ESOP.

Earnings Per Share   The Company accounts for earnings per share in accordance
with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure include dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented.

Cash - Includes amounts on hand, due from banks, and interest-earning deposits in other banks with original maturities of 90 days or less.

Stock-Based Compensation   Effective April 1, 1996, the Company adopted SFAS
No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the expected life the fair value of all stock-based awards on the date of grant. Alternatively, entities may continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company elected to continue the accounting methods prescribed by APB Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

Reclassification   Certain 1999 and 1998 amounts have been reclassified in
order to conform to the 2000 presentation.

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement becomes effective for fiscal year 2001, and will not be applied retroactively to financial statements of prior periods. The adoption of provisions of SFAS No. 133 is not expected to have a material impact on the financial statements of the Company.

2.   INTEREST RATE RISK MANAGEMENT

The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") borrowings and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2000 and 1999, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and borrowings from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and in its opinion actively monitors such risk and manages it to the extent practicable.

3.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 2000               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Municipal securities    $     903    $        -    $      (49)    $     854
                        ---------    ----------    ----------     ---------
                        $     903    $        -    $      (49)    $     854
                        =========    ==========    ==========     =========

March 31, 1999

Agency securities       $   4,000    $       13    $        -     $   4,013
Municipal securities          943            24             -           967
                        ---------    ----------    ----------     ---------
                        $   4,943    $       37    $        -     $   4,980
                        =========    ==========    ==========     =========

The contractual maturities of securities held to maturity are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 2000                                         Cost       Fair Value
                                                  ---------       ----------

Due after ten years                               $     903       $      854
                                                  ---------       ----------
                                                  $     903       $      854
                                                  =========       ==========


There were no sales of investment securities classified as held to maturity during the years ended March 31, 2000, 1999 and 1998.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 2000               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Agency securities       $  10,489    $        -    $     (780)    $   9,709
Equity securities           1,356             -          (617)          739
School district bonds       2,576             -          (141)        2,435
                        ---------    ----------    ----------     ---------
                        $  14,421    $        -    $   (1,538)    $  12,883
                        =========    ==========    ==========     =========
March 31, 1999

Agency securities       $  11,489    $       13    $      (62)    $  11,440
Equity securities           1,356             -          (422)          934
School district bonds         906             -             -           906
                        ---------    ----------    ----------     ---------
                        $  13,751    $       13    $     (484)    $  13,280
                        =========    ==========    ==========     =========

The contractual maturities of securities available for sale are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 2000                                         Cost       Fair Value
                                                  ---------       ----------

Due after one year through five years             $   3,000       $    2,950
Due after five years through ten years                4,459            4,221
Due after ten years                                   6,962            5,712
                                                  ---------       ----------
                                                 $   14,421       $   12,883
                                                  =========       ==========

4.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 2000               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Real estate mortgage
 investment conduits    $   1,985    $        2    $      (14)    $   1,973
FHLMC mortgage-
 backed securities          2,377            20           (46)        2,351
FNMA mortgage-
 backed securities          4,295            28           (52)        4,271
                        ---------    ----------    ----------     ---------
                        $   8,657    $       50    $     (112)    $   8.595
                        =========    ==========    ==========     =========

March 31, 1999

Real estate mortgage
 investment conduits    $   3,162    $      100    $        -     $   3,262
FHLMC mortgage-
 backed securities          3,370            33            (5)        3,398
FNMA mortgage-
 backed securities          6,183            97            (1)        6,279
                        ---------    ----------    ----------     ---------
                        $  12,715    $      230    $       (6)    $  12,939
                        =========    ==========    ==========     =========

Mortgage-backed securities held to maturity with an amortized cost of $322,000 and $386,000 and a fair value of $314,000 and $388,000 at March 31, 2000 and 1999, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits consist of FHLMC and Federal National Mortgage Association ("FNMA") securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):


                                                  Amortized        Estimated
March 31, 2000                                         Cost       Fair Value
                                                  ---------       ----------

Due after one year through five years             $   3,832 $          3,758
Due after five years through ten years                  491              482
Due after ten years                                   4,334            4,355
                                                  ---------       ----------
                                                  $   8,657       $    8,595
                                                  =========       ==========

There were no sales of mortgage-backed securities held to maturity during the years ended March 31, 2000, 1999 and 1998.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                          Gross         Gross     Estimated
                        Amortized    Unrealized    Unrealized          Fair
March 31, 2000               Cost         Gains        Losses         Value
                        ---------    ----------    ----------     ---------

Real estate mortgage
 investment conduits    $  38,137    $        -    $   (1,576)    $  36,561
FHLMC mortgage-
 backed securities            619             -            (7)          612
FNMA mortgage-
 backed securities          2,218             9           (22)        2,205
                        ---------    ----------    ----------     ---------
                        $  40,974    $        9    $   (1,605)    $  39,378
                        =========    ==========    ==========     =========

March 31, 1999

Real estate mortgage
 investment conduits    $  50,002    $       34    $     (534)    $  49,502
FHLMC mortgage-
 backed securities            686            15             -           701
FNMA mortgage-
 backed securities          3,120            49                       3,169
                        ---------    ----------    ----------     ---------
                        $  53,808    $       98    $     (534)    $  53,372
                        =========    ==========    ==========     =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                  Amortized        Estimated
March 31, 2000                                         Cost       Fair Value
                                                  ---------       ----------

Due after one year through five years             $   1,908       $    1,886
Due after five years through ten years                2,289            2,249
Due after ten years                                  36,777           35,243
                                                  ---------       ----------
                                                  $  40,974       $   39,378
                                                  =========       ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $20.9 million and a fair value of $19.6 million at March 31, 2000 were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $5.1 million and $4.0 million and a fair value of $5.0 million and $4.0 million at March 31, 2000 and 1999, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

5.   LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

                                                      March 31,
                                            --------------------------
                                                  2000            1999
                                            ----------      ----------
Residential:
  One- to- four family                      $  102,542      $   82,934
  Multi-family                                  10,921           7,558
Construction:
  One- to- four family                          49,338          45,524
  Multi-family                                   4,669           4,209
  Commercial real estate                         3,597           6,184
Commercial                                      15,976           4,049
Consumer:
  Secured                                       14,488          12,691
  Unsecured                                      2,755           2,769
Land                                            25,475          24,932
Commercial real estate                          42,871          22,181
                                            ----------      ----------
                                               272,632         213,031
Less:
  Undisbursed portion of loans                  18,880          22,278
  Deferred loan fees                             3,355           2,770
  Allowance for loan losses                      1,362           1,146
  Unearned discounts                                 1               1
                                            ----------      ----------
     Loans receivable, net                  $  249,034      $  186,836
                                            ==========      ==========

The Company originates residential real estate loans, commercial real estate, multi-family real estate, commercial and consumer loans. Approximately 99.8% of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon. An economic downturn in these areas would likely have a negative impact on the Company's results of operations depending on the severity of such downturn.

Loans, by maturity or repricing date, were as follows (in thousands):

                                                      March 31,
                                            --------------------------
                                                  2000            1999
                                            ----------      ----------
Adjustable rate loans:
Within one year                             $   99,169 $        93,883
After one but within three years                     -             400
                                            ----------      ----------
                                                99,169          94,283
                                            ----------      ----------
Fixed rate loans:
Within one year                                 27,602          20,788
After one but within three                      10,904          18,379
After three but within five years               32,049          16,908
After five but within ten years                 55,563          36,994
After ten years                                 47,345          25,679
                                            ----------      ----------
                                               173,463         118,748
                                            ----------      ----------
                                            $  272,632      $  213,031
                                            ==========      ==========

Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Adjustable rate loans generally reprice a maximum of 2% per year and up to 6% over the life of the loan. Commercial loans with adjustable rates primarily reprice based on the prime rate.

The Company services loans for others totaling $82.4 million, $84.6 million and $87.4 million as of March 31, 2000, 1999 and 1998. These loan balances are not included in the consolidated balance sheets as they are not assets of the Company.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                                Year Ended March 31,
                                            --------------------------
                                                  2000            1999
                                            ----------      ----------

Beginning balance                           $      741      $      538
Originations                                       131             560
Principal repayments                              (124)           (357)
                                            ----------      ----------
Ending balance                              $      748      $      741
                                            ==========      ==========

6.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowances for loan losses is as follows (in thousands):

                                                Year Ended March 31,
                                      ------------------------------------
                                          2000         1999           1998
                                      --------     --------       --------

Beginning balance                     $  1,146     $    984       $    831
Provision for losses                       675          240            180
Charge-offs                               (488)         (85)           (38)
Recoveries                                  29            7             11
                                      --------     --------       --------
Ending balance                        $  1,362     $  1,146       $    984
                                      ========     ========       ========

At March 31, 2000 and 1999, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $1.3 million and $1.3 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $668,000, $953,000 and $343,000 during the years ended March 31, 2000, 1999 and 1998, respectively.

7.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):


                                                Year Ended March 31,
                                            --------------------------
                                                  2000            1999
                                            ----------      ----------

Land                                        $    2,160      $    1,399
Buildings and improvements                       5,825           4,684
Leasehold improvements                             177              46
Furniture and equipment                          4,035           3,382
Construction in progress                         1,080             320
                                            ----------      ----------
   Subtotal                                     13,277           9,831
Less accumulated depreciation                   (4,189)         (3,646)
                                            ----------      ----------
   Total                                    $    9,088      $    6,185
                                            ==========      ==========

Depreciation expense was $773,000, $656,000 and $583,000 for years ended March 31, 2000, 1999, and 1998, respectively.

The Company is obligated under various noncancellable lease agreements for land and buildings which require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):

Year ending March 31:
         2001             $  427
         2002                519
         2003                533
         2004                484
         2005                490
   Thereafter              4,231
                          ------
             Total        $6,684
                          ======

Rent expense was $87,000, $49,000 and $8,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

8.   DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands)


                           Weighted                 Weighted
                            Average      March 31,   Average       March 31,
Account Type                   Rate           2000      Rate            1999
------------               --------     ----------  --------      ----------

NOW Accounts:
  Non-interest-bearing         0.00 %   $   10,419      0.00 %    $    9,433


NOW Accounts:
  Non-interest-bearing         0.00 %   $   24,741      0.00 %    $   10,419
  Regular                      1.50         20,976      1.50          20,785
  Maxi                            -              -      1.75           2,509
Money market                   4.69         44,620      3.95          25,222
Savings accounts               2.75         19,840      2.75          21,301
Certificates of deposit        5.41        122,178      5.29         120,075
                                        ----------                ----------
    Total                      4.12     $  232,355      4.14      $  200,311
                                        ==========                ==========

The weighted average rate is based on interest rates at the end of the period.


Certificates of deposit as of March 31, 2000, mature as follows (in thousands):

                                                      Amount
                                                      ------

Less than one year                                  $  94,269
One year to two years                                  18,064
Two years to three years                                4,317
Three years to four years                               2,545
Four years to five years                                2,336
After five years                                          647
                                                    ---------
    Total                                           $ 122,178
                                                    =========

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

Interest expense by deposit type was as follows (in thousands):

                                                Year Ended March 31,
                                      ------------------------------------
                                          2000         1999           1998
                                      --------     --------       --------
NOW Accounts:
  Regular                             $    302     $    281       $    261
  Maxi                                       1           28             26
Money market accounts                    1,588          790            649
Savings accounts                           569          560            553
Certificates of deposit                  6,130        6,445          5,949
                                      --------     --------       --------
    Total                             $ 8,590      $  8,104       $  7,438
                                      =======      ========       ========

9.   FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2000, advances from FHLB totaled $60.6 million, of which $55.6 million had fixed interest rates ranging from 6.14% to 8.03% with a weighted average interest rate at March 31, 2000 of 6.27%. The remaining $5.0 million adjustable rate advances had a weighted average interest rate at March 31, 2000 of 5.94%, which is based on one month Libor as quoted by FHLB-Seattle.

At March 31, 2000, the Company had additional borrowing commitments available of $58.4 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Company, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB.

Payments required to service the Company's FHLB advances during the next five years ended March 31 are as follows:

2001 - $60.6 million. The Company intends to extend the terms of these advances.

10.  FEDERAL INCOME TAXES

Federal income tax provisions for the years ended March 31 consisted of the following (in thousands):

                                         2000          1999          1998
                                    ---------     ---------     ---------

Current                             $   1,863     $   2,571     $   2,071
Deferred                                   15          (266)            -
                                    ---------     ---------     ---------
   Total                            $   1,878     $   2,305     $   2,071
                                    =========     =========     =========

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                               2000         1999         1998
                                          ---------     --------    ---------

Statutory federal income tax rate             34.0%       34.0 %       34.0 %
Unqualified disposition of
 incentive stock options                         -           -         (4.7)
ESOP market value adjustment                   0.4         0.3          3.1
Interest income on municipal securities       (0.9)       (0.2)           -
Other, net                                    (0.9)          -          2.1
                                             -----       -----        -----
    Effective federal income tax rate         32.6%       34.1 %       34.5%
                                             =====       =====        =====

Taxes related to gains on sales of securities were $8,000, $13,000, and $64,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are as follows (in thousands):

                                                2000            1999
                                             -------        --------
Deferred tax assets:
 Deferred compensation                       $   345        $    301
 Loan loss reserve                               463             390
 Core deposit intangible                         217             181
 Accrued expenses                                 77              53
 Accumulated depreciation                         97              63
 Net unrealized loss on securities
   available for sale                          1,066             308
                                             -------        --------
     Total deferred tax asset                  2,265           1,296
Deferred tax liabilities:                    -------        --------
 FHLB stock dividend                            (550)           (459)
 Tax qualified loan loss reserve                (188)           (235)
 Other                                          (291)           (109)
                                             -------        --------
     Total deferred tax liability             (1,029)           (803)
                                             -------        --------
 Deferred tax asset, net                     $ 1,236        $    493
                                             =======        ========

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allowed the Company the opportunity to defer the recapture of the excess reserve for a period of up to two years if the Company meets a residential loan requirement. The Company met the requirement to delay recapture for the 1998 and 1997 taxable years and recaptured $47,000 in each of the 2000 and 1999 taxable years.

The Company has qualified under provisions of the IRC to compute federal income taxes after deductions of additions to the bad debt reserves. At March 31, 2000, the Company had a taxable temporary difference of approximately $1.1million that arose before 1987 (base-year amount). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future. No valuation allowance for deferred tax assets was deemed necessary at March 31, 2000 or 1999 based on the Company's anticipated future ability to generate taxable income from operations.

11.  EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Retirement and Savings Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of
Section 401(k) of the IRC. The plan covers all employees with at least one year of service who are over the age of 21. The Company matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2000, 1999, and 1998 were $46,000, $41,000, and $36,000, respectively.

Director Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on assets under the plan based upon a formula relating to gross revenues, which amounted to 8.20%, 8.30%, and 7.63% for the years ended March 31, 2000, 1999, and 1998, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2000 and 1999, the Company's aggregate liability under the plan was $1.0 million and $884,000, respectively.

Bonus Programs - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. Under these programs, the Company paid $183,000, $149,000, and $145,000 in bonuses during the years ended March 31, 2000, 1999, and 1998, respectively. Accrued bonuses were $174,000 and $176,000 at March 31, 2000 and 1999, respectively.

Management Recognition and Development Plan ("MRDP") - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MDRP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period, with 20% vesting immediately upon grant. On October 1, 1998 the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $393,000 and $589,000 was recognized for the years ended March 31, 2000 and 1999, respectively.

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

Stock option activity, which includes the impact of stock dividends, is summarized in the following table:

                                                              Weighted
                                                               Average
                                                Number of     Exercise
                                                   Shares        Price
                                                ---------     --------

Outstanding April 1, 1997                         211,991     $   3.16
  Grants                                           17,044         8.43
  Forfeited                                        (2,788)        5.83
  Options exercised                               (26,578)        3.45
                                                ---------     --------
Outstanding March 31, 1998                        199,669         3.54
  Grants                                          278,962        13.64
  Forfeited                                        (3,000)       13.75
  Options exercised                               (39,777)        3.56
                                                ---------     --------
Outstanding March 31, 1999                        435,854         9.93
  Grants                                           29,998        10.63
  Forfeited                                        (6,000)       13.75
  Options exercised                               (34,096)        4.06
                                                ---------     --------
Outstanding March 31, 2000                        425,756     $  10.40
                                                =========     ========

Additional information regarding options outstanding as of March 31, 2000 is as follows:

                                 Options Outstanding      Options Exercisable
                              ------------------------   ---------------------
                Weighted Avg.                 Weighted                Weighted
                   Remaining                   Average                 Average
                 Contractual       Number     Exercise     Number     Exercise
Exercise Price   Life (years)   Outstanding      Price   Exercisable    Price
--------------   ------------   -----------   --------   -----------  --------
$2.82               3.56          111,951      $  2.82     111,951    $  2.82
 6.32 to  8.91      4.87           18,845         8.24      14,845       8.07
12.00 to 13.75      8.51          294,960        13.41     112,984      13.52
                    ----          -------      -------     -------    -------
                    7.03          425,756      $ 10.40     239,780    $  8.19
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

                Risk Free         Expected            Expected      Expected
              Interest Rate       Life (yrs)         Volatility    Dividends
              -------------       ---------          ----------    ---------

Fiscal 2000      6.26 %              7.00              39.07 %        2.17 %
Fiscal 1999      4.68 %              6.00              40.75 %        1.29 %
Fiscal 1998      6.85 %              5.58              34.24 %        1.45 %


The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 2000, 1999 and 1998 awards was $4.39, $5.61 and $3.25, respectively. If the accounting provisions of the SFAS No. 123 had been adopted as of the beginning of fiscal 1996, the effect on 2000, 1999 and 1998 net income would have been reduced to the following pro forma amounts:

                                                Year ended March 31,
                                      -------------------------------------
                                            2000          1999         1998
                                      ----------    ----------   ----------
Net income:
  As reported                         $3,877,000    $4,463,000   $3,924,000
  Pro forma                            3,877,000     4,267,000    3,893,000

Earnings per common share basic:
  As reported                              $0.76         $0.78        $0.66
  Pro forma                                 0.76          0.75         0.66

Earnings per common share fully diluted:
  As reported                              $0.74         $0.76        $0.65
  Pro forma                                 0.74          0.73         0.64

12.  EMPLOYEE STOCK OWNERSHIP PLAN

In 1993, the Company established an ESOP that covers all employees with at least one year of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $268,000, $302,000 and $437,000 for years ended March 31, 2000, 1999 and 1998, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

                                 Unreleased       Allocated
                                       ESOP    and Released
                                     Shares          Shares          Total
                                 ----------    ------------        -------

Balance, April 1, 1997               83,829         111,806        195,635
Issuance September 30, 1997         285,660               -        285,660
Allocation December 31, 1997        (24,632)         24,632              -
                                   --------        --------        -------
Balance, March 31, 1998             344,857         136,438        481,295
Allocation December 31, 1998        (24,632)         24,632              -
                                   --------        --------        -------
Balance, March 31, 1999             320,225         161,070        481,295
 Allocation December 31, 1999       (24,629)         24,629              -
                                   --------        --------        -------
 Balance, March 31, 2000            295,596         185,699        481,295
                                   ========        ========        =======

13.  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

Bancorp's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2000 or 1999.

The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 2000 or 1999.

The Company is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes the Company meets all capital adequacy requirements to which it is subject as of March 31, 2000.

As of March 31, 2000, the most recent notification from the OTS categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):



                                                               Categorized
                                                                 as "Well
                                              For Capital   Capitalized" Under
                                                Adequacy     Prompt Corrective
                                 Actual         Purposes      Action Provision
                            --------------------------------------------------
                             Amount  Ratio    Amount  Ratio   Amount   Ratio
March 31, 2000               ------  -----    ------  -----   ------   -----
 Total Capital:
 (To Risk Weighted Assets)  $ 42,543  19.9%  $ 17,079  8.0%  $ 21,349   10.0%
 Tier I Capital:
 (To Risk Weighted Assets)    41,652  19.5        N/A  N/A     12,809    6.0
 Core Capital:
 (To Total Assets)            41,652  12.3     10,185  3.0     16,976    5.0
 Tangible Capital:
 (To Tangible Assets)         41,652  12.3      5,093  1.5        N/A    N/A

                                                               Categorized
                                                                 as "Well
                                              For Capital   Capitalized" Under
                                                Adequacy     Prompt Corrective
                                 Actual         Purposes      Action Provision
                            --------------------------------------------------
                             Amount  Ratio    Amount  Ratio   Amount   Ratio
March 31, 1999               ------  -----    ------  -----   ------   -----
 Total Capital:
 (To Risk Weighted Assets)  $ 47,145  28.6%  $ 13,213  8.0%  $ 16,516   10.0%
 Tier I Capital:
 (To Risk Weighted Assets)    46,470  28.1        N/A  N/A      9,909    6.0
 Core Capital:
 (To Total Assets)            46,470  15.7      8,861  3.0     14,768    5.0
 Tangible Capital:
 (To Tangible Assets)         46,470  15.7      4,430  1.5        N/A    N/A

The following table is a reconciliation of the Company's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 2000 (in thousands):

Equity                                   $  42,436
Net unrealized securities loss               1,635
Core deposit intangible                     (1,349)
Deferred tax and servicing asset            (1,070)
                                         ---------
    Tangible capital                        41,652
Land held for development                     (471)
General valuation allowance                  1,362
                                         ---------
    Total capital                        $  42,543
                                         =========

At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2000 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2000 financial statements cannot presently be determined.

14.  EARNINGS PER SHARE

Basic earning per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released. For the year ended March 31, 2000, options to purchase 290,962 shares of common stock (of which 284,962 remained unexercised at March 31, 2000) were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                Years Ended March 31,
                                     ---------------------------------------
                                            2000          1999          1998
Basic EPS computation:               -----------   -----------   -----------
  Numerator-Net Income               $ 3,877,000   $ 4,463,000   $ 3,924,000
  Denominator-Weighted average
   common shares outstanding           5,108,725     5,705,697     5,918,973
Basic EPS                            $      0.76   $      0.78   $      0.66
                                     ===========   ===========   ===========
Diluted EPS computation:
  Numerator-Net Income               $ 3,877,000   $ 4,463,000   $ 3,924,000
  Denominator-Weighted average
   common shares outstanding           5,108,725     5,705,697     5,918,973
    Effect of dilutive stock options      97,252       128,045       141,341
    Effect of dilutive MRDP                    -         3,258             -
                                     -----------   -----------   -----------
    Weighted average common shares
     and common stock equivalents      5,205,977     5,837,000     6,060,314
Diluted EPS                          $      0.74   $      0.76   $      0.65
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

The estimated fair value of financial instruments is as follows at March 31, 2000 and 1999 (in thousands):

                                         2000                    1999
                               ---------------------   ---------------------
                                Carrying        Fair    Carrying        Fair
                                   Value       Value       Value       Value
                               ---------   ---------   ---------   ---------
Assets:
Cash                           $  15,786   $  15,786   $  17,207   $  17,207
Investment securities held
 to maturity                         903         854       4,943       4,980
Investment securities
 available for sale               12,883      12,883      13,280      13,280
Mortgage-backed securities
 held to maturity                  8,657       8,595      12,715      12,939
Mortgage-backed securities
 available for sale               39,378      39,378      53,372      53,372
Loans receivable, net            249,034     245,896     186,836     189,157
Loans held for sale                    -           -         341         341
FHLB stock                         3,074       3,074       2,614       2,614

Liabilities:
Demand deposits                  110,177     110,177      80,236      80,236
Time deposits                    122,178     121,788     120,075     120,158
FHLB advances - short-term        60,550      60,570       7,000       6,988
FHLB advances - long-term              -           -      35,550      35,492

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2000 and 1999.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2000 and 1999. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

16.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are generally conditional 14-day agreements to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2000, the Company had commitments to originate fixed rate mortgage loans of $3.6 million at interest rates ranging from 7.625% to 11.0%. At March 31, 2000, adjustable rate mortgage loan commitments were $160,000 at an interest rate of 9.875%. Undisbursed balance of mortgage loans closed was $18.9 million at March 31, 2000. Consumer loan commitments totaled $2.1 million and unused lines of consumer credit totaled $7.3 million at March 31, 2000. Commercial and commercial real estate loan commitments totaled $3.1 million and unused lines of commercial and commercial real estate credit totaled $13.9 million at March 31, 2000.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

17.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
March 31, 2000 AND 1999

(In thousands)                                             2000        1999
------------------------------------------------------------------------------
ASSETS

 Cash (including interest earning accounts of
   $1,448 and $2,774)                                 $   1,588   $   2,792
 Investment securities available for sale, at
  fair value (amortized cost of $3,356 and $3,356)        2,699       2,934
 Loan receivable from the Bank                                -       2,710
 Investment in the Bank                                  42,436      47,826
 Other assets                                             2,022         925
 Deferred income, taxes                                     219         144
                                                      ---------   ---------
TOTAL ASSETS                                          $  48,964   $  57,331
                                                      =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Accrued expenses and other liabilities               $      60   $     464
 Dividend payable                                           415           -
 Shareholders' equity                                    48,489      56,867
                                                      ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  48,964   $  57,331
                                                      =========   =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2000 AND 1999

(In thousands)                                             2000        1999
------------------------------------------------------------------------------
INCOME:
 Interest on investment securities and other
  short-term investments                              $     279   $     532
 Interest on loan receivable from the Bank                  586         237
                                                      ---------   ---------
    Total income                                            865         769
                                                      ---------   ---------
EXPENSE:
 Management service fees paid to the Bank                    40          40
 Other expenses                                             104         139
                                                      ---------   ---------
    Total expense                                           144         179
                                                      ---------   ---------
INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY
    IN UNDISTRIBUTED INCOME OF THE BANK                     721         590
PROVISION FOR FEDERAL INCOME TAXES                          239         201
                                                      ---------   ---------
INCOME OF PARENT COMPANY                                    482         389
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK                3,395       4,074
                                                      ---------   ---------
NET INCOME                                            $   3,877   $   4,463
                                                      =========   =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 AND 1999

(In thousands)                                             2000        1999
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   3,877   $   4,463
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Equity in undistributed earnings of the Bank          (3,395)     (4,074)
   Provision for deferred taxes                               4           -
   Earned ESOP shares                                       268         302
   Earned MRDP shares                                       393         393
Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses and
    other assets                                            537        (782)
   Increase (decrease) in accrued expenses and
    other liabilities                                        68         (97)
                                                      ---------   ---------
      Net cash provided by operating activities           1,752         205
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividend received from the Bank                        6,367       2,000
   Proceeds from call, maturity, or sale of
    investment securities available for sale                  -       2,000
   Purchase of investment securities available
    for sale                                                  -      (1,356)
   Principal repayment on loan receivable from
    the Bank                                              2,710         112
                                                      ---------   ---------
      Net cash provided by investing activities           9,077       2,756
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                        (1,827)     (1,244)
   Repurchase of common stock                            (9,834)     (5,461)
   Stock acquired for MRDP                                    -      (1,979)
   Investment in majority owned subsidiary                 (509)          -
   Proceeds from exercise of stock options                  137         141
                                                      ---------   ---------
      Net cash used in financing activities             (12,033)     (8,543)
                                                      ---------   ---------
NET DECREASE IN CASH                                     (1,204)     (5,582)

CASH, BEGINNING OF YEAR                                   2,792       8,374
                                                      ---------   ---------
CASH, END OF YEAR                                     $   1,588   $   2,792
                                                      =========   =========

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except share data)              Three Months Ended
------------------------------------------------------------------------------
                          March 31    December 31    September 30    June 30
                          --------    -----------    ------------    -------
2000:
  Interest income         $  6,931    $     6,382    $      6,153    $ 5,972
  Interest expense           3,076          2,827           2,625      2,545
  Net interest income        3,855          3,555           3,528      3,427
  Provision for loan
   losses                      253            242              90         90
  Non-interest income          747            659             728        763
  Non-interest expense       2,850          2,742           2,612      2,628
  Income before income
   taxes                     1,499          1,230           1,554      1,472
  Provision for income
   taxes                       484            362             523        509
                          --------    -----------    ------------    -------
     Net income           $  1,015    $       868    $      1,031    $   963
                          ========    ===========    ============    =======
  Basic earnings per
   share                  $   0.21    $      0.17    $       0.20    $  0.18
                          ========    ===========    ============    =======
  Diluted earnings per
   share (1)              $   0.21    $      0.17    $       0.19    $  0.18
                          ========    ===========    ============    =======

1999:
  Interest income         $  5,743    $     6,153    $      5,596    $ 5,622
  Interest expense           2,611          2,634           2,348      2,332
  Net interest income        3,132          3,519           3,248      3,290
  Provision for loan
   losses                       60             60              60         60
  Non-interest income          675            818             699        682
  Non-interest expense       2,456          2,616           2,066      1,917
  Income before income
   taxes                     1,291          1,661           1,821      1,995
  Provision for income
   taxes                       306            606             655        738
                          --------    -----------    ------------    -------
     Net income           $    985    $     1,055    $      1,166    $ 1,257
                          ========    ===========    ============    =======
  Basic earnings per
   share (1)              $   0.18    $      0.19    $       0.20    $  0.22
                          ========    ===========    ============    =======
  Diluted earnings per
   share(1)               $   0.17    $      0.18    $       0.19    $  0.21
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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Company" in the Proxy Statement is incorporated herein by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits
          3.1    Articles of Incorporation of the Registrant*
          3.2    Bylaws of the Registrant*
          10.1   Employment Agreement with Patrick Sheaffer**
          10.2   Employment Agreement with Ron Wysaske**
          10.3   Employment Agreement with Michael C. Yount**
          10.4   Employment Agreement with Karen Nelson**
          10.5   Severance Compensation Agreement**
          10.6   Employee Stock Ownership Plan***
          21     Subsidiaries of Registrant
          23     Consent of Independent Auditors
          27     Financial Data Schedule

     (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 2000.

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

                                   RIVERVIEW BANCORP, INC.


Date:  June 21, 2000               By:  /s/ Patrick Sheaffer
                                        -------------------------------------
                                        Patrick Sheaffer
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Patrick Sheaffer          By:  /s/ Ron Wysaske
     ----------------------------       ------------------------------
     Patrick Sheaffer                   Ron Wysaske
     President and Chief Executive      Executive Vice President and Chief
     Officer                            Financial Officer
     (Principal Executive Officer)      (Principal Financial and Accounting
                                        Officer)

Date:  June 21, 2000               Date:  June 21, 2000


By:  /s/ Robert K. Leick           By:  /s/ Paul Runyan
     ----------------------------       ------------------------------
     Robert K. Leick                    Paul L. Runyan
     Director                           Director

Date:  June 21, 2000               Date:  June 21, 2000


By:  /s/ Edward R. Geiger          By:  /s/ Dale  E. Scarbrough
     ----------------------------       ------------------------------
     Edward R. Geiger                   Dale E. Scarbrough
     Director                           Director

Date:  June 21, 2000               Date:  June 21, 2000


By:  /s/ Gary R. Douglass
     ----------------------------
     Gary R. Douglass
     Director

Date:     June 21, 2000

                                 Exhibit 21

                       Subsidiaries of the Registrant



Parent
------

Riverview Bancorp, Inc.



Subsidiaries (a)              Percentage Owned        State of Incorporation
----------------              ----------------        ----------------------

Riverview Community Bank            100%                   Washington

Riverview Services, Inc.            100%                   Washington

Riverview Asset Management Corp.     90%                   Washington

----------------
(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

                                  Exhibit 23

                         Consent of Independent Auditors

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-66049 and 333-38887 of Riverview Bancorp, Inc. on Form S-8, of our report dated May 12, 2000, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2000.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
June 20, 2000