Form 10-Q
period 2000-06-30
RIVERVIEW BANCORP INC
filed 2000-08-09
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                               ---------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,530,991 shares as of July 31, 2000.

                                 Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                       Page
         ---------------------                                       ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of June 30, 2000 and March 31, 2000                          1

       Consolidated Statements of Income: Three
       Months Ended June 30, 2000 and 1999                             2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2000 and for the
       Three Months Ended June 30, 2000                                3

       Consolidated Statements of Cash Flows for the
       Three Months Ended June 30, 2000 and 1999                       4

       Notes to Consolidated Financial Statements                      5-11


 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    11-17

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                             17


Part II. Other Information                                             18

SIGNATURES                                                             19

EXHIBITS                                                               20-21

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
JUNE 30, 2000 and MARCH 31, 2000

                                                     JUNE 30,      MARCH 31,
(In thousands, except share data) (Unaudited)         2000           2000
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $1,175 and $5,378)                                $  12,093      $  15,786
Loans held for sale                                      300              -
Investment securities held to maturity, at
 amortized cost (fair value of $861 and $854)            903            903
Investment securities available for sale, at
 fair value (amortized cost of $14,421 and
 $14,421)                                             12,881         12,883
Mortgage-backed securities held to maturity,
 at amortized cost (fair value of $7,975 and
 $8,595)                                               7,979          8,657
Mortgage-backed securities available for sale,
 at fair value (amortized cost of $38,634 and
 $40,974)                                             36,809         39,378
Loans receivable (net of allowance for loan
 losses of $1,932 and $1,362)                        265,521        249,034
Real estate owned                                        622             65
Prepaid expenses and other assets                        722            875
Accrued interest receivable                            2,138          1,881
Federal Home Loan Bank stock, at cost                  3,783          3,074
Premises and equipment, net                           10,097          9,088
Land held for development                                471            471
Deferred income taxes, net                             1,315          1,236
Core deposit intangible, net                           1,267          1,349
                                                   ---------      ---------
TOTAL ASSETS                                       $ 356,901      $ 344,680
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                   $ 233,731      $ 232,355
Accrued expenses and other liabilities                 3,584          3,147
Advance payments by borrowers for taxes
 and insurance                                            28            139
Federal Home Loan Bank advances                       70,925         60,550
                                                   ---------      ---------
Total liabilities                                    308,268        296,191

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value;
 250,000 authorized, issued and outstanding,
 none                                                      -              -
Common stock, $.01 par value; 50,000,000
 authorized,
 June 30, 2000 - 4,912,285 issued,
  4,530,991 outstanding;
 March 31, 2000 - 4,902,503 issued,
  4,521,209 outstanding                                   49             49
Additional paid-in capital                            38,485         38,457
Retained earnings                                     15,869         15,652
Unearned shares issued to employee stock
 ownership trust                                      (2,371)        (2,422)
Unearned shares held by the management
 recognition and development plan                     (1,178)        (1,178)
Accumulated other comprehensive loss                  (2,221)        (2,069)
                                                   ---------      ---------
     Total shareholders' equity                       48,633         48,489
                                                   ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 356,901      $ 344,680
                                                   =========      =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
                                                      Three Months Ended
                                                            June 30,
(In thousands, except share data) (Unaudited)         2000           1999
------------------------------------------------------------------------------

INTEREST INCOME:
Interest and fees on loans receivable              $   6,133      $   4,613
Interest on investment securities                        208            254
Interest on mortgage-backed securities                   806            943
Other interest and dividends                              98            162
                                                   ---------      ---------
Total interest income                                  7,245          5,972
                                                   ---------      ---------
INTEREST EXPENSE:
Interest on deposits                                   2,428          2,024
Interest on borrowings                                 1,075            521
                                                   ---------      ---------
Total interest expense                                 3,503          2,545
                                                   ---------      ---------
Net interest income                                    3,742          3,427
Less provision for loan losses                           594             90
                                                   ---------      ---------
Net interest income after
provision for loan losses                              3,148          3,337
                                                   ---------      ---------
NON-INTEREST INCOME:
Fees and service charges                                 708            676
Gain on sale of loans held for sale                        5              5
Gain on sale of other real estate owned                    -             26
Loan servicing income                                     32             33
Other                                                     21             23
                                                   ---------      ---------
Total non-interest income                                766            763
                                                   ---------      ---------
NON-INTEREST EXPENSE:
Salaries and employee benefits                         1,630          1,397
Occupancy and depreciation                               383            330
Data Processing                                          208            186
Amortization of core deposit intangible                   82             82
Marketing expense                                        168            143
FDIC insurance premium                                    11             29
Other                                                    441            461
                                                   ---------      ---------
Total non-interest expense                             2,923          2,628
                                                   ---------      ---------
INCOME BEFORE FEDERAL INCOME TAXES                       991          1,472

PROVISION FOR FEDERAL INCOME  TAXES                      313            509
                                                   ---------      ---------
NET INCOME                                         $     678      $     963
                                                   =========      =========
Earnings per common share:
Basic                                                  $0.15          $0.18
Diluted                                                 0.15           0.18

Weighted average number of shares outstanding:
Basic                                              4,533,026      5,322,922
Diluted                                            4,607,378      5,436,157

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2000
AND THE NINE MONTHS ENDED JUNE 30, 2000
(Unaudited)

                                                                 Unearned
                                                                 Shares
                                                                 Issued to               Accum-
                                                                 Employee                ulated
                                 Common      Addi-               Stock       Unearned    Other
                                 Stock       tional              Owner-      Shares      Compre-
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   hensive
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        Income   Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 1999       5,346,322  $ 58  $ 48,120  $ 13,602  $ (2,743)  $ (1,571)  $  (599) $ 56,867

Cash Dividends                      -     -         -    (1,827)        -          -         -    (1,827)
Exercise of stock options      34,096     -       137         -         -          -         -       137
Stock repurchased and
 retired                     (912,404)   (9)   (9,825)        -         -          -         -    (9,834)
Earned ESOP shares             24,629     -        25         -       321          -         -       346
Earned MRDP shares             28,566     -         -         -         -        393         -       393
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,521,209    49    38,457    11,775    (2,422)    (1,178)     (599)   46,082
Comprehensive income:
Net income                          -     -         -     3,877         -          -         -     3,877
Other comprehensive income:
Unrealized holding loss on
 securities of $1,454 (net
 of $749 tax benefit) less
 reclassification adjustment
 for gains included in net
 income of $16 (net of $8
 tax expense)                       -     -         -         -         -          -    (1,470)   (1,470)
                                                                                                --------
Total comprehensive income          -     -         -         -         -          -         -     2,407
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance, March 31, 2000     4,521,209    49    38,457    15,652    (2,422)    (1,178)   (2,069)   48,489
Cash dividends                      -     -         -      (461)        -          -                (461)
Exercise of stock options       9,782     -        28         -         -          -         -        28
Stock repurchased and
 retired                            -     -         -         -         -          -         -         -
Earned ESOP shares                  -     -         -         -        51          -         -        51
Earned MRDP shares                  -     -         -         -         -          -         -         -
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,530,991    49    38,485    15,191    (2,371)    (1,178)   (2,069)   48,107
Comprehensive income:
 Net income                         -     -         -       678         -          -         -       678
 Other comprehensive loss:
  Unrealized holding loss
   on securities of $152
   (net of $78 tax benefit)         -     -         -         -         -          -      (152)     (152)
                                                                                                --------
Total comprehensive income                                                                           526
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance, June 30, 2000      4,530,991  $ 49  $ 38,485  $ 15,869  $ (2,371)  $ (1,178)  $(2,221) $ 48,633
                            =========  ====  ========  ========  ========   ========   =======  ========

See notes to consolidated financial statements.

                                                        3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,

(In thousands)                                          2000        1999
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $     678     $     963
  Adjustments to reconcile net income to cash
   provided by operating activities:
  Depreciation and amortization                           330           332
  Provision for losses on loans                           594            90
  Noncash expense related to ESOP benefit                  51            71
  Noncash expense related to MRDP benefit                  98            98
  Increase in deferred loan origination fees,
   net of amortization                                     29           209
  Federal Home Loan Bank stock dividend                   (56)          (47)
  Net gain on sale of real estate owned,
   mortgage-backed and investment securities
   and premises and equipment                               -           (26)
Changes in assets and liabilities:
  (Increase) Decrease in loans held for sale             (300)          291
  Decrease in prepaid expenses and other assets           129            82
  Increase in accrued interest receivable                (257)         (130)
  Increase in accrued expenses and other liabilities      338           883
                                                    ---------     ---------
     Net cash provided by operating activities          1,634         2,816
                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                    (43,980)      (46,381)
 Principal repayments on loans                         25,690        28,725
 Loans sold                                               624         1,701
 Purchase of investment securities available
  for sale                                                  -        (1,673)
 Principal repayments on mortgage-backed
  securities held to maturity                             682         1,437
 Principal repayments on mortgage-backed
  securities available for sale                         2,320         4,162
 Proceeds from call or maturity of investment
  securities held to maturity                               -         4,000
 Purchase of premises and equipment                    (1,218)         (708)
 Purchase of Federal Home Loan Bank stock                (653)            -
 Proceeds from sale of real estate                          -           363
                                                    ---------     ---------
     Net cash used in investing activities            (16,535)       (8,374)
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                        1,377         6,088
Dividends paid                                           (461)         (347)
Repurchase of common stock                                  -        (1,593)
Proceeds from Federal Home Loan Bank advances         108,416             -
Repayment of Federal Home Loan Bank advances          (98,041)            -
Net decrease in advance payments by borrowers            (111)          (57)
Proceeds from exercise of stock options                    28             -
                                                    ---------     ---------
Net cash provided by financing activities              11,208         4,091
                                                    ---------     ---------
NET DECREASE IN CASH                                   (3,693)       (1,467)
CASH, BEGINNING OF PERIOD                              15,786        17,207
                                                    ---------     ---------
CASH, END OF PERIOD                                 $  12,093     $  15,740
                                                    =========     =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                          $   3,456     $   2,543
  Income taxes                                            160             -

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned             $     557     $     480
 Dividends declared and accrued in other
  liabilities                                             462           480
 Fair value adjustment to securities available
  for sale                                               (230)       (1,770)
 Income tax effect related to fair value adjustment        79           602

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2000 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP.") and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

For the three months ended June 30, 2000, the Company's total comprehensive income was $526,000, compared to $205,000 comprehensive loss for the three months ended June 30, 1999, respectively.

Total comprehensive income for the three months ended June 30, 2000 is comprised of net income of $678,000 and other comprehensive loss of $152,000, net of tax. Other comprehensive income for the three months ended June 30, 2000, consists of unrealized securities losses of $152,000 net of tax benefit.

Total comprehensive loss for the three months ended June 30, 1999 is $205,000 comprised of net income of $1.0 million and other comprehensive loss of $1.2 million net of tax. Other comprehensive income for the three months ended June 30, 1999, consists of unrealized securities losses of $1.2 million, net of tax benefits.

(4)  Earnings Per Share
     ------------------


Basic Earnings per Share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. Employee Stock Ownership Plan ("ESOP") shares are not considered outstanding for EPS purposes until they are committed to be released.

                                             Three Months Ended
                                                   June 30,
                                      ------------------------------
                                          2000               1999
                                          ----               ----
Basic EPS computation:
  Numerator-Net Income                $  678,000          $  963,000
  Denominator-Weighted average
    common shares outstanding          4,533,026           5,322,922

Basic EPS                             $     0.15          $     0.18
                                      ==========          ==========

Diluted EPS computation:
  Numerator-Net Income                $  678,000          $  963,000
  Denominator-Weighted average
    common shares outstanding          4,533,026           5,322,922
  Effect of dilutive stock options        74,352             111,986
  Effect of dilutive MRDP                      -               1,249
                                      ----------          ----------
  Weighted average common shares
  and common stock equivalents         4,607,378           5,436,157

Diluted EPS                           $     0.15          $     0.18
                                      ==========          ==========

(5)  Investment Securities
     ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   June 30, 2000                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------
   Municipal securities         $    903    $        -  $      (42) $    861
                                ========    ==========  ==========  ========

   March 31, 2000

   Municipal securities         $    903    $        -  $      (49) $    854
                                ========    ==========  ==========  ========

The contractual maturities of securities held to maturity are as follows (in thousands):

                                                Amortized       Estimated
   June 30, 2000                                   Cost         Fair Value
                                               ----------      -----------

   Due after ten years                         $      903      $       861
                                               ----------      -----------
                                               $      903      $       861
                                               ==========      ===========

There were no sales of investment securities classified as held to maturity during the period ended June 30, 2000 and 1999.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   June 30, 2000                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   Agency securities            $  10,489   $        -  $     (879) $  9,610
   Equity securities                1,356            -        (548)      808
   School district bonds            2,576            -        (113)    2,463
                                ---------   ----------  ----------  --------
                                $  14,421   $        -  $   (1,540) $ 12,881
                                =========   ==========  ==========  ========
   March 31, 2000

   Agency securities            $  10,489   $        -  $     (780) $  9,709
   Equity securities                1,356            -        (617)      739
   School district bonds            2,576            -        (141)    2,435
                                ---------   ----------  ----------  --------
                                $  14,421   $        -  $   (1,538) $ 12,883
                                =========   ==========  ==========  ========

The contractual maturities of securities available for sale are as follows (in thousands):

                                                Amortized       Estimated
   March 31, 2000                                  Cost         Fair Value
                                               ----------      -----------

   Due after one year through five years       $    3,000      $     2,947
   Due after five years through ten years           4,459            4,219
   Due after ten years                              6,962            5,712
                                               ----------      -----------
                                               $   14,421      $    12,881
                                               ==========      ===========

(6)  Mortgage-backed Securities
     --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   June 30, 2000                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   REMICs                       $   1,888   $       34  $        -  $  1,922
   FHLMC mortgage-backed
    securities                      2,202           15         (43)    2,174
   FNMA mortgage-backed
    securities                      3,889           33         (43)    3,879
                                ---------   ----------  ----------  --------
                                $   7,979   $       82  $      (86) $  7,975
                                =========   ==========  ==========  ========

   March 31, 2000

   REMICs                       $   1,985   $        2  $      (14) $  1,973
   FHLMC mortgage-backed
    securities                      2,377           20         (46)    2,351
   FNMA mortgage-backed
    securities                      4,295           28         (52)    4,271
                                ---------   ----------  ----------  --------
                                $   8,657   $       50  $     (112) $  8,595
                                =========   ==========  ==========  ========

Mortgage-backed securities held to maturity with an amortized cost of $306,000 and $322,000 and a fair value of $299,000 and $314,000 at June 30, 2000 and
March 31, 2000, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                Amortized       Estimated
   June 30, 2000                                   Cost         Fair Value
                                               ----------      -----------

   Due after one year through five years       $    3,495      $     3,429
   Due after five years through ten years             372              365
   Due after ten years                              4,112            4,181
                                               ----------      -----------
                                               $    7,979      $     7,975
                                               ==========      ===========

There were no sales of mortgage-backed securities held to maturity during the period ended June 30, 2000 and 1999.

Mortgage-backed securities available for sale consisted of the following (in thousands):


                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   June 30, 2000                   Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   REMICs                       $  35,959   $        -  $   (1,808) $ 34,151
   FHLMC mortgage-backed
    securities                        593            -          (6)      587
   FNMA mortgage-backed
    securities                      2,082            9         (20)    2,071
                                ---------   ----------  ----------  --------
                                $  38,634   $        9  $   (1,834) $ 36,809
                                =========   ==========  ==========  ========

   March 31, 2000

   REMICs                       $  38,137     $      -  $   (1,576) $ 36,561
   FHLMC mortgage-backed
    securities                        619            -          (7)      612
   FNMA mortgage-backed
    securities                      2,218            9         (22)    2,205
                                ---------   ----------  ----------  --------
                                $  40,974   $        9  $   (1,605) $ 39,378
                                =========   ==========  ==========  ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                Amortized       Estimated
   June 30, 2000                                   Cost         Fair Value
                                               ----------      -----------

   Due after one year through five years       $    1,806      $     1,786
   Due after five years through ten years           2,239            2,215
   Due after ten years                             34,589           32,808
                                               ----------      -----------
                                               $   38,634      $    36,809
                                               ==========      ===========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $18.7 million and $20.9 million and a fair value of $17.3 million and $19.6 million at June 30, 2000 and March 31, 2000, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $5.1 million and $5.1 million and a fair value of $5.0 million and $5.0 million at June 30, 2000 and March 31, 2000, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                              June 30,        March 31,
                                                2000            2000
                                              --------        ---------
   Residential:
   One- to- four family                     $  106,557      $  102,542
   Multi-family                                 11,238          10,921
   Construction:
   One- to- four family                         48,246          49,338
   Multi-family                                  3,176           4,669
   Commercial real estate                        5,503           3,597
   Commercial                                   21,018          15,976
   Consumer:
   Secured                                      19,338          14,488
   Unsecured                                     2,619           2,755
   Land                                         26,638          25,475
   Commercial real estate                       47,275          42,871
                                            ----------      ----------
                                               291,608         272,632
   Less:
   Undisbursed portion of loans                 20,771          18,880
   Deferred loan fees                            3,383           3,355
   Allowance for loan losses                     1,932           1,362
   Unearned discounts                                1               1
                                            ----------      ----------
       Loans receivable, net                $  265,521      $  249,034
                                            ==========      ==========

(8)  Loans held for Sale
     -------------------

The Company identifies loans held for sale at the time of origination and are carried at the lower of cost or estimated market value on an aggregate portfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(9)  Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                        June 30,     March 31,
                                         2000          2000
                                       -------       -------
Federal Home Loan Bank Advances        $70,925       $60,550
                                       =======       =======
 Weighted average interest rate:          6.51%         5.47%
                                          ====          ====

Borrowings have the following maturities at June 30, 2000 (in thousands):

        2000                 $45,925
        2002                  25,000
                             -------
                             $70,925
                             =======

(10) Shareholders' Equity
     --------------------

Repurchase of Common Stock

On January 20, 2000, the Company received regulatory approval to repurchase up to 10% or 545,834 shares of its outstanding common stock at December 31, 1999. At March 31, 2000, 555,834 common stock shares had been repurchased at an average cost of $9.96 per share. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

On February 9, 1999, the Company received regulatory approval to repurchase up to 10% or 601,324 shares of its outstanding common stock at December 31, 1998. At December 31, 1999, 591,324 common stock shares had been repurchased at an average cost of $12.46 per share.

On September 15, 1998, the Company received regulatory approval to repurchase up to 9% or 321,368 shares of the 3,570,570 shares issued during Conversion and Reorganization(as hereinafter defined). Prior to December 31, 1998, 321,368 common stock shares had been repurchased at an average cost of $13.62 per share. The MRDP used 142,830 shares of the common stock repurchased.

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

The effective date of this statement was deferred by the issuance of SFAS No.
137, Accounting for Derivative Instruments and Hedging Activities   Deferral
of the Effective Date of FASB No. 133. This statement is now effective for fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

(12) Commitments and Contingencies
     -----------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At June 30, 2000, the Company had commitments to originate fixed rate mortgages of $5.3 million at interest rates ranging from 7.875% to 9.5%. At June 30, 2000 adjustable rate mortgage loan commitments were $3.1 million at an average interest rate of 10.83%. Undisbursed balance of mortgage loans closed was $20.8 million at June 30, 2000. Consumer loan commitments totaled $568,000 and unused lines of consumer credit totaled $10.3 million at June 30, 2000. Commercial and commercial real estate loan commitments totaled $2.2 million and unused lines of commercial and commercial real estate credit totaled $11.8 million at June 30, 2000. The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operation, or liquidity.

(13) Subsequent Event
     ----------------

During the second quarter of fiscal year 2001, the Company sold a branch site that had been replaced by a new facility and land that had been held for future development. The total sales price was $834,000, resulting in a $290,700 pretax gain.

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

The Community Bank is a community-oriented, financial institution, offering traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of construction loans, commercial loans, commercial real estate loans and consumer loans. The Community Bank operates twelve branches in southwest Washington, including eight branches in Clark County. The new Washougal branch opened the first quarter of fiscal year 2001 and replaced the existing Washougal branch. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. RAMCORP., a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of RAMCORP. are in the Community Bank's Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $69.4 million at June 30, 2000 were managed by the RAMCORP. in fiduciary or agency capacity. The Company's main office for administration will be relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in the third quarter of fiscal year 2001.

Financial Condition

At June 30, 2000, the Company had total assets of $356.9 million compared with $344.7 million at March 31, 2000. The $12.2 million, or 3.5% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $12.1 million at June 30, 2000, compared to $15.8 million at March 31, 2000. At June 30, 2000, the Company had $291.6 million in gross loans, an increase of $19.0 million compared to $272.6 million at March 31, 2000. Commercial loans increased $5.0 million to $21.0 million at June 30, 2000 from $16.0 million at March 31, 2000. The $5.0 million increase was comprised of several loans and occurred in commercial loans secured by equipment, commercial loans secured by other collateral and unsecured commercial loans. Commercial real estate loans increased $4.4 million to $47.3 million at June 30, 2000 from $42.9 million at March 31, 2000. Loans receivable (Note 7) provides a detailed analysis of the $291.6 million gross loan portfolio at June 30, 2000 as compared to the $272.6 million gross loan portfolio at March 31, 2000. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one-to- four family mortgage loans. Deposits totaled $233.7 million at June 30, 2000 compared to $232.4 million at March 31, 2000. FHLB advances totaled $70.9 million at June 30, 2000 and $60.6 million at March 31, 2000. During the quarter ended June 30, 2000, the Company replaced $45.0 million of matured FHLB short-term fixed rate and $550,000 of FHLB long term fixed rate borrowings with $50.0 million of FHLB short-term fixed rate borrowings.

Capital Resources

Total shareholders' equity was stable at $48.6 million at June 30, 2000 compared to $48.4 million at 31, 2000. The activity in shareholders' equity for the first quarter of fiscal 2001 was $678,000 in earnings for the year to date, dividends of $461,000, exercise of stock options of $28,000, earned ESOP shares $51,000 and $152,000 change in net unrealized loss on securities available for sale, net of tax benefit.

The Company is not subject to any regulatory capital requirement. The Community Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Company and the Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Community Bank must meet specific capital guidelines that involve quantitative measures of the Community Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Community Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 2000, the Community Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2000, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2000, the Community Bank's tangible, core and risk-based total capital ratios amounted to 12.0%, 12.0%, and 17.5%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                            Capitalized" Under
                                              For Capital    Prompt Corrective
                               Actual      Adequacy Purpose  Action Provision
                            --------------------------------------------------
                            Amount  Ratio   Amount   Ratio    Amount   Ratio
                            ------  -----   ------   -----    ------   -----
As of June 30, 2000
Total Capital:
(To Risk Weighted Assets)  $43,754  18.06%  $19,384   8.0%    $24,230  10.0%
Tier I Capital:
(To Risk Weighted Assets)   42,293  17.46     N/A     N/A      14,538   6.0
Core Capital:
(To Total Assets)           42,293  12.01    10,566   3.0      17,609   5.0
Tangible Capital:
(To Tangible Assets)        42,293  12.01     5,283   1.5        N/A    N/A


As of March 31, 2000
Total Capital:
(To Risk Weighted Assets)  $42,543  19.93%  $17,079   8.0%    $21,349  10.0%
Tier I Capital:
(To Risk Weighted Assets)   41,652  19.51     N/A     N/A      12,809   6.0
Core Capital:
(To Total Assets)           41,652  12.27    10,185   3.0      16,976   5.0
Tangible Capital:
(To Tangible Assets)        41,652  12.27     5,093   1.5        N/A    N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at June 30, 2000 (in thousands):

Equity                                 $42,898
Net unrealized loss on securities
        available for sale               1,832
Core deposit intangible asset           (1,267)
Deferred tax and servicing asset        (1,170)
                                       -------
           Tangible capital             42,293
Land held for development                 (471)
General valuation allowance              1,932
                                       -------
           Total capital               $43,754
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 21.2% at June 30, 2000 compared to 27.1% at March 31, 2000. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs.

Cash, including interest-earning overnight investments, was $12.1 million at June 30, 2000 compared to $15.8 million at March 31, 2000. Investment securities and mortgage-backed securities available for sale at June 30, 2000 were $12.9 million and $36.8 million, respectively, compared to $12.9 million and $39.4 million, respectively, at March 31, 2000. See "Financial Condition."

Asset Quality

Allowance for loan losses was $1.9 million at June 30, 2000, compared to $1.4 million at March 31, 2000. Management deemed the allowance for loan losses at June 30, 2000 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. During the first quarter of 2000 the provision for loan losses increased to $594,000. The provision for loan losses was $253,000 for the fourth quarter of fiscal year 2000 and $90,000 for the quarter ended June 30, 1999. The increase in the provision for loan losses reflects the growth in the loan portfolio as compared to the prior year end and the change in mix and risks of the loan portfolio. The Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolios in the future. The two major reasons for this fact is because the size of the commercial loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two years. Commercial loans are considered to involve a higher degree of credit risk than one- to- four residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.6 million, or 0.44% of total assets at June 30, 2000 compared with $1.3 million, or 0.39% of total assets at March

31, 2000. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                 June 30, 2000      March 31, 2000
                                 -------------      --------------
                                      (Dollars in thousands)
Loans accounted for on
a non-accrual basis:

Real Estate
 Residential                       $  650                $ 1,153
Commercial                             98                     99
Consumer                              200                     26
                                   ------                -------
      Total                           948                  1,278
                                   ------                -------
Accruing loans which are
contractually past due 90
days or more                            -                      -
                                   ------                -------
Total of non-accrual and
90 days past due loans                948                  1,278
                                   ------                -------
Real estate owned                     587                     30
Other personal property owned          35                     35
                                   ------                -------
  Total non-performing assets      $1,570                $ 1,343
                                   ======                =======
Total loans delinquent 90
days or more to net loans            0.36%                  0.51%

Total loans delinquent 90
days or more to total assets         0.27                   0.37

Total non-performing assets
to total assets                      0.44                   0.39


        Comparison of Operating Results for the Three Months Ended
                        June 30, 2000 and 1999

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

Net income for the three months ended June 30, 2000 was $678,000, $0.15 per basic share ($0.15 per diluted share). This compares to net income of $963,000, $0.18 per basic share ($0.18 per diluted share) for the same period in fiscal 2000. Net interest income increased $315,000, or 9.2% for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999 due primarily to a 16.1% increase in average interest-earning assets. Non-interest income was stable at $766,000 and $763,000 for the three months ended June 30, 2000 and 1999, respectively. Non-interest expense increased $295,000, or 11.23% as compared to the same period for the prior year. The increase in non-interest expense is due primarily to increased salaries and employee benefit expense, occupancy and marketing expense.

Average interest-earning assets increased to $335.8 million for the three months ending June 30, 2000 from $289.5 million for the three months ending June 30, 1999. The $46.3 million increase is due primarily to growth in the loan portfolio, which was partially offset by principal pay downs in the mortgage-backed and investment securities portfolio.

Interest income for the three months ended June 30, 2000 was $7.2 million, an increase of $1.2 million, or 21.32% over the $6.0 million interest income for the same period in fiscal 2000. Yield on interest-earning assets for the first quarter of fiscal year 2001 was 8.68% compared to 8.32% for the same three month period in fiscal year 2000. The higher first quarter fiscal 2001 yield reflects the higher yield on mortgage-backed securities as compared to the first quarter in fiscal 2000. The higher interest income in the first quarter of fiscal year 2001 as compared to the fiscal year 2000 first quarter resulted from growth in the loan portfolio.

Interest expense was $3.5 million and $2.5 million for the quarters ended June 30, 2000 and 1999, respectively. The cost of interest-bearing liabilities for the first quarter of year 2000 was 5.17% compared to 4.42% for the same three month period in 1999. The increased cost of interest-bearing liabilities reflects the increase in interest rates and volumes of NOW accounts, money market accounts, certificates of deposits and FHLB advances. Money market accounts continued to have strong growth reaching $44.2 million in average balance at June 30, 2000 compared to an average balance of $27.2 million at June 30, 1999.

Net interest income increased $315,000, or 9.1%, to $3.7 million for the three months ended June 30, 2000, compared to $3.4 million for the three months ended June 30, 1999. Net interest income was increased $864,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2001 compared to the same fiscal 2000 period. The change in interest rates for these three month periods reduced net interest income $329,000. The change in rate volume mix for the same three month periods reduced net interest income $220,000. The interest rate spread decreased from 3.90% for the three month 1999 period to 3.51% for the three month 2000 period. The net interest margin decreased to 4.49% during the first quarter ended June 30, 2000 from 4.78% for the third quarter ended June 30, 1999. The decreased fiscal year 2001 net interest margin reflects the reduced amount of loan fees amortized to income in the first quarter of fiscal 2001 compared to the same period for the prior year and the fact that increases in the cost of interest-bearing liabilities have been larger than increases in earnings on interest-earning assets. Average interest-earning assets increased by $46.3 million to $335.8 million during the first quarter ended June 30, 2000 from $289.5 million for the first quarter ended June 30, 1999. The $46.3 million increase in average interest-earning assets was offset by the $40.4 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $272.0 million during the quarter ended June 30, 2000 from $231.6 million for the quarter ended June 30, 1999.

The provision for loan losses was $594,000 and there were $24,529 in net charge-offs during the three months ended June 30, 2000 compared to a $253,000 provision for loan losses and $121,986 in net charge-offs for the three months ended March 31, 2000. The increase in the provision for loan losses is the result of growth in the loan portfolio and the change in mix and risks. Loan receivable (Note 7) provides a detailed analysis of the $19.0 million increase in gross loans. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income was stable at $766,000 for the first quarter of fiscal year 2001 as compared to $763,000 for the same period in 2000.

Non-interest expense increased $295,000, or 11.23%, from $2.6 million for the quarter ended June 30, 1999 to $2.9 million for the quarter ended June 30, 2000. Salaries and employee benefits increased $233,000 to $1.6 million for the quarter ended June 30, 2000 as compared to the same quarter in 1999. There were 21 more full-time equivalent employees during the 2000 quarter over the 1999 quarter. The increase in full-time equivalent employees was due to the expansion occurring in branches, commercial lending, trust company and support functions. In November 1999 and March 2000 new branches were opened in Clark County which brings the total number of branches to twelve.

Provision for federal income taxes for the first quarter of fiscal year 2001 was $313,000, resulting in an effective tax rate of 32%, compared to $509,000 and 35% for the same quarter of fiscal 1999. The decrease in the effective tax rate for three months ended June 30, 2000 is primarily attributable to the impact of tax exempt interest, ESOP dividends and the ESOP market value adjustment.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

        Not applicable

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    Exhibits:

            3.1   Articles of Incorporation of the Registrant*
            3.2   Bylaws of Registrant*
            10.1  Employment Agreement with Patrick Sheaffer**
            10.2  Employment Agreement with Ron Wysaske**
            10.3  Employment Agreement with Michael C. Yount**
            10.4  Employment Agreement with Karen Nelson**
            10.5  Severance Compensation Agreement**
            10.6  Employee Stock Ownership Plan***
            10.7  1998 Stock Option Plan****
            10.8  The Riverview Bancorp, Inc. Management Recognition and
                  Development Plan****
             21   Subsidiaries of Registrant***
             27   Financial Data Schedule

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended June 30, 2000.
-------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated
     June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RIVERVIEW BANCORP, INC.


DATE:  August 9, 2000                BY:  /S/ Patrick Sheaffer
                                          Patrick Sheaffer
                                          President

DATE:  August 9, 2000                BY:  /S/ Ron Wysaske
                                          Ron Wysaske
                                          Executive Vice President/Treasurer