Form 10-Q
period 2000-09-30
RIVERVIEW BANCORP INC
filed 2000-11-13
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

                     Commission File Number: 0-22957

                         RIVERVIEW BANCORP, INC.
          (Exact name of registrant as specified in its charter)

Washington                                   91-1838969
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

900 Washington, Suite 900     Vancouver, WA     98660
        (Address of principal executive office)

Registrant's telephone number, including area code: (360)693-6650

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                      ---  --

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,564,128 shares as of November 3, 2000.

                                Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                       Page
         ---------------------                                       ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of September 30, 2000 and March 31, 2000                    1

       Consolidated Statements of Income: Three and Six
       Months Ended September 30, 2000 and 1999                       2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2000 and for the
       Six Months Ended September 30, 2000                            3

       Consolidated Statements of Cash Flows for the
       Six Months Ended September 30, 2000 and 1999                   4

       Notes to Consolidated Financial Statements                     5-10


 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                   11-19

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                            19


Part II. Other Information                                            20-21


SIGNATURES                                                            22

EXHIBITS                                                              23-24

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 and MARCH 31, 2000

                                                  SEPTEMBER 30,    MARCH 31,
(In thousands, except share data)  (Unaudited)        2000           2000
----------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts
 of $3,463 and $5,378)                           $   14,416       $   15,786
Loans held for sale                                     378                -
Investment securities held to maturity,
 at amortized cost (fair value of $882
 and $854)                                              882              903
Investment securities available for sale,
 at fair value (amortized cost of $19,420
 and $14,421)                                        18,029           12,883
Mortgage-backed securities held to maturity,
 at amortized cost (fair value of $7,373
 and $8,595)                                          7,368            8,657
Mortgage-backed securities available for
 sale, at fair value (amortized cost of
 $36,580 and $40,974)                                35,000           39,378
Loans receivable (net of allowance for
 loan losses of $1,886 and $1,362)                  272,800          249,034
Real estate owned                                     1,089               65
Prepaid expenses and other assets                       894              875
Accrued interest receivable                           2,259            1,881
Federal Home Loan Bank stock, at cost                 4,292            3,074
Premises and equipment, net                          10,625            9,088
Land held for development                                 -              471
Deferred income taxes, net                            1,416            1,236
Core deposit intangible, net                          1,186            1,349
                                                  ---------        ---------
TOTAL ASSETS                                      $ 370,634        $ 344,680
                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                  $ 242,468        $ 232,355
Accrued expenses and other liabilities                3,739            3,147
Advance payments by borrowers for taxes
 and insurance                                          193              139
Federal Home Loan Bank advances                      74,500           60,550
                                                  ---------        ---------
Total liabilities                                   320,900          296,191

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value;
 250,000 authorized, issued and outstanding, none         -               -
Common stock, $.01 par value; 50,000,000
 authorized, September 30, 2000 - 4,912,285
 issued, 4,536,133 outstanding;
 March 31, 2000 - 4,902,503 issued,
 4,521,209 outstanding                                   49               49
Additional paid-in capital                           38,488           38,457
Retained earnings                                    16,586           15,652
Unearned shares issued to employee stock
 ownership trust                                     (2,320)          (2,422)
Unearned shares held by the management
 recognition and development plan                    (1,108)          (1,178)
Accumulated other comprehensive loss                 (1,961)          (2,069)
                                                  ---------        ---------

     Total shareholders' equity                      49,734           48,489
                                                  ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 370,634        $ 344,680
                                                  =========        =========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended       Six Months Ended
                                     September 30,          September 30,
(In thousands, except share      2000         1999       2000        1999
data)(Unaudited)
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans
 receivable                   $    6,497  $    4,890  $   12,630  $    9,503
 Interest on investment
  securities                         207         224         415         478
 Interest on mortgage-backed
  securities                         774         878       1,580       1,821
 Other interest and dividends        245         161         343         323
                              ----------  ----------  ----------  ----------
     Total interest income         7,723       6,153      14,968      12,125
                              ----------  ----------  ----------  ----------
INTEREST EXPENSE:
 Interest on deposits              2,680       2,087       5,108       4,111
 Interest on borrowings            1,342         538       2,417       1,059
                              ----------  ----------  ----------  ----------
     Total interest expense        4,022       2,625       7,525       5,170
                              ----------  ----------  ----------  ----------
     Net interest income           3,701       3,528       7,443       6,955

     Less provision for loan
      losses                           -          90         594         180
                              ----------  ----------  ----------  ----------
     Net interest income
      after provision for
      loan losses                  3,701       3,438       6,849       6,775
                              ----------  ----------  ----------  ----------
NON-INTEREST INCOME:
 Fees and service charges            774         620       1,482       1,296
 Gain on sale of loans held
  for sale                            14           9          19          14
 Gain on sale of other real
  estate owned                        11          13          11          38
 Gain on sale of land and
  fixed assets                       309           -         309           1
 Loan servicing income                32          39          64          72
 Other                                20          47          41          70
                              ----------  ----------  ----------  ----------
     Total non-interest
      income                       1,160         728       1,926       1,491
                              ----------  ----------  ----------  ----------
NON-INTEREST EXPENSE:
 Salaries and employee
 benefits                          1,674       1,334       3,304       2,731
 Occupancy and depreciation          452         336         835         667
 Data Processing                     218         184         426         369
 Amortization of core
  deposit intangible                  81          81         163         163
 Marketing expense                   227         195         395         338
 FDIC insurance premium               12          29          23          58
 Other                               462         453         903         914
                              ----------  ----------  ----------  ----------
     Total non-interest expense    3,126       2,612       6,049       5,240
                              ----------  ----------  ----------  ----------
INCOME BEFORE FEDERAL INCOME
 TAXES                             1,735       1,554       2,726       3,026

PROVISION FOR FEDERAL INCOME
 TAXES                               556         523         869       1,032
                              ----------  ----------  ----------  ----------
NET INCOME
                              $    1,179  $    1,031  $    1,857  $    1,994
                              ==========  ==========  ==========  ==========
Earnings per common share:
     Basic                    $     0.26  $     0.20  $     0.41  $     0.38
     Diluted                        0.26        0.19        0.40        0.37

Weighted average number of
 shares outstanding:
     Basic                     4,551,528   5,207,396   4,542,328   5,264,843
     Diluted                   4,621,247   5,320,304   4,614,340   5,377,878

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2000
AND THE SIX MONTHS ENDED SEPTEMBER 3O, 2000
(Unaudited)

                                                                 Unearned
                                                                 Shares
                                                                 Issued to               Accum-
                                                                 Employee                ulated
                                 Common      Addi-               Stock       Unearned    Other
                                 Stock       tional              Owner-      Shares      Compre-
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   hensive
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)   Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 1999       5,346,322  $ 58  $ 48,120  $ 13,602  $ (2,743)  $ (1,571)  $  (599) $ 56,867

Cash Dividends                      -     -         -    (1,827)        -          -         -    (1,827)
Exercise of stock options      34,096     -       137         -         -          -         -       137
Stock repurchased and
 retired                     (912,404)   (9)   (9,825)        -         -          -         -    (9,834)
Earned ESOP shares             24,629     -        25         -       321          -         -       346
Earned MRDP shares             28,566    -          -         -         -        393         -       393
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,521,209    49    38,457    11,775    (2,422)    (1,178)     (599)   46,082
Comprehensive income:
Net income                          -     -         -     3,877         -          -         -     3,877
Other comprehensive loss:
 Unrealized holding loss
 on securities of $1,454
 (net of $749 tax benefit)
 less reclassification
 adjustment for gains
 included in net income
 of $16 (net of $8 tax
 expense)                           -     -         -         -         -          -    (1,470)   (1,470)
                                                                                                --------
Total comprehensive income          -     -         -         -         -          -         -     2,407
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance, March 31, 2000     4,521,209    49    38,457    15,652    (2,422)    (1,178)   (2,069)   48,489
 Cash dividends                     -     -         -      (923)        -          -                (923)
 Exercise of stock options      9,782     -        28         -         -          -         -        28
 Earned ESOP shares                 -     -         3         -       102          -         -       105
 Earned MRDP shares             5,142     -         -         -         -         70         -        70
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,536,133    49    38,488    14,729    (2,320)    (1,108)   (2,069)   47,769
Comprehensive income:
Net income                          -     -         -     1,857         -          -         -     1,857
 Other comprehensive income:
  Unrealized holding gain
   on securities of $108
   (net of $56 tax
   expense)                         -     -         -        -          -          -       108       108
                                                                                                --------
Total comprehensive income                                                                         1,965
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance, September 30, 2000 4,536,133  $ 49  $ 38,488  $ 16,586  $ (2,320)  $ (1,108)  $(1,961) $ 49,734
                            =========  ====  ========  ========  ========   ========   =======  ========

See notes to consolidated financial statements.

                                                        3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(In thousands)                                       2000           1999
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   1,857      $   1,994
Adjustments to reconcile net income
 to cash provided by operating
 activities:
 Depreciation and amortization                         684            668
 Provision for losses on loans                         594            180

 Provision (Credit) for deferred income taxes         (236)          (107)
 Noncash expense related to ESOP benefit               104            146

 Noncash expense related to MRDP benefit               220            196
 Increase in deferred loan origination
  fees, net of amortization                             69            384
 Federal Home Loan Bank stock dividend                (123)           (96)
 Net gain(loss) on sale of real estate
  owned, mortgage-backed and investment
  securities and premises and equipment               (291)            39
 Changes in assets and liabilities:
  (Increase) Decrease in loans held for sale          (378)           341
  (Increase) Decrease in prepaid expenses
   and other assets                                    (65)            30
  Increase in accrued interest receivable             (377)          (119)
  Increase in accrued expenses and other
   liabilities                                         444            220
                                                 ---------      ---------
     Net cash provided by operating activities       2,508          3,876
                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                 (79,712)       (90,784)
 Principal repayments on loans                      51,259         52,086
 Loans sold                                          2,835          2,754
 Proceeds from call, maturity or sale of
  investment securities available for sale               -          1,000
 Purchase of investment securities available
  for sale                                               -         (1,673)
 Purchase of equity securities                      (5,000)             -
 Principal repayments on mortgage-backed
  securities held to maturity                        1,293          2,653
 Principal repayments on mortgage-backed
  securities available for sale                      4,356          7,724
 Principal repayments on investment securities
  held to maturity                                      21             20
 Proceeds from call or maturity of investment
  securities held to maturity                            -          4,000
 Purchase of premises and equipment                 (2,056)        (1,114)
 Purchase of Federal Home Loan Bank stock           (1,095)             -
 Proceeds from sale of real estate                     999            448
                                                 ---------      ---------
     Net cash used in investing activities         (27,100)       (22,886)
                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                   10,113         14,902
 Dividends paid                                       (923)          (947)
 Repurchase of common stock                              -         (3,549)
 Proceeds from Federal Home Loan Bank advances     129,686         32,000

 Repayment of Federal Home Loan Bank advances     (115,736)       (30,000)
     Net increase in advance payments by
      borrowers                                         54             62
 Proceeds from exercise of stock options                28            137
                                                 ---------      ---------
     Net cash provided by financing activities      23,222         12,605
                                                 ---------      ---------
NET DECREASE IN CASH                                (1,370)        (6,405)
CASH, BEGINNING OF PERIOD                           15,786         17,207
                                                 ---------      ---------
CASH, END OF PERIOD                              $  14,416      $  10,802
                                                 =========      =========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                       $   7,323      $   5,246
  Income taxes                                       1,240            960

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned          $   1,189      $     841

 Dividends declared and accrued in other
  liabilities                                          923            468
 Fair value adjustment to securities
  available for sale                                   163         (1,624)
 Income tax effect related to fair value
  adjustment                                           (56)           552

See notes to consolidated financial statements.

                   RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                              (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2000 Annual Report on Form 10-K. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation (RAMCORP.") and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

For the three months and six months ended September 30, 2000, the Company's total comprehensive income was $1.4 million and $2.0 million, respectively, compared to $1.1 million and $922,000 for the three and six months ended September 30, 1999, respectively.

Total comprehensive income for the three months and six months ended September 30, 2000 is comprised of net income of $1.2 million and $1.9 million and other comprehensive gain of $260,000 and $108,000, net of tax, respectively. Other comprehensive income for the three months and six months ended September 30, 2000, consists of unrealized securities gains of $260,000 and $108,000, net of tax, respectively.

Total comprehensive income for the three months and six months ended September 30, 1999 is comprised of net income of $1.0 million and $2.0 million and other comprehensive gain of $96,000 and loss of $1.1 million net of taxes, respectively. Other comprehensive income for the three months and six months ended September 30, 1999, consists of unrealized securities gains of $96,000 and unrealized securities losses of $1.1 million, net of tax, respectively.

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

                                           Three Months Ended
                                               September 30,
                                          ---------------------
                                          2000             1999
                                          ----             ----
Basic EPS computation:
 Numerator-Net Income                  $1,179,000      $1,031,000
 Denominator-Weighted average
  common shares outstanding             4,551,528       5,207,396

Basic EPS                              $     0.26      $     0.20
                                       ==========      ==========
Diluted EPS computation:
 Numerator-Net Income                  $1,179,000      $1,031,000
 Denominator-Weighted average
  common shares outstanding             4,551,528       5,207,396
 Effect of dilutive stock options          69,719         106,302
 Effect of dilutive MRDP                        -           6,606
                                       ----------      ----------
 Weighted average common shares
  and common stock equivalents          4,621,247       5,320,304

Diluted EPS                            $     0.26      $     0.19
                                       ==========      ==========

                                            Six Months Ended
                                               September 30,
                                          ---------------------
                                          2000             1999
                                          ----             ----
Basic EPS computation:
 Numerator-Net Income                  $1,857,000      $1,994,000
 Denominator-Weighted average
  common shares outstanding             4,542,328       5,264,843

Basic EPS                              $     0.41      $     0.38
                                       ==========      ==========
Diluted EPS computation:
 Numerator-Net Income                  $1,857,000      $1,994,000
 Denominator-Weighted average
  common shares outstanding             4,542,328       5,264,843
 Effect of dilutive stock options          72,012         109,111
 Effect of dilutive MRDP                        -           3,924
                                       ----------      ----------
 Weighted average common shares
 and common stock equivalents           4,614,340       5,377,878

Diluted EPS                            $     0.40      $     0.37
                                       ==========      ==========

(5)  Investment Securities
     ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   September 30, 2000              Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------
   Municipal securities         $     882   $        -  $        -  $    882
                                =========   ==========  ==========  ========
   March 31, 2000

   Municipal securities         $     903   $        -  $      (49) $    854
                                =========   ==========  ==========  ========

The contractual maturities of securities held to maturity are as follows (in thousands):

                                              Amortized           Estimated
   September 30, 2000                              Cost          Fair Value
                                              ---------          ----------

   Due after ten years                        $     882          $      882
                                              ---------          ----------
                                              $     882          $      882
                                              =========          ==========

There were no sales of investment securities classified as held to maturity during the period ended September 30, 2000 and 1999.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   September 30, 2000              Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------
   Agency securities            $  10,490   $        -  $     (846) $  9,644
   Equity securities                6,356            -        (466)    5,890
   School district bonds            2,574            -         (79)    2,495
                                ---------   ----------  ----------  --------
                                $  19,420   $        -  $   (1,391) $ 18,029
                                =========   ==========  ==========  ========
   March 31, 2000

   Agency securities            $  10,489   $        -  $     (780) $  9,709
   Equity securities                1,356            -        (617)      739
   School district bonds            2,576            -        (141)    2,435
                                ---------   ----------  ----------  --------
                                $  14,421   $        -  $   (1,538) $ 12,883
                                =========   ==========  ==========  ========

The contractual maturities of securities available for sale are as follows (in thousands):

                                              Amortized           Estimated
   September 30, 2000                              Cost          Fair Value
                                              ---------          ----------
   Due after one year through five years      $   3,000          $    2,971
   Due after five years through ten years         4,458               4,283
   Due after ten years                           11,962              10,775
                                              ---------          ----------
                                              $  19,420          $   18,029
                                              =========          ==========

(6)  Mortgage-backed Securities
     --------------------------
Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   September 30, 2000              Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------
   REMICs                       $   1,805   $       12  $        -  $  1,817
   FHLMC mortgage-backed
    securities                      1,999           10         (27)    1,982
   FNMA mortgage-backed
    securities                      3,564           37         (27)    3,574
                                ---------   ----------  ----------  --------
                                $   7,368   $       59  $      (54) $  7,373
                                =========   ==========  ==========  ========
   March 31, 2000

   REMICs                       $   1,985   $        2  $      (14) $  1,973
   FHLMC mortgage-backed
    securities                      2,377           20         (46)    2,351
   FNMA mortgage-backed
    securities                      4,295           28         (52)    4,271
                                ---------   ----------  ----------  --------
                                $   8,657   $       50  $     (112) $  8,595
                                =========   ==========  ==========  ========

Mortgage-backed securities held to maturity with an amortized cost of $265,000 and $322,000 and a fair value of $262,000 and $314,000 at September 30, 2000 and March 31, 2000, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                              Amortized           Estimated
   September 30, 2000                              Cost          Fair Value
                                              ---------          ----------
   Due after one year through five years      $   3,096          $    3,055
   Due after five years through ten years           356                 353
   Due after ten years                            3,916               3,965
                                              ---------          ----------
                                             $    7,368          $    7,373
                                             ==========          ==========

There were no sales of mortgage-backed securities held to maturity during the period ended September 30, 2000 and 1999.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   September 30, 2000              Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   REMICs                       $  34,222   $        -  $   (1,574) $ 32,648
   FHLMC mortgage-backed
    securities                        472            -          (2)      470
   FNMA mortgage-backed
    securities                      1,886            6         (10)    1,882
                                ---------   ----------  ----------  --------
                                $  36,580   $        6  $   (1,586) $ 35,000
                                =========   ==========  ==========  ========
   March 31, 2000

   REMICs                       $  38,137   $        -  $   (1,576) $ 36,561
   FHLMC mortgage-backed
    securities                        619            -          (7)      612
   FNMA mortgage-backed
    securities                      2,218            9         (22)    2,205
                                ---------   ----------  ----------  --------
                                $  40,974   $        9  $   (1,605) $ 39,378
                                =========   ==========  ==========  ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                              Amortized           Estimated
   September 30, 2000                              Cost          Fair Value
                                              ---------          ----------

   Due after one year through five years      $   1,680          $    1,669
   Due after five years through ten years         2,094               2,078
   Due after ten years                           32,806              31,253
                                              ---------          ----------
                                              $  36,580          $   35,000
                                              =========          ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $17.0 million and $20.9 million and a fair value of $15.6 million and $19.6 million at September 30, 2000 and March 31, 2000, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $5.1 million and $5.1 million and a fair value of $5.0 million and $5.0 million at September 30, 2000 and March 31, 2000, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.


(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                             September  30,   March 31,
                                                 2000           2000
                                             -------------    ---------

   One- to- four family                      $ 110,455        $ 102,542
   Multi-family                                 11,663           10,921
   Construction:
   One- to- four family                         52,844           49,338
   Multi-family                                    880            4,669
   Commercial real estate                        4,648            3,597
   Commercial                                   20,417           15,976
   Consumer:
   Secured                                      20,407           14,488
   Unsecured                                     2,285            2,755
   Land                                         25,900           25,475
   Commercial real estate                       50,010           42,871
                                             ---------        ---------
                                               299,509          272,632
   Less:
   Undisbursed portion of loans                 21,398           18,880
   Deferred loan fees                            3,424            3,355
   Allowance for loan losses                     1,886            1,362
   Unearned discounts                                1                1
                                             ---------        ---------
       Loans receivable, net                 $ 272,800        $ 249,034
                                             =========        =========

(8)  Loans held for Sale
     -------------------

The Company identifies loans held for sale at the time of origination and are carried at the lower of cost or estimated market value on an aggregate portfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.


(9)  Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                    September 30,        March 31,
                                        2000                2000
                                    -------------        ---------
Federal Home Loan Bank Advances        $74,500            $60,550
                                       =======            =======
 Weighted average interest rate:          6.94%              5.47%
                                          ====               ====

Borrowings have the following maturities at September 30, 2000 (in thousands):

                2000          $30,000
                2002           29,500
                2005           15,000
                              -------
                              $74,500
                              =======

(10) Shareholders' Equity
     --------------------

Repurchase of Common Stock

On January 20, 2000, the Company received regulatory approval to repurchase up to 10% or 545,834 shares of its outstanding common stock at December 31, 1999. At March 31, 2000, 555,834 common stock shares had been repurchased at an average cost of $9.96 per share, which includes 10,000 shares authorized under the February 9, 1999 approval. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

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

The effective date of this statement was deferred by the issuance of SFAS No.
137, Accounting for Derivative Instruments and Hedging Activities   Deferral
of the Effective Date of FASB No. 133. SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements are now effective for the Company's fiscal year ending March 31, 2001. The Company does not anticipate that the adoption of SFAS No. 133, as amended, will have a material effect on its financial position or results of operations.

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

At September 30, 2000, the Company had commitments to originate fixed rate mortgages of $2.2 million at interest rates ranging from 7.50% to 9.25%. At September 30, 2000 adjustable rate mortgage loan commitments were $747,000 at an average interest rate of 11.02%. Undisbursed balance of mortgage loans closed was $21.4 million at September 30, 2000. Consumer loan commitments totaled $963,000 and unused lines of consumer credit totaled $10.4 million at September 30, 2000. Commercial and commercial real estate loan commitments totaled $1.7 million and unused lines of commercial and commercial real estate credit totaled $15.5 million at September 30, 2000. The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operation, or liquidity.

Item 2. RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

The Community Bank is a community-oriented, financial institution, offering traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of construction loans, commercial loans, commercial real estate loans and consumer loans. The Community Bank operates twelve branches in southwest Washington, including eight branches in Clark County. The new Washougal branch opened the first quarter of fiscal year 2001 and replaced the existing Washougal branch. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. RAMCORP., a subsidiary of the

Community Bank, was established to operate the trust and investment activities. The headquarters of RAMCORP. are in the Community Bank's Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $84.7 million at September 30, 2000 were managed by the RAMCORP. in fiduciary or agency capacity. The Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, during the second quarter of fiscal year 2001.

Financial Condition

At September 30, 2000, the Company had total assets of $370.6 million compared with $344.7 million at March 31, 2000. The $25.9 million, or 7.5% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $14.4 million at September 30, 2000, compared to $15.8 million at March 31, 2000. At September 30, 2000, the Company had $299.5 million in gross loans, an increase of $26.9 million compared to $272.6 million at March 31, 2000. Commercial loans increased $4.0 million to $20.0 million at September 30, 2000 from $16.0 million at March 31, 2000. The $4.0 million increase was comprised of several loans and occurred in commercial loans secured by equipment, commercial loans secured by other collateral and unsecured commercial loans. Commercial real estate loans increased $7.1 million to $50.0 million at September 2000 from $42.9 million at March 31, 2000. Loans receivable (Note 7) provides a detailed analysis of the $299.5 million gross loan portfolio at September 30, 2000 as compared to the $272.6 million gross loan portfolio at March 31, 2000. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family mortgage loans. Deposits totaled $242.5 million at September 30, 2000 compared to $232.4 million at March 31, 2000. FHLB advances totaled $74.5 million at September 30, 2000 and $60.6 million at March 31, 2000. During the quarter ended September 30, 2000, the Company replaced $10.0 million of matured FHLB short-term fixed rate advance with $4.5 million of FHLB long-term fixed rate borrowings and $15.0 million of fixed rate FHLB putable advance (a fixed rate advance in which FHLB purchases from the Company the option to terminate the advance on specific dates through its term after a specified period of time) with optional termination dates beginning July 14, 2001 and each quarter thereafter.

Capital Resources

Total shareholders' equity was at $49.7 million at September 30, 2000 compared to $48.5 million at March 31, 2000. The activity in shareholders' equity for the six months ended September 30, 2000 was $1.9 million in earnings for the year to date, dividends of $923,000, exercise of stock options of $28,000, earned ESOP shares $105,000, earned MRDP shares $70,000 and $108,000 change in net unrealized gain on securities available for sale, net of tax.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 2000, the Community Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2000, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At September 30, 2000, the Community Bank's tangible, core and risk-based total capital ratios amounted to 11.8%, 11.8%, and 17.2%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                              Categorized as
                                                   For      "Well Capitalized"
                                                 Capital          Under
                                                 Adequacy    Prompt Corrective
                                 Actual          Purpose      Action Provision
                            --------------------------------------------------
                            Amount   Ratio   Amount   Ratio   Amount    Ratio
As of September 30, 2000    ------   -----   ------   -----   ------    -----
Total Capital:
(To Risk Weighted Assets)   $45,293  17.93%  $20,214   8.0%   $25,268   10.0%
Tier I Capital:
(To Risk Weighted Assets)    43,407  17.18     N/A     N/A     15,161    6.0
Core Capital:
(To Total Assets)            43,407  11.83    11,008   3.0     18,347    5.0
Tangible Capital:
(To Tangible Assets)         43,407  11.83     5,504   1.5       N/A     N/A


As of March 31, 2000
Total Capital:
(To Risk Weighted Assets)   $42,543  19.93%  $17,079   8.0%   $21,349   10.0%
Tier I Capital:
(To Risk Weighted Assets)    41,652  19.51     N/A     N/A     12,809    6.0
Core Capital:
(To Total Assets)            41,652  12.27    10,185   3.0     16,976    5.0
Tangible Capital:
(To Tangible Assets)         41,652  12.27     5,093   1.5       N/A     N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to accounting principles generally accepted in the United States, to regulatory tangible and risk-based capital at September 30, 2000 (in thousands):

Equity                                 $44,262
Net unrealized loss on securities
        available for sale               1,637
Core deposit intangible asset           (1,186)
Deferred tax and servicing asset        (1,306)
                                       -------
           Tangible capital             43,407
General valuation allowance              1,886
                                       -------
           Total capital               $45,293
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 24.5% at September 30, 2000 compared to 27.1% at March 31, 2000. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs.

Cash, including interest-earning overnight investments, was $14.4 million at September 30, 2000 compared to $15.8 million at March 31, 2000. Investment securities and mortgage-backed securities available for sale at September 30, 2000 were $18.0 million and $35.0 million, respectively, compared to $12.9 million and $39.4 million, respectively, at March 31, 2000. See "Financial Condition."

Asset Quality

Allowance for loan losses was $1.9 million at September 30, 2000, compared to $1.4 million at March 31, 2000. Management deemed the allowance for loan losses at September 30, 2000 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. During the second quarter of fiscal year 2001 no provision for loan losses was made. Review of the pertinent factors showed that the allowance for loan losses was adequate. The September 30, 2000 ratio of allowance to gross loans remained a favorable ratio of 0.63% compared 0.50% at year end March 31, 2000. The $46,000 in net losses experienced during the second of quarter of fiscal year 2001 was in consumer loans and residential real estate construction. The Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolios in the future. The two major reasons for this fact is because the size of the commercial loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two years. Commercial loans are considered to involve a higher degree of credit risk than one- to- four residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.5 million, or 0.41% of total assets at September 30, 2000 compared with $1.3 million, or 0.39% of total assets at March 31, 2000. The real estate owned at September 30, 2000 totaled $1.1 million and consisted of three land development loans totaling $422,000, five one- to-four residential real estate loans totaling

$667,000. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                               September 30, 2000   March 31, 2000
                               ------------------   --------------
                                      (Dollars in thousands)
Loans accounted for on
a non-accrual basis:

Real Estate
 Residential                       $  210               $1,153
Commercial                             29                   99
Consumer                              186                   26
                                   ------               ------
      Total                           425                1,278
                                   ======               ======
Accruing loans which are
contractually past due 90
days or more                            -                    -
                                   ------               ------
Total of non-accrual and
90 days past due loans                425                1,278
                                   ------               ------

Real estate owned                   1,089                   30
Other personal property owned           -                   35
                                   ------               ------
  Total non-performing assets      $1,514               $1,343
                                   ======               ======
Total loans delinquent 90
days or more to net loans            0.16%                0.51%

Total loans delinquent 90
days or more to total assets         0.11                 0.37

Total non-performing assets
to total assets                      0.41                 0.39


        Comparison of Operating Results for the Three Months Ended
                        September 30, 2000 and 1999

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

Net income for the three months ended September 30, 2000 was $1.2 million, $0.26 per basic share ($0.26 per diluted share). This compares to net income of $1.0 million, $0.20 per basic share ($0.19 per diluted share) for the same period in fiscal year 2000. Non-interest income increased $432,000 or 59.3% for the three months ended September 30, 2000 compared to the prior year. The $432,000 increase reflects the sale of a branch site and land held for future development resulting in a pretax gain of $309,000.

Average interest-earning assets increased to $346.7 million for the three months ending September 30, 2000 from $298.6 million for the three months ending September 30, 1999. The $48.1 million increase is due primarily to growth in the loan portfolio, which was partially offset by principal pay downs in the mortgage-backed securities portfolio.

Interest income for the three months ended September 30, 2000 was $7.7 million, an increase of $1.5 million, or 24.2% over the $6.2 million interest income for the same period in fiscal 2000. Yield on interest-earning assets for the second quarter of fiscal year 2001 was 8.83% compared to 8.21% for the same three month period in fiscal year 2000. The higher second quarter fiscal 2001 yield reflects the higher yield on loans, mortgage-backed securities and investment securities as compared to the second quarter in fiscal year 2000. The higher interest income in the second quarter of fiscal year 2001 as compared to the fiscal year 2000 second quarter resulted primarily from growth in the loan portfolio.

Interest expense was $4.0 million for the second quarter in fiscal year 2001 as compared to $2.6 million for the second quarter in the prior year. The cost of interest-bearing liabilities for the second quarter of fiscal year 2000 was 5.52% compared to 4.38% for the same three month period in prior year. The increased cost of interest-bearing liabilities reflects the increase in interest rates and volumes of money market accounts, certificates of deposits and FHLB advances. Money market accounts continued to have strong growth reaching $45.7 million in average balance for the period ended September 30, 2000 compared to an average balance of $36.4 million for the period ended September 30, 1999.

Net interest income increased $173,000, or 4.9%, to $3.7 million for the three months ended September 30, 2000, compared to $3.5 million for the three months ended September 30, 1999. Net interest income increased $619,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2001 compared to the same period in prior year. The change in interest rates for these three month periods reduced net interest income $219,000. The change in rate volume mix for the same three month periods reduced net interest income $227,000. The interest rate spread decreased from 3.83% for the three month 2000 period to 3.36% for the three month 2001 period. The net interest margin decreased to 4.28% during the second quarter ended September 30, 2000 from 4.71% for the second quarter ended September 30, 1999. The decreased fiscal year 2001 net interest margin reflects the reduced amount of loan fees amortized to income in the first quarter of fiscal 2001 compared to the same period for the prior year and the fact that increases in the cost of interest-bearing liabilities have been larger than increases in earnings on interest-earning assets. Average interest-earning assets increased by $48.1 million to $346.7 million during the second quarter ended September 30, 2000 from $298.6 million for the second quarter ended September 30, 1999. The $46.3 million increase in average interest-earning assets was offset by the $50.6 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $289.1 million during the quarter ended September 30, 2000 from $238.6 million for the quarter ended September 30, 1999.

There was no provision for loan losses during the three months ended September 30, 2000. There was $40,000 and $6,000 in net charge-offs of consumer and residential construction loans, respectively, during the three months ended September 30, 2000.

Non-interest income increased $432,000 or 59.3% to $1.2 million for the three months ended September 30, 2000 from $728,000 for the three months ended September 30, 1999. The 59.3% increase is a reflection of the sale of the branch site and land held for investment, increase in fees received from ATMs, service charges on deposit accounts and trust. During the second quarter of fiscal year 2001, the Company sold a branch site that had been replaced by a new facility and land that had been held for future development resulting in a non-interest income pretax gain of $309,000.

Non-interest expense increased $514,000, or 19.7%, from $2.6 million for the quarter ended September 30, 1999 to $3.1 million for the quarter ended September 30, 2000. Salaries and employee benefits increased $340,000 to $1.7 million for the quarter ended September 30, 2000 from $1.3 million compared to the same quarter in 1999. There were 24 more full-time equivalent employees during the 2001 quarter over the 2000 quarter. The increase in full-time equivalent employees was due to the expansion occurring in branches, commercial lending, trust company, mortgage brokers and support functions. In November 1999 and March 2000 two new branches were opened in Clark County increasing the total number of branches to twelve. The Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in September 2000.

Provision for federal income taxes for the second quarter of fiscal year 2001 was $556,000, resulting in an effective tax rate of 32%, compared to $523,000 and 34% for the same quarter of fiscal year 2000. The decrease in the effective tax rate for three months ended September 30, 2000 is primarily attributable to the impact of tax exempt interest, ESOP dividends and the dividend received deduction.

        Comparison of Operating Results for the Six Months Ended
                       September 30, 2000 and 1999

Net income for the six months ended September 30, 2000 was $1.9 million, $0.41 per basic share ($0.40 per diluted share). This compares to net income of $2.0 million, $0.38 per basic share ($0.37 per diluted share) for the same period in fiscal year 2000. Non-interest income for second quarter of fiscal year 2001 includes a $309,000 pretax gain on sale of fixed assets and land.

Average interest-earning assets increased to $338.4 million for the six months ending September 30, 2000 from $294.1 million for the six months ending September 30, 1999.

Interest income for the six months ended September 30, 2000 was $15.0 million, an increase of $2.9 million or 23.4% over $12.1 million for the same period in 1999. Yield on interest-earning assets for the six month 2000 period was 8.85% compared to 8.26% for the six month 1999 period. The higher fiscal year 2001 yield on interest-earning assets reflects the higher interest yield on mortgage loans, mortgage-backed securities and investment securities as compared to the same prior year period. The higher interest income for the six month period ended September 30, 2000 as compared to the same period in 1999 resulted from growth in the loan portfolio.

Interest expense for the six months ended September 30, 2000 was $7.5 million, an increase of $2.3 million, or 45.6% over $5.2 million for the same period in 1999. The cost of interest-bearing liabilities for the fiscal year 2001 six months was 5.35% compared to 4.40% for the fiscal year 2000 six months. The increased interest expense is due to a 19.5% growth in interest-bearing liabilities from $235.0 million at September 30, 1999 to $280.8 million at September 30, 2000 and to the increased cost of interest-bearing liabilities. Growth in the six month average balance of money market accounts from $31.8 million for the six month period ended September 30, 1999 to $45.0 million for the six month period ended September 30, 2000 contributed to reducing the cost of interest-bearing liabilities for the 2001 fiscal period.

Net interest income increased $488,000, or 7.0%, to $7.4 million for the six months ended September 30, 2000, compared to $7.0 million for the six months ended September 30, 1999. The change in volume of year to date average interest-earning assets and liabilities compared at September 30, 2000 and September 30, 1999 increased net interest income $1.3 million. The change in interest rates decreased net interest income $437,000 and the rate volume mix decreased net interest income $416,000 for the six month period ended September 30, 2000 over the six month period ended September 30, 1999. The $488,000 increase in net interest income for the six months ended September 30, 2000 was due primarily to the 15.1% increase in average interest-earning assets to $338.4 million at September 30, 2000 from $294.1 million at September 30, 1999. The interest rate spread decreased from 3.86% for the six month 1999 period to 3.51% for the six month 2000 period. The net interest margin decreased to 4.42% during the six month period ended September 30, 2000 from 4.75% for the six month period ended September 30, 1999. The decreased margin reflects the reduction in loan fee income and the lagging deposit growth relative to the growth in total earning assets and the resultant increase in the Community Bank's incremental cost of borrowing.

The provision for loan losses was $594,000 and there were $70,000 in net charge-offs during the six months ended September 30, 2000 compared to a $180,000 provision and $164,000 in net charge-offs during the six months ended September 30, 1999. The increase in the provision for loan losses is the result of growth in the loan portfolio and the change in mix and risks. Loan receivable (Note 7) provides a detailed analysis of the $23.8 million increase in gross loans. Total nonperforming assets to total assets has increased from 0.39% at March 31, 2000 to 0.41% at September 30, 2000. Nonaccrual loans have decreased to $425,000 at September 30, 2000 from $1.3 million at March 31, 2000. Real estate owned has increased from $65,000 at March 31, 2000 to $1.1 million at September 30, 2000. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $435,000 or 29.2% to $1.9 million for the six months ended September 30, 2000 compared to $1.5 million for the same period for the prior year. Excluding the $309,000 pretax gain on sale of land and fixed assets, non-interest income increased $126,000 or 8.5 % for the six months ended September 30, 2000 when compared to the same period in the prior year. The $126,000 increase in non-interest income was fueled by the increase in fees received from ATMs, service charges on deposit accounts and trust.

Non-interest expense increased $809,000, or 15.4%, from $5.2 million for the six months ended September 30, 1999 to $6.0 for the six months ended September 30, 2000. The $809,000 increase reflects the addition of 24 full-time equivalent employees and increased occupancy expense. Full time equivalent employees increased to 143 at September 30, 2000 compared to 119 at September 30, 1999 due to expansion of branches, commercial lending, mortgage brokers, trust company and support functions. Salaries and employee benefits increased $573,000 to $3.3 million for the six months ended September 30, 2000 as compared to $2.7 million for the same period in fiscal year 2000.

Provision for federal income taxes for the six months ended September 30, 2000 was $869,000 million resulting in an effective tax rate of 32%, compared to $1.0 million and 34% for the same period a year ago. The 2% decrease in the effective tax rate for the six months ended September 30,

2000 is primarily attributable to the impact of tax exempt interest, ESOP dividends and the ESOP market value adjustment.


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

        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Meeting of Stockholders of Riverview Bancorp, Inc. was held on July 19, 2000. The results of the vote on the matters presented at the meeting is as follows:

        1.  The following individuals were elected as directors:

                                         For                   Withheld
                                                           No. of
                             No. of Votes    Percentage    Votes   Percentage
                             ------------    ----------    -----   ----------
        Robert K. Leick        3,864,307        99.76      9,273       0.24
        (three year term)

        Gary R. Douglass       3,864,674        99.77      8,906       0.23
        (three year term)

        2. Deloitte & Touche LLP was appointed as independent auditors for the fiscal year ending March 31, 2001:

   For: 3,864,099 (99.75%)   Against: 4,500 (0.12%)    Abstain: 4,981 (0.13%)

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

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended September 30, 2000.

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

                                    RIVERVIEW BANCORP, INC.


DATE:  November 10, 2000            BY:  /S/ Patrick Sheaffer
                                         Patrick Sheaffer
                                         President

DATE:  November 10, 2000            BY:  /S/ Ron Wysaske
                                         Ron Wysaske
                                         Executive Vice President/Treasurer