Form 10-Q
period 2000-12-31
RIVERVIEW BANCORP INC
filed 2001-02-05
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-----         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                              -----------------
                                    OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,613,899 shares as of January 31, 2001.

                                 Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                         Page
         ---------------------                                         ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of December 31, 2000 and March 31, 2000                       1

       Consolidated Statements of Income: Three and Nine
       Months Ended December 31, 2000 and 1999                          2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2000 and for the
       Nine Months Ended December 31, 2000                              3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended December 31, 2000 and 1999                     4

       Notes to Consolidated Financial Statements                       5-10


 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    11-19

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                             19



Part II. Other Information                                             20


SIGNATURES                                                             21

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 and MARCH 31, 2000

                                                  DECEMBER 31,     MARCH 31,
(In thousands, except share data)  (Unaudited)        2000           2000
----------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts
 of $11,701 and $5,378)                           $  26,997        $  15,786
Loans held for sale                                     310                -
Investment securities held to maturity,
 at amortized cost (fair value of $843
 and $854)                                              882              903
Investment securities available for sale,
 at fair value (amortized cost of $19,418
 and $14,421)                                        18,454           12,883
Mortgage-backed securities held to maturity,
 at amortized cost (fair value of $7,011
 and $8,595)                                          6,942            8,657
Mortgage-backed securities available for
 sale, at fair value (amortized cost of
 $36,015 and $40,974)                                35,452           39,378
Loans receivable (net of allowance for
 loan losses of $1,946 and $1,362)                  284,062          249,034
Real estate owned                                     1,120               65
Prepaid expenses and other assets                       837              875
Accrued interest receivable                           2,453            1,881
Federal Home Loan Bank stock, at cost                 4,362            3,074
Premises and equipment, net                          10,706            9,088
Land held for development                                 -              471
Deferred income taxes, net                              906            1,236
Core deposit intangible, net                          1,104            1,349
                                                  ---------        ---------
TOTAL ASSETS                                      $ 394,587        $ 344,680
                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                  $ 269,905        $ 232,355
Accrued expenses and other liabilities                3,498            3,147
Advance payments by borrowers for taxes
 and insurance                                           85              139
Federal Home Loan Bank advances                      69,500           60,550
                                                  ---------        ---------
Total liabilities                                   342,988          296,191

COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value;
 250,000 authorized, issued and outstanding,
 none                                                     -                -
Common stock, $.01 par value; 50,000,000
 authorized, December 31, 2000 - 4,940,280
 issued, 4,613,899 outstanding;
 March 31, 2000 - 4,902,503 issued,
 4,521,209 outstanding                                   49               49
Additional paid-in capital                           38,566           38,457
Retained earnings                                    17,022           15,652
Unearned shares issued to employee stock
 ownership trust                                     (2,268)          (2,422)
Unearned shares held by the management
 recognition and development plan                      (762)          (1,178)
Accumulated other comprehensive loss                 (1,008)          (2,069)
                                                  ---------        ---------
     Total shareholders' equity                      51,599           48,489
                                                  ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 394,587        $ 344,680
                                                  =========        =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended      Nine Months Ended
                                    December 31,            December 31,
(In thousands, except share      2000         1999       2000        1999
data)(Unaudited)
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans
  receivable                  $    6,763  $    5,227  $   19,393  $   14,730
 Interest on investment
  securities                         207         207         622         685
 Interest on mortgage-backed
  securities                         756         828       2,336       2,649
 Other interest and dividends        260         120         603         443
                              ----------  ----------  ----------  ----------
     Total interest income         7,986       6,382      22,954      18,507
                              ----------  ----------  ----------  ----------

INTEREST EXPENSE:
 Interest on deposits              2,964       2,204       8,072       6,315
 Interest on borrowings            1,253         623       3,670       1,682
                              ----------  ----------  ----------  ----------
     Total interest expense        4,217       2,827      11,742       7,997
                              ----------  ----------  ----------  ----------
     Net interest income           3,769       3,555      11,212      10,510

 Less provision for loan
  losses                             140         242         734         422
                              ----------  ----------  ----------  ----------
     Net interest income after
     provision for loan losses     3,629       3,313      10,478      10,088
                              ----------  ----------  ----------  ----------
NON-INTEREST INCOME:
 Fees and service charges            802         596       2,284       1,894
 Gain on sale of loans held
  for sale                            41          10          60          24
 Gain on sale of securities            -          24           -          24
 Gain on sale of other real
  estate owned                        20           -          31          39
 Gain on sale of land and
  fixed assets                         -           -         309           -
 Loan servicing income                27          29          91         101
 Other                                15           -          56          68
                              ----------  ----------  ----------  ----------
     Total non-interest income       905         659       2,831       2,150
                              ----------  ----------  ----------  ----------
NON-INTEREST EXPENSE:
 Salaries and employee
  benefits                         1,729       1,449       5,033       4,180
 Occupancy and depreciation          540         355       1,375       1,022
 Data processing                     241         189         667         558
 Amortization of core
  deposit intangible                  82          82         245         245
 Marketing expense                   115         133         510         471
 FDIC insurance premium               12          30          35          88
 Other                               512         504       1,415       1,418
                              ----------  ----------  ----------  ----------
     Total non-interest expense    3,231       2,742       9,280       7,982
                              ----------  ----------  ----------  ----------
INCOME BEFORE FEDERAL INCOME
 TAXES                             1,303       1,230       4,029       4,256

PROVISION FOR FEDERAL INCOME
 TAXES                               400         362       1,269       1,394
                              ----------  ----------  ----------  ----------
NET INCOME                    $      903  $      868  $    2,760  $    2,862
                              ==========  ==========  ==========  ==========
Earnings per common share:
   Basic                      $     0.20  $     0.17  $     0.61  $     0.55
   Diluted                          0.19        0.17        0.60        0.54
Weighted average number
 of shares outstanding:
   Basic                       4,600,472   5,097,451   4,561,780   5,208,843
   Diluted                     4,657,870   5,186,319   4,628,819   5,317,529

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2000
AND THE NINE MONTHS ENDED DECEMBER 31, 2000
(Unaudited)


                                                                 Unearned
                                                                 Shares
                                                                 Issued to               Accum-
                                                                 Employee                ulated
                                 Common      Addi-               Stock       Unearned    Other
                                 Stock       tional              Owner-      Shares      Compre-
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   hensive
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)   Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 1999       5,346,322  $ 58  $ 48,120  $ 13,602  $ (2,743)  $ (1,571)  $  (599) $ 56,867

Cash dividends                      -     -         -    (1,827)        -          -         -    (1,827)
Exercise of stock options      34,096     -       137         -         -          -         -       137
Stock repurchased and
 retired                     (912,404)   (9)   (9,825)        -         -          -         -    (9,834)
Earned ESOP shares             24,629     -        25         -       321          -         -       346
Earned MRDP shares             28,566     -         -         -         -        393         -       393
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,521,209    49    38,457    11,775    (2,422)    (1,178)     (599)   46,082
Comprehensive income:
Net income                          -     -         -     3,877         -          -         -     3,877
Other comprehensive loss:
  Unrealized holding loss
  on securities of $1,454
  (net of $749 tax benefit)
  less reclassification
  adjustment for gains in-
  cluded in net income of
  $16 (net of $8 tax
  expense)                          -     -         -         -         -          -    (1,470)   (1,470)
                                                                                                --------
Total comprehensive income          -     -         -         -         -          -         -     2,407
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance, March 31, 2000     4,521,209    49    38,457    15,652    (2,422)    (1,178)   (2,069)   48,489
Cash dividends                      -     -         -    (1,390)        -          -              (1,390)
Exercise of stock options      37,777     -       106         -         -          -         -       106
Earned ESOP shares             24,633     -         3         -       154          -         -       157
Earned MRDP shares             30,280     -         -         -         -        416         -       416
                            ---------  ----  --------  --------  --------   --------   -------  --------
                            4,613,899    49    38,566    14,262    (2,268)      (762)   (2,069)   47,778
Comprehensive income:
Net income                          -     -         -     2,760         -          -         -     2,760
 Other comprehensive income:
  Unrealized holding gain
  on securities of $108
  (net of $56 tax expense)          -     -         -         -         -          -     1,061     1,061
                                                                                                --------
Total comprehensive income                                                                         3,821
                            ---------  ----  --------  --------  --------   --------   -------  --------
Balance,  December 31, 2000 4,613,899  $ 49  $ 38,566  $ 17,022  $ (2,268)  $   (762)  $(1,008) $ 51,599
                            =========  ====  ========  ========  ========   ========   =======  ========

See notes to consolidated financial statements.
                                                        3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands)                                       2000           1999
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   2,760      $   2,862
Adjustments to reconcile net income to cash
 provided by operating activities:
 Depreciation and amortization                       1,068            997
 Provision for losses on loans                         734            422
 Provision (Credit) for deferred income taxes         (216)           208
 Noncash expense related to ESOP benefit               156            211
 Noncash expense related to MRDP benefit               306            295
 Increase in deferred loan origination fees,
  net of amortization                                   71            395
 Federal Home Loan Bank stock dividend                (193)          (145)
 Net (gain) loss on sale of real estate
  owned, mortgage-backed and investment
  securities and premises and equipment               (301)            14
 Changes in assets and liabilities:
  (Increase) Decrease in loans held for sale          (310)           190
  (Increase) Decrease in prepaid expenses
   and other assets                                     33             88
  Increase in accrued interest receivable             (571)          (205)
  Increase in accrued expenses and other
   liabilities                                         462            228
                                                 ---------      ---------
     Net cash provided by operating activities       3,999          5,560
                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                (119,411)      (121,331)
 Principal repayments on loans                      76,432         70,418
 Loans sold                                          5,485          3,673
 Proceeds from call, maturity or sale of
  investment securities available for sale               -          1,000
 Purchase of investment securities available
  for sale                                               -         (1,673)
 Purchase of equity securities                      (5,000)             -
 Principal repayments on mortgage-backed
  securities held to maturity                        1,718          3,557
 Principal repayments on mortgage-backed
  securities available for sale                      4,911         10,488
 Principal repayments on investment
  securities held to maturity                           21             20
 Proceeds from call or maturity of
  investment securities held to maturity                 -          4,000
 Purchase of premises and equipment                 (2,404)        (2,563)
 Purchase of Federal Home Loan Bank stock           (1,095)             -
 Proceeds from sale of real estate                   1,392            578
                                                 ---------      ---------
     Net cash used in investing activities         (37,951)       (31,833)
                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                   37,550         23,472
 Dividends paid                                     (1,390)        (1,412)
 Repurchase of common stock                              -         (4,302)
 Proceeds from Federal Home Loan Bank advances     154,686        110,282
 Repayment of Federal Home Loan Bank advances     (145,736)      (106,713)

 Net increase in advance payments by borrowers         (54)             5
 Proceeds from exercise of stock options               107            137
                                                 ---------      ---------
     Net cash provided by financing activities      45,163         21,469
                                                 ---------      ---------
NET INCREASE IN CASH                                11,211         (4,804)
CASH, BEGINNING OF PERIOD                           15,786         17,207
                                                 ---------      ---------
CASH, END OF PERIOD                              $  26,997      $  12,403
                                                 =========      =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                       $  14,473      $   7,927
  Income taxes                                       1,722          1,355

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned          $   1,660      $     876
 Dividends declared and accrued in other
  liabilities                                          467            465
 Fair value adjustment to securities available
  for sale                                           1,607         (2,153)
 Income tax effect related to fair value
  adjustment                                          (546)           732

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2000 Annual Report on Form 10-K. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2)   Principles of Consolidation
      ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP") and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. Significant inter-company balances and transactions have been eliminated in the consolidation.

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

For the three months and nine months ended December 31, 2000, the Company's total comprehensive income was $1.9 million and $3.8 million, respectively, compared to comprehensive income of $503,000 and $1.4 million for the three and nine months ended December 31, 1999, respectively.

Total comprehensive income for the three months and nine months ended December 31, 2000 is comprised of net income of $903,000 and $2.8 million and other comprehensive gain of $953,000 and $1.1 million, net of tax, respectively. Other comprehensive income for the three months and nine months ended December 31, 2000, consists of unrealized securities gains of $953,000 and $1.1 million, net of ax, respectively.

Total comprehensive income for the three months and nine months ended December 31, 1999 is comprised of net income of $868,000 and $2.9 million and other comprehensive loss of $365,000 and $1.4 million net of taxes, respectively. Other comprehensive loss for the three months and nine months ended December 31, 1999, consists of unrealized securities loss of $349,000 and $1.4 million, net of tax benefits less gains on securities available for sale included in non-interest income of $16,000 net of tax, respectively.

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

                                           Three Months Ended
                                               December 31,
                                          ---------------------
                                          2000             1999
                                          ----             ----
Basic EPS computation:
 Numerator-Net Income                  $  903,000      $  868,000
 Denominator-Weighted average
  common shares outstanding             4,600,472       5,097,451

Basic EPS                              $     0.20      $     0.17
                                       ==========      ==========
Diluted EPS computation:
 Numerator-Net Income                  $  903,000      $  868,000
 Denominator-Weighted average
  common shares outstanding             4,600,472       5,097,451
 Effect of dilutive stock options          57,398          88,868
                                       ----------      ----------
 Weighted average common shares
 and common stock equivalents           4,657,870       5,186,319

Diluted EPS                            $     0.19      $     0.17
                                       ==========      ==========

                                            Nine Months Ended
                                               December 31,
                                          ---------------------
                                          2000             1999
                                          ----             ----
Basic EPS computation:
 Numerator-Net Income                  $2,760,000      $2,862,000
 Denominator-Weighted average
  common shares outstanding             4,561,780       5,208,843

Basic EPS                              $     0.61      $     0.55
                                       ==========      ==========
Diluted EPS computation:
 Numerator-Net Income                  $2,760,000      $2,862,000
 Denominator-Weighted average
  common shares outstanding             4,561,780       5,208,843
 Effect of dilutive stock options          67,039         102,273
 Effect of dilutive MRDP                        -           6,413
                                       ----------      ----------
 Weighted average common shares
  and common stock equivalents          4,628,819       5,317,529

Diluted EPS                            $     0.60      $     0.54
                                       ==========      ==========

(5)   Investment Securities
      ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   December 31, 2000               Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   Municipal securities         $     882   $        -  $      (39) $    843
                                =========   ==========  ==========  ========
   March 31, 2000

   Municipal securities         $     903   $        -  $      (49) $    854
                                =========   ==========  ==========  ========

The contractual maturities of securities held to maturity are as follows (in thousands):

                                              Amortized           Estimated
   December 31, 2000                               Cost          Fair Value
                                              ---------          ----------

   Due after ten years                        $     882          $      843
                                              ---------          ----------
                                              $     882          $      843
                                              =========          ==========

There were no sales of investment securities classified as held to maturity during the period ended December 31, 2000 and 1999.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   December 31, 2000               Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   Agency securities            $  10,490   $        -  $     (486) $ 10,004
   Equity securities                6,355           13        (469)    5,899
   School district bonds            2,573            -         (22)    2,551
                                ---------   ----------  ----------  --------
                                $  19,418   $       13  $     (977) $ 18,454
                                =========   ==========  ==========  ========
   March 31, 2000

   Agency securities            $  10,489   $        -  $     (780) $  9,709
   Equity securities                1,356            -        (617)      739
   School district bonds            2,576            -        (141)    2,435
                                ---------   ----------  ----------  --------
                                $  14,421   $        -  $   (1,538) $ 12,883
                                =========   ==========  ==========  ========

The contractual maturities of securities available for sale are as follows (in thousands):

                                              Amortized           Estimated
   December 31, 2000                               Cost          Fair Value
                                              ---------          ----------

   Due after one year through five years      $   3,000          $    2,995
   Due after five years through ten years         4,457               4,399
   Due after ten years                           11,961              11,060
                                              ---------          ----------
                                              $  19,418          $   18,454
                                              =========          ==========

(6)   Mortgage-backed Securities
      --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   December 31, 2000               Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------

   REMICs                       $   1,805   $       27  $        -  $  1,832
   FHLMC mortgage-backed
    securities                      1,848           11         (15)    1,844
   FNMA mortgage-backed
    securities                      3,289           48          (2)    3,335
                                ---------   ----------  ----------  --------
                                $   6,942   $       86  $      (17) $  7,011
                                =========   ==========  ==========  ========
   March 31, 2000

   REMICs                       $   1,985   $        2  $      (14) $  1,973
   FHLMC mortgage-backed
    securities                      2,377           20         (46)    2,351
   FNMA mortgage-backed
    securities                      4,295           28         (52)    4,271
                                ---------   ----------  ----------  --------
                                $   8,657   $       50  $     (112) $  8,595
                                =========   ==========  ==========  ========

Mortgage-backed securities held to maturity with an amortized cost of $3.1 million and $322,000 and a fair value of $3.1 million and $314,000 at December 31, 2000 and March 31, 2000, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                              Amortized           Estimated
   December 31, 2000                               Cost          Fair Value
                                              ---------          ----------

   Due after one year through five years      $   2,779          $    2,777
   Due after five years through ten years           343                 347
   Due after ten years                            3,820               3,887
                                              ---------          ----------
                                              $   6,942          $    7,011
                                              =========          ==========

There were no sales of mortgage-backed securities held to maturity during the period ended December 31, 2000 and 1999.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross      Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair
   December 31, 2000               Cost        Gains      Losses      Value
                                ---------   ----------  ----------  --------


   REMICs                       $  33,752   $        8  $     (585) $ 33,175
   FHLMC mortgage-backed
    securities                        457            6           -       463
   FNMA mortgage-backed
    securities                      1,806            8           -     1,814
                                ---------   ----------  ----------  --------
                                $  36,015   $       22  $     (585) $ 35,452
                                =========   ==========  ==========  ========
   March 31, 2000

   REMICs                       $  38,137   $        -  $   (1,576) $ 36,561
   FHLMC mortgage-backed
    securities                        619            -          (7)      612
   FNMA mortgage-backed
    securities                      2,218            9         (22)    2,205
                                ---------   ----------  ----------  --------
                                $  40,974   $        9  $   (1,605) $ 39,378
                                =========   ==========  ==========  ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                              Amortized           Estimated
   December 31, 2000                               Cost          Fair Value
                                              ---------          ----------

   Due after one year through five years      $   1,600          $    1,602
   Due after five years through ten years         2,054               2,064
   Due after ten years                           32,361              31,786
                                              ---------          ----------
                                              $  36,015          $   35,452
                                              =========          ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $16.6 million and $20.9 million and a fair value of $16.1 million and $19.6 million at December 31, 2000 and March 31, 2000, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $5.1 million and $5.1 million and a fair value of $5.0 million and $5.0 million at December 31, 2000 and March 31, 2000, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7)   Loans Receivable
      ----------------

Loans receivable consisted of the following (in thousands):

                                             December 31,     March 31,
                                                 2000          2000
                                             -------------    ---------
   Residential:
   One- to- four family                      $ 115,259        $ 102,542
   Multi-family                                 11,702           10,921
   Construction:
   One- to- four family                         53,954           49,338
   Multi-family                                    799            4,669
   Commercial real estate                        6,049            3,597
   Commercial                                   22,672           15,976
   Consumer:
   Secured                                      22,989           14,488
   Unsecured                                     2,163            2,755
   Land                                         25,475           25,475
   Commercial real estate                       52,771           42,871
                                             ---------        ---------
                                               313,833          272,632
   Less:
   Undisbursed portion of loans                 24,398           18,880
   Deferred loan fees                            3,426            3,355
   Allowance for loan losses                     1,946            1,362
   Unearned discounts                                1                1
                                             ---------        ---------
       Loans receivable, net                 $ 284,062        $ 249,034
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


(9)   Borrowings
      ----------

Borrowings are summarized as follows (in thousands):

                                    December 31,         March 31,
                                        2000                2000
                                    -------------        ---------

Federal Home Loan Bank Advances         $69,500            $60,550
                                        =======            =======
 Weighted average interest rate:           6.79%              6.24%
                                           ====               ====


Borrowings have the following maturities at December 31, 2000 (in thousands):

        2001         $25,000
        2002          29,500
        2005          15,000
                     -------
                     $69,500
                     =======

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

(11)  Recently Issued Accounting Pronouncements
      -----------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

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

At December 31, 2000, the Company had commitments to originate fixed rate mortgages of $1.9 million at interest rates ranging from 7.00% to 11.5%. At December 31, 2000 adjustable rate mortgage loan commitments were $1.8 million at an average interest rate of 10.86%. The undisbursed balance of mortgage loans closed was $24.4 million at December 31, 2000. Consumer loan commitments totaled $471,000 and unused lines of consumer credit totaled $9.8 million at December 31, 2000. Unused lines of commercial and commercial real estate credit totaled $14.4 million at December 31, 2000. The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operation, or liquidity.

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

The Community Bank is a community-oriented, financial institution, offering traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one- to- four family residential real estate located in its primary market area. The Community Bank is also an active originator of construction loans, commercial loans, commercial real estate loans and consumer loans. The Community Bank operates twelve branches in southwest Washington, including eight branches in Clark County. The new Washougal branch opened in the first quarter of fiscal year 2001 and replaced the existing Washougal branch. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. On November 25, 1998 the Community Bank received regulatory approval to offer trust and investment services to its customers. RAMCORP., a subsidiary of the Community Bank, was established to operate the trust and investment activities. The headquarters of RAMCORP. are in the Community Bank's Vancouver Main branch, which officially opened in October 1998. Assets totaling approximately $81.2 million at December 31, 2000 were managed by the RAMCORP. in fiduciary or agency capacity. The Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, during the second quarter of fiscal year 2001.

Financial Condition

At December 31, 2000, the Company had total assets of $394.6 million compared with $344.7 million at March 31, 2000. The $49.9 million, or 14.5% increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $27.0 million at December 31, 2000, 2000, compared to $15.8 million at March 31, 2000. During the quarter $5.0 million of Fannie Mae variable rate non-cumulative preferred stock with an after tax yield of 8.19% was purchased which increased the available for sale equity securities to $6.4 million at December 31, 2000. At December 31, 2000, the Company had $313.8 million in gross loans, an increase of $41.2 million compared to $272.6 million at March 31, 2000. Commercial loans increased $6.7 million to $22.7 million at December 31, 2000, from $16.0 million at March 31, 2000. The $6.7 million increase was comprised of several loans and occurred in commercial loans secured by equipment, commercial loans secured by other collateral and unsecured commercial loans. Commercial real estate loans increased $9.9 million to $52.8 million at December 31, 2000, from $42.9 million at March 31, 2000. Loans receivable (Note 7) provides a detailed analysis of the $313.8 million gross loan portfolio at December 31, 2000 as compared to the $272.6 million gross loan portfolio at March 31, 2000. Consumer, commercial real estate, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family mortgage loans. Deposits totaled $269.9 million at December 31, 2000 compared to $232.4 million at March 31, 2000. FHLB advances totaled $69.5 million at December 31, 2000 and $60.6 million at March 31, 2000. During the quarter ended December 31, 2000, the Company paid off a $5.0 million short-term fixed rate advance


Capital Resources

Total shareholders' equity was $51.6 million at December 31, 2000 compared to $48.5 million at March 31, 2000. The activity in shareholders' equity for the nine months ended December 31, 2000 was $2.8 million in earnings for the year to date, dividends of $1.4 million, exercise of stock options of $106,000, earned ESOP shares $157,000, earned MRDP shares $416,000 and $1.1 million change in net unrealized gain on securities available for sale, net of tax.

The Company is not subject to any regulatory capital requirement. The Community Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company and the Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Community Bank must meet specific capital guidelines that involve quantitative measures of the Community Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Community Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 2000, the Community Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2000, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2000, the Community Bank's tangible, core and risk-based total capital ratios amounted to 11.67%, 11.67%, and 18.22%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                              Categorized as
                                                   For      "Well Capitalized"
                                                 Capital          Under
                                                 Adequacy    Prompt Corrective
                                 Actual          Purpose      Action Provision
                            --------------------------------------------------
                            Amount   Ratio   Amount   Ratio   Amount    Ratio
As of December 31, 2000     ------   -----   ------   -----   ------    -----
Total Capital:
(To Risk Weighted Assets)   $47,563  18.22%  $20,884   8.0%   $26,105   10.0%
Tier I Capital:
(To Risk Weighted Assets)    45,617  17.47     N/A     N/A     15,663    6.0
Core Capital:
(To Total Assets)            45,617  11.67    11,728   3.0     19,546    5.0
Tangible Capital:
(To Tangible Assets)         45,617  11.67     5,864   1.5        N/A    N/A


As of March 31, 2000
Total Capital:
(To Risk Weighted Assets)   $42,543  19.93%  $17,079   8.0%   $21,349   10.0%
Tier I Capital:
(To Risk Weighted Assets)    41,652  19.51     N/A     N/A     12,809    6.0
Core Capital:
(To Total Assets)            41,652  12.27    10,185   3.0     16,976    5.0
Tangible Capital:
(To Tangible Assets)         41,652  12.27     5,093    1.5       N/A    N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to accounting principles generally accepted in the United States, to regulatory tangible and risk-based capital at December 31, 2000 (in thousands):

Equity                                 $46,077
Net unrealized loss on securities
        available for sale                 695
Core deposit intangible asset           (1,104)
Servicing asset                         (   51)
                                       -------
           Tangible capital             45,617
General valuation allowance              1,946
                                       -------
           Total capital               $47,563
                                       =======

Bank Liquidity

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 24.2% at December 31, 2000, compared to 27.1% at March 31, 2000. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs.

Cash, including interest-earning overnight investments, was $27.0 million at December 31, 2000 compared to $15.8 million at March 31, 2000. Investment securities and mortgage-backed securities available for sale at December 31, 2000 were $18.5 million and $35.5 million, respectively, compared to $12.9 million and $39.4 million, respectively, at March 31, 2000. See "Financial Condition."

Asset Quality

The allowance for loan losses was $1.9 million at December 31, 2000, compared to $1.4 million at March 31, 2000. Management deemed the allowance for loan losses at December 31, 2000 to be adequate at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Review of the pertinent factors showed that the allowance for loan losses was adequate. The December 31, 2000 ratio of allowance to gross loans remained a favorable ratio of 0.62% compared 0.50% at year end March 31, 2000. The $80,000 in net losses experienced during the third of quarter of fiscal year 2001 was in commercial loans, consumer loans and home equity loans. The Company's past loss experience with respect to its commercial loan portfolio may not be representative of the risk of loss in such portfolios in the future. The two major reasons for this fact is because the size of the commercial loan portfolio has increased significantly and most of the loans comprising the portfolio are unseasoned, having been originated within the last two years. Commercial loans are considered to involve a higher degree of credit risk than one- to- four residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $2.3 million, or 0.59% of total assets at December 31, 2000 compared with $1.3 million, or 0.39% of total assets at March 31, 2000. Non-accrual loans decreased to $1.2 million at December 31, 2000 compared to $1.3 million at March 31, 2000. Non-accrual residential real estate loans decreased from $1.2 million at March 31, 2000 to $204,000 at December 31, 2000. The $1.0 million decrease was the result of moving loans to real estate owned. Five one- to- four residential construction loans totaling $695,000 were moved from non-accrual loans to real estate owned with a resulting loss of $6,000 charged to the allowance for loan losses. Two of these five one- to- four residential construction loans have been subsequently sold with a net loss on sale of $7,000. Also two non-accrual land development loans totaling $320,000 were moved to real estate owned. The $803,000 increase in non-accrual multifamily loans is the result of two non-accrual multifamily loans totaling $803,000 to one borrower. The borrower is in the process of negotiating a sale of both properties. The real estate owned at December 31, 2000 totaled $1.1 million and consisted of three land development loans totaling $422,000 and five one- to- four residential real estate loans totaling $698,000. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                 December 31, 2000   March 31, 2000
                                 -----------------   --------------
                                        (Dollars in thousands)
Loans accounted for on
a non-accrual basis:

Real Estate
 Residential                       $  204                $ 1,153
Multifamily                           803                      -
Commercial                             62                     99
Consumer                              138                     26
                                   ------                -------
      Total                         1,207                  1,278
                                   ======                =======
Accruing loans which are
contractually past due 90
days or more                            7                      -
                                   ------                -------
Total of non-accrual and
90 days past due loans              1,214                  1,278
                                   ------                -------
Real estate owned                   1,120                     30
Other personal property owned           -                     35
                                   ------                -------
  Total non-performing assets      $2,334                 $1,343
                                   ======                =======
Total loans delinquent 90
days or more to net loans            0.43%                  0.51%

Total loans delinquent 90
days or more to total assets         0.31                   0.37

Total non-performing assets
to total assets                      0.59                   0.39


       Comparison of Operating Results for the Three Months Ended
                       December 31, 2000 and 1999

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

Net income for the three months ended December 31, 2000 was $903,000, $0.20 per basic share ($0.19 per diluted share). This compares to net income of $868,000, $0.17 per basic share ($0.17 per diluted share) for the same period in fiscal year 2000. Non-interest income increased $246,000 or 37.3% for the three months ended December 31, 2000 compared to the prior year.

Average interest-earning assets increased to $357.8 million for the three months ending December 31, 2000 from $304.2 million for the three months ending December 31, 1999. The $53.6 million increase is due primarily to growth in the loan portfolio, which was partially offset by principal pay downs in the mortgage-backed securities portfolio.

Interest income for the three months ended December 31, 2000 was $8.0 million, an increase of $1.6 million, or 25.0% over the $6.4 million interest income for the same period in fiscal 2000. Yield on interest-earning assets for the third quarter of fiscal year 2001 was 8.90% compared to 8.37% for the same three month period in fiscal year 2000. The higher third quarter fiscal 2001 yield reflects the higher yield on all interest-earning assets as compared to the third quarter in fiscal year 2000. The higher interest income in the third quarter of fiscal year 2001 as compared to the fiscal year 2000 third quarter resulted primarily from growth in the loan portfolio together with growth in the higher interest rate loans including commercial, commercial real estate, and home equity.

Interest expense was $4.2 million for the third quarter in fiscal year 2001 as compared to $2.8 million for the third quarter in the prior year. The cost of interest-bearing liabilities for the third quarter of fiscal year 2001 was 5.60% compared to 4.61% for the same three month period in prior year. The increased cost of interest-bearing liabilities reflects the increase in interest rates and volumes of money market accounts, certificates of deposits and FHLB advances. Money market accounts continued to grow reaching $44.4 million in average balance for the period ended December 31, 2000, compared to an average balance of $42.5 million for the period ended December 31, 1999.

Net interest income increased $214,000, or 5.9%, to $3.8 million for the three months ended December 31, 2000, compared to $3.6 million for the three months ended December 31, 1999. Net interest income increased $559,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2001, compared to the same period in the prior year. The change in interest rates for these three month periods reduced net interest income $203,000. The change in rate volume mix for the same three month periods reduced net interest income $142,000. The interest rate spread decreased from 3.76% for the three month period in 2000 to 3.30% for same three month period in 2001. The net interest margin decreased to 4.23% during the third quarter ended December 31, 2000 from 4.67% for the third quarter ended December 31, 1999. The decreased fiscal year 2001 net interest margin reflects the reduced amount of loan fees amortized to income in the third quarter of fiscal 2001 compared to the same period for the prior year and the fact that increases in the cost of interest-bearing liabilities have been larger than increases in earnings on interest-earning assets. Average interest-earning assets increased by $53.6 million to $357.8 million during the third quarter ended December 31, 2000 from $304.2 million for the third quarter ended December 31, 1999. The $53.6 million increase in average interest-earning assets was offset by the $54.7 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $298.6 million during the quarter ended December 31, 2000 from $243.9 million for the quarter ended December 31, 1999.

The provision for loan losses was $140,000 for the three months ended December 31, 2000 compared to $242,000 for the three months ended December 31, 1999. There was $18,000, $2,000 and $60,000 in net charge-offs of commercial, consumer and home equity loans, respectively, during the three months ended December 31, 2000 compared to $104,000, $24,000 $41,000 and $4,000 in net charge-offs of commercial, consumer, home equity, and credit card loans, respectively, during the three months ended December 31, 1999.

Non-interest income increased $246,000, or 37.3%, to $905,000 for the three months ended December 31, 2000, from $659,000 for the three months ended December 31, 1999. The 37.3% increase is a reflection of increased fees received from ATMs, loan origination, trust and gains on loan sales.

Non-interest expense increased $489,000, or 17.8%, to $3.2 million for the quarter ended December 31, 2000 from $2.7 million for the quarter ended December 31, 1999. Salaries and employee benefits increased $280,000 to $1.7 million for the quarter ended December 31, 2000 from $1.4 million compared to the same quarter in 1999. There were 19 more full-time equivalent employees during the 2001 quarter over the 2000 quarter. The increase in full-time equivalent employees was due to the expansion occurring in branches, commercial lending, trust company and support functions. In November 1999 and March 2000 two new branches were opened in Clark County increasing the total number of branches to twelve. The Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in September 2000.

Provision for federal income taxes for the second quarter of fiscal year 2001 was $400,000, resulting in an effective tax rate of 31%, compared to $362,000 and 29% for the same quarter of fiscal year 2000. The increase in the effective tax rate for three months ended December 31, 2000 is primarily attributable to the impact of the dividend received deduction, ESOP market value adjustment and ESOP dividends.

          Comparison of Operating Results for the Nine Months Ended
                        December 31, 2000 and 1999

Net income for the nine months ended December 31, 2000 was $2.8 million, $0.61 per basic share ($0.60 per diluted share) compared to net income of $2.9 million, $0.55 per basic share ($0.54 per diluted share) for the same period in fiscal year 2000. Non-interest income for the second quarter of fiscal year 2001 includes a $309,000 pretax gain on sale of fixed assets and land.

Average interest-earning assets increased to $366.0 million for the nine months ending December 31, 2000 from $313.4 million for the nine months ending December 31, 1999.

Interest income for the nine months ended December 31, 2000 was $23.0 million, an increase of $4.5 million or 24.3% over $18.5 million for the same period in 1999. Yield on interest-earning assets for the nine month 2000 period was 8.87% compared to 8.29% for the nine month 1999 period. The higher fiscal year 2001 yield on interest-earning assets reflects the higher interest yield on interest earning assets as compared to the same period the prior year. The higher interest income for the nine month period ended December 31, 2000 as compared to the same period in 1999 resulted from growth in the loan portfolio.

Interest expense for the nine months ended December 31, 2000 was $11.7 million, an increase of $3.7 million, or 46.3% over $8.0 million for the same period in 1999. The cost of interest-bearing liabilities for the fiscal year 2001 nine months was 5.44% compared to 4.47% for the fiscal year 2000 nine months. The increased interest expense is due to a 20.5% growth in average interest-bearing liabilities from $238.0 million at

December 31, 1999 to $286.7 million at December 31, 2000 and to the increased cost of interest-bearing liabilities. Growth in the average balance of money market accounts from $35.4 million for the nine month period ended December 31, 1999 to $44.8 million for the nine month period ended December 31, 2000 contributed to reducing the cost of interest-bearing liabilities for the 2001 fiscal period.

Net interest income increased $702,000, or 6.7%, to $11.2 million for the nine months ended December 31, 2000, compared to $10.5 million for the nine months ended December 31, 1999. The change in volume of year to date average interest-earning assets and liabilities compared at December 31, 2000 and December 31, 1999 increased net interest income $1.9 million. The change in interest rates decreased net interest income $636,000 and the rate volume mix decreased net interest income $522,000 for the nine month period ended December 31, 2000 over the nine month period ended December 31, 1999. The $702,000 increase in net interest income for the nine months ended December 31, 2000 was due primarily to the 15.8% increase in average interest-earning assets to $344.9 million at December 31, 2000 from $297.9 million at December 31, 1999. The interest rate spread decreased from 3.82% for the nine month period in 1999 compared to 3.43% for the nine month period in 2000. The net interest margin decreased to 4.35% during the nine month period ended December 31, 2000 from 4.72% for the nine month period ended December 31, 1999. The decreased margin reflects the reduction in loan fee income and the lagging deposit growth relative to the growth in total earning assets and the resultant increase in the Community Bank's incremental cost of borrowing.

The provision for loan losses was $734,000 and net charge-offs was $150,000 during the nine months ended December 31, 2000 compared to a $422,000 provision and $337,000 in net charge-offs during the nine months ended December 31, 1999. The increase in the provision for loan losses is the result of growth in the loan portfolio and the change in mix and risks. Loan receivable (Note 7) provides a detailed analysis of the $41.2 million increase in gross loans. The ratio of total nonperforming assets to total assets has increased from 0.39% at March 31, 2000 to 0.59% at December 31, 2000. Non-accrual loans have a slight decrease from $1.3 million at March 31, 2000 to $1.2 million at December 31, 2000. Real estate owned has increased from $30,000 at March 31, 2000 to $1.1 million at December 31, 2000. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $681,000 or 31.7% to $2.8 million for the nine months ended December 31, 2000, compared to $2.2 million for the same period for the prior year. Excluding the $309,000 pretax gain on sale of land and fixed assets, non-interest income increased $372,000 or 17.3% for the nine months ended December 31, 2000 compared to the same period in the prior year. The $372,000 increase in non-interest income was fueled by the increase in fees received from ATMs, service charges on deposit accounts, trust and gains on loan sales.

Non-interest expense increased $1.3 million, or 16.3%, to $9.3 for the nine months ended December 31, 2000 from $8.0 million for the nine months ended December 31, 1999. The $1.3 million increase reflects the addition of 19 full-time equivalent employees, increased occupancy and data processing expense. Full time equivalent employees increased to 144 at December 31, 2000 compared to 125 at December 31, 1999 due to expansion of branches, commercial lending, trust company and support functions. Salaries and employee benefits increased $853,000 to $5.0 million for the nine months ended December 31, 2000 as compared to $4.2 million for the same period in fiscal year 2000.

Provision for federal income taxes for the nine months ended December 31, 2000 was $1.3 million resulting in an effective tax rate of 32%, compared to $1.4 million and 33% for the same period a year ago. The 1% decrease in the effective tax rate for the nine months ended December 31, 2000 is primarily attributable to the impact of dividend received deduction, tax exempt interest and the ESOP market value adjustment.

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

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended December 31, 2000.

--------------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated
     June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RIVERVIEW BANCORP, INC.


DATE: February 5, 2001    BY:/S/ Patrick Sheaffer
                                 Patrick Sheaffer
                                 President

DATE: February 5, 2001    BY:/S/ Ron Wysaske
                                 Ron Wysaske
                                 Executive Vice President/Treasurer