Form 10-K405
period 2001-03-31
RIVERVIEW BANCORP INC
filed 2001-06-06
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

    For the Fiscal Year Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number: 0-22957

                             RIVERVIEW BANCORP, INC.
 ------------------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)


                     Washington                           91-1838969
----------------------------------------------           ------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                        I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington           98660
--------------------------------------------------       ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (360) 693-6650
                                                        ----------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                              -------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                       ------------------------
                                                          (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       YES [X]    NO  [  ]

     Check if there is no disclosure of delinquent filers pursuant to Item
405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on May 18, 2001, was approximately $47,714,160 (4,655,040 shares at $10.25 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Bancorp Employee Stock Ownership Plan) are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

                                     Part I

ITEM 1.  BUSINESS
-----------------
GENERAL

Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (the "Bank"), upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. At March 31, 2001, the Company had total assets of $432.0 million, total deposits of $295.5 million and shareholders' equity of $52.7 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

The Bank is a community oriented financial institution offering traditional financial services to the residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania Counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one- to- four family residential real estate located in its primary market area. The Company is also an active originator of residential construction loans, business commercial ("commercial") loans, commercial real estate loans and consumer loans.

MARKET AREA

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corporation, located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County which is just north of Portland, Oregon.

Several businesses are located in the Vancouver area because of the favorable tax structure and relatively lower energy costs as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility which provides relatively lower cost electricity. Located in the Vancouver area are Sharp Electronics, Hewlett Packard, James River, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism which has transformed the area from its past dependence on the timber industry.

The Company faces strong competition from many financial institutions for deposits and loan originations.

LENDING ACTIVITIES

GENERAL. At March 31, 2001, the Company's total net loans receivable, including loans held for sale, amounted to $296.9 million, or 68.7% of total assets at that date. The principal lending activity of the Company is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans and loans collateralized by commercial properties. While the Company has historically emphasized real estate mortgage loans secured by one to four residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial , commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                         At March 31,
                              -------------------------------------------------------------------------------
                                2001             2000             1999             1998             1997
                           --------------   --------------   --------------   --------------   --------------
                           Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                           ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                                    (Dollars in thousands)
Real estate loans:
 One- to- four family(1) $117,152  35.67% $102,542  37.61%  $83,275  39.03%  $96,225  51.93%  $94,536  57.07%
 Multi-family              11,073   3.37    10,921   4.01     7,558   3.54     4,790   2.58     5,439   3.28
 Construction one-to-
  four family              60,041  18.28    49,338  18.10    45,524  21.34    35,003  18.89    32,529  19.64
 Construction multi-family  4,514   1.37     4,669   1.71     4,209   1.97     5,352   2.89       547   0.33
 Construction commercial    6,806   2.07     3,597   1.32     6,184   2.90         -      -       634   0.38
 Land                      24,230   7.38    25,475   9.34    24,932  11.68    16,431   8.87     7,900   4.77
 Commercial real estate    56,540  17.21    42,871  15.72    22,181  10.40     9,667   5.22     8,997   5.43
                           ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
 Total real estate loans  280,356  85.35   239,413  87.81   193,863  90.86   167,468  90.38   150,582  90.90

Commercial                 23,099   7.03    15,976   5.87     4,049   1.90     1,732   0.93       794   0.48

Consumer loans:
 Automobile loans           3,223   0.98     2,875   1.05     3,146   1.47     2,829   1.53     2,889   1.74
 Savings account loans        440   0.13       356   0.13       490   0.23       653   0.35       734   0.44
 Home equity loans         18,761   5.71    11,148   4.09     9,096   4.26     9,885   5.33     8,254   4.98
 Other consumer loans       2,596   0.80     2,864   1.05     2,728   1.28     2,741   1.48     2,416   1.46
                           ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
 Total consumer loans      25,020   7.62    17,243   6.32    15,460   7.24    16,108   8.69    14,293   8.62

Total loans and loans
 held for sale            328,475 100.00%  272,632 100.00%  213,372 100.00%  185,308 100.00%  165,669 100.00%
                                  ======           ======           ======           ======           ======
Less:
 Undisbursed loans in
  process                  26,223           18,880           22,278           19,354           11,087
 Unamortized loan
  origination fees, net
  of direct costs           3,475            3,355            2,770            2,340            1,967
 Unearned discounts             -                1                1                2               10
 Allowance for possible
  loan losses               1,916            1,362            1,146              984              831
Total loans receivable,  --------         --------         --------         --------         --------
  net(1)                 $296,861         $249,034         $187,177         $162,628         $151,774
                         ========         ========         ========         ========         ========

(1)...Includes loans held for sale of $569,000, none, $341,000, $1.4 million, and $80,000 at March 31, 2001, 2000, 1999, 1998 and 1997, respectively.


ONE- TO- FOUR FAMILY REAL ESTATE LENDING. The majority of the residential loans are secured by one- to four- family residences located in the Company's primary market area. Underwriting standards require that one- to four- family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on Treasury Bill or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment.

In addition to originating one- to- four family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, such mortgage brokerage activities have reduced the volume of fixed rate one- to- four family loans that are originated and sold by the Company. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Brokerage."

The Company generally sells fixed-rate mortgage loans with maturities of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing."

As a marketing incentive, the Company offers ARM loans with a discounted or "teaser" rate of up to 1.25% below the normal rate offered. The borrower, however, is qualified at the fully indexed rate. Annual and lifetime interest rate caps are based on the initial discounted rate. "Teaser" rate loans are subject to a prepayment penalty during the first three years of the loan term if the borrower repays more than 20% of the outstanding principal balance per year. During the first year, the penalty is 3% of the outstanding principal balance; during year two, the penalty is 2% of the outstanding principal balance; and during year three, the penalty is 1% of the outstanding principal balance. The Company does not originate negative amortization loans.

The retention of ARM loans in the portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs arising from changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because "teaser" rate loans originated by the Company generally provide for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

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

CONSTRUCTION LENDING. The Company actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) construction/permanent loans. Subject to market conditions, the Company intends to increase its residential construction lending activities. To a substantially lesser extent, the

Company also originates construction loans for the development of multi-family and commercial properties.

The composition of the Company's construction loan portfolio was as follows:

                                               At March 31,
                            --------------------------------------------------
                                   2001                        2000
                            ---------------------       ----------------------
                            Amount(1)     Percent        Amount(1)     Percent
                            ---------     -------        ---------     -------
                                            (Dollars in thousands)

Speculative construction      $27,925      33.26%          $24,855       33.88%
Commercial construction         9,131      10.88             3,597        4.90
Custom/presold construction    10,064      11.99             9,732       13.26
Construction/permanent         22,754      27.11            17,754       24.19
Construction/land              14,068      16.76            17,443       23.77
                             --------    -------          --------     --------
  Total                       $83,942     100.00%          $73,381      100.00%
                              =======     ======           =======      ======

(1)      Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2001, the Company had two borrowers with aggregate outstanding speculative loan balances of more than $1.0 million. All of the loans to these two borrowers were performing according to their terms and these loans totaled amounted to $2.8 million at March 31, 2001.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2001, the largest short-term custom construction loan and presold construction loan had outstanding balances of $514,000 and $189,000, respectively, and were performing according to the original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an ARM loan for retention in its portfolio or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. When the Company issues a commitment to provide permanent financing upon completion of construction, the loan fee charged on the construction loan is 0.75% higher as a protection against the risk of an increase in interest rates before the permanent loan is funded. This additional loan fee may not completely protect the Company from rapidly rising interest rates. See "-- Lending Activities -- Mortgage Brokerage." See "-- Lending Activities -- Loan Originations, Sales and Purchases" and "-- Lending Activities -- Mortgage Loan Servicing." At March 31, 2001, the largest outstanding construction/permanent loan had an outstanding balance of $560,000 and was performing according to its terms.

The Company also provides construction financing for non-residential properties (i.e., construction multi-family and construction commercial properties). The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio. Of the $9.1 million commercial construction loans outstanding at March 31, 2001, the loan commitment amount ranges between $220,000 and $4.0 million. At March 31, 2001, the largest outstanding construction commercial loan had an outstanding balance of $2.0 million and was performing according to its terms.

MULTI-FAMILY LENDING. Multi-family mortgage loans generally have terms which range up to 25 years with maximum loan-to-value ratio up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2001, the largest outstanding multi-family mortgage had an outstanding loan balance of $1.2 million and was performing according to original terms.

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

LAND LENDING. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. At March 31, 2001, the largest outstanding land loan was $2.0 million and was performing according to original terms.

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

COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans at both variable and fixed interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $50,000 and $600,000. At March 31, 2001, the largest commercial real estate loan had an outstanding balance of $3.5 million and is secured by an office building located in the Company's primary market area. At March 31, 2001, the loan was performing according to its original terms.

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

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At March 31, 2001, the Company had one commercial loan accounted for on a nonaccrual basis in the amount of $50,000.

CONSUMER LENDING. The Company originates a variety of consumer loans, including home equity lines of credit, home equity term loans, home improvement loans, loans for debt consolidation and other purposes, automobile, boat loans and savings account loans.

Home equity lines of credit and home equity term loans are typically secured by a second mortgage on the borrower's primary residence. Home equity lines of credit are made at loan-to-value ratios of 90% or less, taking into consideration the outstanding balance on the first mortgage on the property. Home equity lines of credit have a variable interest rate while the home equity term loans have a fixed rate of interest. The Company's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The outstanding principal balance of home equity loans increased by $7.6 million to $24.2 million at March 31, 2001, reflecting the increased marketing effort during the year ended March 31, 2001.

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

LOAN MATURITY. The following table sets forth certain information at March 31, 2001 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                               After One  After 3   After 5
                      Within    Year to  Years to   Years to  Beyond
                     One Year   3 Years   5 Years   10 Years  10 Years   Total
                     --------  --------  --------   --------  --------  -------
                                    (In thousands)
Residential one- to- four family:
 Adjustable rate         $  2    $  142     $  23     $  403   $20,011  $20,581
 Fixed rate             1,115     6,186    23,711     23,485    42,072   96,569
Construction:
 Adjustable rate       36,301    15,836         -          -         -   52,137
 Fixed rate            29,673     2,183         -          -         -   31,856
Other real estate:
 Adjustable rate        7,925     3,248       575        915     4,485   17,148
 Fixed rate             4,450     5,299    19,601     21,236    11,479   62,065
Commercial:
 Adjustable rate       10,449     1,092       161        971         -   12,673
 Fixed rate             2,438     1,789     3,325      2,873         -   10,425
Consumer:
 Adjustable rate          301        85       980        347    15,422   17,135
 Fixed rate             1,218     1,451     2,492      1,055     1,670    7,886
                      -------   -------   -------    -------   ------- --------
  Total gross loans   $93,872   $37,311   $50,868    $51,285   $95,139 $328,475
                      =======   =======   =======    =======   ======= ========

The following table sets forth the dollar amount of all loans due one year after March 31, 2001 which have fixed interest rates and have floating or adjustable interest rates.

                                            Fixed-         Floating- or
                                            Rates      Adjustable-Rates
                                            -----      ----------------
                                                (In thousands)

Residential one- to- four family         $ 95,454          $ 20,579
Construction loans                          2,183            15,836
Other real estate loans                    57,615             9,223
Commercial                                  7,987             2,224
Consumer                                    6,668            16,834
                                         --------           -------
  Total                                  $169,907           $64,696
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

LOAN SOLICITATION AND PROCESSING. The Company's lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Company also uses commissioned loan brokers and print advertising to market its products and services.

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, and, in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Company's lending policy requires borrowers to obtain certain types of insurance to protect the Company's interest in the collateral securing the loan. Loans are approved at various levels of management, depending upon the amount of the loan.

LOAN COMMITMENTS. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans, and commercial loan commitments conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, generally 14-day agreements for both real estate and for commercial loans to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2001, the Company had outstanding commitments to originate loans in the amount of $7.6 million.

LOAN ORIGINATIONS, SALES AND PURCHASES. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2001 and 2000, the Company's total loan originations were $206.5 million and $156.8 million, respectively, of which 43.6% and 47.6%, respectively, were subject to periodic interest rate adjustment and 56.4% and 52.4% were fixed-rate loans, respectively.

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

The following table shows total loans originated, sold and repaid during the periods indicated.
                                              For the Years Ended March 31,
                                           ----------------------------------
                                            2001          2000          1999
                                           ------        ------        ------
                                                    (In thousands)
Total net loans receivable at
  beginning of period                    $249,034      $187,177      $162,628
                                         --------      --------      --------
Loans originated:
 Mortgage loans:
  Residential one- to- four family         23,978        20,609        43,947
  Multi-family                              1,087           490             -
  Construction one- to- four family        71,602        67,955        68,649
  Land and commercial real estate          31,957        48,057        36,355
  Construction Non-residential              9,345             -             -
 Commercial                                47,426        14,717         4,290
 Consumer                                  21,062         5,004         5,410
                                         --------      --------      --------
   Total loans originated                 206,457       156,832       158,651

Residential one-to-four family loans sold  (7,563)       (4,224)      (25,809)
Repayment of principal                   (147,415)      (88,179)     (106,036)
 (Increase) decrease in other items, net   (3,652)       (2,572)       (2,257)
                                         --------      --------      --------
Net increase in loans                      47,827        61,857        24,549
                                         --------      --------      --------
Total net loans receivable at end
 of period                               $296,861      $249,034      $187,177
                                         ========      ========      ========

MORTGAGE BROKERAGE. In addition to originating mortgage loans for retention in its portfolio, the Company employs seven commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland and Seattle metropolitan areas, as well as for the Company. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2001, brokered loans totaled $109.4 million (including $66.9 million brokered to the Company). Gross fees of $1.1 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2001.

MORTGAGE LOAN SERVICING. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2001, total loans serviced for others were $78.6 million.

In 1994, the Company purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle Metropolitan Area. At March 31, 2001, the carrying value of these purchased servicing rights was $138,000 and was being amortized over the life of the underlying loan servicing.

LOAN ORIGINATION AND OTHER FEES. The Company generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.5% on one- to-four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $3.5 million of net deferred loan fees at March 31, 2001. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights.

DELINQUENCIES. The Company's collection procedures for all loans except consumer loans provide for a series of contacts with delinquent borrowers. A late charge delinquency notice is first sent to the borrower when the loan secured by real estate becomes 17 days past due. A follow-up telephone call, or letter if the borrower cannot be contacted by telephone, is made when the loan becomes 22 days past due. A delinquency notice is sent to the borrower when the loan becomes 30 days past due. When payment becomes 60 days past due, a notice of default letter is sent to the borrower stating that foreclosure proceedings will commence unless the delinquency is cured. If a loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings. In certain instances, however, the Company may decide to modify the loan or grant a limited moratorium on loan payments to enable borrowers to reorganize their financial affairs.

A delinquent consumer loan borrower is contacted on the fifteenth day of delinquency. A letter of intent to repossess collateral is mailed to the borrower after the loan becomes 45 days past due and repossession proceedings are initiated after the loan becomes 90 days delinquent.

Delinquencies in commercial loans are handled on a case by case basis. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or are assigned to them. Depending on the nature of the loan or type of collateral securing the loan, negotiations, or other actions, are undertaken depending upon what the circumstances warrant.

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

The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Accounting Standards ("SFAS") No. 15.

                                                 At March 31,
                                   ------------------------------------------
                                    2001     2000     1999     1998     1997
                                   ------   ------   ------   ------   ------
                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:

 Residential real estate           $  153   $1,153   $1,052    $ 401    $  76
 Commercial                            50       99      208      105        -
 Consumer                             116       26       33        -       11
                                 --------   ------   ------   ------    -----
   Total                              319    1,278    1,293      506       87
                                 --------   ------   ------   ------    -----

Accruing loans which are contractually
 past due 90 days or more             226        -        5       11        -
                                  -------   ------   ------   ------   ------

Total of nonaccrual and
  90 days past due loans              545    1,278    1,298      517       87
                                  -------   ------   ------   ------   ------

Real estate owned (net)               473       65       30        -      135
                                  -------   ------   ------   ------   ------
     Total nonperforming assets    $1,018   $1,343   $1,328     $517     $222
                                  =======   ======   ======   ======   ======

Total loans delinquent 90 days
  or more to net loans              0.18%    0.51%    0.69%    0.32%    0.06%

Total loans delinquent 90 days
 or more to total assets            0.13     0.37     0.43     0.19     0.04

Total nonperforming assets to
  total assets                      0.24     0.39     0.44     0.19     0.10

The $319,000 nonaccrual balance of real estate loans at March 31, 2001, consisted of $153,000 one- to- four family residential loans, $50,000 commercial and $116,000 consumer loans. The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2001 if the nonaccrual loans had been current in accordance with their original terms was approximately $15,000. For the year ended March 31, 2001, no interest was earned on the nonaccrual loans and included in interest and fees on loan receivable interest income.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                                 At or For the Year
                                                  Ended March 31,
                                                --------------------
                                                 2001           2000
                                                 ----           ----
                                                    (In thousands)

Substandard assets                               $863         $1,472
Doubtful assets                                     5              -
Loss assets                                         -              -

General loss allowances                         1,916          1,362
Specific loss allowances                            -              -
Charge-offs                                       413            488

The substandard assets at March 31, 2001 are made up of one residential construction loan totaling $210,000, one one- to- four residential loan totaling $150,000, a land and development loan totaling $225,000 and commercial and other loans totaling $278,000 being classified as substandard.

REAL ESTATE OWNED. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Valuations are periodically performed by management and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2001, the Company owned three properties with a recorded value of $473,000 compared to $65,000 at March 31, 2000. The $473,000 recorded value is made up of five properties consisting of three land loans totaling $422,000 and one single family of $51,000.

ALLOWANCE FOR LOAN LOSSES. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. At March 31, 2001, the Company had an allowance for loan losses of $1.9 million, or 0.58% of total outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"), there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, thereby negatively affecting the Company's financial condition and results of operations.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                             Year Ended March 31,
                                   ------------------------------------------
                                    2001     2000     1999     1998     1997
                                   ------   ------   ------   ------   ------
                                             (Dollars in thousands)
Balance at beginning of period     $1,362  $ 1,146     $984     $831     $653
                                   ------   ------   ------   ------   ------

Provision for loan losses             949      675      240      180      180
Recoveries:
 Residential real estate                -        -        -        -        1
 Commercial                             -        1        -        -        -
 Consumer                              18       28        7       11        8
                                   ------   ------   ------   ------   ------
   Total recoveries                    18       29        7       11        9
                                   ------   ------   ------   ------   ------

Charge-offs:
 Residential real estate              226       48       28        -        -
 Commercial                            27      282        -        -        -
 Consumer                             160      158       57       38       11
                                   ------   ------   ------   ------   ------
   Total charge-offs                  413      488       85       38       11
                                   ------   ------   ------   ------   ------
     Net charge-offs                  395      459       78       27        2
                                   ------   ------   ------   ------   ------
Balance at end of period.          $1,916   $1,362   $1,146     $984     $831
                                   ======   ======   ======   ======   ======

Ratio of allowance to total loans
 outstanding at end of period       0.58%    0.50%    0.54%    0.53%    0.50%

Ratio of net charge-offs to average
 loans outstanding during period.   0.14     0.21     0.04     0.02     0.00

Ratio of allowance to total of
  nonaccrual and 90 days past
  due loans.                      351.56   106.58    88.30   190.32   955.17

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                            At March 31,
                          ----------------------------------------------------------------------------------
                                2001             2000             1999             1998             1997
                          --------------   --------------   --------------   --------------   --------------
                                    Loan             Loan             Loan             Loan             Loan
                                Category         Category         Category         Category         Category
                            as a Percent     as a Percent     as a Percent     as a Percent     as a Percent
                                of Total         of Total         of Total         of Total         of Total
                          Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                          ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                              (Dollars in thousands)
Real estate - mortgage
  One- to- four family    $  263  35.67%   $  259  37.62%    $ 218  39.03%    $ 192  51.93%   $  282  57.06%
  Multi-family                42   3.37        41   4.01        10   3.54        10   2.58        16   3.28
  Construction one-
   to- four family           224  18.28       304  18.10       292  21.34       154  18.89        99  19.64
  Construction multi-family   21   1.37        10   1.71        10   1.97        23   2.89         2   0.33
  Construction commercial     34   2.07        17   1.32        44   2.90         -      -         2   0.38
   Land                      206   7.38       223   9.34        32  11.68        33   8.87        27   4.77
   Commercial real estate    580  17.21       224  15.72       180  10.40        19   5.22        24   5.43
Commercial loans             354   7.03       160   5.86       198   1.90       100   0.93        40   0.48
Consumer loans:
    Secured                  154   7.05        90   5.31        89   5.96       142   7.21       128   7.17
    Unsecured                 34   0.57        29   1.01        37   1.28        27   1.48        24   1.46
Unallocated                    4      -         5      -        36      -       284      -       187      -
                          ------  ------  -------  ------   ------  ------   ------  ------   ------  ------
Total allowance for loan
  losses                  $1,916 100.00%   $1,362 100.00%   $1,146 100.00%    $ 984 100.00%    $ 831 100.00%
                          ====== ======    ====== ======    ====== ======    ====== ======    ====== ======


INVESTMENT ACTIVITIES

OTS regulated institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such OTS regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time.
See "REGULATION -- Federal Regulation of Savings Associations --
Federal Home Loan Bank System." The Company may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

Federal regulations require the Company to maintain a minimum amount of liquid assets. See "REGULATION." The balance of the Company's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. The Company is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. governments, federal agency, qualifying mortgage related securities and other investments. At March 31, 2001, the Bank's regulatory liquidity ratio was 28.2%, which exceeded regulatory requirements. It is the intention of management to hold securities with short maturities in the Bank's and Company's investment portfolio in order to match more closely the interest-rate sensitivities of its assets and liabilities.

Investment decisions are made by the Investment Committee composed of the Company's Chief Executive Officer and Chief Financial Officer. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2001, the Company's investment and mortgage-backed securities portfolio totaled approximately $76.0 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2001, the Company's investment securities portfolio did not contain any tax-exempt securities or securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2001, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. See Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The fair value of the investment and mortgage-backed securities portfolio was $76.1 million, $61.7 million, and $84.6 million at March 31, 2001, 2000 and 1999, respectively.

                                         At March 31,
                     ----------------------------------------------------------
                            2001                2000                1999
                     ------------------- ------------------- ------------------
                     Carrying Percent of Carrying Percent of Carrying Percent of
                      Value   Portfolio   Value   Portfolio   Value   Portfolio
                      -----   ---------   -----   ---------   -----   ---------
                              (Dollars in thousands)
Held to maturity (at amortized cost):
FHLB debentures       $   -        - %    $   -        - %   $4,000      4.74%
Real estate mortgage investment
  conduits ("REMICs") 1,805     2.38      1,985     3.21      3,162      3.75
FHLMC mortgage-backed
  securities          1,680     2.21      2,377     3.84      3,370      4.00
FNMA mortgage-backed
  securities          2,920     3.84      4,295     6.95      6,183      7.33
Municipal securities    861     1.13        903     1.46        943      1.12
                     ------    -----     ------   ------   --------   -------
                      7,266     9.56      9,560    15.46     17,658     20.94
                     ------    -----     ------   ------   --------   -------
Available for sale (at fair value):
FHLB debentures       6,937     9.13      9,709    15.70     11,440     13.57
REMICs               40,943    53.90     36,561    59.14     49,502     58.71
FHLMC mortgage-backed
  securities            451     0.59        612     0.99        701      0.84
FNMA mortgage-backed
  securities          1,745     2.30      2,205     3.57      3,169      3.76
Municipal securities  2,625     3.46      2,435     3.94        906      1.07
Equity securities    15,999    21.06        739     1.20        934      1.11
                    -------   ------     ------   ------    -------    ------
                     68,700    90.44     52,261    84.54     66,652     79.06
                    -------   ------     ------   ------    -------    ------
Total investment
  securities        $75,966   100.00%   $61,821   100.00%   $84,310    100.00%
                    =======   ======    =======   ======    =======    ======

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2001.

                    Less Than       One to       More Than Five    More Than
                    One Year        Five Years    to Ten Years     Ten Years
                 --------------- --------------- --------------- --------------
                        Weighted        Weighted        Weighted       Weighted
                         Average         Average         Average        Average
                 Amount Yield(1) Amount Yield(1) Amount Yield(1) Amount Yield(1)
                 ------ -------- ------ -------- ------ -------- ------ -------
                                       (Dollars in thousands)
Municipal securities $-      -%     $ -      -%  $2,000   4.17%  $1,486   5.20%
FHLB debentures       -      -        -      -    2,505   6.53    4,432   6.26
REMICs                -      -      574   6.50    1,023   6.20   41,151   6.60
FHLMC mortgage-backed
 securities           -      -      889   6.01      453   6.99      789   7.72
FNMA mortgage-backed
 securities           -      -    3,176   6.72      296   6.66    1,193   8.32
Equity securities     -      -        -      -        -      -   15,999      -
                 ------ -------- ------ -------- ------ -------- ------ -------
Total               $ -      -%  $4,639   6.56% $ 6,277   5.76% $65,050   6.59%
                 ====== ======== ====== ======== ====== ======== ====== =======

(1) For available-for-sale securities carried at fair value, the weighted average yield is computed using amortized cost. Average yield calculations exclude equity securities that have no stated yield or maturity.

In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on mortgage-backed securities are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or private issues) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. See Note 4 of Notes to Consolidated Financial Statements for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2001, the Company held REMICs with a net carrying value of $42.7 million, of which $1.8 million were classified as held-to-maturity and $40.9 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2001, the Company owned $7.7 million of privately issued REMICs.

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

The investment in school district bonds was $2.6 million at March 31, 2001 compared to $2.4 million at March 31, 2000.

Equity securities increased to $16.0 million at March 31. 2001 from $739,000 at March 31, 2000 reflecting investments in FNMA and FHLMC variable rate non-cumulative preferred stock.

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

DEPOSIT ACCOUNTS. Deposits are attracted from within the Company's primary market area through the offering of a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

DEPOSIT BALANCES

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2001.

                                                                      Percent
Interest                                        Minimum               of Total
Rate      Term          Category                Amount     Balance    Deposits
-----     ----          --------                -------    -------    --------
                               (In thousands)
1.500%    None          NOW Accounts             $  100   $ 32,143      10.88%
2.750     None          Regular Savings             100     18,827       6.37
3.994     None          Money Market              2,500     45,724      15.47
None      None          Non-interest Checking       100     27,935       9.45

                        Certificates of Deposit
                        -----------------------
5.746     91 Days       Fixed-Term, Fixed-Rate    1,000     12,105       4.10
6.327     182-364 Days  Fixed-Term, Fixed-Rate    1,000     39,809      13.47
6.375     12-17 Months  Fixed-Term, Fixed-Rate    1,000     71,725      24.27
5.198     18 Months     Fixed-Term, Variable
                          Rate, Individual
                          Retirement Account
                           ("IRA")                1,000      1,137       0.38
6.049     18-23 Months  Fixed-Term, Fixed-Rate    1,000      5,351       1.81
6.038     24-35 Months  Fixed-Term, Fixed-Rate    1,000     24,576       8.32
5.786     36-59 Months  Fixed-Term, Fixed-Rate    1,000      5,413       1.83
5.969     60-83 Months  Fixed-Term, Fixed-Rate    1,000      9,775       3.31
5.835     84-120 Months Fixed-Term, Fixed-Rate    1,000      1,003       0.34
                                                          --------     ------
                Total                                     $295,523     100.00%
                                                          ========     ======

DEPOSIT FLOW

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

                                                              At March 31,
                             --------------------------------------------------------------------------------
                                       2001                       2000                       1999
                             -------------------------- -------------------------- --------------------------
                                              Increase/                  Increase/                  Increase/
                             Balance Percent (Decrease) Balance Percent (Decrease) Balance Percent (Decrease)
                             ------- ------- ---------- ------- ------- ---------- ------- ------- ----------
                                                          (Dollars in thousands)
Non-interest-bearing demand  $27,935   9.45%   $ 3,194  $24,741  10.65%  $ 14,322  $10,419   5.20%   $   986
NOW checking                  32,143  10.88     11,167   20,976   9.03        191   20,785  10.38      1,489
Regular savings accounts      18,827   6.37     (1,013)  19,840   8.54     (1,461)  21,301  10.63      1,372
Money market deposit accounts 45,724  15.47      1,104   44,620  19.20     16,889   27,731  13.84      7,491
Fixed-rate certificates which
  mature(1):

    Within 12 months          51,913  17.57     27,612   24,301  10.46      7,569   16,732   8.35      6,543
    Within 12-36 months      102,789  34.78     22,162   80,627  34.70     (6,114)  86,741  43.31      1,056
    Beyond 36 months          16,192   5.48     (1,058)  17,250   7.42        648   16,602   8.29      1,549
                           --------- -------   -------  -------  -----    -------  ------- ------   --------
     Total                  $295,523 100.00%   $63,168 $232,355 100.00%   $32,044 $200,311 100.00%   $20,486
                            ======== ======    ======= ======== ======    ======= ======== ======    =======

     ------------------

(1) IRAs of $12.8 million, $11.6 million and $12.0 million at March 31, 2001, 2000 and 1999, respectively, are included in certificate balances.

CERTIFICATES OF DEPOSIT BY RATES AND MATURITIES

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

                                                 At March 31,
                                   ----------------------------------------
                                    2001              2000           1999
                                    ----              ----           ----
                                               (In thousands)
 Below 4.00%                       $  40              $  -         $  102
 4.00 -  4.99%                     5,772            25,070         37,303
 5.00 -  5.99%                    45,544            82,319         73,315
 6.00 -  7.99%                   119,538            14,789          9,344
 8.00 -  9.99%                         -                 -             11
                                 -------          --------       --------
   Total                        $170,894          $122,178       $120,075
                                 =======          ========       ========

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2001.

                                      Amount Due
                   ---------------------------------------------------------
                   Less Than     1-2       After         After
                   One Year     Years      2-3 Years     3 Years      Total
                   ---------    -----      ---------     -------      ------
                                      (In thousands)
 Below 4.00%          $ 27      $ 13           $ -          $ -         $ 40
 4.00 -  4.99%       4,793       815           100           64        5,772
 5.00 -  5.99%      36,673     5,136         2,053        1,682       45,544
 6.00 -  7.99%     100,529    12,877         2,678        3,454      119,538
                   -------    ------       -------      -------      -------
   Total          $142,022   $18,841        $4,831      $ 5,200     $170,894
                   =======    ======       =======      =======      =======

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2001.

                                                                  Weighted
Maturity Period                                     Amount      Average Rate
---------------                               ------------      ------------
                                                  (Dollars in thousands)
Three months or less                            $   30,477           6.42%
Over three through six months                       20,829           6.52
Over six through 12 months                          17,436           6.29
Over 12 months                                       6,259           6.38
                                                ----------           ----
Total                                           $   75,001           6.41%
                                                ==========           ====

DEPOSIT ACTIVITIES

The following table sets forth the deposit activities of the Company for the periods indicated.

                                                  Year Ended March 31,
                                      ---------------------------------------
                                        2001          2000             1999
                                       ------        ------           ------
                                                 (In thousands)

Beginning balance                    $232,355      $200,311         $179,825
Net increase before
 interest credited                     51,821        23,454           12,382
Interest credited                      11,347         8,590            8,104
                                     --------      --------         --------
Net increase in
 savings deposits                      63,168        32,044           20,486
                                     --------      --------         --------
Ending balance                       $295,523      $232,355         $200,311
                                     ========      ========         ========


In the unlikely event the Company is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Company. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

BORROWINGS. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Company's first mortgage loans.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% of total assets line of credit with the FHLB-Seattle. At March 31, 2001, the Bank had $79.5 million of outstanding advances from the FHLB-Seattle under an available credit facility of $149.9 million.

The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.

                                                        At March 31,
                                       ----------------------------------
                                       2001           2000         1999
                                       ----           ----         ----

Weighted average rate paid on
  FHLB advances                        6.62%         6.24%        4.87%

                                              Year Ended March 31,

                                         2001        2000        1999
                                        ------      ------      ------
                                               (Dollars in thousands)
Maximum amounts of FHLB
 advances outstanding
 at any month end.                     $80,000     $60,550     $49,550

Average FHLB
 advances outstanding                   72,825      45,406      34,008

Weighted average rate paid on
 FHLB advances                           6.79%       5.47%       5.36%


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

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2001 was $71,907.

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

The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of
(i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $4.4 million at March 31, 2001.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.

Under the Federal Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

At March 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2001, the Bank met the test and its QTL percentage was 85.40%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2001, the Bank had tangible capital of $46.5 million, or 10.9% of adjusted total assets, which is approximately $40.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2001, the Bank had $1.0 million in core deposit intangible and $1.2 million in deferred taxes and servicing asset.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2001, the Bank had core capital equal to $46.5 million, or 10.9% of adjusted total assets, which is $33.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On March 31, 2001, the Bank had total risk-based capital of approximately $48.4 million, including $46.5 million in core capital and $1.9 million in qualifying supplementary capital, and risk-weighted assets of $282.7 million, or total capital of 17.1% of risk-weighted assets. This amount was $25.8 million above the 8% requirement in effect on that date.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank or the Company may have a substantial adverse effect on their operations and profitability.

LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from
                                       26
declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

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

LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2001, the Bank's limit on loans to one borrower was $7.3 million. At March 31, 2001, the Bank's largest single loan to one borrower was $3.5 million, which was performing according to its original terms.

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

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.
                                        27

COMMUNITY REINVESTMENT ACT. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of their delineated communities. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

GENERAL. The Company is a unitary savings and loan company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

NEW LEGISLATION. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

        (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

        (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

        (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

        (d) provides an enhanced framework for protecting the privacy of consumer information;

        (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

        (f)    modifies the laws governing the implementation of the CRA; and
                                      28

        (g) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

QUALIFIED THRIFT LENDER TEST. If the Bank fails the qualified thrift lender test, within one year the Bank must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "Federal Regulation of Savings Associations --Qualified Thrift Lender Test" for information regarding the Company's qualified thrift lender test.

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

The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). At March 31, 2001, the Bank had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1987 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

AUDITS. The Company's federal income tax returns have not been audited within the past seven years.

STATE TAXATION

GENERAl. The Company is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

AUDITS. The Company's business and occupation tax returns have not been audited within the past five years.
                                       30

COMPETITION

There are several financial institutions in the Company's primary market area from which the Company faces strong competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions, credit unions and commercial banks located in its market area. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from money market mutual funds, other short-term money market securities, corporate and government securities. The Company's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

SUBSIDIARY ACTIVITIES

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2001, the Company's investments of $606,000 in Riverview Services, Inc. ("Riverview Services") its wholly owned subsidiary, and the investment of $687,000 in Riverview Asset Management Corp. ("RAM Corp"), a 90% owned subsidiary, were within these limitations.

Riverview Services, a wholly-owned subsidiary, acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $60 for each deed of trust. Riverview Services had net income of $31,000 for the fiscal year ended March 31, 2001 and total assets of $608,000 at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company.

RAM Corp is an asset management company providing trust, estate planning and investment management services. RAM Corp commenced business December 1998 and had a net loss of $156,000 for the fiscal year ended March 31, 2001 and total assets of $890,000 at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2001, total assets under management approximated $92.2 million. RAM Corp's operations are included in the Consolidated Financial Statements of the Company.

PERSONNEL

As of March 31, 2001, the Company had 147 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding the executive officers of the Company.

Name                   Age(1)       Position
----                   ------       --------
Patrick Sheaffer         61         President and Chief Executive Officer
Ron Wysaske              48         Executive Vice President, Treasurer and
                                     Chief Financial Officer

(1)  At March 31, 2001.

PATRICK SHEAFFER joined the Bank in 1965 and has served as President and Chief Executive Officer since 1976. He became Chairman of the Board in March 1993. He is responsible for the daily operations and the management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations.

RON WYSASKE joined the Bank in 1976. Before joining the Company, he was an audit and tax accountant at Price Waterhouse & Co. He became Executive Vice President, Treasurer and Chief Financial Officer in 1981. He is responsible for administering all finance, accounting and treasury functions at the Company. He is a member of several professional organizations, including the American Institute of Certified Public Accountants, the Financial Managers Society and the Financial Executive Institute. Mr. Wysaske is a licensed certified public accountant in the State of Washington.

ITEM 2.  PROPERTIES
-------------------

The following table sets forth certain information relating to the Company's offices as of March 31, 2001.

                                                    Approximate
Location                            Year Opened     Square Footage   Deposits
                                                                   (In millions)
Main Office:

900 Washington, Suite 900
Vancouver, Washington(1)(3)             2000            16,000         $ 9.3

Branch Offices:

700 N.E. Fourth Avenue                  1975            25,000         $46.7
Camas, Washington(3)

3307 Evergreen Way                      1963             3,200         $26.2
Washougal, Washington(1)(3)(4)

225 S.W. 2nd Street                     1971             1,700         $32.6
Stevenson, Washington(3)

330 E. Jewett Boulevard                 1977             3,200         $24.4
White Salmon, Washington(3)(5)

15 N.W. 13th Avenue                     1979             2,900         $22.6
Battle Ground, Washington(3)(6)

412 South Columbus                      1983             2,500         $25.6
Goldendale, Washington(3)

11505-K N.E. Fourth Plain Boulevard     1994             3,500         $15.3
Vancouver, Washington(3)
"Orchards" Office

7735 N.E. Highway 99                    1994             4,800         $31.7
Vancouver, Washington9(1)(2)(3)
"Hazel Dell" Office

1011 Washington Way                     1994             2,000         $16.8
Longview, Washington(2)(3)

900 Washington St., Suite 100           1998             5,300         $32.8
Vancouver, Washington (1)(3)

1901-E N.E. 162nd Avenue
Vancouver, Washington(1)(3)             1999             3,200         $ 7.0

800 N.E. Tenny Road, Suite D
Vancouver, Washington(3)                2000             3,200         $ 6.0

(1)      Leased.
(2) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(3)      Location of an automated teller machine.
(4)      New facility in 2001.
(5)      New facility in 2000.
(6)      New facility in 1994.

During second quarter of fiscal year 2001, the Company's main office for administration was relocated from Camas to the downtown Vancouver address of 900 Washington Street. The Washougal branch office was relocated during the first quarter of the fiscal year 2001.

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2001, the net book value of the Company's office properties, furniture, fixtures and equipment was $10.1 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
---------------------------------------------------------------------------

At March 31, 2001, the Company had 4,981,421 shares of Common Stock issued and outstanding, 844 stockholders of record and an estimated 1,000 holders in nominee or "street name."

Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company are dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account to be established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and

Reorganization. See Note 13 of Notes to the Consolidated Financial Statements included elsewhere herein.

The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. Prior to that time and since October 22, 1993, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2001 and 2000 fiscal years. At March 31, 2001, there were ten market makers in the Company's common stock as reported by the Nasdaq Stock Market.


Cash Dividends

Fiscal Year Ended March 31, 2001         High           Low          Declared
--------------------------------         ----           ---          --------

Quarter Ended March 31, 2001            $9.75          $8.25          $0.100
Quarter Ended December 31, 2000          8.88           8.03           0.100
Quarter Ended September 30, 2000         8.88           8.00           0.100
Quarter Ended June 30, 2000              9.38           8.00           0.100


Cash Dividends

Fiscal Year Ended March 31, 2000         High           Low          Declare
--------------------------------         ----           ---         ---------

Quarter Ended March 31, 2000            $10.50         $8.00          $0.090
Quarter Ended December 31, 1999          12.50          9.50           0.090
Quarter Ended September 30, 1999         13.00         11.00           0.090
Quarter Ended June 30, 1999              12.31         11.13           0.090

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

                                                    At March 31,
                                 ----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
FINANCIAL CONDITION DATA:                         (In thousands)

Total assets                   $431,996  $344,680  $302,601  $273,174  $224,385
Loans receivable, net(1)        296,861   249,034   187,177   162,628   151,774
Mortgage-backed securities held
 to maturity, at amortized cost   6,405     8,657    12,715    20,341    26,402
Mortgage-backed securities
 available for sale,
 at fair value                   43,139    39,378    53,372    32,690     2,990
Cash and interest-bearing
 deposits                        38,935    15,786    17,207    27,482     6,951
Investment securities held to
 maturity, at amortized cost        861       903     4,943     8,336    20,456
Investment securities available
 for sale, at fair value         25,561    12,883    13,280     9,977     3,899
Deposit accounts                295,523   232,355   200,311   179,825   169,416
FHLB advances                    79,500    60,550    42,550    29,550    27,180
Shareholders' equity             52,721    48,489    56,867    61,082    25,022


                                              Year Ended March 31,
                                 ----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
OPERATING DATA:                                   (In thousands)

Interest income                 $31,343   $25,438   $23,114   $20,302   $17,476
Interest expense                 16,288    11,073     9,925     9,389     8,923
                                -------   -------   -------   -------   -------
Net interest income              15,055    14,365    13,189    10,913     8,553
Provision for loan losses           949       675       240       180       180
                                -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses       14,106    13,690    12,949    10,733     8,373
Gains from sale of loans,
 securities and real estate owned    94       151       283       269       106
Gain on sale of land and
 fixed assets                       540         -         -         -         -
Other non-interest income         3,328     2,746     2,591     2,211     1,768
Non-interest expenses(2)         12,867    10,832     9,055     7,218     7,204
                                -------   -------   -------   -------   -------
Income before federal income tax
 provision and extraordinary item 5,201 5,755 6,768 5,995 3,043 Provision for federal income
 taxes                            1,644     1,878     2,305     2,071     1,035
                                -------   -------   -------   -------   -------
Net income                      $ 3,557   $ 3,877   $ 4,463   $ 3,924   $ 2,008
                                =======   =======   =======   =======   =======

                                                    At March 31,
                                 ----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
OTHER DATA:
Number of:
 Real estate loans outstanding    3,423     3,151     2,956     3,155     3,260
 Deposit accounts                26,068    23,653    21,639    20,395    19,300
 Full service offices                12        12        10         9         9

                                      At or For the Year Ended March 31,
                                 ----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------     -----    ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets          0.94%     1.22%     1.55%     1.56%     0.92%
Return on average equity          7.04      7.15      7.33      9.15      8.38
Dividend payout ratio(3)(4)(7)   52.29     47.13     30.38     11.77     10.56
Interest rate spread              3.37      3.88      3.83      3.72      3.72
Net interest margin               4.27      4.78      4.81      4.61      4.19
Non-interest expense to
 average assets(5)                3.41      3.41      3.14      2.87      3.30
Efficiency ratio (non-
 interest expense divided by the
 sum of net interest income and
 non-interest  income)(6)        67.66     62.75     56.37     53.89     69.09

Asset Quality Ratios:
Average interest-earning assets to
 interest-bearing liabilities   119.75    124.51    127.02    122.21    110.80
Allowance for loan losses to
 total loans at end of period     0.58      0.50      0.54      0.53      0.50
Net charge-offs to
 average outstanding loans
 during the period                0.14      0.21      0.04      0.02        -
Ratio of nonperforming assets
 to total assets                  0.24      0.39      0.44      0.19      0.10

Capital Ratios:
Average equity to average assets 13.41     17.05     21.08     17.02     10.98
Equity to assets at end of
  fiscal year                    12.20     14.07     18.79     22.36     11.15

(1)  Includes loans held for sale.
(2)  Includes $947,000 special SAIF assessment in the year ended March 31, 1997.
(3) Prior to the consummation of the Conversion and Reorganization on September 30, 1997, all cash dividends paid by the Bank had been waived by the MHC.
(4)  Excludes cash dividends waived by the MHC.
(5) Non-interest expense to average assets was 2.87% at March 31, 1997 without special SAIF assessment.
(6) Efficiency ratio was 60.0% for the year ended March 31, 1997 without special SAIF assessment.
(7)  Dividends paid divided by net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
GENERAL

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management's discussion and analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of Riverview Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

OPERATING STRATEGY

In the fiscal year ended March 31, 1998, the Company began to implement a growth strategy to broaden the products and services from traditional thrift offerings to those more closely related to commercial banking. The growth strategy included four elements, geographic and product expansion, loan portfolio diversification, development of relationship banking and maintenance of asset quality.

Since the end of fiscal 1998, the Company has added three branches including the branch at the main office for administration in downtown Vancouver. The Washougal branch was relocated to a new facility, the Stevenson, White Salmon and Goldendale branches were remodeled. The number of automated teller machines was doubled from six to twelve so that each branch location now is serviced by an automated teller machine.

The Company's growing commercial customer base has enjoyed new products and the improvements in existing products. These new products include business checking, internet banking and new loan products. Retail customers have benefited from expanded choices ranging from additional automated teller machines , consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

The fiscal year 1998 marked the 75th year anniversary since Riverview Community Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending. The portfolio diversification is focused toward the expansion of commercial loans. Four experienced commercial lenders were hired to implement the expansion in commercial lending. In the fiscal year 1998 commercial loans as a percentage of the loan portfolio were 0.93%. The commercial loan portfolio stands at 7.03% at the end of fiscal year 2001. Commercial lending has wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio profitability.

The 1998 addition of RAM Corp a trust company directed by experienced trust officers, expanded loan products serviced by experienced commercial and consumer lending officers, expanded branch network lead by experienced branch managers, enhances the Company's relationship banking. Development of relationship banking has been the key to the Company's growth in assets and profitability. Total assets of the Company has increased 58% since the end of fiscal year 1998.

The Company has a strong tradition of safety and soundness and balance sheet growth reflects this tradition. The ratio of nonperforming assets to total assets continues this strong tradition and is 0.24% at March 31, 2001.

NET INTEREST INCOME

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains and losses on sales of interest-earning assets and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND 2000

The Company's total assets were $432.0 million at March 31, 2001, compared to $344.7 million at March 31, 2000. This increase resulted primarily from the growth in the loan portfolio, cash and investment securities. The growth was funded primarily by deposit growth and an increase in FHLB advances.

Loans receivable, net, were $296.3 million at March 31, 2001, compared to $249.0 million at March 31, 2000, a 19.0% increase. Increases primarily in residential, residential construction, commercial construction, commercial, commercial real estate and consumer loans contributed to the increase in loans receivable, net. The growth in commercial and commercial real estate loan balances reflects the Company's increased emphasis on originating such loans. The Company has been able to increase the balance of outstanding commercial loans, commercial real estate loans and commitments due to the strong local economy, and the consolidation of some local competitors offering these products. The Company has also hired several experienced commercial bankers from competitors in the local market. The growth in one- to- four family residential mortgages reflects the impact of decreasing interest rates and management's decision to retain mortgages in the loan portfolio. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

There were $569,000 in loans held-for-sale at March 31, 2001, compared to zero at March 31, 2000.

Cash and cash equivalents increased to $38.9 million at March 31, 2001, from $15.8 million at March 31, 2000 as a result of deposit growth.

Investment securities held-to-maturity were $861,000 at March 31, 2001, compared to $903,000 at March 31, 2000. The $42,000 decrease was a result of investment paydowns.

Investment securities available-for-sale were $25.6 million at March 31, 2001, compared to $12.9 million at March 31, 2000. The $12.7 million increase reflects the $15.0 million purchase of FNMA and FHLMC preferred stock, the $3.0 million of callable agencies and $300,000 of paydowns.

Mortgage-backed securities held-to-maturity were $6.4 million at March 31, 2001, compared to $8.7 million at March 31, 2000. The $2.3 million net decrease is a result of paydowns.

Mortgage-backed securities available-for-sale were $43.1 million at March 31, 2001, compared to $39.4 million at March 31, 2000. The $3.7 million net decrease reflects paydowns.

Total deposits were $295.5 million at March 31, 2001, compared to $232.4 million at March 31, 2000. Management attributes this $63.1 million increase primarily to the growth in the Company's market area, particularly the increase in commercial loans and to increased public deposits.

FHLB advances increased to $79.5 million at March 31, 2001 from $60.6 million at March 31, 2000. The $18.9 million increase in the outstanding advances at March 31, 2001 were used to fund the growth in the loan and investment portfolio.

Shareholders' equity increased $4.2 million to $52.7 million at March 31, 2001 from $48.5 million at March 31, 2000 primarily as a result of the $5.2 million of total comprehensive income and issuance of stock under various incentive plans offset by cash dividends of $1.9 million paid to the shareholders.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NET INCOME. Net income was $3.6 million, or $0.78 per share for the year ended March 31, 2001, compared to $3.9 million, or $0.76 per share for the year ended March 31, 2000. Earnings were lower for the year ended March 31, 2001 primarily as a result of reduced net interest margin, increased non-interest expenses and higher provision for loan losses.

NET INTEREST INCOME. Net interest income for fiscal year 2001 was $15.1 million, representing a $690,000, or a 4.8% increase, from fiscal year 2000. This improvement reflected a 17.9% increase in average earning assets (primarily increases in average loan balances due to a 11.7% increase for mortgage loans and 97.6% increase in non-mortgage loans) to $277.3 million, which offset a 51 basis point reduction in the net interest margin to 4.27%. The ratio of average interest earning assets to average interest bearing liabilities decreased to 1.20% in 2001 from 1.25% in 2000 which indicates that the interest earning asset growth is being funded more by interest bearing liabilities as compared to capital, which is non-interest bearing.

INTEREST INCOME. Interest income totaled $31.3 million and $25.4 million, for fiscal years 2001 and 2000, respectively. Average interest-bearing assets increased $54.2 million to $356.5 million for fiscal year ended 2001 from $302.3 million for fiscal year ended 2000. The yield on interest-earning assets was 8.84% for fiscal year 2001 compared to 8.44% for fiscal year ended 2000. The increased yield reflects the higher yield on net loans and investments in 2001 compared to 2000.

INTEREST EXPENSE. Interest expense for the year ended March 31, 2001 totaled $16.3 million, a $5.2 million increase from $11.1 million for the year ended March 31, 2000. The increase in interest expense was the result of the 22.6% growth in average interest-bearing liabilities to $297.7 million at March 31, 2001 from $242.8 million at March 31, 2000. The increase was due primarily to the $7.9 million growth in the average balance of money market accounts to $44.9 million and the $20.5 million growth in average balance certificates of deposit to $138.5 million at year end March 31, 2001. Other interest bearing liabilities increased $27.4 million to $72.8 million at March 31, 2001 due to increased FHLB borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended March 31, 2001 was $949,000 compared to $675,000 for the year ended March 31, 2000. The fiscal year 2001 provision for loan losses exceeded net loan charge-offs by $554,000 resulting in an increase in the allowance for loan losses to $1.9 million. While the loan portfolio has grown substantially in fiscal year 2001 the asset quality has remained solid as demonstrated by the nonperforming asset to total assets ratio of 0.24% at March 31, 2001 and 0.39% at March 31, 2000.

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance that additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 2001 was $1.9 million, or 0.58% of period end loans compared to $1.4 million, or 0.50% of period end loans at March 31, 2000. Management considered the allowance for loan losses at March 31, 2001 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $1.1 million or 36.8% for the twelve months ended March 31, 2001 compared to the same period in 2000. Excluding the $540,000 pretax gain on sale of land and fixed assets, non-interest income increased $525,000 or 18.1% for the year ended March 31, 2001 when compared to the prior year. For the twelve months ended March 31, 2001, fees and service charges increased $430,000 when compared to the twelve months ended March 31, 2000. The $430,000 increase in service charges is primarily due to the growth in checking accounts, ATM and debit cards and mortgage broker fees. Mortgage broker fees (included in fees and service charges) totaled $579,000 for the year ended March 31, 2001 compared to $448,000 for the previous year. Mortgage broker commission compensation expense was $581,000 for the fiscal year ended March 31, 2001 compared to $499,000 for the fiscal year ended March 31, 2000. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $107.1 million in 2000 to $109.4 million in 2001. Asset management services income increased $205,000 or 67.4% for the year 2001 compared to year 2000. RAM Corp had $92.2 million or a 47.0% increase in total assets under management at March 31, 2001 when compared to March 31, 2000. The $61,000 decrease in loan servicing income is the result of the decrease in the balance of loans serviced for others caused by paydowns.

NON-INTEREST EXPENSE. Non-interest expense increased $2.1 million, or 19.4% to $12.9 million for fiscal year 2001 compared to $10.8 million for fiscal year 2000. The principal component of the Company's non-interest expense was salaries and employee benefits. For the year ended March 31, 2001, salaries and employee benefits, which includes mortgage broker commission compensation, was $7.0 million, or a 20.7% increase over the prior year total of $5.8 million. Full-time equivalent employees have increased to 147 at March 31, 2001 from 132 at March 31, 2000. Expansion of the branch system by adding the 800 Tenney Road branch in the first quarter of fiscal year 2001 and expansion in lending areas, trust and administration are reflected in the increase in FTE. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense reflecting the Company's expansion in branches and continuing investment in computer technology. In second quarter of fiscal year 2001, the Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, Suite 900, a 16,000 square foot leased facility.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see Item 1. Business--Properties), and the related acquisition of $42 million in customer deposits created a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ($1.0 million at March 31, 2001) is being amortized over the remaining life of the underlying customer relationships currently estimated at four years. The amortization expense of CDI was $327,000 for both fiscal years 2001 and 2000.

PROVISION FOR FEDERAL INCOME TAXES. Provision for federal income taxes was $1.6 million for the year ended March 31, 2001 compared to $1.9 million for the year ended March 31, 2000 as a result of lower income before taxes. The effective tax rate for fiscal year 2001 was 31.6% compared to 32.6% for fiscal 2000. Reference is made to Note 10 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

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

Total deposits were $232.4 million at March 31, 2000, compared to $200.3 million at March 31, 1999. Management attributes this increase primarily to the growth in the Company's market area particularly the increase in commercial loans and to promotions of checking and money market deposit accounts. Checking deposits are a part of the relationship in servicing commercial loan customers.

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

INTEREST EXPENSE. Interest expense for the year ended March 31, 2000 totaled $11.1 million, a $1.2 million increase from $9.9 million for the year ended March 31, 1999. The increase in interest expense was the result of the 12% growth in average interest-bearing liabilities to $242.8 million at March 31, 2000 from $215.9 million at March 31, 1999. The increase was due primarily to the $15.6 million growth in the average balance of money market accounts to $37.0 million at year end March 31, 2000 compared to $21.5 million at March 31, 1999. Other interest-bearing liabilities increased $11.4 million to $45.4 million at March 31, 2000 due to increased FHLB borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended March 31, 2000 was $675,000 compared to $240,000 for the year ended March 31, 1999. The fiscal year 2000 provision for loan losses exceeded net loan charge-offs by $216,000, resulting in an increase in the allowance for loan losses to $1.4 million. While the loan portfolio has grown substantially in fiscal year 2000 the asset quality has remained solid as demonstrated by the nonperforming asset to total assets ratio of 0.39% at March 31, 2000 and 0.44% at March 31, 1999. The $282,000 commercial loan charge-offs was composed of four commercial loans and the largest charge-off was $104,000. The allowance for loan losses at March 31, 2000 was $1.4 million, or 0.50% of period end loans compared to $1.1 million, or 0.54% of period end loans at March 31, 1999. Management considered the allowance for loan losses at March 31, 2000 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $23,000 or 1.0% for the twelve months ended March 31, 2000 compared to the same period in 1999. For the twelve months ended March 31, 2000, fees and service charges increased $125,000 when compared to the same period for the prior year. The $125,000 increase in service charges reflects the growth in checking service charges and asset management services income that was partially offset by the reduction in mortgage broker loan fees caused by the reduction in residential mortgage refinance activity. Mortgage broker fees (included in fees and service charges) totaled $448,000 for the year ended March 31, 2000 compared to $944,000 for the previous year. Mortgage broker commission compensation expense was $499,000 for the fiscal year ended March 31, 2000 compared to $740,000 for the fiscal year ended March 31, 1999. Decreases in mortgage broker fees and commission compensation expense are a result of the decrease in brokered loan production from $141.1 million in 1999 to $107.1 million in 2000 reflecting the higher interest rate environment. Gains on sale of loans held for resale decreased $222,000 for the twelve months ended March 31, 2000 compared to the same period in the prior year reflecting management's decision to retain the majority of the originated residential one- to four- loan mortgage loans in the loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense increased $1.8 million, or 19.6% to $10.8 million for fiscal year 2000 compared to $9.1 million for fiscal year 1999. The principal component of the Company's non-interest expense was salaries and employee benefits. For the year ended March 31, 2000, salaries and employee benefits, which includes mortgage broker commission compensation, was $5.8 million, or a 16% increase over the prior year total of $5.0 million. As mentioned previously, commission compensation expense was $499,000 for the fiscal year ended March 31, 2000 compared to $740,000 for the fiscal year ended March 31, 1999. Full-time equivalent employees increased to 132 at March 31, 2000 from 111 at March 31, 1999. Other components of non-interest expense include building, furniture, and equipment depreciation and expense, data processing expense, and advertising expense reflect the Company's expansion in branches and continuing investment in computer technology.

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

AVERAGE BALANCE SHEET

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the monthly average balances during such period. Interest income on tax exempt securities has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 34%.

                                                          Year Ended March 31,
                              ------------------------------------------------------------------------------
                                        2001                      2000                        1999
                              ------------------------   ------------------------   ---------- -------------
                                      Interest                   Interest                   Interest
                              Average    and    Yield/   Average   and     Yield/   Average   and     Yield/
                              Balance Dividends   Cost   Balance Dividends   Cost   Balance Dividends   Cost
                              ------- --------- ------   ------- --------- ------   ------- --------- ------
                                                                    (Dollars in thousands)
Interest-earning assets:
 Mortgage loans              $205,895   $19,286  9.37%  $184,343   $16,889  9.16%  $154,450   $15,117  9.79%
 Non-mortgage loans            71,392     6,985  9.78     36,116     3,541  9.80     20,288     1,998  9.85
                             --------   -------  -----  --------   -------  -----  --------   -------  -----
   Total net loans            277,287    26,271  9.47    220,459    20,430  9.27    174,738    17,115  9.79
Mortgage-backed securities     46,151     3,144  6.81     56,735     3,585  6.32     61,041     3,755  6.15
Investment securities          20,200     1,318  6.52     16,168       971  6.01     20,031     1,215  6.07
Daily interest-bearing assets   8,827       530  6.00      6,217       312  5.02     16,131       838  5.19
Other earning assets            4,056       262  6.48      2,715       219  8.07      2,275       191  8.40
                             --------   -------  -----  --------   -------  -----  --------   -------  -----
Total interest-earning assets 356,521    31,525  8.84    302,294    25,517  8.44    274,216    23,114  8.43

Non-interest-earning assets:
 Office properties and
   equipment, net              10,295                      7,277                      5,412
 Real estate, net                 134                        471                        471
 Other non-interest-
   earning assets              10,189                      7,968                      8,488
                             --------                   --------                   --------
 Total assets                $377,139                   $318,010                   $288,587
                             ========                   ========                   ========

Interest-earning liabilities:
 Regular savings accounts    $ 19,586       536  2.74   $ 20,654       569  2.75   $ 20,374       560  2.75
 NOW accounts                  21,897       315  1.44     21,757       303  1.39     23,875       309  1.29
 Money market accounts         44,911     2,182  4.86     37,029     1,588  4.29     21,470       790  3.68
 Certificates of deposit      138,492     8,314  6.00    117,948     6,131  5.20    116,165     6,445  5.55
                             --------   -------  -----  --------   -------  -----  --------   -------  -----
Total deposits                224,886    11,347  5.05    197,388     8,591  4.35    181,884     8,104  4.46
Other interest-bearing
  liabilities                  72,825     4,941  6.78     45,406     2,483  5.47     34,008     1,821  5.35
                             --------   -------  -----  --------   -------  -----  --------   -------  -----
Total interest-bearing
  liabilities                 297,711    16,288  5.47    242,794    11,074  4.56    215,892     9,925  4.60

Non-interest-bearing liabilities:
 Non-interest-bearing
  deposits                     26,635                     19,982                      9,636
 Other liabilities              2,232                      1,004                      2,212
                             --------                   --------                   --------
  Total liabilities           326,578                    263,780                    227,740
 Shareholders' equity          50,561                     54,230                     60,847
                             --------                   --------                   --------
Total liabilities and
  shareholders' equity       $377,139                   $318,010                   $288,587
                             ========                   ========                   ========
Net interest income                     $15,237                    $14,443                    $13,189
                                        =======                    =======                    =======
Interest rate spread                             3.37%                      3.88%                      3.83%
                                                 =====                      =====                      =====
Net interest margin                              4.27%                      4.78%                      4.81%
                                                 =====                      =====                      =====
Ratio of average interest-earning assets
 to average interest-bearing liabilities       119.75%                    124.51%                    127.02%
                                                ======                    ======                     ======


YIELDS EARNED AND RATES PAID

The following table sets forth for the periods and at the date indicated the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                      At March 31,      Year Ended March 31,
                                      ------------   --------------------------
                                            2001      2001      2000      1999
                                           ------    ------    ------    ------
Weighted average yield earned on:

 Total net loans(1)                         8.53%     8.89%     8.54%     8.59%
 Mortgage-backed securities                 6.65      6.81      6.32      6.15
 Investment securities                      6.88      6.52      6.01      6.07
 All interest-earning assets                7.98      8.39      7.90      7.66

Weighted average rate paid on:

 Deposits                                   4.53      5.05      4.35      4.46
 FHLB advances and other borrowings         6.62      6.78      5.47      5.35
 All interest-bearing liabilities           4.97      5.47      4.56      4.60

Interest rate spread (spread between weighted
 average rate on all interest-earning assets
 and all interest-bearing liabilities)(1)   3.01      2.92      3.34      3.06

Net interest margin (net interest income
 (expense) as a percentage of average
 interest-earning assets)(1)                3.13      3.82      4.24      4.04


(1)      Weighted average yield on total net loans excludes deferred loan fees.

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

                                  Year Ended March 31,
                   ------------------------------------------------------------
                      2001 vs. 2000                 2000 vs. 1999
                   Increase (Decrease)            Increase (Decrease)
                           Due to                          Due to
                   -------------------- Total     -------------------- Total
                                Rate/   Increase               Rate/   Increase
                   Volume  Rate Volume (Decrease) Volume  Rate Volume (Decrease)
                   ------  ---- ------  --------- ------  ---- ------  --------
                                          (In Thousands)
Interest Income:
Mortgage loans     $1,975  $377   $ 43     $2,395 $2,926 $(967) $(189)   $1,770
Non-mortgage loans  3,459    (7)    (7)     3,445  1,559    (8)    (7)    1,544
Mortgage-backed
  securities         (669)  280    (52)      (441)  (265)  102     (7)     (170)
Investment
  securities          242    84     21        347   (234)  (12)     2      (244)
Daily interest-
 bearing              131    61     26        218   (515)  (28)    17      (526)
Other earning
 assets               108   (43)   (21)        44     37    (7)    (1)       29
Total interest     ------  ---- ------  --------- ------  ---- ------  --------
  income(taxable
  equivalent)       5,246   752     10      6,008  3,508  (920)  (185)    2,403
                   ------  ---- ------  --------- ------  ---- ------  --------
Interest Expense:
Regular savings
 accounts             (29)   (4)     -        (33)     8     1      -         9
NOW accounts            2    10      -         12    (27)   24     (2)       (5)
Money market accounts 338   211     45        594    573   131     95       799
Certificates of
 deposit            1,068   949    165      2,182     99  (407)    (6)     (314)
Other interest-
bearing liabilities 1,499   598    362      2,459    610    39     11       660

Total interest
 expense            2,878 1,764    572      5,214  1,263  (212)    98     1,149
                   ------  ---- ------  --------- ------  ---- ------  --------
Net interest income
 (taxable
  equivalent)      $2,368(1,012) $(562)     $ 794 $2,245 $(708) $(283)   $1,254
                   ====== =====    ===        ===  =====   ===    ===     =====

ASSET AND LIABILITY MANAGEMENT

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. However, the Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

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

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 2001, ARM loans and adjustable rate mortgage-backed securities constituted $140.0 million, or 37.4%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $78.6 million at March 31, 2001, including $17.5 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $81.1 million and produced service fees of $67,000 for the year ended March 31, 2001. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Commercial loans are adjustable interest rate loans. At March 31, 2001, the construction, commercial and consumer loan portfolios amounted to $83.9 million, $23.1 million and $25.0 million, or 28.3%, 7.8% and 8.4% of total loans receivable, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2001, the combined portfolio of $76.0 million had an average term to repricing or maturity of 11.4 years, excluding equity securities. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2000.

                                At December 31, 2000
              ----------------------------------------------------------------
                Net Portfolio Value
              --------------------------      Net Portfolio Value as a
                                            Percent of Present Value of Assets
 Change       Dollar    Dollar    Percent   ----------------------------------
 In Rates     Amount    Change    Change    NPV Ratio    Change
 --------     ------    ------    ------    ---------    ------
                             (Dollars in thousands)
  300  bp    $42,815  $(16,276)    (28)%      11.17%     (342) bp
  200  bp     47,542   (11,549)    (20)       12.19      (239) bp
  100  bp     52,815    (6,276)    (11)       13.30      (128) bp
    0  bp     59,091         -       -        14.59         -
 (100) bp     62,185     3,094       5        15.17        58 bp
 (200) bp     64,444     5,352       9        15.56        97 bp
 (300) bp     67,700     8,609      15        16.14       155 bp

For example, the above table illustrates that an instantaneous 200 basis point increase in market interest rates at December 31, 2000 would reduce the Company's NPV by approximately $11.5 million, or 20%, at that date. At December 31, 1999 an instantaneous 200 basis point increase in market interest rates would have reduced the Company's NPV by approximately $12.7 million, or 22%, at that date. The $1.2 million decrease in the reduction of NPV to $11.5 million at December 31, 2000 is the result of several factors. The primary factors for fiscal year 2001 are the impact of the decreased FHLB borrowings that reprice within one year and the larger percentage of the total loans receivable that reprice within one year. In fiscal year 2001, the refinancing activity of one-to- four residential mortgage loans from adjustable rate loans to fixed rate loans did not outpace the increased balance of adjustable rate loans in the loan portfolio.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further more, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001, cash and cash equivalents totaled $38.9 million, or 9.0% of total assets. At March 31, 2001, the Company also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $149.9 million, under which $79.5 million was outstanding.

OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's liquidity ratio at March 31, 2001 was 28.22%.

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

The Company's primary investing activity is the origination of one- to- four family mortgage loans. During the years ended March 31, 2001, 2000 and 1999, the Company originated $95.6 million, $88.6 million and $112.6 million of such loans, respectively. At March 31, 2001, the Company had outstanding mortgage loan commitments of $4.3 million and undisbursed balance of mortgage loans closed of $26.2 million. Consumer loan commitments totaled $2.6 million and unused lines of consumer credit totaled $11.4 million at March 31, 2001. Commercial and commercial real estate loan commitments totaled $710,000 and unused lines of commercial and commercial real estate credit totaled $14.4 million at March 31, 2001. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2001 totaled $142.0 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2001, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 10.88%, 10.88% and 17.13%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No.133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement becomes effective for fiscal year 2002, and will not be applied retroactively to financial statements of prior periods. Upon adoption of provisions of SFAS No. 133 at April 1, 2001, the Company did not have derivate instruments and there was no impact on the financial statements of the Company.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 is not expected to have a material impact on the financial statements of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

QUANTITATIVE ASPECTS OF MARKET RISK. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Loan Portfolio Analysis," "Investment Activities--Investment Securities Portfolio and Carrying Values" and " Deposit Activities and Other Sources of Funds -- Certificates of Deposit by Rates and Maturities" contained herein.

QUALITATIVE ASPECTS OF MARKET RISK. The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as now accounts, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short term cash needs, and depending on the current interest rate environment, FHLB advances will usually be of longer term. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2001. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                One       After     After
                                       Within   Year      3 Years   5 Years    Beyond
                           Average     One      to 3      to 5      to 10       10                   Fair
                              Rate     Year     Years     Years     Years      Years      Total      Value
                              ----     ----     -----     -----     -----      -----      -----      -----
                                             (Dollars in thousands)
Interest-Sensitive Assets:
Loans receivable             8.53% $155,919   $19,557   $49,129   $48,649    $55,221   $328,475   $332,656
Mortgage-backed securities   6.65    20,230       218     4,421       749     23,926     49,544     49,625
Investments and other
 interest-earning assets     6.08         -         -         -     4,505     21,917     26,422     26,428
FHLB stock                   6.49       886     1,773     1,773         -          -      4,432      4,432

Interest-Sensitive Liabilities:

NOW accounts                 1.50     6,429    12,857    12,857         -          -     32,143     32,143
Non-interest checking accounts  -     5,587    11,174    11,174         -          -     27,935     27,935
Savings accounts             2.75     3,765     7,531     7,531         -          -     18,827     18,827
Money market                 3.99     9,145    18,290    18,289         -          -     45,724     45,724
Certificate accounts         6.21   142,022    23,672     4,659       541          -    170,894    172,057
FHLB advances                6.62    25,000    39,500    15,000         -          -     79,500     81,208

Off-Balance Sheet Items:
Commitments to extend Credit    -     7,663         -         -         -          -      7,663      7,663
Unused lines of credit          -    52,097         -         -         -          -     52,097     52,097


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2001, 2000, 1999 and Independent Auditors' Report

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                          PAGE

Independent Auditors' Report                                                53


Consolidated Balance Sheets as of March 31, 2001 and 2000                   54

Consolidated Statements of Income for the Years Ended March 31, 2001,
  2000 and 1999                                                             55

Consolidated Statements of Shareholders' Equity for the Years Ended
  March 31, 2001, 2000 and 1999                                             56

Consolidated Statements of Cash Flows for the Years Ended March 31, 2001,
  2000 and 1999                                                             57

Notes to Consolidated Financial Statements                                  58

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 11, 2001

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000

(IN THOUSANDS, EXCEPT SHARE DATA)                               2001      2000
--------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $26,460
  and $5,378)                                                $ 38,935  $ 15,786
Loans held for sale                                               569         -
Investment securities held to maturity, at amortized cost
  (fair value of $867 and $854)                                   861       903
Investment securities available for sale, at fair value
  (amortized cost of $26,060 and $14,421)                      25,561    12,883
Mortgage-backed securities held to maturity, at amortized
  cost (fair value of $6,486 and $8,595)                        6,405     8,657
Mortgage-backed securities available for sale, at fair value
  (amortized cost of $43,224 and $40,974)                      43,139    39,378
Loans receivable (net of allowance for loan losses of $1,916
  and $1,362)                                                 296,292   249,034
Real estate owned                                                 473        65
Prepaid expenses and other assets                               1,002       875
Accrued interest receivable                                     2,394     1,881
Federal Home Loan Bank stock, at cost                           4,432     3,074
Premises and equipment, net                                    10,055     9,088
Land held for development                                           -       471
Deferred income taxes, net                                        856     1,236
Core deposit intangible, net                                    1,022     1,349
                                                             --------  --------
TOTAL ASSETS                                                 $431,996  $344,680
                                                             ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

   Deposit accounts                                          $295,523  $232,355
   Accrued expenses and other liabilities                       4,034     3,147
   Advance payments by borrowers for taxes and insurance          218       139
   Federal Home Loan Bank advances                             79,500    60,550
                                                             --------  --------
Total liabilities                                             379,275   296,191

COMMITMENTS AND CONTINGENCIES (NOTE 16)

SHAREHOLDERS' EQUITY:
   Serial preferred stock, $.01 par value; 250,000 authorized,
    issued and outstanding, none                                    -         -
   Common stock, $.01 par value; 50,000,000 authorized,
     2001 - 4,981,421 issued, 4,655,040 outstanding;
     2000 - 4,902,503 issued, 4,521,209 outstanding                50        49
   Additional paid-in capital                                  38,687    38,457
   Retained earnings                                           17,349    15,652
   Unearned shares issued to employee stock ownership trust    (2,217)   (2,422)
   Unearned shares held by the management recognition
     and development plan                                        (762)   (1,178)
   Accumulated other comprehensive loss                          (386)   (2,069)
                                                            ---------  --------
         Total shareholders' equity                            52,721    48,489
                                                            ---------  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 431,996  $344,680
                                                            =========  ========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(IN THOUSANDS, EXCEPT SHARE DATA)                     2001      2000      1999
--------------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans receivable             $ 26,271  $ 20,430  $ 17,115
 Interest on investment securities                      820       893     1,215
 Interest on mortgage-backed securities               3,144     3,585     3,755
 Other interest and dividends                         1,108       530     1,029
                                                   --------  --------  --------
   Total interest income                             31,343    25,438    23,114
                                                   --------  --------  --------
INTEREST EXPENSE:
 Interest on deposits                                11,347     8,590     8,104
 Interest on borrowings                               4,941     2,483     1,821
                                                   --------  --------  --------
   Total interest expense                            16,288    11,073     9,925
                                                   --------  --------  --------
Net interest income                                  15,055    14,365    13,189
 Less provision for loan losses                         949       675       240
                                                   --------  --------  --------
Net interest income after provision for loan losses  14,106    13,690    12,949
                                                   --------  --------  --------
NON-INTEREST INCOME:
 Fees and service charges                             2,631     2,201     2,362
 Asset management fee                                   509       304        18
 Gain on sale of loans held for sale                     94        24       246
 Gain on sale of securities                               -         -        37
 Gain on sale of other real estate owned                 35       127         1
 Loan servicing income                                   67       128       116
 Gain on sale of land and fixed assets                  540         -         -
 Other                                                   86       113        94
                                                   --------  --------  --------
   Total non-interest income                          3,962     2,897     2,874
                                                   --------  --------  --------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                       6,989     5,761     5,029
 Occupancy and depreciation                           1,947     1,362     1,117
 Data processing                                        926       781       581
 Amortization of core deposit intangible                327       327       327
 Marketing expense                                      601       579       336
 FDIC insurance premium                                  46        99       109
 State and local taxes                                  319       250       188
 Telecommunications                                     256       263       216
 Professional fees                                      247       360       242
 Other                                                1,209     1,050       910
                                                   --------  --------  --------
   Total non-interest expense                        12,867    10,832     9,055
                                                   --------  --------  --------
INCOME BEFORE FEDERAL INCOME TAXES                    5,201     5,755     6,768
PROVISION FOR FEDERAL INCOME TAXES                    1,644     1,878     2,305
                                                   --------  --------  --------
NET INCOME                                         $  3,557  $  3,877  $  4,463
                                                   ========  ========  ========
Earnings per common share:
     Basic                                            $0.78     $0.76     $0.78
     Diluted                                           0.77      0.74      0.76
Weighted average number of shares outstanding:

     Basic                                        4,579,091  5,108,725 5,705,697
     Diluted                                      4,640,249  5,205,977 5,837,000

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                     UNEARNED
                                                                     SHARES
                                                                     ISSUED TO
                                                                     EMPLOYEE   UNEARNED  ACCUMULATED
                                 COMMON STOCK   ADDITIONAL           STOCK      SHARES    OTHER COMPRE-
(IN THOUSANDS,                                   PAID-IN   RETAINED  OWNERSHIP  ISSUED TO HENSIVE
 EXCEPT SHARE DATA)             SHARES   AMOUNT  CAPITAL   EARNINGS  TRUST      MRDP      INCOME(LOSS) TOTAL
------------------------------------------------------------------------------------------------------------
Balance, April 1, 1998       5,809,456    $  62  $53,399    $10,495  $(2,993)   $  -       $ 119     $61,082
Cash dividends                       -        -        -     (1,356)       -       -                  (1,356)
Exercise of stock options       39,777        -      141          -        -       -           -         141
Stock repurchased and retired (413,279)      (4)  (5,457)         -        -       -           -      (5,461)
Earned ESOP shares              24,632        -       52          -      250       -           -         302
Shares acquired by MRDP       (142,830)       -      (15)         -        -  (1,964)          -      (1,979)
Earned MRDP shares              28,566        -        -          -        -     393           -         393
                             ---------     ----   -------    ------    -----   -----        ----     -------
                             5,346,322       58   48,120      9,139   (2,743) (1,571)        119      53,122
Comprehensive income:
 Net income                          -        -        -      4,463        -       -           -       4,463
 Other comprehensive loss:
 Unrealized holding loss on
 securities of $694 (net of
 $357 tax effect) less
 reclassification adjustment
 for gains included in net
 income of $24 (net of
 $13 tax expense)                    -        -        -          -        -       -        (718)       (718)
                                                                                                       -----
Total comprehensive income           -        -        -          -        -       -           -       3,745
                             ---------     ----   -------    ------    -----   -----        ----     -------
Balance March 31, 1999       5,346,322       58   48,120     13,602   (2,743) (1,571)       (599)     56,867
Cash dividends                       -        -        -     (1,827)       -       -           -      (1,827)
Exercise of stock options       34,096        -      137          -        -       -           -         137
Stock repurchased and retired (912,404)      (9)  (9,825)         -        -       -           -      (9,834)
Earned ESOP shares              24,629        -       25          -      321       -           -         346
Earned MRDP shares              28,566        -        -          -        -     393           -         393
                             ---------     ----   -------    ------    -----   -----        ----     -------
                             4,521,209       49   38,457     11,775   (2,422) (1,178)       (599)     46,082
Comprehensive income:
Net income                           -        -        -      3,877        -       -           -       3,877
Other comprehensive loss:
 Unrealized holding loss on
 securities of $1,454 (net of
 $749 tax effect) less
 reclassification adjustment
 for net gains included in net
 income of $16 (net of $8 tax
 expense)                            -        -        -          -        -       -      (1,470)     (1,470)
                                                                                                       -----
Total comprehensive income           -        -        -          -        -       -           -       2,407
                             ---------     ----   -------    ------    -----   -----        ----     -------
Balance March 31, 2000       4,521,209       49    38,457    15,652   (2,422) (1,178)     (2,069)     48,489
Cash Dividends                       -        -        -     (1,860)       -       -           -      (1,860)
Exercise of stock options       78,918        1      221          -        -       -           -         222
Earned ESOP shares              24,633        -        9          -      205       -           -         214
Earned MRDP shares              30,280        -        -          -        -     416           -         416
                             ---------     ----   -------    ------    -----   -----        ----     -------
                             4,655,040       50   38,687     13,792   (2,217)   (762)     (2,069)     47,481
Comprehensive income:
Net income                           -        -        -      3,557        -       -           -       3,557
Other comprehensive income:
 Unrealized holding gain on
 securities of $1,683 (net of $867
 tax effect)                         -        -        -          -        -       -       1,683       1,683
                                                                                                       -----
Total comprehensive income           -        -        -          -        -       -           -       5,240
                             ---------     ----   -------    ------    -----   -----        ----     -------
Balance March 31, 2001       4,655,040      $50   $38,687   $17,349  $(2,217)  $(762)      $(386)    $52,721
                             =========     ====   =======   =======  =======   ======      =====     =======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(IN THOUSANDS)                                        2001      2000      1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $3,557    $3,877    $4,463
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                       1,501     1,289     1,196
  Provision for losses on loans                         949       675       240
  (Provision) benefit for deferred income taxes, net   (487)       15      (266)
  Noncash expense related to ESOP                       214       268       302
  Noncash expense related to MRDP                       393       393       589
  Increase in deferred loan origination fees,
   net of amortization                                  120       585       430
  Federal Home Loan Bank stock dividend                (263)     (192)     (173)
  Net gain on sale of real estate owned, mortgage-
   backed securities, investment securities and
   premises and equipment                              (456)      (30)      (37)
  Changes in assets and liabilities:
   Decrease (increase) in loans held for sale          (569)      341     1,089
   (Increase) decrease in prepaid expenses and
     other assets                                       127       (59)      (13)
   Decrease (increase) in accrued interest receivable  (513)     (338)       53
   Increase in accrued expenses and other liabilities   722       440       115
                                                     ------    ------    ------
Net cash provided by operating activities             5,295     7,264     7,988
                                                     ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                 (205,890) (156,832) (158,651)
 Principal repayments on loans                      147,415    88,179   106,036
 Loans sold                                           7,563     4,224    25,809
 Proceeds from call, maturity, or sale of investment
  securities available for sale                       3,000     1,000    19,057
 Purchase of investment securities available for sale     -    (1,673)  (21,452)
 Purchase of equity securities                      (15,000)        -    (1,356)
 Purchase of mortgage-backed securities available
  for sale                                           (8,055)        -   (33,377)
 Principal repayments on mortgage-backed securities
  held to maturity                                    2,255     4,123     7,721
 Principal repayments on mortgage-backed securities
  available for sale                                  5,745    12,690    11,795
 Principal repayments on investment securities held
  to maturity                                            42        40         -
 Principal repayment on investment securities
  available for sale                                    359         -         -
 Purchase of investment securities held to maturity       -         -      (982)
 Proceeds from call or maturity of investment
  securities held to maturity                             -     4,000     4,368
 Purchase of premises and equipment                  (2,507)   (3,724)   (2,058)
 Purchase of Federal Home Loan Bank stock            (1,095)     (268)     (475)
 Proceeds from sale of real estate owned,
  premises and equipment                              3,463       936       404
                                                     ------    ------    ------
Net cash used in investing activities               (62,705)  (47,305)  (43,161)
                                                     ------    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts                    63,168    32,044    20,486
 Dividends paid                                      (1,860)   (1,827)   (1,244)
 Repurchase of common stock                               -    (9,834)   (5,461)
 Stock acquired for MRDP                                  -         -    (1,979)
 Proceeds from Federal Home Loan Bank advances      164,686   220,864    30,000
 Repayment of Federal Home Loan Bank advances      (145,736) (202,864)  (17,000)
 Net increase (decrease) in advance payments
  by borrowers                                           79       100       (45)
 Proceeds from exercise of stock options                222       137       141
                                                     ------    ------    ------
Net cash provided by financing activities            80,559    38,620    24,898
                                                     ------    ------    ------
NET INCREASE (DECREASE) IN CASH                      23,149    (1,421)  (10,275)
CASH, BEGINNING OF YEAR                              15,786    17,207    27,482
                                                     ------    ------    ------
CASH, END OF YEAR                                   $38,935   $15,786   $17,207
                                                    =======   =======   =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
  Interest                                          $15,906   $10,952    $9,841
  Income taxes                                        2,222     1,815     2,774
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned             $ 2,585     $ 971     $ 498
 Dividends declared and accrued in other liabilities    471       415       327
 Fair value adjustment to securities available
   for sale                                           2,550    (2,227)   (1,088)
 Income tax effect related to fair value adjustment    (867)      757       370



See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc. and the Bank's majority owned subsidiary, Riverview Asset Management Corp. All significant inter-company transactions and balances have been eliminated in consolidation.

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

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"), requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

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

     INTEREST INCOME - Interest on loans is credited to income as earned. When the collectibility of the interest is in doubt, the accrual of interest ceases and a reserve for any nonrecoverable accrued interest is established and charged against operations and the loan is placed on nonaccrual status. If ultimate collection of principal is in doubt, all cash receipts on nonaccrual loans are applied to reduce the principal balance.

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

     Buildings and improvements                               3 to 60 years
     Furniture and equipment                                  3 to 20 years
     Leasehold Improvements                                   15 to 25 years

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

     The Company records its mortgage servicing rights at fair values in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The Company is amortizing the mortgage servicing assets, which totaled $310,000, $319,000 and $335,000 at March 31, 2001, 2000 and 1999, respectively, over the period of estimated net servicing income.

     CORE DEPOSIT INTANGIBLE - The deposit base premium of $3.2 million is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to non-interest expense on a straight-line basis over ten years.

     INCOME TAXES -Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return.

     LAND HELD FOR DEVELOPMENT - Land held for development, which is carried at the lower of cost or net realizable value, consists of a parcel of land that the Company originally intended to develop either for Company operation or for ultimate sale. The property was sold during the second quarter of fiscal year 2001 at a gain of $182,000.

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

     RECLASSIFICATION - Certain 2000 and 1999 amounts have been reclassified in order to conform to the 2001 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No.133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement becomes effective for fiscal year 2002, and will not be applied retroactively to financial statements of prior periods. Upon adoption of provisions of SFAS No. 133 at April 1, 2001, the Company did not have derivative instruments and there was no impact on the financial statements of the Company.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of provisions of SFAS No. 140 is not expected to have a material impact on the financial statements of the Company.

2.   INTEREST RATE RISK MANAGEMENT

     The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") borrowings and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2001 and 2000, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and borrowings from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and in its opinion actively monitors such risk and manages it to the extent practicable.
                                      60

3.   INVESTMENT SECURITIES

     The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                              GROSS        GROSS      ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED     FAIR
MARCH 31, 2001                   COST         GAINS        LOSSES       VALUE
                               ----------   ----------   ----------   ---------
Municipal securities           $      861   $        6   $        -   $     867
                               ==========   ==========   ==========   =========


MARCH 31, 2000

Municipal securities           $      903   $        -   $      (49)  $     854
                               ==========   ==========   ==========   =========


     The contractual maturities of securities held to maturity are as follows (in thousands):

                                          AMORTIZED          ESTIMATED
MARCH 31, 2001                              COST             FAIR VALUE
                                       --------------       ------------
      Due after ten years              $          861       $        867
                                       ==============       ============

     The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                              GROSS        GROSS      ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED     FAIR
MARCH 31, 2001                   COST         GAINS        LOSSES       VALUE
                               ----------   ----------   ----------   ---------

Agency securities              $   7,132    $        4   $    (199)   $   6,937
Equity securities                 16,356            21        (378)      15,999
School district bonds              2,572            53           -        2,625
                               ---------    ----------   ----------   ---------
                               $  26,060    $       78   $    (577)   $  25,561
                               =========    ==========   ==========   =========

MARCH 31, 2000

Agency securities              $  10,489    $        -   $    (780)   $   9,709
Equity securities                  1,356             -        (617)         739
School district bonds              2,576             -        (141)       2,435
                               ---------    ----------   ---------    ---------
                               $  14,421    $        -   $  (1,538)   $  12,883
                               =========    ==========   ==========   =========


     The contractual maturities of securities available for sale are as follows
      (in thousands):

                                              AMORTIZED         ESTIMATED
MARCH 31, 2001                                     COST         FAIR VALUE
                                              ---------         ----------
Due after five years through ten years       $     4,456        $    4,505
Due after ten years                               21,604            21,056
                                             -----------        ----------
                                             $    26,060        $   25,561
                                             ===========        ==========

4.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities held to maturity consisted of the following
      (in thousands):
                                              GROSS        GROSS      ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED     FAIR
MARCH 31, 2001                   COST         GAINS        LOSSES       VALUE
                               ----------   ----------   ----------   ---------
Real estate mortgage
  investment conduits           $   1,805   $       15   $        -   $   1,820
FHLMC mortgage-backed securities    1,680           13           (1)      1,692
FNMA mortgage-backed securities     2,920           54            -       2,974
                                ---------   ----------   ----------   ---------
                                $   6,405   $       82   $       (1)  $   6,486
                                =========   ==========   ==========   =========
MARCH 31, 2000

Real estate mortgage investment
  conduits                      $   1,985   $        2   $      (14)  $   1,973
FHLMC mortgage-backed securities    2,377           20          (46)      2,351
FNMA mortgage-backed securities     4,295           28          (52)      4,271
                                ---------   ----------   ----------   ---------
                                $   8,657   $       50   $     (112)  $   8,595
                                =========   ==========   ===========  =========

     Mortgage-backed securities held to maturity with an amortized cost of $3.9 million and $322,000 and a fair value of $3.9 million and $314,000 at March 31, 2001 and 2000, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits consist of FHLMC and Federal National Mortgage Association ("FNMA") and privately issued securities.

     The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                            AMORTIZED            ESTIMATED
MARCH 31, 2001                                   COST            FAIR VALUE
                                            ---------            ----------
Due after one year through five years       $    2,510           $    2,531
Due after five years through ten years             298                  303
Due after ten years                              3,597                3,652
                                            ----------           ----------
                                            $    6,405           $    6,486
                                            ==========           ==========

     Mortgage-backed securities available for sale consisted of the following (in thousands):
                                              GROSS        GROSS      ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED     FAIR
MARCH 31, 2001                   COST         GAINS        LOSSES       VALUE
                               ----------   ----------   ----------   ---------
Real estate mortgage
  investment conduits           $  41,067   $      144   $     (268)  $  40,943
FHLMC mortgage-backed securities      441           10            -         451
FNMA mortgage-backed securities     1,716           29            -       1,745
                               ----------   ----------   ----------   ---------
                                $  43,224   $      183   $     (268)  $  43,139
                               ==========   ==========   ==========   =========
MARCH 31, 2000

Real estate mortgage
  investment conduits           $  38,137   $        -   $   (1,576)  $  36,561
FHLMC mortgage-backed securities      619            -           (7)        612
FNMA mortgage-backed securities     2,218            9          (22)      2,205
                               ----------   ----------   ----------   ---------
                               $   40,974   $        9   $   (1,605)  $  39,378
                               ==========   ==========   ==========   =========

     The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                 AMORTIZED       ESTIMATED
MARCH 31, 2001                                        COST       FAIR VALUE
                                                 ---------       ----------
Due after one year through five years            $   2,102         $  2,129
Due after five years through ten years               1,444            1,474
Due after ten years                                 39,678           39,536
                                                 ---------       ----------
                                                 $  43,224        $  43,139
                                                 =========        =========


     Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

     Mortgage-backed securities available for sale with an amortized cost of $16.2 million and $20.9 million and a fair value of $16.0 million and $19.6 million at March 31, 2001 and March 31, 2000, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $5.1 million and $5.1 million and a fair value of $5.1 million and $5.0 million at March 31, 2001 and 2000, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

5.   LOANS RECEIVABLE

     Loans receivable consisted of the following (in thousands):

                                                            MARCH 31,
                                                     2001               2000
                                                   --------           --------
      Residential:
        One- to- four family                      $ 116,583         $  102,542
        Multi-family                                 11,073             10,921
      Construction:
        One- to- four family                         60,041             49,338
        Multi-family                                  4,514              4,669
        Commercial real estate                        6,806              3,597
      Commercial                                     23,099             15,976
      Consumer:
        Secured                                      23,148             14,488
        Unsecured                                     1,872              2,755
      Land                                           24,230             25,475
      Commercial real estate                         56,540             42,871
                                                  ---------         ----------
                                                    327,906            272,632
      Less:
        Undisbursed portion of loans                 26,223             18,880
        Deferred loan fees                            3,475              3,355
        Allowance for loan losses                     1,916              1,362
        Unearned discounts                                -                  1
                                                  ---------         ----------
              Loans receivable, net               $ 296,292         $  249,034
                                                  =========         ==========

      The Company originates residential real estate loans, commercial real estate, multi-family real estate, commercial and consumer loans. Substantially all of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon. An economic downturn in these areas would likely have a negative impact on the Company's results of operations depending on the severity of such downturn.
                                         63

      Loans, by maturity or repricing date, were as follows (in thousands):

                                                            MARCH 31,
                                                    2001               2000
                                                  ---------         ----------
      Adjustable rate loans:
       Within one year                            $ 117,025         $   99,169
       After one but within three years               2,649                  -
                                                  ---------         ----------
                                                    119,674             99,169
                                                  ---------         ----------
      Fixed rate loans:
       Within one year                               38,894             27,602
       After one but within three                    16,908             10,904
       After three but within five years             49,129             32,049
       After five but within ten years               48,649             55,563
       After ten years                               55,221             47,345
                                                  ---------         ----------
                                                    208,801            173,463
                                                  ---------         ----------
                                                  $ 328,475         $  272,632
                                                  =========         ==========

      Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index and reprice a maximum of 2% per year and up to 6% over the life of the loan. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Commercial loans with adjustable rates primarily reprice based on the prime rate.

      The Company services loans for others totaling $78.6 million and $82.4 million as of March 31, 2001 and 2000. These loan balances are not included in the consolidated balance sheets as they are not assets of the Company.

      Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                                 YEAR ENDED MARCH 31,
                                         2001             2000         1999
                                       ---------       ----------    ---------
      Beginning balance                $     442        $     422    $     538
      Originations                           486              135          297
      Principal repayments                  (115)            (115)        (413)
                                       ---------         --------    ---------
      Ending balance                   $     813         $    442    $     422
                                       =========         =========   =========

6.    ALLOWANCE FOR LOAN LOSSES

      A reconciliation of the allowances for loan losses is as follows (in thousands):
                                                       YEAR ENDED MARCH 31,
                                             2001           2000        1999
                                           -------       --------     -------
      Beginning balance                    $ 1,362       $  1,146   $     984
      Provision for losses                     949            675         240
      Charge-offs                             (413)          (488)        (85)
      Recoveries                                18             29           7
                                           -------       ---------  ---------
      Ending balance                       $ 1,916       $  1,362    $  1,146
                                           =======       ========    ========

      At March 31, 2001, 2000 and 1999, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $319,000, $1.3 million and $1.3 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $836,000, $668,000 and $953,000 during the years ended March 31, 2001, 2000 and 1999, respectively.

7.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following (in thousands):

                                                             MARCH 31,
                                                      2001               2000
                                                    --------           --------
      Land                                          $  2,026           $  2,160
      Buildings and improvements                       6,948              5,825
      Leasehold improvements                             420                177
      Furniture and equipment                          4,961              4,035
      Construction in progress                            32              1,080
                                                    --------           --------
             Subtotal                                 14,387             13,277
      Less accumulated depreciation                   (4,332)            (4,189)
                                                    --------           --------
             Total                                  $ 10,055           $  9,088
                                                    ========           ========


      Depreciation expense was $970,000, $773,000 and $656,000 for years ended March 31, 2001, 2000, and 1999, respectively.

      The Company is obligated under various noncancellable lease agreements for land and buildings which require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):

                                                    YEAR ENDING MARCH 31,
                                                    ---------------------
                                                     2002       $   587
                                                     2003           598
                                                     2004           552
                                                     2005           487
                                                     2006           506
                                                Thereafter        3,789
                                                                 ------
                                                     Total      $ 6,519
                                                                =======

      Rent expense was $375,000, $87,000 and $49,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

8.       DEPOSIT ACCOUNTS

      Deposit accounts consisted of the following (dollars in thousands)


                          WEIGHTED                  WEIGHTED
                          AVERAGE      MARCH 31,    AVERAGE     MARCH 31,
ACCOUNT TYPE               RATE          2001         RATE         2000
------------              -------      ---------    --------    ----------

NOW Accounts:
  Non-interest-bearing      0.00%      $ 27,935       0.00%      $ 24,741
  Regular                   1.50         32,143       1.50         20,976
Money market                3.99         45,724       4.69         44,620
Savings accounts            2.75         18,827       2.75         19,840
Certificates of deposit     6.21        170,894       5.41        122,178
                           -----       --------      -----       ---------
Total                       4.55       $295,523       4.12       $232,355
                                       ========                  ========

      The weighted average rate is based on interest rates at the end of the period.

      Certificates of deposit as of March 31, 2001, mature as follows (in thousands):

                                                                   AMOUNT
                                                                   ------
      Less than one year                                        $ 142,023
      One year to two years                                        18,840
      Two years to three years                                      4,831
      Three years to four years                                     2,540
      Four years to five years                                      2,120
      After five years                                                540
                                                                  -------
               Total                                            $ 170,894
                                                                  =======

      Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

      Interest expense by deposit type was as follows (in thousands):

                                             YEAR ENDED MARCH 31,
                                  2001               2000               1999
                               ---------           --------           --------
      NOW Accounts:
       Regular                 $     315           $    302           $    281
       Maxi                            -                  1                 28
      Money market accounts        2,182              1,588                790
      Savings accounts               536                569                560
      Certificates of deposit      8,314              6,130              6,445
                               ---------           --------           --------
             Total             $  11,347           $  8,590           $  8,104
                               =========           ========           ========



9.    FEDERAL HOME LOAN BANK ADVANCES

      At March 31, 2001, advances from FHLB totaled $79.5 million, which had fixed interest rates ranging from 5.38% to 7.22% with a weighted average interest rate at March 31, 2001 of 6.62%. At March 31, 2001, the Company had additional borrowing capacity available of $70.4 million from the FHLB.

      FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Company, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB.

      Payments required to service the Company's FHLB advances during the next five years ended March 31 are as follows: 2002 - $25.0 million, 2003-$39.5 million; and 2006-$15.0 million.

10.   FEDERAL INCOME TAXES

      Federal income tax provisions for the years ended March 31 consisted of the following (in thousands):
                                         2001            2000            1999
                                     ----------        --------        --------
      Current                        $    2,131        $  1,863       $   2,571
      Deferred                             (487)             15           (266)
                                     ----------        --------       --------
              Total                  $    1,644        $  1,878       $   2,305
                                     ==========        ========       =========

     A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                              2001           2000        1999
                                             ------         ------      ------
 Statutory federal income tax rate            34.0%          34.0%       34.0%
 ESOP market value adjustment                  0.1            0.4         0.3
 Interest income on municipal  securities     (1.1)          (0.9)       (0.2)
 Other, net                                   (1.4)          (0.9)         -
                                             ------         ------      ------
     Effective federal income tax rate        31.6%          32.6%       34.1%
                                             ======         ======      ======

      Taxes related to gains on sales of securities were zero, zero, and $13,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are as follows (in thousands):

                                                         2001          2000
                                                       --------      --------
  Deferred tax assets:
    Deferred compensation                               $  399        $  345
    Loan loss reserve                                      595           463
    Core deposit intangible                                254           217
    Accrued expenses                                       114            77
    Accumulated depreciation                                60            97
    Net unrealized loss on securities available for sale   199         1,066
    Other                                                  224            69
                                                       --------      -------
          Total deferred tax asset                       1,845         2,334
                                                       --------      -------
   Deferred tax liabilities:
     FHLB stock dividend                                  (642)         (550)
     Tax qualified loan loss reserve                      (141)         (188)
     Other                                                (206)         (360)
                                                       --------      -------
          Total deferred tax liability                    (989)       (1,098)
                                                       --------      -------
     Deferred tax asset, net                            $  856       $ 1,236
                                                       ========      =======

      For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allowed the Company the opportunity to defer the recapture of the excess reserve for a period of up to two years if the Company meets a residential loan requirement. The Company met the requirement to delay recapture for the 1998 and 1997 taxable years and recaptured $47,000 in each of the 2001 and 2000 taxable years.

      The Company has qualified under provisions of the IRC to compute federal income taxes after deductions of additions to the bad debt reserves. At March 31, 2001, the Company had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future. No valuation allowance for deferred tax assets was deemed necessary at March 31, 2001 or 2000 based on the Company's anticipated future ability to generate taxable income from operations.

11.   EMPLOYEE BENEFITS PLANS

      RETIREMENT PLAN - The Riverview Retirement and Savings Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the IRC. The plan covers all employees with at least one year of service who are over the age of 21. The Company matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2001, 2000, and 1999 were $66,000, $46,000, and $41,000, respectively.

      DIRECTOR DEFERRED COMPENSATION PLAN - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on assets under the plan based upon a formula relating to gross revenues, which amounted to 8.06%, 8.20%, and 8.30% for the years ended March 31, 2001, 2000, and 1999, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2001 and 2000, the Company's aggregate liability under the plan was $1.1 million and $1.0 million, respectively.

      BONUS PROGRAMS - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. Under these programs, the Company paid $262,000, $183,000, and $149,000 in bonuses during the years ended March 31, 2001, 2000, and 1999, respectively. Accrued bonuses were $270,000 and $174,000 at March 31, 2001 and 2000, respectively.

      MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN ("MRDP") - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

      The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period, with 20% vesting immediately upon grant. On October 1, 1998 the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $393,000, $393,000 and $589,000 was recognized for the years ended March 31, 2001, 2000 and 1999, respectively.

      STOCK OPTION PLANS - In October 1993, the Board of Directors approved a Stock Option and Incentive Plan ("1993 Plan") for officers, directors, and key employees, which authorizes the grant of stock options. The maximum number of shares of common stock of the Company which may be issued under the 1993 Plan is 244,539 shares. All options granted under this plan are immediately exercisable and expire October 22, 2003.

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

      Stock option activity, which includes the impact of stock dividends, is summarized in the following table:

                                                      WEIGHTED
                                                      AVERAGE
                                       NUMBER OF      EXERCISE
                                       SHARES         PRICE
                                    -----------     ----------
      OUTSTANDING APRIL 1, 1998        199,669     $     3.54
        Grants                         278,962          13.64
        Forfeited                       (3,000)         13.75
        Options exercised              (39,777)          3.56
                                   -----------     ----------
      OUTSTANDING MARCH 31, 1999       435,854           9.93
        Grants                          29,998          10.63
        Forfeited                       (6,000)         13.75
        Options exercised              (34,096)          4.06
                                   -----------     ----------
      OUTSTANDING MARCH 31, 2000       425,756          10.40
        Grants                          15,000           8.83
        Options exercised              (78,918)          2.82
                                   -----------     ----------
      OUTSTANDING MARCH 31, 2001       361,838     $    11.99
                                   ===========     ==========

      Additional information regarding options outstanding as of March 31, 2001 is as follows:

                               OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                WEIGHTED AVG.               WEIGHTED               WEIGHTED
                REMAINING                   AVERAGE                AVERAGE
                CONTRACTUAL    NUMBER       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE  LIFE (YEARS)  OUTSTANDING    PRICE    EXERCISABLE    PRICE
--------------  ------------  -----------  ---------  -----------  --------
$2.82              2.56          33,033      $ 2.82      33,033    $  2.82
 6.32 to 9.22      5.48          33,845        8.51      18,846       8.23
10.13 to 13.75     7.51         294,960       13.41     171,976      13.48
                   ----         -------     -------    --------    -------
                   6.87         361,838      $11.99     223,855    $ 11.47
                   ====         =======      ======    ========    =======


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

                  RISK FREE       EXPECTED      EXPECTED       EXPECTED
                INTEREST RATE     LIFE (YRS)    VOLATILITY     DIVIDENDS
                -------------     ---------     ----------     ---------
  Fiscal 2001        5.33%          6.90          35.85 %         2.65 %
  Fiscal 2000        6.26 %         7.00          39.07 %         2.17 %
  Fiscal 1999        4.68 %         6.00          40.75 %         1.29 %

      The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 2001, 2000 and 1999 awards was $3.09, $4.39 and $5.61, respectively. If the accounting provisions of the SFAS No. 123 had been adopted as of the beginning of fiscal 1996, the effect on 2001, 2000 and 1999 net income would have been reduced to the following pro forma amounts:

                                              YEAR ENDED MARCH 31,
                                    2001             2000              1999
                                 ----------       ----------        ----------
 Net income:
   As reported                   $3,557,000       $3,877,000        $4,463,000
   Pro forma                      3,551,000        3,877,000         4,267,000

 Earnings per common share - basic:

   As reported                        $0.78             $0.76            $0.78
   Pro forma                           0.78              0.76             0.75

 Earnings per common share - fully diluted:

  As reported                         $0.77             $0.74            $0.76
  Pro forma                            0.77              0.74             0.73


12.   EMPLOYEE STOCK OWNERSHIP PLAN

      In 1993, the Company established an ESOP that covers all employees with at least one year of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $215,000, $268,000 and $302,000 for years ended March 31, 2001, 2000 and 1999, respectively.

      In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

      ESOP share activity is summarized in the following table:

                                    UNRELEASED      ALLOCATED
                                          ESOP      AND RELEASED
                                        SHARES      SHARES             TOTAL
                                    ----------      ------------      -------
      BALANCE, APRIL 1, 1998           344,857           136,435      481,292
      Allocation December 31, 1998     (24,632)           24,632            -
                                       -------        ----------      -------
      BALANCE, MARCH 31, 1999          320,225           161,067      481,292
      Allocation December 31, 1999     (24,629)           24,629            -
                                     ---------        ----------      -------
      BALANCE, MARCH 31, 2000          295,596           185,696      481,292
      Allocation December 31, 2000     (24,633)           24,633            -
                                     ---------         ---------      -------
      BALANCE, MARCH 31, 2001          270,963           210,329      481,292
                                      ========          ========      =======

13.   SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

      Bancorp's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2001 or 2000.

      The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 2001 or 2000.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2001.

        As of March 31, 2001, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

        The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                           CATEGORIZED AS "WELL
                                                             CAPITALIZED" UNDER
                                              FOR CAPITAL     PROMPT CORRECTIVE
                                ACTUAL     ADEQUACY PURPOSES   ACTION PROVISION
                                ------     -----------------   ----------------
                            AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                            ------   -----    ------   -----    ------   -----
MARCH 31, 2001
Total Capital:
(To Risk Weighted Assets)  $48,407  17.13%   $22,613    8.0%   $28,266   10.0%
Tier I Capital:
(To Risk Weighted Assets)   46,491  16.45      N/A      N/A     16,960    6.0
Core Capital:
(To Total Assets)           46,491  10.88     12,820    3.0     21,366    5.0
Tangible Capital:
(To Tangible Assets)        46,491  10.88      6,410    1.5       N/A     N/A

                                                           CATEGORIZED AS "WELL
                                                             CAPITALIZED" UNDER
                                              FOR CAPITAL     PROMPT CORRECTIVE
                                ACTUAL     ADEQUACY PURPOSES   ACTION PROVISION
                                ------     -----------------   ----------------
                            AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                            ------   -----    ------   -----    ------   -----
MARCH 31, 2000
Total Capital:
(To Risk Weighted Assets)  $42,543   19.9%   $17,079    8.0%   $21,349   10.0%
Tier I Capital:
(To Risk Weighted Assets)   41,652   19.5       N/A     N/A     12,809    6.0
Core Capital:
(To Total Assets)           41,652   12.3     10,185    3.0     16,976    5.0
Tangible Capital:
(To Tangible Assets)        41,652   12.3      5,093    1.5       N/A     N/A


      The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 2001 (in thousands):

      Equity                                               $    47,402
      Net unrealized securities loss                               156
      Core deposit intangible                                   (1,022)
      Deferred tax and servicing asset                             (45)
                                                           ------------
              Tangible capital                                  46,491
      General valuation allowance                                1,916
                                                           -----------
              Total capital                                $    48,407
                                                           ===========

      At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2001 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2001 financial statements cannot presently be determined.

14.    EARNINGS PER SHARE

      Basic earning per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released. For the year ended March 31, 2001, options to purchase 309,960 shares of common stock were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                  YEARS ENDED MARCH 31,
                                            2001          2000          1999
                                          --------      --------      --------
  Basic EPS computation:
    Numerator-Net Income                $3,557,000    $3,877,000    $4,463,000
    Denominator-Weighted average
       common shares outstanding         4,579,091     5,108,725     5,705,697
  Basic EPS                             $     0.78    $     0.76    $     0.78
                                        ==========    ==========    ==========

  Diluted EPS computation:
    Numerator-Net Income                $3,557,000    $3,877,000    $4,463,000
    Denominator-Weighted average
       common shares outstanding         4,579,091     5,108,725     5,705,697
       Effect of dilutive stock options     61,158        97,252       128,045
       Effect of dilutive MRDP                   -             -         3,258
                                        ----------    ----------    ----------
       Weighted average common shares
        and common stock equivalents     4,640,249     5,205,977     5,837,000
  Diluted EPS                           $     0.77    $     0.74    $     0.76
                                        ==========    ==========    ==========


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

      The estimated fair value of financial instruments is as follows at March 31, 2001 and 2000 (in thousands):
                                                   2001              2000
                                            ----------------  ----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                              VALUE    VALUE    VALUE    VALUE
                                              -----    -----    -----    -----
 Assets:
 Cash                                       $38,935  $38,935  $15,786  $15,786
 Investment securities held to maturity         861      867      903      854
 Investment securities available for sale    25,561   25,561   12,883   12,883
 Mortgage-backed securities held to maturity  6,405    6,486    8,657    8,595
 Mortgage-backed securities available
   for sale                                  43,139   43,139   39,378   39,378
 Loans receivable, net                      296,292  300,473  249,034  245,896
 Loans held for sale                            569      569        -        -
 FHLB stock                                   4,432    4,432    3,074    3,074

 Liabilities:
 Demand deposits                            124,629  124,629  110,177  110,177
 Time deposits                              170,894  172,057  122,178  121,788
 FHLB advances - short-term                  25,000   25,500   60,550   60,570
 FHLB advances - long-term                   54,500   55,708        -        -


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

      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2001 and 2000.

      OTHER - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

      LIMITATIONS - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2001 and 2000. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      At March 31, 2001, the Company had commitments to originate fixed rate mortgage loans of $2.7 million at interest rates ranging from 6.38% to 9.75%. At March 31, 2001, commitments to originate adjustable rate mortgage loans were $1.6 million at an average interest rate of 9.71%. Undisbursed balance of mortgage loans closed was $26.2 million at March 31, 2001. Commitments to originate consumer loans totaled $2.6 million and unused lines of consumer credit totaled $11.4 million at March 31, 2001. Commercial and commercial real estate loan commitments to originate loans totaled $710,000 and unused lines of commercial and commercial real estate credit totaled $14.4 million at March 31, 2001.

      The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

17.   RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2001 AND 2000
(IN THOUSANDS)                                           2001            2000
-------------------------------------------------------------------------------
ASSETS
 Cash (including interest earning accounts of
  $2,670 and $1,448)                                $    2,764       $   1,588
 Investment securities available for sale, at
  fair value (amortized cost of $1,356 and $3,356)       1,009           2,699
 Investment in the Bank                                 47,402          42,436
 Other assets                                            1,906           2,022
 Deferred income taxes                                     114             219
                                                    ----------       ---------
TOTAL ASSETS                                        $   53,195       $  48,964
                                                    ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accrued expenses and other liabilities             $        3       $      60
 Dividend payable                                          471             415
 Shareholders' equity                                   52,721          48,489
                                                    ----------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   53,195       $  48,964
                                                    ==========       =========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001 AND 2000

(IN THOUSANDS)                                          2001            2000
-------------------------------------------------------------------------------
INCOME:
 Interest on investment securities and other
  short-term investments                            $      202       $     279
 Interest on loan receivable from the Bank                 217             586
                                                      --------       ---------
      Total income                                         419             865
                                                      --------       ---------

EXPENSE:
   Management service fees paid to the Bank                 28              40
   Other expenses                                          113             104
                                                      --------       ---------
        Total expense                                      141             144
                                                      --------       ---------
INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY
         IN UNDISTRIBUTED INCOME OF THE BANK               278             721
PROVISION FOR FEDERAL INCOME TAXES                          87             239
                                                      --------       ---------
INCOME OF PARENT COMPANY                                   191             482
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK               3,366           3,395
                                                      --------       ---------
NET INCOME                                            $  3,557       $    3,877
                                                      ========       ==========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001 AND 2000

(IN THOUSANDS)                                         2001            2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   3,557      $    3,877
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Equity in undistributed earnings of the Bank      (3,366)         (3,395)
    Provision for deferred taxes                           -               4
    Earned ESOP shares                                   215             268
    Earned MRDP shares                                   416             393
  Changes in assets and liabilities:
    Decrease in prepaid expenses and other assets        115             537
    Decrease (increase) in accrued expenses and
      other liabilities                                   (1)             68
                                                   ---------       ---------
    Net cash provided by operating activities            936           1,752
                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Dividend received from the Bank                        -           6,367
    Proceeds from call, maturity, or sale of
     investment securities available for sale          2,000               -
    Principal repayment on loan receivable from
     the Bank                                              -           2,710
                                                   ---------       ---------
    Net cash provided by investing activities          2,000           9,077
                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                    (1,860)         (1,827)
    Repurchase of common stock                             -          (9,834)
    Investment in majority owned subsidiary             (122)           (509)
    Proceeds from exercise of stock options              222             137
                                                   ---------       ---------
    Net cash used in financing activities             (1,760)        (12,033)
                                                   ----------      ---------

NET INCREASE (DECREASE) IN CASH                         1,176         (1,204)

CASH, BEGINNING OF YEAR                                 1,588          2,792
                                                   ----------      ---------
CASH, END OF YEAR                                  $    2,764      $   1,588
                                                   ==========      =========

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(IN THOUSANDS, EXCEPT SHARE DATA)                    THREE MONTHS ENDED
------------------------------------------------------------------------------
                              MARCH 31   DECEMBER 31   SEPTEMBER 30    JUNE 30
                              --------   -----------   ------------    -------
2001:
 Interest income               $ 8,389      $ 7,986        $ 7,723     $ 7,245
 Interest expense                4,546        4,217          4,022       3,503
 Net interest income             3,843        3,769          3,701       3,742
 Provision for loan losses         215          140              -         594
 Non-interest income             1,131          905          1,160         766
 Non-interest expense            3,587        3,231          3,126       2,923
 Income before income taxes      1,172        1,303          1,735         991
 Provision for income taxes        375          400            556         313
                            ----------   ----------     ----------   ---------
 Net income                     $  797      $   903        $ 1,179     $   678
                            ==========   ==========     ==========   =========

 Basic earnings per share       $ 0.17      $  0.20        $  0.26     $  0.15
                            ==========   ==========     ==========   =========

 Diluted earnings per share     $ 0.17      $  0.19        $  0.26     $  0.15
                            ==========   ==========     ==========   =========

2000:

 Interest income               $ 6,931      $ 6,382        $ 6,153     $ 5,972
 Interest expense                3,076        2,827          2,625       2,545
 Net interest income             3,855        3,555          3,528       3,427
 Provision for loan losses         253          242             90          90
 Non-interest income               747          659            728         763
 Non-interest expense            2,850        2,742          2,612       2,628
 Income before income taxes      1,499        1,230          1,554       1,472
 Provision for income taxes        484          362            523         509
                            ----------   ----------      ---------   ---------
 Net income                    $ 1,015      $   868        $ 1,031     $   963
                            ==========   ==========      =========   =========

 Basic earnings per share      $  0.21      $  0.17        $  0.20     $  0.18
                            ==========   ==========      =========   =========

 Diluted earnings per share (1) $ 0.21      $  0.17        $  0.19     $  0.18
                            ==========   ==========     ==========   =========



(1) Quarterly earnings per share varies from annual earnings per share due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

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

         (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 2001.


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

                                   RIVERVIEW BANCORP, INC.


Date:  May 25, 2001
                                   By:   /s/ Patrick Sheaffer
                                         --------------------
                                         Patrick Sheaffer
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Patrick Sheaffer          By:   /s/ Ron Wysaske
     --------------------                ---------------
     Patrick Sheaffer                    Ron Wysaske
     President and Chief Executive       Executive Vice President and Chief
      Officer                             Financial Officer
     (Principal Executive Officer)       (Principal Financial and Accounting
                                           Officer)

Date:  May 25, 2001                Date:   May 25, 2001



By:   /s/ Robert K. Leick          By:   /s/ Paul L. Runyan
      --------------------              -------------------
      Robert K. Leick                   Paul L. Runyan
      Director                          Director

Date:   May 25, 2001               Date:   May 25, 2001



By:   /s/ Edward R. Geiger         By:   /s/ Gary R. Douglass
      --------------------               --------------------
      Edward R. Geiger                   Gary R. Douglas
      Director                           Director

Date:   May 25, 2001               Date:   May 25, 2001



By:   /s/ Michael D. Allen
      ---------------------
      Michael D. Allen
      Director

Date:  May 25, 2001

                                  EXHIBIT 21

                          SUBSIDIARIES OF THE REGISTRANT

Parent
------

Riverview Bancorp, Inc.



Subsidiaries (a)                 Percentage Owned      State of Incorporation
----------------                 ----------------      ----------------------
Riverview Community Bank                 100%                Federal

Riverview Services, Inc.                 100%                Washington

Riverview Asset Management Corp.          90%                Washington


(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

Deloitte & Touche LLP
Suite 3900
111 S.W. Fifth Avenue
Portland, Oregon 97204-3642

Tel: (503) 222-1341
Fax: (503) 224-2172
www.us.deloitte.com
                                                              DELOITTE
                                                              & TOUCHE



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-66049 and 333-38887 of Riverview Bancorp, Inc., on the Form S-8, of our report dated May 11, 2001, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2001.


/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
May 29, 2001














---------
Deloitte
Touche
Tohmatsu
---------