Form 10-Q
period 2001-06-30
RIVERVIEW BANCORP INC
filed 2001-08-07
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                               --------------

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

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,655,040 shares as of July 26, 2001.

                             FORM 10-Q

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                               INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE
         ---------------------                                        ----
Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of June 30, 2001 and March 31, 2001                           1

       Consolidated Statements of Income: Three
       Months Ended June 30, 2001 and 2000                              2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2001 and for the
       Three Months Ended June 30, 2001                                 3

       Consolidated Statements of Cash Flows for the
       Three Months Ended June 30, 2001 and 2000                        4

       Notes to Consolidated Financial Statements                      5-11

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                   11-17

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                             17



PART II. OTHER INFORMATION                                             18


SIGNATURES                                                             19

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND MARCH 31, 2001

                                                          JUNE 30,    MARCH 31,
(IN THOUSANDS, EXCEPT SHARE DATA)  (UNAUDITED)              2001        2001
-------------------------------------------------------------------------------

ASSETS

Cash (including interest-earning accounts of $25,370
  and $26,460)                                           $ 39,505     $ 38,935
Loans held for sale                                           413          569
Investment securities held to maturity, at amortized
  cost (fair value of $847 and $867)                          861          861
Investment securities available for sale, at fair value
  (amortized cost of $25,638 and $26,060)                  25,216       25,561
Mortgage-backed securities held to maturity, at amortized
  cost (fair value of $6,003 and $6,486)                    5,871        6,405
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $38,583 and $43,224)            38,382       43,139
Loans receivable (net of allowance for loan losses of
  $2,364 and $1,916)                                      304,986      296,292
Real estate owned                                             858          473
Prepaid expenses and other assets                             736        1,002
Accrued interest receivable                                 2,348        2,394
Federal Home Loan Bank stock, at cost                       5,060        4,432
Premises and equipment, net                                10,045       10,055
Deferred income taxes, net                                    869          856
Core deposit intangible, net                                  941        1,022
                                                        ---------    ---------
TOTAL ASSETS                                            $ 436,091    $ 431,996
                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposit accounts                                     $ 279,141    $ 295,523
   Accrued expenses and other liabilities                   4,139        4,034
   Advance payments by borrowers for taxes and insurance       54          218
   Federal Home Loan Bank advances                         99,500       79,500
                                                        ---------    ---------
Total liabilities                                         382,834      379,275

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY:
   Serial preferred stock, $.01 par value; 250,000
    authorized, issued and outstanding, none                    -            -
   Common stock, $.01 par value; 50,000,000 authorized,
    June 30, 2001-4,981,421 issued, 4,655,040 outstanding;
    March 31, 2001-4,981,421 issued, 4,655,040 outstanding     50           50
   Additional paid-in capital                              38,697       38,687
   Retained earnings                                       17,589       17,349
   Unearned shares issued to employee stock ownership
    trust                                                  (2,165)      (2,217)
   Unearned shares held by the management recognition
     and development plan                                    (503)        (762)
   Accumulated other comprehensive loss                      (411)        (386)
                                                        ---------    ---------
         Total shareholders' equity                        53,257       52,721
                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 436,091    $ 431,996
                                                        =========    =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
(IN THOUSANDS, EXCEPT SHARE DATA)   (UNAUDITED)             2001          2000
-------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans receivable                   $ 6,862       $ 6,133
  Interest on investment securities                           151           208
  Interest on mortgage-backed securities                      684           806
  Other interest and dividends                                633            98
                                                        ---------     ---------
       Total interest income                                8,330         7,245
                                                        ---------     ---------
INTEREST EXPENSE:
  Interest on deposits                                      3,046         2,428
  Interest on borrowings                                    1,504         1,075
                                                       ----------     ---------
       Total interest expense                               4,550         3,503
                                                       ----------     ---------
       Net interest income                                  3,780         3,742

  Less provision for loan losses                              510           594
                                                       ----------     ---------
  Net interest income after provision for loan losses       3,270         3,148
                                                       ----------     ---------
NON-INTEREST INCOME:
  Fees and service charges                                    907           600
  Asset management fees                                       231           108
  Gain on sale of loans held for sale                         129             5
  Loan servicing income                                        21            32
  Other                                                        15            21
                                                       ----------     ---------
       Total non-interest income                            1,303           766
                                                       ----------     ---------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                            1,892         1,630
  Occupancy and depreciation                                  535           383
  Data processing                                             258           208
  Amortization of core deposit intangible                      82            82
  Marketing expense                                           176           168
  FDIC insurance premium                                       13            11
  State and local taxes                                       100            68
  Telecommunications                                           57            63
  Professional fees                                            88            72
  Other                                                       319           238
                                                       ----------     ---------
       Total non-interest expense                           3,520         2,923
                                                       ----------     ---------
INCOME BEFORE FEDERAL INCOME TAXES                          1,053           991
PROVISION FOR FEDERAL INCOME  TAXES                           296           313
                                                       ----------     ---------
NET INCOME                                             $      757     $     678
                                                       ==========     =========
Earnings per common share:
     Basic                                                  $0.16         $0.15
     Diluted                                                 0.16          0.15

Weighted average number of shares outstanding:
     Basic                                              4,664,277     4,533,026
     Diluted                                            4,697,741     4,607,378

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2001
AND THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                               UNEARNED
                                                               SHARES
                                                               ISSUED TO
                                                               EMPLOYEE   UNEARNED    ACCUMULATED
                           COMMON STOCK   ADDITIONAL           STOCK      SHARES        OTHER
(IN THOUSANDS,                             PAID-IN   RETAINED  OWNERSHIP  ISSUED TO  COMPREHENSIVE
 EXCEPT SHARE DATA)       SHARES   AMOUNT  CAPITAL   EARNINGS  TRUST       MRDP         (LOSS)       TOTAL
-----------------------------------------------------------------------------------------------------------
Balance April 1, 2000   4,521,209   $49    $38,457   $15,652   $(2,422)   $(1,178)     $(2,069)     $48,489
Cash Dividends                  -     -          -    (1,860)        -          -            -       (1,860)
Exercise of stock options  78,918     1        221         -         -          -            -          222
Earned ESOP shares         24,633     -          9         -       205          -            -          214
Earned MRDP shares         30,280     -          -         -         -        416            -          416
                        ---------  ----    -------   -------   -------    -------      -------      -------
                        4,655,040    50     38,687    13,792    (2,217)      (762)      (2,069)      47,481
Comprehensive income:
  Net income                    -     -          -     3,557         -          -            -        3,557
  Other comprehensive income:
   Unrealized holding gain  on
   securities of $1,683 (net of
   $867 tax effect)             -     -          -         -         -          -        1,683        1,683
                                                                                                      -----
Total comprehensive income      -     -          -         -         -          -            -        5,240
                        ---------  ----    -------   -------     -----     ------    ---------      -------
Balance, March 31, 2001 4,655,040    50     38,687    17,349    (2,217)      (762)        (386)      52,721
  Cash dividends                -     -          -      (517)        -          -                      (517)
  Earned ESOP shares            -     -         10         -        52          -            -           62
  Earned MRDP shares            -     -          -         -         -        259            -          259
                        ---------  ----    -------    ------     -----      -----         ----      -------
                        4,655,040    50     38,697    16,832    (2,165)      (503)        (386)      52,525
  Comprehensive income:
  Net income                    -     -          -       757         -          -            -          757
    Other comprehensive loss:
      Unrealized holding loss on
      securities of $25 (net of
      $13 tax effect).          -     -          -         -         -          -          (25)         (25)
                                                                                                      -----
Total comprehensive income      -     -          -         -         -          -            -          732
                                                                                                        ---
                        ---------  ----   --------  --------  --------     ------       ------      -------
Balance, June 30, 2001  4,655,040  $ 50   $ 38,697  $ 17,589  $ (2,165)    $ (503)      $ (411)     $53,257
                        =========  ====   ========  ========  ========     ======       ======      =======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,

(IN THOUSANDS)      (UNAUDITED)                                 2001      2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  757     $ 678
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                                 418       330
   Provision for losses on loans                                 510       594
   Noncash expense related to ESOP benefit                        61        51
   Noncash expense related to MRDP benefit                        86        98
   Increase in deferred loan origination fees,
    net of amortization                                          170        29
   Federal Home Loan Bank stock dividend                         (85)      (56)
   Net gain on sale of real estate owned, mortgage-backed
    and investment securities and premises and equipment          (4)        -
   Changes in assets and liabilities:
    (Increase) Decrease in loans held for sale                   157      (300)
    Decrease in prepaid expenses and other assets                120       129
    (Decrease) Increase in accrued interest receivable            46      (257)
    Increase in accrued expenses and other liabilities           277       338
                                                            --------  --------
    Net cash provided by operating activities                  2,513     1,634
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                          (65,930)  (43,980)
  Principal repayments on loans                               48,956    25,690
  Loans sold                                                   7,214       624
  Principal repayments on mortgage-backed
   securities held to maturity                                   534       682
  Principal repayments on mortgage-backed
   securities available for sale                               4,589     2,320
  Principal repayments on investment securities AFS              423         -
  Purchase of premises and equipment                            (132)   (1,218)
  Purchase of Federal Home Loan Bank stock                      (543)     (653)
  Proceeds from sale of real estate                                8         -
                                                            --------  --------
  Net cash used in investing activities                       (4,881)  (16,535)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposit accounts                (16,381)    1,377
  Dividends paid                                                (517)     (461)
  Proceeds from Federal Home Loan Bank advances               20,000   108,416
  Repayment of Federal Home Loan Bank advances                         (98,041)
  Net decrease in advance payments by borrowers                 (164)     (111)
  Proceeds from exercise of stock options                          -        28
                                                            --------   -------
  Net cash provided by financing activities                    2,938    11,208
                                                            --------   -------
NET INCREASE (DECREASE) IN CASH                                  570    (3,693)
CASH, BEGINNING OF PERIOD                                     38,935    15,786
                                                            --------   -------
CASH, END OF PERIOD                                          $39,505   $12,093
                                                            ========   =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
   Interest                                                   $4,655    $3,456
   Income taxes                                                    -       160

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned                       $ 385     $ 557
  Dividends declared and accrued in other liabilities            518       462
  Fair value adjustment to securities available for sale         (38)     (230)
  Income tax effect related to fair value adjustment              13        79

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2001 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) PRINCIPLES OF CONSOLIDATION
    ---------------------------
The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP.") and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. Significant inter-company balances and transactions have been eliminated upon consolidation.

(3) COMPREHENSIVE INCOME
    --------------------
Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

For the three months ended June 30, 2001, the Company's total comprehensive income was $732,000, compared to $526,000 for the three months ended June 30, 2000, respectively.

Total comprehensive income for the three months ended June 30, 2001 is comprised of net income of $757,000 and other comprehensive loss of $25,000, net of tax. Other comprehensive loss for the three months ended June 30, 2001, consists of unrealized securities losses of $25,000 net of tax benefit.

Total comprehensive income for the three months ended June 30, 2000 is $526,000 comprised of net income of $678,000 and other comprehensive loss of $152,000 net of tax. Other comprehensive loss for the three months ended June 30, 2000, consists of unrealized securities losses of $152,000, net of tax benefit.

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

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                             ------------------
                                            2001             2000
                                            ----             ----
Basic EPS computation:
  Numerator-Net Income                $  757,000       $  678,000
  Denominator-Weighted average
    common shares outstanding          4,664,277        4,533,026

Basic EPS                             $     0.16       $     0.15
                                      ==========       ==========

Diluted EPS computation:
  Numerator-Net Income                $  757,000       $  678,000
  Denominator-Weighted average
    common shares outstanding          4,664,277        4,533,026
  Effect of dilutive stock options        27,600           74,352
  Effect of dilutive MRDP                  5,864                -
                                       ---------        ---------

  Weighted average common shares
  and common stock equivalents         4,697,741        4,607,378

Diluted EPS                            $    0.16        $    0.15
                                       =========        =========

(5)  INVESTMENT SECURITIES
     ---------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                            GROSS         GROSS       ESTIMATED
                             AMORTIZED    UNREALIZED    UNREALIZED      FAIR
      JUNE 30, 2001            COST         GAINS         LOSSES        VALUE
                             ---------     --------     ----------     -------
      Municipal securities    $  861        $    -       $   (14)      $  847
                             =========     ========     ==========     =======

      MARCH 31, 2001

      Municipal securities    $  861        $    6       $     -       $  867
                             =========     ========     ==========     =======


The contractual maturities of securities held to maturity are as follows (in thousands):

                                               AMORTIZED          ESTIMATED
      JUNE 30, 2001                                 COST         FAIR VALUE
                                          --------------       ------------
      Due after ten years                 $          861       $        847
                                          ==============       ============


There were no sales of investment securities classified as held to maturity during the period ended June 30, 2001 and 2000.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            GROSS          GROSS      ESTIMATED
                          AMORTIZED    UNREALIZED     UNREALIZED           FAIR
      JUNE 30, 2001            COST         GAINS         LOSSES          VALUE
                          ---------    ----------     ----------     ----------
      Agency securities   $   6,710    $        9     $    (139)     $    6,580
      Equity securities      16,356             5          (330)         16,031
      School district bonds   2,572            33             -           2,605
                          ---------    ----------     ----------     ----------
                          $  25,638    $       47     $   (469)      $   25,216
                          =========    ==========     ==========     ==========
      MARCH 31, 2001

      Agency securities   $   7,132    $        4     $    (199)      $   6,937
      Equity securities      16,356            21          (378)         15,999
      School district bonds   2,572            53             -           2,625
                          ---------    ----------     ---------       ---------
                          $  26,060    $       78     $    (577)      $  25,561
                          =========    ==========     =========       =========

The contractual maturities of securities available for sale are as follows (in thousands):

                                                  AMORTIZED          ESTIMATED
      JUNE 30, 2001                                    COST         FAIR VALUE
                                                  ---------         ----------
      Due after five years through ten years      $   4,455         $    4,496
      Due after ten years                            21,183             20,720
                                                  ---------         ----------
                                                  $  25,638         $   25,216
                                                  =========         ==========

(6)   MORTGAGE-BACKED SECURITIES
      --------------------------
Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                            GROSS         GROSS       ESTIMATED
                          AMORTIZED    UNREALIZED    UNREALIZED            FAIR
 JUNE 30, 2001                 COST         GAINS        LOSSES           VALUE
                         ----------    ----------    ----------      ----------
 REMICs                  $    1,805    $       56    $        -      $    1,861
 FHLMC mortgage-backed
   securities                 1,534            14             -           1,548
 FNMA mortgage-backed
   securities                 2,532            62             -           2,594
                         ----------    ----------    ----------      ----------
                         $    5,871    $      132    $        -      $    6,003
                         ==========    ==========    ==========      ==========
 MARCH 31, 2001

 REMICs                  $    1,805    $       15      $     -        $   1,820
 FHLMC mortgage-backed
   securities                 1,680            13           (1)           1,692
 FNMA mortgage-backed
   securities                 2,920            54            -            2,974
                         ----------    ----------      -------        ---------
                         $    6,405    $       82      $    (1)       $   6,486
                         ==========    ==========      =======        =========

Mortgage-backed securities held to maturity with an amortized cost of $3.5 million and $3.7 million and a fair value of $3.5 million and $3.9 million at June 30, 2001 and March 31, 2001, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                AMORTIZED            ESTIMATED
 JUNE 30, 2001                                       COST           FAIR VALUE
                                               ----------           ----------
 Due in one year or less                       $        3           $        3
 Due after one year through five years              2,173                2,204
 Due after five years through ten years               277                  283
 Due after ten years                                3,418                3,513
                                               ----------           ----------
                                               $    5,871           $    6,003
                                               ==========            =========

There were no sales of mortgage-backed securities held to maturity during the period ended June 30, 2001 and 2000.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                            GROSS         GROSS       ESTIMATED
                           AMORTIZED   UNREALIZED    UNREALIZED            FAIR
 JUNE 30, 2001                  COST        GAINS        LOSSES           VALUE
                          ----------   ----------    ----------      ----------
 REMICs                   $   36,634   $      134    $    (378)      $   36,390
 FHLMC mortgage-backed
   securities                    425           12            -              437
 FNMA mortgage-backed
   securities                  1,524           31            -            1,555
                          ----------   ----------    ---------       ----------
                          $   38,583   $      177    $    (378)      $   38,382
                          ==========   ==========    =========       ==========
 MARCH 31, 2001

 REMICs                   $   41,067   $      144    $    (268)      $   40,943
 FHLMC mortgage-backed
   securities                    441           10            -              451
 FNMA mortgage-backed
  securities                   1,716           29            -            1,745
                          ----------   ----------    ---------       ----------
                          $   43,224   $      183    $    (268)      $   43,139
                          ==========   ==========    =========       ==========


The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                     AMORTIZED        ESTIMATED
 JUNE 30, 2001                                            COST       FAIR VALUE
                                                     ---------       ----------
 Due after one year through five years               $   1,911       $    1,945
 Due after five years through ten years                  1,428            1,447
 Due after ten years                                    35,244           34,990
                                                   -----------       ----------
                                                   $    38,583       $   38,382
                                                   ===========       ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $13.5 million and $16.2 million and a fair value of $13.2 million and $16.0 million at June 30, 2001 and March 31, 2001, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $4.9 million and $5.1 million and a fair value of $4.9 million and $5.0 million at June 30, 2001 and March 31, 2001, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7)   LOANS RECEIVABLE
      ----------------
Loans receivable consisted of the following (in thousands):

                                                    JUNE 30,         MARCH 31,
                                                      2001              2001
                                                   --------           --------
 Residential:
   One- to- four family                           $ 117,809        $   116,583
   Multi-family                                      11,012             11,073
 Construction:
   One- to- four family                              57,141             60,041
   Multi-family                                       4,168              4,514
   Commercial real estate                             7,606              6,806
 Commercial                                          24,349             23,099
 Consumer:
   Secured                                           25,838             23,148
   Unsecured                                          2,151              1,872
 Land                                                23,716             24,230
 Commercial real estate                              62,975             56,540
                                                  ---------         ----------
                                                    336,765            327,906
 Less:
   Undisbursed portion of loans                      25,889             26,223
   Deferred loan fees                                 3,526              3,475
   Allowance for loan losses                          2,364              1,916
                                                -----------        -----------
         Loans receivable, net                  $   304,986        $   296,292
                                                ===========        ===========

(8)      ALLOWANCE FOR LOAN LOSSES
         -------------------------
  A reconciliation of the allowances for loan losses is as follows (in thousands):
                                    THREE MONTHS ENDED          YEAR ENDED
                                       JUNE 30, 2001          MARCH 31, 2001
                                    ------------------        --------------
      Beginning balance                 $ 1,916                   $  1,362
      Provision for losses                  510                        949
      Charge-offs                           (63)                      (413)
      Recoveries                              1                         18
                                        -------                  ---------
      Ending balance                    $ 2,364                   $  1,916
                                        =======                   ========

At June 30, 2001 and March 31, 2001, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $1.1 million, $319,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $704,000 and $836,000 during the three months ended June 30, 2001 and the year ended March 31, 2001, respectively.

(9) LOANS HELD FOR SALE
    -------------------

The Company identifies loans held for sale at the time of origination and they are carried at the lower of cost or estimated market value on an aggregate portfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(10) BORROWINGS
     ----------
Borrowings are summarized as follows (in thousands):

                                                   JUNE 30,       MARCH 31,
                                                     2001           2001
                                                   -------        --------
Federal Home Loan Bank Advances                    $99,500         $79,500
                                                   =======         =======
 Weighted average interest rate:                     6.22%           6.62%
                                                     =====           =====

Borrowings have the following maturities at June 30, 2001 (in thousands):

      Fiscal Year
      -----------
         2002     $ 25,000
         2003       39,500
         2004            -
         2005            -
         2006       15,000
         2007       20,000
                    ------
                  $ 99,500
                    ======

(11)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      -----------------------------------------
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (`SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No.133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This Statement became effective for fiscal year ending March 31, 2002, and will not be applied retroactively to financial statements of prior periods. Upon adoption of provisions of SFAS No. 133 at April 1, 2001, the Company did not have derivative instruments and there was no impact on the financial statements of the Company.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and replaced SFAS No. 125 of the same title. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Upon adoption of provisions of SFAS No. 140 at April 1, 2001, there was no material impact on the financial statements of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". The Statement discontinues the use of the pooling of interest method of accounting for business combinations. The Statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this Statement and does not believe that it will have an effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. The Company plans to adopt the provisions of this Statement April 1, 2002, and is currently evaluating the effect on the Company's consolidated financial statements.

(12) COMMITMENTS AND CONTINGENCIES
     -----------------------------
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, consumer and commercial loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At June 30, 2001, the Company had commitments to originate fixed rate mortgages of $4.7 million at interest rates ranging from 6.13% to 8.5%. At June 30, 2001 adjustable rate mortgage loan commitments were $2.1 million at an average interest rate of 8.36%. Undisbursed balance of mortgage loans closed was $25.9 million at June 30, 2001. Consumer loan commitments totaled $791,000 and unused lines of consumer credit totaled $13.3 million at June 30, 2001. Commercial and commercial real estate loan commitments totaled $1.7 million and unused lines of commercial and commercial real estate credit totaled $16.8 million at June 30, 2001.

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

The Community Bank is a community-oriented, financial institution, offering traditional financial services to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one to four family residential real estate located in its primary market area. The Community Bank is also an active originator of construction loans, commercial loans, commercial real estate loans and consumer loans. The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washoughal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland and Seattle metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. RAMCORP., a subsidiary of the Community Bank, offers trust and investment services to its customers and is located in the Community Bank's Vancouver Main branch. Assets totaling approximately $102.4 million at June 30, 2001 were managed by RAMCORP. in fiduciary or agency capacity. The Company's main office for administration was relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in the second quarter of fiscal year 2001.

FINANCIAL CONDITION

At June 30, 2001, the Company had total assets of $436.1 million compared with $432.0 million at March 31, 2001. The $4.1 million increase in assets reflects the growth in loans. Cash, including interest-earning accounts, totaled $39.5 million at June 30, 2001, compared to $38.9 million at March 31, 2001. At June 30, 2001, the Company had $336.8 million in gross loans, an increase of $8.9 million compared to $327.9 million at March 31, 2001. Commercial loans increased $1.2 million to $24.3 million at June 30, 2001 from $23.1 million at March 31, 2001. Commercial real estate loans increased $6.4 million to $63.0 million at June 30, 2001 from $56.5 million at March 31, 2001. Loans receivable (Note 7) provides a detailed analysis of the $336.8 million gross loan portfolio at June 30, 2001 as compared to the $327.9 million gross loan portfolio at March 31, 2001. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family mortgage loans. Deposits totaled $279.1 million at June 30, 2001 compared to $295.5 million at March 31, 2001. FHLB advances totaled $99.5 million at June 30, 2001 and $79.5 million at March 31, 2001. During the quarter ended June 30, 2001, the Company borrowed $20.0 million long term from the Federal Home Loan Bank of Seattle.

CAPITAL RESOURCES

Total shareholders' equity was stable at $53.3 million at June 30, 2001 compared to $52.7 million at March 31, 2001. The activity in shareholders' equity for the first quarter of fiscal 2002 was $757,000 in earnings, dividends of $517,000, earned ESOP shares $62,000, earned MRDP shares of $259,000 and $25,000 change in net unrealized loss on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 2001, the Community Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2001, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2001, the Community Bank's tangible, core and risk-based total capital ratios amounted to 10.21%, 10.21%, and 15.29%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                           Categorized as "Well
                                                             Capitalized" Under
                                              For Capital     Prompt Corrective
                                 Actual       Adequacy Purpose Action Provision
                             --------------   ---------------- ----------------
                             Amount   Ratio    Amount   Ratio    Amount   Ratio
                             ------   -----    ------   -----    ------   -----
AS OF JUNE 30, 2001
Total Capital:
(To Risk Weighted Assets)   $46,503  15.29%   $23,339    8.0%   $30,423   10.0%
Tier I Capital:
(To Risk Weighted Assets)    44,139  14.51      N/A      N/A     18,254    6.0
Core Capital:
(To Total Assets)            44,139  10.21     12,964    3.0     21,607    5.0
Tangible Capital:
(To Tangible Assets)         44,139  10.21      6,482    1.5       N/A     N/A

AS OF MARCH 31, 2001
Total Capital:
(To Risk Weighted Assets)   $48,407  17.13%   $22,613    8.0%   $28,266   10.0%
Tier I Capital:
(To Risk Weighted Assets)    46,491  16.45      N/A      N/A     16,960    6.0
Core Capital:
(To Total Assets)            46,491  10.88     12,820    3.0     21,366    5.0
Tangible Capital:
(To Tangible Assets)         46,491  10.88      6,410    1.5       N/A     N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at June 30, 2001 (in thousands):

Equity                                 $44,906
Net unrealized loss on securities
        available for sale                 223
Core deposit intangible asset             (941)
Deferred tax and servicing asset           (49)
                                       -------
           Tangible capital             44,139
General valuation allowance              2,364
                                       -------
           Total capital               $46,503
                                       =======

BANK LIQUIDITY

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 31.96% at June 30, 2001 compared to 28.22% at March 31, 2001. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs.

Cash, including interest-earning overnight investments, was $39.5 million at June 30, 2001 compared to $38.9 million at March 31, 2001. Investment securities and mortgage-backed securities available for sale at June 30, 2001 were $25.2 million and $38.4 million, respectively, compared to $25.6 million and $43.1 million, respectively, at March 31, 2001. See "Financial Condition."

ASSET QUALITY

Allowance for loan losses was $2.4 million at June 30, 2001, compared to $1.9 million at March 31, 2001. Management believes the allowance for loan losses at June 30, 2001 is adequate to cover potential credit losses at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. During the first quarter of 2001 the provision for loan losses increased to $510,000. The provision for loan losses was $215,000 for the fourth quarter of fiscal year 2001 and $594,000 for the quarter ended June 30, 2000. The increase in the provision for loan losses reflects the growth in the loan portfolio as compared to the prior year end and the change in mix and risks of the loan portfolio. Commercial loans are considered to involve a higher degree of credit risk than one- to- four residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.9 million, or 0.45% of total assets at June 30, 2001 compared with $1.0 million, or 0.24% of total assets at March 31, 2001. The $1.1 million balance of non-accrual loans is made up of six residential properties totaling $894,000, two commercial loans totaling $132,000 and five consumer loans totaling $61,000. The $858,000 balance of other real estate owned consists of three residential properties and three land loans. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                               June 30, 2001         March 31, 2001
                               -------------         --------------
                                    (Dollars in thousands)
Loans accounted for on
 a non-accrual basis:

Real Estate
 Residential                       $  894                $   153
Commercial                            132                     50
Consumer                               61                    116
                                   ------                 ------
      Total                         1,087                    319
                                   ------                 ------

Accruing loans which are
contractually past due 90
days or more                            2                    226
                                   ------                 ------
Total of non-accrual and
90 days past due loans              1,090                    545
                                   ------                 ------
Real estate owned (net)               858                    473
                                   ------                 ------
  Total non-performing assets      $1,947                 $1,018
                                   ======                 ======

Total loans delinquent 90
days or more to net loans            0.36%                  0.18%

Total loans delinquent 90
days or more to total assets         0.25                   0.13

Total non-performing assets
to total assets                      0.45                   0.24





      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           JUNE 30, 2001 AND 2000

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

Net income for the three months ended June 30, 2001 was $757,000, or $0.16 per basic share ($0.16 per diluted share). This compares to net income of $678,000, or $0.15 per basic share ($0.15 per diluted share) for the same period in fiscal 2001. Net interest income increased $38,000, or 1.0% to $3.8 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000. The contribution to net interest income due to the 25.7% increase in average interest earning assets during the first quarter of fiscal year 2002 was almost completely offset by the combination of the increase in average interest earning liabilities, the impact of the decrease in interest rates and the decrease in the mixed variance. Non-interest income increased $537,000, or 70.1% as compared to the $766,000 non-interest income for the three months ended June 30, 2000. Non-interest expense increased $597,000, or 20.4% as compared to the same period for the prior year. The increase in non-interest expense is due primarily to increased salaries and employee benefit expense and occupancy expense.

Average interest-earning assets increased to $414.8 million for the three months ended June 30, 2001 from $330.1 million for the three months ended June 30, 2000. The $84.7 million increase is due primarily to growth in the loan portfolio, interest bearing deposits, and investment securities, which was partially offset by principal pay downs in the mortgage-backed and investment securities portfolio.

Interest income for the three months ended June 30, 2001 was $8.3 million, an increase of $1.1 million, or 15.3% over the $7.2 million interest income for the same period in fiscal 2001. Yield on interest-earning assets for the first quarter of fiscal year 2002 was 8.14% compared to 8.83% for the same three month period in fiscal year 2001. The lower first quarter fiscal 2002 yield reflects the lower interest rate environment as compared to the same period for the prior year. The higher interest income in the first quarter of fiscal year 2002 as compared to the fiscal year 2001 first quarter resulted from growth in the loan portfolio, interest-earning deposits, and investment securities.

Interest expense was $4.6 million and $3.5 million for the quarters ended June 30, 2001 and 2000, respectively. The cost of average interest-bearing liabilities for the first quarter of year 2002 was 5.20% compared to 5.17% for the same three month fiscal year 2001. The increased cost of interest-bearing liabilities reflects the increase in volumes of NOW accounts, money market accounts, certificates of deposits and FHLB advances and the higher interest rates paid on certificates of deposit. Money market accounts continued to have growth reaching $48.5 million in average balance at June 30, 2001 compared to an average balance of $44.2 million at June 30, 2000.

Net interest income increased $38,000, or 1.0%, to $3.8 million for the three months ended June 30, 2001, compared to $3.7 million for the three months ended June 30, 2000. Net interest income increased $575,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2002 compared to the same fiscal 2001 period. The change in interest rates for these three month periods reduced net interest income $318,000. The change in rate volume mix for the same three month periods reduced net interest income $219,000. The interest rate spread decreased from 3.66% for the three month 2000 period to 2.94% for the three month 2001 period. The net interest margin decreased to 3.75% during the first quarter ended June 30, 2001 from 4.57% for the first quarter ended June 30, 2000. The decreased fiscal year 2002 net interest margin reflects the fact that decreases in the interest rates on interest-earning assets have out paced decreases in the interest rates of interest-bearing liabilities. This decrease in margin has been tempered some by the increased loan fee income in fiscal year 2002 compared to fiscal year 2001. The $84.7 million increase in average interest-earning assets was partially offset by the $78.6 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $350.6 million during the quarter ended June 30, 2001 from $272.0 million for the quarter ended June 30, 2000.

The provision for loan losses was $510,000 and there were $62,000 in net charge-offs during the three months ended June 30, 2001 compared to a $215,000 provision for loan losses and $245,000 in net charge-offs for the three months ended March 31, 2001. The increase in the provision for loan losses is the result of growth in the loan portfolio and the change in mix and risks. Loan receivable (Note 7) provides a detailed analysis of the $8.9 million increase in gross loans. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

The 70.1% increase in non-interest income to $1.3 million for the quarter ended June 30, 2001 compared to $766,000 for the quarter ended June 30, 2000 reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees, and gains on sale of loans held for sale.

Non-interest expense increased $597,000, or 20.4%, from $2.9 million for the quarter ended June 30, 2000 to $3.5 million for the quarter ended June 30, 2001. Salaries and employee benefits increased $262,000 to $1.9 million for the quarter ended June 30, 2001 as compared to the same quarter in 2000. There were 7 more full-time equivalent employees during the fiscal year 2002 quarter over the fiscal year 2001 quarter and the fiscal year 2002 quarter reflects the increased mortgage broker commissions when compared to the same period in prior year. The increase in full-time equivalent employees was due to the expansion occurring in branches, commercial lending, trust company and support functions.

Provision for federal income taxes for the first quarter of fiscal year 2002 was $296,000, resulting in an effective tax rate of 28.1%, compared to $313,000 and 31.6% for the same quarter of fiscal 2001. The decrease in the effective tax rate for the three months ended June 30, 2001 is primarily attributable to the impact of the dividend received deduction in fiscal year 2002 as compared to fiscal year 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

        (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended June 30, 2001.

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

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RIVERVIEW BANCORP, INC.


DATE: July 27, 2001      BY:/S/ Patrick Sheaffer
                            --------------------
                                Patrick Sheaffer
                                President

DATE: July 27, 2001      BY:/S/ Ron Wysaske
                            ---------------
                                Ron Wysaske
                                Executive Vice President/Treasurer