Form 10-Q
period 2001-09-30
RIVERVIEW BANCORP INC
filed 2001-11-05
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                               -------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from           to
                              ----------    ------------

                         COMMISSION FILE NUMBER: 0-22957

                             RIVERVIEW BANCORP, INC.
               (Exact name of registrant as specified in its charter)

WASHINGTON                                   91-1838969
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)


                  900 WASHINGTON, SUITE 900 VANCOUVER, WA 98660
                     (Address of principal executive office)

Registrant's telephone number, including area code: (360)693-6650

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,509,840 shares as of September 30, 2001.

                            FORM 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY

                              INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
        as of September 30, 2001 and March 31, 2001                      1

       Consolidated Statements of Income: Three and Six
        Months Ended September 30, 2001 and 2000                         2

       Consolidated Statements of Shareholders' Equity
        for the Year Ended March 31, 2001 and for the
        Six Months Ended September 30, 2001                              3

       Consolidated Statements of Cash Flows for the
        Six Months Ended September 30, 2001 and 2000                     4

       Notes to Consolidated Financial Statements                      5-12

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12-21

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                              21



PART II. OTHER INFORMATION                                              22


SIGNATURES                                                              23

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                                     SEPTEMBER 30,    MARCH 31,
(IN THOUSANDS, EXCEPT SHARE DATA)  (UNAUDITED)         2001             2001
-------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $51,829
 and $26,460)                                            $66,024        $38,935
Loans held for sale                                        1,294            569
Investment securities held to maturity, at amortized cost
 (fair value of  $877 and $867)                              839            861
Investment securities available for sale, at fair value
 (amortized cost of $20,019 and $26,060)                  19,839         25,561
Mortgage-backed securities held to maturity, at amortized
 cost (fair value of $5,442 and $6,486)                    5,326          6,405
Mortgage-backed securities available for sale, at fair
 value (amortized cost of $49,073 and $43,224)            49,904         43,139
Loans receivable (net of allowance for loan losses of
 $2,234 and $1,916)                                      268,939        296,292
Real estate owned                                            707            473
Prepaid expenses and other assets                            942          1,002
Accrued interest receivable                                2,176          2,394
Federal Home Loan Bank stock, at cost                      5,149          4,432
Premises and equipment, net                               10,373         10,055
Deferred income taxes, net                                   582            856
Core deposit intangible, net                                 859          1,022
                                                      ----------     ----------
TOTAL ASSETS                                            $432,953       $431,996
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposit accounts                                      $275,560       $295,523
  Accrued expenses and other liabilities                   3,849          4,034
  Advance payments by borrowers for taxes and insurance      232            218
  Federal Home Loan Bank advances                         99,500         79,500
                                                      ----------     ----------
Total liabilities                                        379,141        379,275

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
  Serial preferred stock, $.01 par value; 250,000 authorized,
   issued and outstanding, none                                -              -
  Common stock, $.01 par value; 50,000,000 authorized,
   Sept. 30, 2001 - 4,836,221 issued, 4,509,840 outstanding;
   March 31, 2001 - 4,981,421 issued, 4,655,040 outstanding   48             50
  Additional paid-in capital                              37,082         38,687
  Retained earnings                                       18,783         17,349
  Unearned shares issued to employee stock ownership
   trust                                                  (2,114)        (2,217)
  Unearned shares held by the management recognition
    and development plan                                    (416)          (762)
  Accumulated other comprehensive income (loss)              429           (386)
                                                      ----------     ----------
        Total shareholders' equity                        53,812         52,721
                                                      ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $432,953       $431,996
                                                      ==========     ==========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
(IN THOUSANDS, EXCEPT SHARE DATA)(UNAUDITED)             2001        2000         2001       2000
--------------------------------------------------- ---------   ---------     --------   --------
INTEREST INCOME:
  Interest and fees on loans receivable              $  6,237    $  6,497      $13,099    $12,630
  Interest on investment securities                       103         207          254        415
  Interest on mortgage-backed securities                  739         774        1,423      1,580
  Other interest and dividends                            544         245        1,177        343
                                                          ---         ---        -----        ---
        Total interest income                           7,623       7,723       15,953     14,968

INTEREST EXPENSE:
  Interest on deposits                                  2,378       2,680        5,424      5,108
  Interest on borrowings                                1,572       1,342        3,076      2,417
                                                     --------    --------      -------   --------
        Total interest expense                          3,950       4,022        8,500      7,525
                                                     --------    --------      -------   --------
        Net interest income                             3,673       3,701        7,453      7,443
  Less provision for loan losses                            -           -          510        594
                                                     --------    --------      -------   --------
       Net interest income after
        provision for loan losses                       3,673       3,701        6,943      6,849
                                                      -------     -------      -------   --------
NON-INTEREST INCOME:
  Fees and service charges                                847         642        1,754      1,242
  Asset management services                               157         132          388        240
  Gain on sale of loans held for sale                     252          14          381         19
  Gain on sale of securities                              863           -          863          -
  Gain on sale of other real estate owned                  18          11           18         11
    Gain on sale of land and fixed assets                   4         309            4        309
  Loan servicing income (expense)                          (9)         32           12         64
  Other                                                    18          20           33         41
                                                      -------     -------      -------   --------
        Total non-interest income                       2,150       1,160        3,453      1,926
                                                      -------     -------      -------   --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                        1,849       1,674        3,741      3,304
  Occupancy and depreciation                              538         452        1,073        835
  Data processing                                         137         218          395        426
  Amortization of core deposit intangible                  81          81          163        163
  Marketing expense                                       187         227          363        395
  FDIC insurance premium                                   13          12           26         23
  State and local taxes                                   102          82          202        150
  Telecommunications                                       59          57          116        120
  Professional fees                                        75          21          163         93
  Other                                                   309         302          628        540
                                                      -------     -------      -------   --------
        Total non-interest expense                      3,350       3,126        6,870      6,049
                                                      -------     -------      -------   --------
INCOME BEFORE FEDERAL INCOME TAXES                      2,473       1,735        3,526      2,726

PROVISION FOR FEDERAL INCOME TAXES                        777         556        1,073        869
                                                      -------     -------      -------   --------
NET INCOME                                            $ 1,696    $ 1,179       $ 2,453     $1,857
                                                      =======    =======       =======     ======

Earnings per common share:
        Basic                                         $  0.37     $  0.26       $ 0.53     $ 0.41
        Diluted                                          0.36        0.26         0.52       0.40

Weighted average number of shares outstanding:

        Basic                                       4,624,771   4,551,528    4,644,416  4,542,328

        Diluted                                     4,733,489   4,620,941    4,752,476  4,614,183

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2001
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                               UNEARNED
                                                               SHARES
                                                               ISSUED TO
                                                               EMPLOYEE   UNEARNED   ACCUMULATED
                            COMMON STOCK  ADDITIONAL           STOCK      SHARES     OTHER
(IN THOUSANDS,                              PAID-IN  RETAINED  OWNERSHIP  ISSUED TO  COMPREHENSIVE
 EXCEPT SHARE DATA)         SHARES  AMOUNT  CAPITAL  EARNINGS   TRUST       MRDP    (INCOME)         TOTAL
-------------------------------------------------------------------------------------------------------------
Balance April 1, 2000    4,521,209   $ 49   $38,457  $15,652   $(2,422)   $(1,178)   $(2,069)       $48,489
Cash Dividends                   -      -         -   (1,860)        -          -          -         (1,860)
Exercise of stock options   78,918      1       221        -         -          -          -            222
Earned ESOP shares          24,633      -         9        -       205          -          -            214
Earned MRDP shares          30,280      -         -        -         -        416          -            416
                       -----------   ----   -------  -------   -------    -------    -------        -------
                         4,655,040     50    38,687   13,792    (2,217)      (762)    (2,069)        47,481
Comprehensive income:
 Net income                      -      -         -    3,557         -          -          -          3,557
 Other comprehensive income:
  Unrealized holding gain on
  securities of $1,683 (net
  of $867 tax effect).           -      -         -        -         -          -      1,683          1,683
                                                                                                      -----
Total comprehensive income       -      -         -        -         -          -          -          5,240
                         ---------  -----   -------  -------    ------     ------   --------       --------
Balance, March 31, 200  14,655,040     50    38,687   17,349    (2,217)      (762)      (386)        52,721
 Cash dividends                  -      -         -   (1,019)        -          -                    (1,019)
 Stock repurchased and
   retired                (145,200)    (2)   (1,633)       -         -          -          -         (1,635)
 Earned ESOP shares              -      -        28        -        103                    -            131
 Earned MRDP shares              -      -         -        -          -       346          -            346
                         ---------   ----   -------  -------    -------    ------   --------       --------
                         4,509,840     48    37,082   16,330     (2,114)     (416)      (386)        50,544
 Comprehensive income:
 Net income                      -      -         -    2,453          -         -          -          2,453
 Other comprehensive income:
  Unrealized holding gain on securities
  of $1,385 (net of $713 tax effect)
  less reclassification adjustment of
  net gains included in net income of
  $ 570 (net of $293 tax effect) -      -         -        -          -          -       815            815
                                                                                         ----

Total comprehensive income       -      -         -        -          -          -                    3,268
                                                                                                      -----
                          --------  -----  --------   ------     ------    -------     ------      --------
Balance, September
  30, 2001               4,509,840  $  48  $ 37,082  $18,783    $(2,114)    $ (416)    $  429       $53,812
                         =========  =====  ========  =======    =======     ======     ======       =======


See notes to consolidated financial statements.

                                                 4

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(IN THOUSANDS) (UNAUDITED)                                 2001           2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,453        $ 1,857
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                              873            684
  Provision for losses on loans                              510            594
  Disposition of allowance for loan losses                   (29)             -
  Credit for deferred income taxes                          (146)          (236)
  Noncash expense related to ESOP benefit                    131            104
  Noncash expense related to MRDP benefit                    173            220
  Decrease in deferred loan origination fees,
   net of amortization                                        49             69
  Federal Home Loan Bank stock dividend                     (174)          (123)
  Net gain on sale of real estate owned, mortgage-backed
   and investment securities and premises and equipment   (1,234)          (291)
  Changes in assets and liabilities:
   Increase  in loans held for sale                         (725)          (378)
   (Increase) Decrease in prepaid expenses and other assets  756            (65)
   (Increase) Decrease in accrued interest receivable        218           (377)
   (Decrease) Increase in accrued expenses and other
    liabilities                                              (12)           450
                                                         -------        -------
         Net cash provided by operating activities         2,843          2,508
                                                         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                      (123,949)       (79,712)
 Principal repayments on loans                            98,162         51,259
 Loans sold                                               11,866          2,835
 Purchase of equity securities                                 -         (5,000)
 Principal repayments on mortgage-backed securities
  held to maturity                                         1,078          1,293
 Proceeds from call or maturity of investment
  securities available for sale                            2,500              -
 Proceeds from sale of mortgage-backed securities
  available for sale                                      25,944              -
 Principal repayments on mortgage-backed securities
  available for sale                                       8,218          4,356
 Principal repayments on investment securities
  available for sale                                       3,547              -
 Principal repayments on investment securities
  held to maturity                                            22             21
 Purchase of premises and equipment                         (711)        (2,056)
 Purchase of Federal Home Loan Bank stock                   (543)        (1,095)
 Proceeds from sale of real estate                           714            999
                                                         -------       --------
  Net cash provided (used) in investing activities        26,848        (27,100)
                                                         -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposit accounts             (19,963)        10,113
 Dividends paid                                           (1,019)          (923)
 Repurchase of common stock                               (1,635)             -
 Proceeds from Federal Home Loan Bank advances            20,000        129,686
 Repayment of Federal Home Loan Bank advances                  -       (115,736)
 Net increase in advance payments by borrowers                15             54
 Proceeds from exercise of stock options                       -             28
                                                         -------       --------
   Net cash (used) provided by financing activities       (2,602)        23,222
                                                         --------      --------
NET INCREASE (DECREASE) IN CASH                           27,089         (1,370)
CASH, BEGINNING OF PERIOD                                 38,935         15,786
                                                         -------       --------
CASH, END OF PERIOD                                      $66,024        $14,416
                                                         =======       ========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                               $ 8,625        $ 7,323
  Income taxes                                               975          1,240

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Mortgage loans securitized and classified as mortgage-
  backed securities available for sale                   $40,347        $     -
 Transfer of loans to real estate owned                      954          1,189
 Dividends declared and accrued in other liabilities         502            923
 Fair value adjustment to securities available for sale    1,235            163
 Income tax effect related to fair value adjustment         (420)           (56)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) PRINCIPLES OF CONSOLIDATION
    ---------------------------
The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP.") and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. All inter-company balances and transactions have been eliminated upon consolidation.

(3) COMPREHENSIVE INCOME
    --------------------
Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

For the three months and six months ended September 30, 2001, the Company's total comprehensive income was $2.5 million and $3.3 million, respectively, compared to $1.4 million and $2.0 million for the three and six months ended September 30, 2000, respectively.

Total comprehensive income for the three and six months ended September 30, 2001 is comprised of net income of $1.7 million and $2.5 million and other comprehensive income of $840,000 and $815,000, net of tax effect, respectively. Other comprehensive income for the three months and six months ended September 30, 2001, consists of unrealized securities gains of $1.4 million and $1.4 million, net of tax effect, less gains on securities available for sale included in non-interest income of $570,000 for both periods, net of tax effect.

Total comprehensive income for the three and six months ended September 30, 2000 is comprised of net income of $1.2 million and $1.9 million and other comprehensive income of $260,000 and $108,000, net of tax effect, respectively. Other comprehensive income for the three months and six months ended September 30, 2000, consists of unrealized securities gains of $260,000 and $108,000, net of tax effect, respectively.

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

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               2001             2000
                                               ----             ----
Basic EPS computation:
  Numerator-Net Income                   $1,696,000       $1,179,000
  Denominator-Weighted average
    common shares outstanding             4,624,771        4,551,528

Basic EPS                                $     0.37       $     0.26
                                         ==========       ==========

Diluted EPS computation:
  Numerator-Net Income                   $1,696,000       $1,179,000
  Denominator-Weighted average
    common shares outstanding             4,624,771        4,551,528
  Effect of dilutive stock options           33,106           69,413
  Effect of dilutive MRDP                    75,612                -
                                          ---------        ---------
  Weighted average common shares
   and common stock equivalents           4,733,489        4,620,941

Diluted EPS                               $    0.36        $    0.26
                                          =========        =========


                                                SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                               2001             2000
                                               ----             ----

Basic EPS computation:
  Numerator-Net Income                   $2,453,000       $1,857,000
  Denominator-Weighted average
    common shares outstanding             4,644,416        4,542,328

Basic EPS                                $     0.53       $     0.41
                                         ==========       ==========

Diluted EPS computation:
  Numerator-Net Income                   $2,453,000       $1,857,000
  Denominator-Weighted average
    common shares outstanding             4,644,416        4,542,328
  Effect of dilutive stock options           30,302           71,855
  Effect of dilutive MRDP                    77,758                -
                                          ---------        ---------
  Weighted average common shares
   and common stock equivalents           4,752,476        4,614,183

Diluted EPS                               $    0.52        $    0.40
                                          =========        =========

(5)  INVESTMENT SECURITIES
     ---------------------
The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                                  GROSS        GROSS   ESTIMATED
                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
 SEPTEMBER 30, 2001                   COST        GAINS       LOSSES     VALUE
                                  --------       ------     --------    ------
 Municipal securities             $    839       $   38     $           $  877
                                  ========       ======     ========    =======

 MARCH 31, 2001

 Municipal securities             $    861       $    6     $      -    $   867
                                  ========       ======     ========    =======


The contractual maturities of investment securities held to maturity are as follows (in thousands):

                                                     AMORTIZED        ESTIMATED
  SEPTEMBER 30, 2001                                      COST       FAIR VALUE
                                                     ---------       ----------

  Due after ten years                              $       839      $      877
                                                   ===========      ==========

There were no sales of investment securities classified as held to maturity during the periods ended September 30, 2001 and 2000.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                  GROSS       GROSS   ESTIMATED
                                AMORTIZED    UNREALIZED  UNREALIZED        FAIR
 SEPTEMBER 30, 2001                  COST         GAINS      LOSSES       VALUE
                                 --------      --------    --------    --------
 Agency securities               $  1,092      $      -    $     (9)   $  1,083
 Equity securities                 16,356            13        (270)     16,099
 School district bonds              2,571            86           -       2,657
                                 --------      --------    --------     -------
                                 $ 20,019      $     99    $   (279)   $ 19,839
                                 ========      ========    ========    ========

 MARCH 31, 2001

 Agency securities               $  7,132      $      4    $   (199)   $  6,937
 Equity securities                 16,356            21        (378)     15,999
 School district bonds              2,572            53           -       2,625
                                 --------      --------     -------     -------
                                 $ 26,060      $     78    $   (577)    $25,561
                                 ========      ========     =======     =======

The contractual maturities of securities available for sale are as follows (in thousands):

                                                    AMORTIZED       ESTIMATED
 SEPTEMBER 30, 2001                                      COST      FAIR VALUE
                                                    ---------      ----------
 Due after five years through ten years             $   1,954       $   2,025
 Due after ten years                                   18,065          17,814
                                                    ---------       ---------
                                                    $  20,019       $  19,839
                                                    =========       =========

(6)  MORTGAGE-BACKED SECURITIES
     --------------------------
Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                 GROSS       GROSS   ESTIMATED
                                 AMORTIZED  UNREALIZED  UNREALIZED        FAIR
  SEPTEMBER 30, 2001                  COST       GAINS      LOSSES       VALUE
                                  --------    --------    --------    --------
  REMICs                          $  1,804    $     18    $      -    $  1,822
  FHLMC mortgage-backed securities   1,310          25           -       1,335
  FNMA mortgage-backed securities    2,212          73           -       2,285
                                  --------    --------    --------    --------
                                  $  5,326    $    116    $      -    $  5,442
                                  ========    ========    ========    ========
  MARCH 31, 2001

  REMICs                          $  1,805    $     15    $      -    $  1,820
  FHLMC mortgage-backed securities   1,680          13          (1)      1,692
  FNMA mortgage-backed securities    2,920          54           -       2,974
                                  --------    --------     -------     -------
                                  $  6,405    $     82    $     (1)    $ 6,486
                                  ========    ========     =======     =======

Mortgage-backed securities held to maturity with an amortized cost of $3.4 million and $3.9 million and a fair value of $3.4 million and $3.9 million at September 30, 2001 and March 31, 2001, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                  AMORTIZED         ESTIMATED
 SEPTEMBER 30, 2001                                    COST        FAIR VALUE
                                                  ---------        ----------
 Due in one year or less                          $       2         $       2
 Due after one year through five years                2,156             2,208
 Due after five years through ten years                   2                 2
 Due after ten years                                  3,166             3,230
                                                  ---------         ---------
                                                  $   5,326         $   5,442
                                                  =========          ========

There were no sales of mortgage-backed securities held to maturity during the period ended September 30, 2001 and 2000.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                  GROSS      GROSS    ESTIMATED
                                   AMORTIZED UNREALIZED UNREALIZED         FAIR
 SEPTEMBER 30, 2001                     COST      GAINS     LOSSES        VALUE
                                    --------   --------   --------     --------
 REMICs                             $ 33,175   $    227   $   (126)    $ 33,276
 FHLMC mortgage-backed securities     14,576        695          -       15,271
 FNMA mortgage-backed securities       1,322         35          -        1,357
                                    --------   --------   --------     --------
                                    $ 49,073   $    957   $   (126)    $ 49,904
                                    ========   ========   ========     ========
 MARCH 31, 2001

 REMICs                             $ 41,067   $    144   $   (268)    $ 40,943
 FHLMC mortgage-backed securities        441         10          -          451
 FNMA mortgage-backed securities       1,716         29          -        1,745
                                    --------   --------   --------     --------
                                    $ 43,224   $    183   $   (268)    $ 43,139
                                    ========   ========   ========     ========



The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
                                                     AMORTIZED      ESTIMATED
 SEPTEMBER 30, 2001                                       COST     FAIR VALUE
                                                     ---------     ----------
 Due after one year through five years                $  7,847      $   8,150
 Due after five years through ten years                  9,415          9,833
 Due after ten years                                    31,811         31,921
                                                      --------       --------
                                                      $ 49,073      $  49,904
                                                      ========       ========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $12.6 million and $16.2 million and a fair value of $12.7 million and $16.0 million at September 30, 2001 and March 31, 2001, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $4.9 million and $5.1 million and a fair value of $4.9 million and $5.1 million at September 30, 2001 and March 31, 2001, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7) LOANS RECEIVABLE
    ----------------
Loans receivable consisted of the following (in thousands):

                                                 SEPTEMBER 30,     MARCH 31,
                                                    2001            2001
                                                  --------        --------
     Residential:
       One- to- four family                       $ 80,653        $116,583
       Multi-family                                 10,349          11,073
     Construction:
       One- to- four family                         62,478          60,041
       Multi-family                                  4,000           4,514
       Commercial real estate                        8,206           6,806
     Commercial                                     23,649          23,099
     Consumer:
       Secured                                      22,690          23,148
       Unsecured                                       917           1,872
     Land                                           23,988          24,230
     Commercial real estate                         65,620          56,540
                                                  --------        --------
                                                   302,550         327,906
     Less:
       Undisbursed portion of loans                 28,399          26,223
       Deferred loan fees                            2,978           3,475
       Allowance for loan losses                     2,234           1,916
                                                 ---------       ---------
           Loans receivable, net                 $ 268,939       $ 296,292
                                                 =========       =========

(8)     ALLOWANCE FOR LOAN LOSSES
        -------------------------
 A reconciliation of the allowances for loan losses is as follows (in thousands):
                                         SIX MONTHS ENDED         YEAR ENDED
                                         SEPTEMBER 30, 2001     MARCH 31, 2001
                                         ------------------     --------------
     Beginning balance                         $ 1,916             $  1,362
     Provision for losses                          510                  949
     Charge-offs                                  (113)                (413)
     Recoveries                                      2                   18
     Dispositions                                  (81)                   -
                                                ------               ------
     Ending balance                            $ 2,234              $ 1,916
                                               =======              =======

At September 30, 2001 and March 31, 2001, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $1.3 million and $319,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $890,000 and $836,000 during the six months ended September 30, 2001 and the year ended March 31, 2001, respectively.

(9) LOANS HELD FOR SALE
    -------------------


The Company identifies loans held for sale at the time of origination and they are carried at the lower of cost or estimated market value on an aggregate portfolio basis. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(10) MORTGAGE LOAN SECURITIZATION
     ----------------------------
During the quarter ended September 30, 2001, the Company sold $40.3 million in seasoned fixed rate single family residential mortgage loans to FHLMC. The mortgages were aggregated into 15 pools and securitized with the resulting mortgage-backed securities ("MBS") being retained by the Company and classified as available for sale. Securitization of the loans provided more liquid instruments that could be sold when the market conditions were considered favorable. Sale of the MBS will reduce the long-term fixed rate assets in the Company's portfolio, which will allow the Company to reduce its interest sensitivity in the future.

Because the Company retained an interest in the loans by receiving the MBS, various items associated with the loans were combined with the principal balance of the loans to arrive at the Company's basis in the MBS. These items include deferred origination fees, mortgage servicing rights and allowance for loan losses. Deferred loan origination fees associated with the sold loans totaled $641,000. The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees to be received and other factors. Mortgage servicing rights were valued at $255,000. The general valuation allowance associated with these loans was $81,000. The Company pays a guarantee fee to FHLMC as part of the securitization and servicing of the loans, thus transferring all credit risk to FHLMC. The final resulting basis in the MBS was $39.2 million. As of September 30, 2001, $25.1 million in MBS have been sold at gain of $863,000.

(11) BORROWINGS
     ----------
Borrowings are summarized as follows (in thousands):

                                                     SEPTEMBER 30,  MARCH 31,
                                                         2001         2001
                                                     ------------   ---------
Federal Home Loan Bank Advances                         $99,500      $79,500
                                                        =======      =======

Weighted average interest rate:                            6.22%       6.62%
                                                           =====       =====

Borrowings have the following maturities at September 30, 2001 (in thousands):

      Fiscal Year
      -----------
        2002        $ 25,000
        2003          39,500
        2004               -
        2005               -
        2006          15,000
        2007          20,000
                      ------
                    $ 99,500
                      ======

(12)   SHAREHOLDERS' EQUITY
       --------------------
REPURCHASE OF COMMON STOCK

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At September 30, 2001, 145,200 shares had been repurchased at an average cost of $11.26 per share. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB")issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This Statement became effective for the fiscal year ending March 31, 2002, and will not be applied retroactively to financial statements of prior periods. Upon adoption of provisions of SFAS No. 133 at April 1, 2001, the Company did not have derivative instruments and there was no impact on the financial statements of the Company.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations. The Statement discontinues the use of the pooling of interest method of accounting for business combinations. The Statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this Statement and does not believe that it will have an effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 1, 2001. Upon the adoption of the provisions of SFAS No. 142 for the year ending March 31, 2002 management believes there will be no impact on the financial statements of the Company.

(14) COMMITMENTS AND CONTINGENCIES
     -----------------------------
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, consumer and commercial loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 14-day agreements to lend to a customer subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At September 30, 2001, the Company had commitments to originate fixed rate mortgages of $3.2 million at interest rates ranging from 5.625% to 8.5%. At September 30, 2001 adjustable rate mortgage loan commitments were $1.1 million at an average interest rate of 6.91%. Undisbursed balance of mortgage loans closed was $28.4 million at September 30, 2001. Consumer loan commitments totaled $755,000 and unused lines of consumer credit totaled $14.0 million at September 30, 2001. Commercial loan commitments totaled $6.9 million and unused lines of commercial credit totaled $19.3 million at September 30, 2001.

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


GENERAL

The Community Bank is a progressive community-oriented, financial institution, which emphasizes local, personal, service to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one- to- four family residential real estate located in its primary market area. The Community Bank continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking. The consolidation among financial institutions has created a significant gap in the ability of the consolidated financial institutions to serve customers. The Community Bank's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Community Bank will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Community Bank serves. The Community Bank is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

In order to support its strategy of growth, without compromising its local, personal, service to its customers and a commitment to asset quality, the Community Bank has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal, service. Control of non-interest expenses remains a high priority.

The Community Bank continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. During fiscal year 2000, the Community Bank introduced a new online banking service. Customers are able to conduct a full range of services on a real-time basis, including, balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

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

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washoughal, Stevenson, WhiteSalmon,

Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland/Vancouver metropolitan areas, as well as for the Community Bank. The Business and Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. RAMCORP., a subsidiary of the Community Bank, offers asset management (trust and investment) services to its customers and is located in the Community Bank's Vancouver Main branch. Assets totaling approximately $91.9 million at September 30, 2001 were managed by RAMCORP. in fiduciary or agency capacity. Total managed assets of $91.9 million reflects the decrease in market value experienced in the securities markets when compared to the total managed assets of $102.4 million at June 30, 2001. The Company's main office for administration was relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in the second quarter of fiscal year 2001.

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

FINANCIAL CONDITION

At September 30, 2001, the Company had total assets of $433.0 million compared with $432.0 million at March 31, 2001. The stable total assets reflects the conversion of $40.3 million of fixed rate residential family mortgages to MBS through securitization and sale of $25.1 million of MBS during the quarter ending September 30, 2001. Cash, including interest-earning accounts, totaled $66.0 million at September 30, 2001, compared to $38.9 million at March 31, 2001. At September 30, 2001, the Company had $302.6 million in gross loans, a decrease of $25.3 million compared to $327.9 million at March 31, 2001. One- to-four family residential mortgage loans decreased $35.9 million reflecting the securitization of $40.3 one- to- four family residential mortgage loans through FHMLC. Commercial loans increased $550,000 to $23.6 million at September 30, 2001 from $23.1 million at March 31, 2001. Commercial real estate loans increased $9.1 million to $65.6 million at September 30, 2001 from $56.5 million at March 31, 2001. Loans receivable (Note 7) provides a detailed analysis of the $302.6 million gross loan portfolio at September 30, 2001 as compared to the $327.9 million gross loan portfolio at March 31, 2001. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family residential mortgage loans. Deposits totaled $275.6 million at September 30, 2001 compared to $295.5 million at March 31, 2001. The deposit decrease is due to an outflow of governmental deposits as the Community Bank paid lower interest rates. FHLB advances totaled $99.5 million at September 30, 2001 and $79.5 million at March 31, 2001.

CAPITAL RESOURCES

Total shareholders' equity increased $1.1 million to $53.8 million at September 30, 2001 compared to $52.7 million at March 31, 2001. The activity in shareholders' equity for the first six months of fiscal year 2002 was $2.5 million in earnings, dividends of $1.0 million, stock repurchased $1.6 million, earned ESOP shares $131,000, earned MRDP shares of $346,000 and $815,000 change in net unrealized loss on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 2001, the Community Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2001, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At September

30, 2001, the Community Bank's tangible, core and risk-based total capital ratios amounted to 10.72%, 10.72%, and 16.38%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                            Categorized as "Well
                                                              Capitalized" Under
                                             For Capital       Prompt Corrective
                                Actual       Adequacy Purpose   Action Provision
                             -------------   ----------------   ----------------
                             Amount  Ratio    Amount    Ratio     Amount  Ratio
                             ------  -----    ------    -----     ------  -----
AS OF SEPTEMBER 30, 2001
Total Capital:

(To Risk Weighted Assets)   $48,161  16.38%  $23,527     8.0%    $29,409   10.0%
Tier I Capital:
(To Risk Weighted Assets)    45,927  15.62       N/A     N/A      17,645    6.0
Core Capital:
(To Total Assets)            45,927  10.72    12,855     3.0      21,424    5.0
Tangible Capital:
(To Tangible Assets)         45,927  10.72     6,427     1.5         N/A    N/A



AS OF MARCH 31, 2001
Total Capital:

(To Risk Weighted Assets)   $48,407  17.13%  $22,613     8.0%    $28,266   10.0%
Tier I Capital:
(To Risk Weighted Assets)    46,491   16.45      N/A     N/A      16,960    6.0
Core Capital:
(To Total Assets)            46,491   10.88   12,820     3.0      21,366    5.0
Tangible Capital:
(To Tangible Assets)         46,491   10.88    6,410     1.5         N/A    N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at September 30, 2001 (in thousands):

Equity                                           $47,450
Net unrealized gain on securities
        available for sale                          (589)
Core deposit intangible asset                       (859)
Deferred tax and servicing asset                     (75)
                                                 -------
           Tangible capital                       45,927
General valuation allowance                        2,234
                                                 -------
           Total capital                         $48,161
                                                 =======

BANK LIQUIDITY

OTS regulations require the Community Bank to maintain an average daily balance of liquid assets as a percentage of average daily net withdrawable deposit accounts plus short-term borrowings of at least 4%. The Community Bank's regulatory liquidity ratio was 32.68% at September 30, 2001 compared to 28.22% at March 31, 2001. The Community Bank anticipates that it will have sufficient funds available to meet current loan commitments and other cash needs.

Cash, including interest-earning overnight investments, was $66.0 million at September 30, 2001 compared to $38.9 million at March 31, 2001. Investment securities and mortgage-backed securities available for sale at September 30, 2001 were $19.8 million and $49.9 million, respectively, compared to $25.6 million and $43.1 million, respectively, at March 31, 2001. See "Financial Condition."

ASSET QUALITY

Allowance for loan losses was $2.2 million at September 30, 2001, compared to $1.9 million at March 31, 2001. Management believes the allowance for loan losses at September 30, 2001 is adequate to cover potential credit losses at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. During the second quarter of fiscal year 2002 and the second quarter of fiscal year 2001 there was no provision for loan losses. The provision for loan losses was $510,000 for the first quarter of fiscal year 2002 and $594,000 for the first quarter of fiscal year 2001. Commercial loans are considered to involve a higher degree of credit risk than one- to- four family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $2.0 million, or 0.45% of total assets at September 30, 2001 compared with $1.0 million, or 0.24% of total assets at March 31, 2001. The $1.3 million balance of non-accrual loans is made up of seven residential properties totaling $814,000, one land loan totaling $338,000, one commercial real estate loan totaling $96,000 and two consumer loans totaling $7,000. The $707,000 balance of other real estate owned consists of three residential properties and one land loan. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                          September 30, 2001        March 31, 2001
                          ------------------        --------------
                                      (Dollars in thousands)
Loans accounted for on
 a non-accrual basis:
Real Estate
 Residential                         $814                $   153
 Commercial                            96                      -
Land                                  338                      -
Commercial                              -                     50
Consumer                                7                    116
                                    -----                 ------
      Total                         1,255                    319
                                    -----                 ------

Accruing loans which are
contractually past due 90
days or more                            4                    226
                                   ------                 ------

Total of non-accrual and
90 days past due loans              1,259                    545
                                   ------                 ------

Real estate owned (net)               707                    473
                                   ------                 ------
  Total non-performing assets      $1,966                 $1,018
                                   ======                 ======

Total loans delinquent 90
days or more to net loans            0.47%                  0.18%

Total loans delinquent 90
days or more to total assets         0.29                   0.13

Total non-performing assets
to total assets                      0.45                   0.24


     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                        SEPTEMBER 30, 2001 AND 2000

The Company's net income depends primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, loan servicing income, gains and losses on sales of securities, gains and losses from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended September 30, 2001 was $1.7 million, or $0.37 per basic share ($0.36 per diluted share). This compares to net income of $1.2 million, or $0.26 per basic share ($0.26 per diluted share) for the same period in fiscal 2001. Net interest income increased $28,000 to $3.7 million for the three months ended

September 30, 2001 compared to the same period in the prior year. The increase in net interest income was due to the 16.8% increase in average interest earning assets during the second quarter of fiscal year 2002 compared to the comparative period in the prior year was offset by the combination of the increase in average interest earning liabilities, the impact of the decrease in interest rates and the decrease in the combined rate volume variance. Non-interest income increased $990,000, or 85.3% as compared to the $1.2 million non-interest income for the three months ended September 30, 2000. Non-interest expense increased $224,000, or 7.2% as compared to the same period for the prior year. The increase in non-interest expenses is due primarily to increased salaries and employee benefit expenses and occupancy expenses, partially offset by decreased data processing expense and marketing expenses.

Average interest-earning assets increased to $405.0 million for the three months ended September 30, 2001 from $346.7 million for the three months ended September 30, 2000. The $58.3 million increase is due primarily to growth in the loan portfolio, mortgage backed securities, investment securities and interest-bearing investments.

Interest income for the three months ended September 30, 2001 was $7.6 million, a decrease of $100,000, or 1.3% over the $7.7 million interest income for the same period in fiscal year 2001. Yield on interest-earning assets for the second quarter of fiscal year 2002 was 7.56% compared to 8.88% for the same three month period in fiscal year 2001. The lower second quarter fiscal 2002 yield reflects that the lower interest rate environment had a greater impact than the increase in volume as compared to the same period for the prior year. The lower interest income in the second quarter of fiscal year 2002 as compared to the fiscal year 2001 second quarter reflects this same impact of the lower interest rate environment.

Interest expense was $4.0 million for the quarters ended September 30, 2001 and 2000. The cost of average interest-bearing liabilities for the second quarter of year 2002 was 4.71% compared to 5.20% for the same three month period in fiscal year 2001. The stable interest expense for the two three-month periods is the result of the increased volume of interest-bearing liabilities being offset by the lower interest rates in the second quarter of fiscal year 2002 when compared to the same period in the prior year. Money market accounts, now accounts and certificates of deposits continued to have growth during the second quarter of fiscal year 2002 as compared to the same period in the prior year.

Net interest income decreased $28,000, or 0.8%, to $3.7 million for the three months ended September 30, 2001, compared to three months ended September 30, 2000. Net interest income increased $472,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2002 compared to the same fiscal 2001 period. The change in interest rates for this same period of comparison reduced net interest income $334,000. The change in the rate volume mix for the same three month periods reduced net interest income $166,000. The interest rate spread decreased from 3.36% for the three month 2001 period to 2.85% for the three month 2002 period. The net interest margin decreased to 3.67% during the second quarter ended September 30, 2001 from 4.28% for the second quarter ended September 30, 2000. The decreased fiscal year 2002 net interest margin reflects the fact that decreases in the interest rates on interest-earning assets have out paced decreases in the interest rates of interest-bearing liabilities. The $58.3 million increase in average interest-earning assets was partially offset by the $45.4 million increase in average interest-bearing liabilities. Average interest-bearing liabilities increased to $334.5 million during the quarter ended September 30, 2001 from $289.1 million for the quarter ended September 30, 2000.

There were no provisions for loan losses for the three month periods ended September 30, 2001 and 2000, respectively. There was $49,000 in net charge-offs during the three months ended September 30, 2001, $46,000 in net charge-offs for the three months ended September 30, 2000 and $62,000 in net charge-offs for the three months ended June 30, 2001. Loan receivable (Note 7) provides a detailed analysis of the $25.4 million decrease in gross loans. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered the allowance for loan losses at September 30, 2001 is believed to be adequate for the losses inherent in the loan portfolio.

The 85.3% increase in non-interest income to $2.2 million for the quarter ended September 30, 2001 compared to $1.2 million for the quarter ended September 30, 2000 reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees, gains on sale of loans held for sale and gains on sale of securities. The $863,000 gains on sale of securities is the gain from the sale of MBS resulting from the securitization of one to four family residential mortgage loans discussed in the financial footnote (10) Mortgage Loan Securitization.

Salaries and employee benefits increased $175,000 to $1.9 million for the quarter ended September 30, 2001 as compared to the same quarter in the prior year. There were 2 more full-time equivalent employees during the fiscal year 2002 quarter over the fiscal year 2001 quarter. The fiscal year 2002 quarter also reflects the increases in mortgage broker commissions when compared to the same period in the prior year.

Provision for federal income taxes for the second quarter of fiscal year 2002 was $777,000, resulting in an effective tax rate of 31.4%, compared to $556,000 and 32.0% for the same quarter of fiscal year 2001.

        COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                       SEPTEMBER 30, 2001 AND 2000

Net income for the six months ended September 30, 2001 was $2.5 million, $0.53 per basic share ($0.52 per diluted share) compared to net income of $1.9 million, $0.41 per basic share ($0.40 per diluted share) for the same period in fiscal year 2001. Non-interest income for the second quarter of fiscal year 2002 includes $863,000 pretax gain on sale of MBS.

Average interest-earning assets increased to $409.9 million for the six months ending September 30, 2001 from $338.4 million for the six months ending September 30, 2000.

Interest income for the six months ended September 30, 2001 was $16.0 million, an increase of $1.0 million or 6.6% over $15.0 million for the same period in year 2000. Yield on interest-earning assets for the first six months of the fiscal year 2002 was 7.85% compared to 8.85% for the six month fiscal year 2001. The lower fiscal year 2002 yield on interest-earning assets reflects the lower interest yield on the majority of the interest-earning assets as compared to the same period in the prior year. The higher interest income for the six month period ended September 30, 2001 as compared to the same period in the prior year resulted from growth in interest-earning assets.

Interest expense for the six months ended September 30, 2001 was $8.5 million, an increase of $975,000, or 13.0% over $7.5 million for the same period in fiscal year 2001. The cost of interest-bearing liabilities for the fiscal year 2002 six months was 4.95% compared to 5.35% for the fiscal year 2001 six months. The increased interest expense is due to a 22.0% growth in average interest-bearing liabilities from $280.8 million at September 30, 2000 to $342.5 million at September 30, 2001 that was partially offset by the lower interest rates paid on the interest-bearing liabilities. Growth in the average balance of money market accounts and non-interest bearing deposits from $45.0 million and $25.5 million, respectively for the six month period ended September 30, 2000 to $51.1 million and $31.2 million, respectively for the six month period ended September 30, 2001 contributed to reducing the cost of interest-bearing liabilities for the 2002 fiscal period.

Net interest income increased $10,000 to $7.5 million for the six months ended September 30, 2001, compared to $7.4 million for the six months ended September 30, 2000. The change in volume of year to date average interest-earning assets and liabilities compared at September 30, 2001 and September 30, 2000 increased net interest income $992,000. The change in interest rates decreased net interest income $557,000 and the rate volume mix decreased net interest income $425,000 for the six month period ended September 30, 2001 over the six month period ended September 30, 2000. The interest rate spread decreased from 3.51% for the six month period in fiscal year 2001 compared to 2.90% for the six month period in fiscal year 2002. The net interest margin decreased to 3.27% during the six month period ended September 30, 2001 from 4.42% for the six month period ended September 30, 2000. The decreased margin reflects the reduction in loan fee income and the lagging of deposit repricing relative to the more rapid repricing in total interest earning assets.

The provision for loan losses was $510,000 and net charge-offs was $111,000 during the six months ended September 30, 2001 compared to a $594,000 provision and $70,000 in net charge-offs during the six months ended September 30, 2000. The decrease in the provision for loan losses is the result of the reduction in the loan portfolio and the change in mix and risks. During the second quarter of fiscal year 2002, $40.3 million of one- to- four family residential mortgage loans were securitized through FHLMC in to MBS. Loans receivable (Note 7) provides a detailed analysis of the $25.4 million decrease in gross loans. The ratio of total non-performing assets to total assets has increased from 0.24% at March 31, 2001 to 0.45% at September 30, 2001. Non-accrual loans have increased from $319,000 at March 31, 2001 to $1.3 million at September 30, 2001. Real estate owned has increased from $473,000 at March 31, 2001 to $707,000 at September 30, 2001. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $1.5 million or 79.3% to $3.5 million for the six months ended September 30, 2001, compared to $1.9 million for the same period in the prior year. Excluding the $863,000 pretax gain on sale of securities, non-interest income increased $973,000 or 60.2% for the six months ended September 30, 2001 compared to the same period in the prior year with the exclusion of the $309,000 gain on sale of fixed assets due to the sale of a branch site and land held for investment. The $973,000 increase in non-interest income was fueled by the increase in fees received from ATMs, service charges on deposit accounts, trust, brokered loan fees and gains on loan sales.

Non-interest expense increased $821,000, or 13.6%, to $6.9 for the six months ended September 30, 2001 from $6.0 million for the six months ended September 30, 2000. The $821,000 increase reflects the addition of 2 full-time equivalent employees, increased mortgage broker commissions, and increased occupancy expenses. Full time equivalent employees increased to 146 at September 30, 2001 compared to 144 at September 30, 2000. Salaries and employee benefits increased $437,000 to $3.7 million for the six months ended September 30, 2001 as compared to $3.3 million for the same period in fiscal year 2001.

Provision for federal income taxes for the six months ended September 30, 2001 was $1.1 million resulting in an effective tax rate of 30.4%, compared to $869,000 and 31.9% for the same period a year ago. The decrease in the effective tax rate for the six months ended September 30,

2001 is primarily attributable to the impact of the dividend received deduction.

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

       (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended September 30, 2001.
-------------
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.

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

                            RIVERVIEW BANCORP, INC.


DATE: November 1, 2001      BY:/S/ Patrick Sheaffer
                               --------------------
                               Patrick Sheaffer
                               President

DATE: November 1, 2001      BY:/S/ Ron Wysaske
                               ---------------
                               Ron Wysaske
                               Executive Vice President/Treasurer