Form 10-Q
period 2001-12-31
RIVERVIEW BANCORP INC
filed 2002-02-08
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

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
                     (Address of principal executive office)

Registrant's telephone number, including area code: (360)693-6650

Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -   -

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,474,683 shares as of January 31, 2002.

                                  Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                    INDEX

Part I.  Financial Information                                        Page
         ---------------------                                        ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of December 31, 2001 and March 31, 2001                       1

       Consolidated Statements of Income: Three and Nine
       Months Ended December 31, 2001 and 2000                          2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2001 and the
       Nine Months Ended December 31, 2001                              3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended December 31, 2001 and 2000                     4

       Notes to Consolidated Financial Statements                    5-12

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 12-22

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                             22


Part II. Other Information                                             23


SIGNATURES                                                             24

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
DECEMBER 31, 2001 and MARCH 31, 2001

                                                      DECEMBER 31,  MARCH 31,
(In thousands, except share data)(Unaudited)             2001         2001
------------------------------------------------------------------------------

ASSETS

Cash (including interest-earning accounts of $9,828
  and $26,460)                                       $  21,951    $  38,935
Loans held for sale                                      2,346          569
Investment securities held to maturity, at amortized
  cost (fair value of $849 and $867)                       839          861
Investment securities available for sale, at fair
  value (amortized cost of $18,926 and $26,060)         18,653       25,561
Mortgage-backed securities held to maturity, at
  amortized cost (fair value of $4,925 and $6,486)       4,831        6,405
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $47,997 and $43,224)         48,530       43,139
Loans receivable (net of allowance for loan losses
  of $2,223 and $1,916)                                277,524      296,292
Real estate owned                                        1,607          473
Prepaid expenses and other assets                          950        1,002
Accrued interest receivable                              1,765        2,394
Federal Home Loan Bank stock, at cost                    5,240        4,432
Premises and equipment, net                             10,576       10,055
Deferred income taxes, net                                 438          856
Core deposit intangible, net                               777        1,022
                                                     ---------    ---------

TOTAL ASSETS                                         $ 396,027    $ 431,996
                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposit accounts                                   $ 263,947    $ 295,523
  Accrued expenses and other liabilities                 3,783        4,034
  Advance payments by borrowers for taxes and insurance     87          218
  Federal Home Loan Bank advances                       74,500       79,500
                                                     ---------    ---------

Total liabilities                                      342,317      379,275

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
  Serial preferred stock, $.01 par value; 250,000
    shares authorized, issued and outstanding, none          -            -
  Common stock, $.01 par value; 50,000,000 shares
    authorized, December 31, 2001 -- 4,763,793 issued,
    4,487,183 outstanding; March 31, 2001 -- 4,981,421
    issued, 4,655,040 outstanding                           48           50
  Additional paid-in capital                            36,219       38,687
  Retained earnings                                     19,646       17,349
  Unearned shares issued to employee stock ownership
    trust                                               (2,062)      (2,217)
  Unearned shares held by the management recognition
    and development plan                                  (312)        (762)
  Accumulated other comprehensive income (loss)            171         (386)
                                                     ---------    ---------

    Total shareholders' equity                          53,710       52,721
                                                     ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 396,027    $ 431,996
                                                     =========    =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

                                      Three Months Ended    Nine Months Ended
(In thousands, except                     December 31,          December 31,
share data)(Unaudited)                 2001        2000     2001        2000
------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans
    receivable                       $ 6,019     $ 6,763   $ 19,118   $ 19,393
  Interest on investment securities       42         207        296        622
  Interest on mortgage-backed
    securities                           719         756      2,142      2,336
  Other interest and dividends           466         260      1,643        603
                                     -------     -------    -------    -------
       Total interest income           7,246       7,986     23,199     22,954
                                     -------     -------    -------    -------

INTEREST EXPENSE:
  Interest on deposits                 1,857       2,964      7,281      8,072
  Interest on borrowings               1,389       1,253      4,465      3,670
                                     -------     -------    -------    -------

       Total interest expense          3,246       4,217     11,746     11,742
                                     -------     -------    -------    -------
       Net interest income             4,000       3,769     11,453     11,212

  Less provision for loan losses         210         140        720        734
                                     -------     -------    -------    -------
       Net interest income after
        provision for loan losses      3,790       3,629     10,733     10,478
                                     -------     -------    -------    -------

NON-INTEREST INCOME:
  Fees and service charges             1,005         669      2,759      1,911
  Asset management services              176         133        564        373
  Gain on sale of loans held for sale    396          41        777         60
  Gain on sale of securities               -           -        863          -
  Gain on sale of other real estate
    owned                                 14          20         32         31
  Gain on sale of land and fixed
    assets                                 -           -          4        309
  Loan servicing income                   28          27         40         91
  Other                                   18          15         51         56
                                     -------     -------    -------    -------

       Total non-interest income       1,637         905      5,090      2,831
                                     -------     -------    -------    -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits       1,981       1,729      5,722      5,033
  Occupancy and depreciation             539         540      1,612      1,375
  Data processing                        176         241        571        667
  Amortization of core deposit
    intangible                            82          82        245        245
  Marketing expense                      101         115        464        510
  FDIC insurance premium                  13          12         39         35
  State and local taxes                  103          82        305        232
  Telecommunications                      65          65        181        185
  Professional fees                       81          73        244        166
  Other                                  328         292        956        832
                                     -------     -------    -------    -------
       Total non-interest expense      3,469       3,231     10,339      9,280
                                     -------     -------    -------    -------

INCOME BEFORE FEDERAL INCOME TAXES     1,958       1,303      5,484      4,029

PROVISION FOR FEDERAL INCOME TAXES       599         400      1,672      1,269
                                     -------     -------    -------    -------
NET INCOME                           $ 1,359     $   903    $ 3,812    $ 2,760
                                     =======     =======    =======    =======
Earnings per common share:
         Basic                       $  0.30     $  0.20    $  0.83    $  0.61
         Diluted                        0.30        0.19       0.82       0.60
Weighted average number of shares
outstanding:
         Basic                     4,523,853   4,600,472  4,604,082  4,561,780
         Diluted                   4,560,202   4,657,870  4,636,349  4,628,820

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2001
AND THE NINE MONTHS ENDED DECEMBER 31, 2001
(Unaudited)


                                                                 Unearned
                                                                 Shares
                                                                 Issued to               Accum-
                                                                 Employee                ulated
                                 Common      Addi-               Stock       Unearned    Other
                                 Stock       tional              Owner-      Shares      Compre-
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   hensive
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP       (Income)  Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 2000       4,521,209  $ 49  $ 38,457  $ 15,652  $ (2,422)  $ (1,178)  $(2,069) $ 48,489
Cash Dividends                      -     -         -    (1,860)        -          -         -    (1,860)
Exercise of stock options      78,918     1       221         -         -          -         -       222
Earned ESOP shares             24,633     -         9         -       205          -         -       214
Earned MRDP shares             30,280     -         -         -         -        416         -       416
                            ---------  ----  --------  --------  ---------  --------   -------   --------
                            4,655,040    50    38,687    13,792    (2,217)      (762)   (2,069)   47,481

Comprehensive income:
  Net income                        -     -         -     3,557          -         -         -     3,557

  Other comprehensive income:
   Unrealized holding gain on
   securities of $1,683 (net
   of $867 tax effect).             -     -         -         -          -         -     1,683      1,683
                                                                                                 --------

Total comprehensive income          -     -         -         -          -         -         -      5,240
                            ---------  ----  --------  --------  ---------  --------   -------   --------
Balance, March 31, 2001     4,655,040    50    38,687    17,349     (2,217)     (762)     (386)    52,721
  Cash dividends                    -     -         -    (1,515)         -         -         -     (1,515)
  Exercise of stock options     5,072     -        43         -          -         -         -         43
  Stock repurchased and
    retired                  (222,700)   (2)   (2,550)        -          -         -         -     (2,552)
  Earned ESOP shares           24,633     -        49         -        155         -         -        204
  Earned MRDP shares           25,138     -         -         -          -       440         -        440
  Shares forfeited and
    reawarded                       -     -       (10)        -          -        10         -          -
                            ---------  ----  --------  --------  ---------  --------   -------   --------
                            4,487,183    48    36,219    16,330     (2,062)     (312)     (386)    49,341

Comprehensive income:
Net income                          -     -         -     3,812          -         -         -      3,812
 Other comprehensive income:
   Unrealized holding gain on
   securities of $1,127
   (net of $580 tax
   effect) less reclas-
   sification adjustment
   of net gains included
   in net income of $ 570
   (net of $293 tax effect).        -     -         -        -           -         -       557        557
                                                                                                 --------

Total comprehensive income          -     -         -        -           -         -         -      4,369
                            ---------  ----  --------  --------  ---------  --------   -------   --------
Balance, December 31, 2001  4,487,183  $ 48  $ 36,219  $ 19,646  $  (2,062) $   (312)  $   171   $ 53,710
                            =========  ====  ========  ========  =========  ========   =======   ========


See notes to consolidated financial statements.



RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands)  (Unaudited)                                2001      2000
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   3,812     $   2,760
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                          1,225         1,068
  Provision for losses on loans                            720           734
  Disposition of allowance for loan losses                 (29)            -
  Provision (credit) for deferred income taxes             131          (216)
  Noncash expense related to ESOP benefit                  204           156
  Noncash expense related to MRDP benefit                  440           306
  Increase (decrease) in deferred loan origination
    fees, net of amortization                              (35)           71
  Federal Home Loan Bank stock dividend                   (265)         (193)
  Net gain on sale of real estate owned, mortgage-
    backed and investment securities and premises
    and equipment                                       (1,631)         (301)
  Changes in assets and liabilities:
    Increase in loans held for sale                     (1,777)         (310)
    Decrease in prepaid expenses and other assets        1,229            33
    Decrease (Increase)  in accrued interest receivable    576          (571)
    (Decrease) Increase in accrued expenses and other
      liabilities                                         (204)          462
                                                     ---------     ---------
         Net cash provided by operating activities       4,396         3,999
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                   (194,775)     (119,411)
  Principal repayments on loans                        146,825        76,432
  Loans sold                                            24,641         5,485
  Purchase of equity securities                              -        (5,000)
  Purchase of mortgage-backed securities
    available for sale                                  (4,967)            -
  Proceeds from call or maturity of investment
    securities available for sale                        2,500             -
  Proceeds from sale of mortgage-backed securities
    available for sale                                  25,944             -
  Principal repayments on mortgage-backed securities
    held to maturity                                     1,574         1,718
  Principal repayments on mortgage-backed securities
    available for sale                                  14,255         4,911
  Principal repayments on investment securities
    available for sale                                   4,641             -
  Principal repayments on investment securities held
    to maturity                                             22            21
  Purchase of premises, equipment and other             (1,651)       (2,404)
  Purchase of Federal Home Loan Bank stock                (543)       (1,095)
  Proceeds from sale of real estate                        885         1,392
                                                     ---------     ---------
         Net cash provided by (used) in investing
           activities                                   19,351       (37,951)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposit accounts          (31,576)       37,550
  Dividends paid                                        (1,515)       (1,390)
  Repurchase of common stock                            (2,552)            -
  Proceeds from Federal Home Loan Bank advances         20,000       154,686

  Repayment of Federal Home Loan Bank advances         (25,000)     (145,736)
  Net decrease in advance payments by borrowers           (131)          (54)
  Proceeds from exercise of stock options                   43           107
                                                     ---------     ---------
         Net cash (used) provided by financing
           activities                                  (40,731)       45,163
                                                     ---------     ---------

NET (DECREASE) INCREASE IN CASH                        (16,984)       11,211

CASH, BEGINNING OF PERIOD                               38,935        15,786
                                                     ---------     ---------
CASH, END OF PERIOD                                  $  21,951     $  26,997
                                                     =========     =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
    Interest                                         $  12,057     $  14,473
    Income taxes                                         1,525         1,722

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage loans securitized and classified as
    mortgage-backed securities available for sale    $  40,347     $       -
  Transfer of loans to real estate owned                 2,219         1,660
  Dividends declared and accrued in other liabilities      497           467
  Fair value adjustment to securities available
    for sale                                               844         1,607
  Income tax effect related to fair value adjustment      (287)         (546)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the three months and nine months ended December 31, 2001, the Company's total comprehensive income was $1.1 million and $4.4 million, respectively, compared to $1.9 million and $3.8 million for the three and nine months ended December 31, 2000, respectively.

Total comprehensive income for the three and nine months ended December 31, 2001 is comprised of net income of $1.4 million and $3.8 million and other comprehensive (loss)income of ($258,000) and $557,000, net of tax effect, respectively. Other comprehensive income for the three months and nine months ended December 31, 2001, consists of unrealized securities (losses) gains of ($258,000) and $1.1 million, net of tax effect, less gains on securities available for sale included in non-interest income of none and $570,000, net of tax effect, respectively.

Total comprehensive income for the three and nine months ended December 31, 2000 is comprised of net income of $903,000 and $2.8 million and other comprehensive income of $953,000 and $1.1 million, net of tax effect, respectively. Other comprehensive income for the three months and nine months ended December 31, 2000, consists of unrealized securities gains of $953,000 and $1.1 million, net of tax effect, respectively.

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


                                                Three Months Ended
                                                   December 31,
                                               ---------------------
                                               2001             2000
                                               ----             ----


Basic EPS computation:
  Numerator-Net Income                    $  1,359,000      $   903,000
  Denominator-Weighted average
    common shares outstanding                4,523,853        4,600,472

Basic EPS                                 $       0.30      $      0.20
                                          ============      ===========

Diluted EPS computation:
  Numerator-Net Income                    $  1,359,000      $   903,000
  Denominator-Weighted average
    common shares outstanding                4,523,853        4,600,472

  Effect of dilutive stock options              36,349           57,398
                                          ------------      -----------
  Weighted average common shares
    and common stock equivalents             4,560,202        4,657,870

Diluted EPS                               $       0.30      $      0.19
                                          ============      ===========

                                                Nine Months Ended
                                                  December 31,
                                              ---------------------
                                              2001             2000
                                              ----             ----
Basic EPS computation:
  Numerator-Net Income                    $  3,812,000      $ 2,760,000
  Denominator-Weighted average
    common shares outstanding                4,604,082        4,561,780

Basic EPS                                 $       0.83      $      0.61
                                          ============      ===========

Diluted EPS computation:
  Numerator-Net Income                    $  3,812,000      $ 2,760,000
  Denominator-Weighted average
    common shares outstanding                4,604,082        4,561,780

  Effect of dilutive stock options              32,267           67,040
                                          ------------      -----------

  Weighted average common shares
    and common stock equivalents             4,636,349        4,628,820

Diluted EPS                               $       0.82      $      0.60
                                          ============      ===========

(5)  Investment Securities
     ---------------------

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
December 31, 2001                 Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------

Municipal securities          $   839      $    10       $    -      $   849
                              =======      =======       ======      =======

March 31, 2001

Municipal securities          $   861      $     6       $    -      $   867
                              =======      =======       ======      =======

The contractual maturities of investment securities held to maturity are as follows (in thousands):

                                         Amortized           Estimated
December 31, 2001                             Cost          Fair Value
                                         ---------          ----------

Due after ten years                      $     839          $      849
                                         =========          ==========

There were no sales of investment securities classified as held to maturity during the periods ended December 31, 2001 and 2000.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
December 31, 2001                 Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------

Equity securities            $  16,356           8          (294)     16,070
School district bonds            2,570          19            (6)      2,583
                             ---------     -------       -------    --------
                             $  18,926     $    27       $  (300)   $ 18,653
                             =========     =======       =======    ========

March 31, 2001

Agency securities            $   7,132     $     4       $  (199)   $  6,937
Equity securities               16,356          21          (378)     15,999
School district bonds            2,572          53            -        2,625
                             ---------     -------       -------    --------
                             $  26,060     $    78       $  (577)   $ 25,561
                             =========     =======       =======    ========

The contractual maturities of securities available for sale are as follows (in thousands):

                                         Amortized           Estimated
December 31, 2001                             Cost          Fair Value
                                         ---------          ----------
Due after one year through five years    $     340          $      346
Due after five years through ten years       1,613               1,626
Due after ten years                         16,973              16,681
                                         ---------          ----------
                                         $  18,926          $   18,653
                                         =========          ==========

(6)   Mortgage-backed Securities
      --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
December 31, 2001                 Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------

REMICs                       $   1,804     $    12      $    -       $  1,816
FHLMC mortgage-backed
 securities                      1,122          19           -          1,141
FNMA mortgage-backed
 securities                      1,905          63           -          1,968
                             ---------     -------      ------       --------
                             $   4,831     $    94      $    -       $  4,925
                             =========     =======      ======       ========

March 31, 2001

REMICs                       $   1,805     $    15      $    -       $  1,820
FHLMC mortgage-backed
 securities                      1,680          13          (1)         1,692
FNMA mortgage-backed
 securities                      2,920          54           -          2,974
                             ---------     -------      ------       --------
                             $   6,405     $    82      $   (1)      $  6,486
                             =========     =======      ======       ========

Mortgage-backed securities held to maturity with an amortized cost of $3.1 million and $3.9 million and a fair value of $3.1 million and $3.9 million at December 31, 2001 and March 31, 2001, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                         Amortized           Estimated
December 31, 2001                             Cost          Fair Value
                                         ---------          ----------

Due in one year or less                   $     1            $      1
Due after one year through five years       1,800               1,844
Due after five years through ten years          2                   2
Due after ten years                         3,028               3,078
                                          -------            --------
                                          $ 4,831            $  4,925
                                          =======            ========

There were no sales of mortgage-backed securities held to maturity during the periods ended December 31, 2001 and 2000.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
December 31, 2001                 Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------

REMICs                       $  34,177     $     141    $   (169)   $  34,149
FHLMC mortgage-backed
 securities                     12,723           533          -        13,256
FNMA mortgage-backed
 securities                     1,097            28           -         1,125
                            ---------      --------     --------    ---------
                            $  47,997      $    702     $   (169)   $  48,530
                            =========      ========     ========    =========

March 31, 2001

REMICs                      $  41,067      $    144     $   (268)   $  40,943
FHLMC mortgage-backed
 securities                       441            10           -           451
FNMA mortgage-backed
 securities                     1,716            29           -         1,745
                            ---------      --------     --------    ---------
                            $  43,224      $    183     $   (268)   $  43,139
                            =========      ========     ========    =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                         Amortized           Estimated
December 31, 2001                             Cost          Fair Value
                                         ---------          ----------

Due after one year through five years    $   6,454          $    6,695
Due after five years through ten years       8,698               9,042
Due after ten years                         32,845              32,793
                                         ---------          ----------
                                         $  47,997          $   48,530
                                         =========          ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $11.8 million and $16.2 million and a fair value of $11.8 million and $16.0 million at December 31, 2001 and March 31, 2001, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $4.9 million and $5.1 million and a fair value of $4.8 million and $5.1 million at December 31, 2001 and March 31, 2001, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7) Loans Receivable
    ----------------

Loans receivable consisted of the following (in thousands):

                                            December 31,        March 31,
                                               2001               2001
                                           ------------       ----------
Residential:
 One- to- four family                      $    79,695        $  116,583
 Multi-family                                   10,051            11,073
Construction:
 One- to- four family                           60,963            60,041
 Multi-family                                    4,000             4,514
 Commercial real estate                          8,066             6,806
 Commercial                                     23,409            23,099
Consumer:
 Secured                                        20,897            23,148
 Unsecured                                       2,263             1,872
 Land                                           24,450            24,230
 Commercial real estate                         73,666            56,540
                                           -----------        ----------
                                               307,460           327,906
Less:
 Undisbursed portion of loans                   24,819            26,223
 Deferred loan fees                              2,894             3,475
 Allowance for loan losses                       2,223             1,916
                                           -----------         ---------
     Loans receivable, net                 $   277,524         $ 296,292
                                           ===========         =========

(8) Allowance for Loan Losses
    -------------------------

A reconciliation of the allowances for loan losses is as follows (in thousands):

                                   Nine Months Ended         Year Ended
                                   December 31, 2001        March 31, 2001
                                   -----------------        --------------

Beginning balance                    $      1,916             $    1,362
Provision for losses                          720                    949
Charge-offs                                  (340)                  (413)
Recoveries                                      8                     18
Dispositions                                  (81)                     -
                                     ------------             ----------
Ending balance                       $      2,223             $    1,916
                                     ============             ==========

At December 31, 2001 and March 31, 2001, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $1.3 million and $319,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $937,000 and $836,000 during the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

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

(10)  Mortgage Loan Securitization
      ----------------------------

During the second quarter ended September 30, 2001, the Company sold $40.3 million in seasoned fixed rate single family residential mortgage loans to FHLMC. The mortgages were aggregated into 15 pools and securitized with the resulting mortgage-backed securities ("MBS") being retained by the Company and classified as available for sale. Securitization of the loans provided more liquid instruments that could be sold when the market conditions are considered favorable. Sale of the MBS will reduce the long-term fixed rate assets in the Company's portfolio, which will allow the Company to reduce its interest sensitivity in the future.

Because the Company retained an interest in the loans by receiving the MBS, various items associated with the loans were combined with the principal balance of the loans to arrive at the Company's basis in the MBS. These items include deferred origination fees, mortgage servicing rights and allowance for loan losses. Deferred loan origination fees associated with the sold loans totaled $641,000. The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees to be received and other factors. Mortgage servicing rights were valued at $255,000. The general valuation allowance associated with these loans was $81,000. The Company pays a guarantee fee to FHLMC as part of the securitization and servicing of the loans, thus transferring all credit risk to FHLMC. The final resulting basis in the MBS was $39.2 million. As of December 31, 2001, $25.1 million in MBS have been sold at gain of $863,000.

(11) Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                            December 31,       March 31,
                                                2001             2001
                                            ------------       ---------

Federal Home Loan Bank Advances               $74,500           $79,500
                                              =======           =======

Weighted average interest rate:                 6.10%             6.62%
                                                ====              ====

Borrowings have the following maturities at December 31, 2001 (in thousands):

      Fiscal Year
      -----------
         2002        $ 39,500
         2003            -
         2004            -
         2006          15,000
         2007          20,000
                     --------
                     $ 74,500
                     ========


(12)  Shareholders' Equity
      --------------------

Repurchase of Common stock

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At December 31, 2001, 222,700 shares had been repurchased at an average cost of $11.46 per share. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations. The Statement discontinues the use of the pooling of interest method of accounting for business combinations. The Statement is effective for all business combinations initiated after June 30, 2001. The Company has not consummated any acquisitions since this statement has been issued.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No.30 for the disposal of a segment of a business. The Company does not believe that the adoption of SFAS No. 144 on April 1, 2002, will have a material impact on the Company's consolidated financial statements.

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

At December 31, 2001, the Company had commitments to originate fixed rate mortgages of $3.6 million at interest rates ranging from 5.375% to 8.5%. At December 31, 2001 adjustable rate mortgage loan commitments were $6.3 million at an average interest rate of 6.00%. Undisbursed balance of mortgage loans closed was $24.8 million at December 31, 2001. Consumer loan commitments totaled $1.0 million and unused lines of consumer credit totaled $14.8 million at December 31, 2001. Commercial loan commitments totaled $894,000 and unused lines of commercial credit totaled $22.3 million at December 31, 2001.

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

General

The Community Bank is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Community Bank considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area.

The primary business of the Community Bank is attracting deposits from the general public and using such funds to originate fixed-rate mortgage loans and adjustable rate mortgage loans secured by one- to- four family residential real estate located in its primary market area. The Community Bank continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking. The consolidation among financial institutions in the Community Bank's primary market area has created a significant gap in the ability of the consolidated financial institutions to serve customers. The Community Bank's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Community Bank will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Community Bank serves. The Community Bank is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

In order to support its strategy of growth, without compromising its local, personal service to its customers and a commitment to asset quality, the Community Bank has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority.

The Community Bank continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The Community Bank continues to experience growth in the customer usage of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

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

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washoughal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. Riverview Mortgage, a mortgage broker division of the Community Bank, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland/Vancouver metropolitan areas, as well as for the Community Bank. The Business and

Professional Banking Division located at the downtown Vancouver Main branch offers commercial lending and business banking services. RAMCORP., a subsidiary of the Community Bank, offers asset management (trust and investment) services to its customers and is located in the Community Bank's Vancouver Main branch. Assets totaling approximately $108.0 million at December 31, 2001 were managed by RAMCORP. in fiduciary or agency capacity. Total managed assets of $108.0 million reflects the increase in market value experienced in the securities markets when compared to the total managed assets of $91.9 million at September 30, 2001. The Company's main office for administration was relocated from Camas to the Vancouver address of 900 Washington, a 16,000 square foot leased facility, in the second quarter of fiscal year 2001.

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

Financial Condition

At December 31, 2001, the Company had total assets of $396.0 million compared with $432.0 million at March 31, 2001. The decrease in total assets reflects the conversion of $40.3 million of fixed interest rate residential family mortgages to MBS through securitization and sale of $25.1 million of MBS during the quarter ending September 30, 2001. Cash, including interest-earning accounts, totaled $22.0 million at December 31, 2001, compared to $38.9 million at March 31, 2001. The $1.8 million increase in loans held for sale to $2.3 million at December 31, 2001 compared to $569,000 at March 31, 2001, reflects the lower mortgage interest rate environment. As interest rates fall loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment loan volume will shift to adjustable rate production. Selling our fixed interest rate mortgage loans allows us to reduce the interest rate risk associated with long term fixed interest rate products. It also frees up funds to make new loans and diversify our loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

At December 31, 2001, the Company had $307.5 million in gross loans, a decrease of $20.4 million compared to $327.9 million at March 31, 2001. One-to- four family residential mortgage loans decreased $36.9 million reflecting the securitization of $40.3 one- to- four family residential mortgage loans through FHMLC. Commercial loans increased $310,000 to $23.4 million at December 31, 2001 from $23.1 million at March 31, 2001. Commercial real estate loans increased $17.2 million to $73.7 million at December 31, 2001 from $56.5 million at March 31, 2001. Loans receivable (Note 7) provides a detailed analysis of the $307.5 million gross loan portfolio at December 31, 2001 as compared to the $327.9 million gross loan portfolio at March 31, 2001. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family residential mortgage loans.

Deposits totaled $263.9 million at December 31, 2001 compared to $295.5 million at March 31, 2001. The deposit decrease is due to an outflow of governmental deposits as the Community Bank paid lower interest rates. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 28.3% to $123.8 million at December 31, 2001, compared to $96.6 million at March 31, 2001. Transaction accounts represented 46.1% and 34.2% of average total outstanding balance of deposits at December 31, 2001 and March 31, 2001, respectively.

FHLB advances totaled $74.5 million at December 31, 2001 and $79.5 million at March 31, 2001. During the third quarter of fiscal year 2002, an advance from FHLB Seattle for $25.0 million with a fixed interest rate of 6.58% was paid off.


Capital Resources

Total shareholders' equity increased $1.0 million to $53.7 million at December 31, 2001 compared to $52.7 million at March 31, 2001. The activity in shareholders' equity for the first nine months of fiscal year 2002 was $3.8 million in earnings, dividends of $1.5 million, exercise of stock options of $43,000, stock repurchased $2.6 million, earned ESOP shares $204,000, earned MRDP shares of $440,000 and $557,000 change in net unrealized gain on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 2001, the Community Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2001, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2001, the Community Bank's tangible, core and risk-based total capital ratios amounted to 12.06%, 12.06%, and 16.77%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                         For Capital        Prompt Corrective
                         Actual        Adequacy Purpose     Action Provision
                      --------------------------------------------------------

                      Amount   Ratio     Amount   Ratio      Amount   Ratio
                      ------   -----     ------   -----      ------   -----
As of December 31,
 2001
Total Capital:
(To Risk Weighted
 Assets)             $49,422   16.77%    $23,582   8.0%     $29,477   10.0%
Tier I Capital:
(To Risk Weighted
 Assets)              47,385   16.08       N/A     N/A       17,686    6.0
Core Capital:
(To Total Assets)     47,385   12.06      11,786   3.0       19,643    5.0
Tangible Capital:
(To Tangible Assets)  47,385   12.06       5,893   1.5         N/A     N/A

As of March 31, 2001
Total Capital:
(To Risk Weighted
 Assets)             $48,407   17.13%    $22,613   8.0%     $28,266   10.0%
Tier I Capital:
(To Risk Weighted
 Assets)              46,491   16.45       N/A     N/A       16,960    6.0
Core Capital:
(To Total Assets)     46,491   10.88      12,820   3.0       21,366    5.0
Tangible Capital:
(To Tangible Assets)  46,491   10.88       6,410   1.5         N/A     N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to accounting principles generally accepted in the United States of America, to regulatory tangible and risk-based capital at December 31, 2001 (in thousands):

Equity                                        $48,523
Net unrealized gain on securities
  available for sale                             (277)
Core deposit intangible asset                    (777)
Deferred tax and servicing asset                  (84)
                                              -------
     Tangible capital                          47,385
General valuation allowance                     2,222
Other                                            (185)
                                              -------
     Total capital                            $49,422
                                              =======

Bank Liquidity

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations, with the following exceptions. Savings associations must continue to maintain sufficient liquidity to ensure safe and sound operation; the appropriate level of liquidity will vary depending on the activities in which the savings association engages.

The repeal of the OTS' liquidity regulations was effected as an interim rule with request for comments. The comment period expired May 14, 2001 and the OTS adopted the interim rule as a final rule on July 18, 2001. Management does not believe this rule change will have any adverse impact on the Bank's operations.

Sources of capital and liquidity for the Company on a stand alone basis include distributions from the Bank. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Cash, including interest-earning overnight investments, was $22.0 million at December 31, 2001 compared to $38.9 million at March 31, 2001. Investment securities and mortgage-backed securities available for sale at December 31, 2001 were $18.7 million and $48.5 million, respectively, compared to $25.6 million and $43.1 million, respectively, at March 31, 2001. See "Financial Condition."

Asset Quality

Allowance for loan losses was $2.2 million at December 31, 2001, compared to $1.9 million at March 31, 2001. Management believes the allowance for loan losses at December 31, 2001 is adequate to cover potential credit losses at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current and anticipated economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one- to-four family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $2.9 million, or 0.73% of total assets at December 31, 2001 compared with $1.0 million, or 0.24% of total assets at March 31, 2001. The $1.3 million balance of non-accrual loans is made up of five residential properties totaling $883,000, one land loan totaling $66,000, three commercial real estate loan totaling $299,000 and four consumer loans totaling $10,000. The $1.6 million balance of real estate owned consists of five residential properties of which three are to the same borrower and four land and lot loans. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                    December 31, 2001      March 31, 2001
                                    -------------------------------------
                                             (Dollars in thousands)
Loans accounted for on
a non-accrual basis:

Real Estate
 Residential                             $   883               $   153
 Commercial                                  299                     -
Land                                          66                     -
Commercial                                     -                    50
Consumer                                      10                   116
                                         -------               -------
     Total                                 1,258                   319
                                         -------               -------
Accruing loans which are
contractually past due 90
days or more                                  10                   226
                                         -------               -------

Total of non-accrual and
90 days past due loans                     1,268                   545
                                         -------               -------

Real estate owned (net)                    1,607                   473
                                         -------               -------
  Total non-performing assets            $ 2,875               $ 1,018
                                         =======               =======
Total loans delinquent 90
days or more to net loans                   0.45%                 0.18%

Total loans delinquent 90
days or more to total assets                0.32                  0.13

Total non-performing assets
to total assets                             0.73                  0.24



       Comparison of Operating Results for the Three Months Ended
                       December 31, 2001 and 2000

The Company's net income depends primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, asset management fees, loan servicing income, gains and losses on sales of securities, gains and losses from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended December 31, 2001 was $1.4 million, or $0.30 per basic share ($0.30 per diluted share). This compares to net income of $903,000, or $0.20 per basic share ($0.19 per diluted share) for the same period in fiscal 2001.

Net interest income increased $231,000 to $4.0 million for the three months ended December 31, 2001 compared to the same period in the prior year. The increase in net interest income was due to the 8.7% increase in average interest-earning assets during the third quarter of fiscal year 2002 compared to net interest income of $3.8 million for the same period in the prior year. This increase in average interest-earning assets and the impact of the decrease in interest rates was partially offset by the combination of the increase in the average interest-earning liabilities and the decrease in the combined rate volume variance.

Interest income for the three months ended December 31, 2001 was $7.2 million, a decrease of $740,000, or 10.0% compared to the $8.0 million interest income for the same period in fiscal year 2001. Yield on interest-earning assets for the third quarter of fiscal year 2002 was 7.49% compared to 8.90% for the same three month period in fiscal year 2001. The lower third quarter fiscal 2002 yield and interest income reflects the lower interest rate environment as compared to the same period for the prior year.

Average interest-earning assets increased to $388.9 million for the three months ended December 31, 2001 from $357.8 million for the three months ended December 31, 2000. The average interest-earning assets increase was made up of increases in non-mortgage loans, mortgage-backed securities and daily interest bearing investments partially offset by a decrease in mortgage loans. The change in the mix of average interest-earning assets reflects the securitization of $40.3 million of fixed rate mortgage loans in the quarter ended September 30, 2001. Net interest income increased $274,000 due to the increase in volume of average interest-earning assets as compared to the increase in average volume interest-earning liabilities for the three months in fiscal 2002 compared to the same fiscal 2001 period.

Interest expense was $3.2 million for the quarter ended December 31, 2001, a decrease of $1.0 million, or 23.8% compared to the $4.2 million interest expense for the same period in fiscal year 2001. The cost of average interest-bearing liabilities for the third quarter of year 2002 was 4.00% compared to 5.60% for the same three-month period in fiscal year 2001. The lower interest expense for the three-month period ended December 31, 2001 is the result of the lower interest rates in the third quarter of fiscal year 2002 compared to the same period in the prior year. Average interest-bearing liabilities increased to $322.3 million during the quarter ended December 31, 2001 from $298.6 million for the quarter ended December 31, 2000. The $31.1 million increase in average interest-earning assets was partially offset by the $23.7 million increase in average interest-bearing liabilities. The liability increase was primarily the result of growth in transaction accounts partially offset by a decrease in certificates of deposit. The proceeds from the September 30, 2001 sale of $25.1 million of available for sale mortgage-backed securities was used to pay down borrowings from FHLB Seattle in the third quarter of fiscal year 2002.

The change in interest rates for this same period of comparison increased net interest income $194,000. This quarterly comparison of the impact of the changes in interest rates illustrates the liability sensitivity of the balance sheet. The decrease in interest rates benefited net interest income due to the fact that repricing opportunities in the liabilities, especially in money market accounts and certificates of deposit outpaced the repricing that was experienced in loans and securities. Floors and fixed rates in the loans and securities enhanced the benefits that resulted from the repricing of liabilities. The change in the interest rate average volume mix of assets and liabilities for the same three month periods reduced net interest income $237,000.

The interest rate spread increased from 3.30% for the three month 2001 period to 3.49% for the three month 2002 period. Net interest income as a percentage of average earning assets (net interest margin), decreased to 4.17% during the third quarter ended December 31, 2001 from 4.23% for the third quarter ended December 31, 2000. The decreased fiscal year 2002 net interest margin reflects the decrease in the interest rates and the change in the composition of the balance sheet.

The provision for loan losses for the three month period ended December 31, 2001 was $210,000 compared to $140,000 for the same period in the prior year. There was $221,000 in net charge-offs during the three months ended December 31, 2001, and $80,000 in net charge-offs for the three months ended December 31, 2000. Loans receivable (Note 7) provides a detailed analysis of the $20.4 million decrease in gross loans as compared to the March 31, 2001 gross loan balance of $327.9 million. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors, management believes the allowance for loan losses at December 31, 2001 is adequate for the losses inherent in the loan portfolio.

Non-interest income increased $732,000 to $1.6 million, or 80.9% as compared to the $905,000 non-interest income for the three months ended December 31, 2000. The 80.9% increase in non-interest income reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees and gains on sale of loans held for sale.

Non-interest expense increased $238,000, to $3.5 million or 7.4% as compared to $ 3.2 million for the same period for the prior year. Salaries and employee benefits increased $252,000 to $2.0 million for the quarter ended December 31, 2001 as compared to $1.7 million for the same quarter in the prior year. The fiscal year 2002, third quarter's salaries and employee benefits reflect the growth in mortgage broker commissions when compared to the same period in the prior year. There were three additional full-time equivalent employees during the fiscal year 2002 quarter than during the comparable fiscal year 2001 quarter.

Provision for federal income taxes for the third quarter of fiscal year 2002 was $599,000, resulting in an effective tax rate of 30.6%, compared to $400,000 and 30.7% for the same quarter of fiscal year 2001.


          Comparison of Operating Results for the Nine Months Ended
                        December 31, 2001 and 2000

Net income for the nine months ended December 31, 2001 was $3.8 million, $0.83 per basic share ($0.82 per diluted share) compared to net income of $2.8 million, $0.61 per basic share ($0.60 per diluted share) for the same period in fiscal year 2001. Non-interest income for the second quarter of fiscal year 2002 includes $863,000 pretax gain on sale of MBS.

Net interest income increased $241,000 to $11.5 million for the nine months ended December 31, 2001, compared to $11.2 million for the nine months ended December 31, 2000. The increase in net interest income was due to the 16.8% increase in average interest-earning assets during the nine months ended December 31, 2001 compared to the same period in the prior year. This increase in average interest-earning assets was partially offset by the combination of the increase in interest-bearing liabilities, the decrease in interest rates and the change in the rate volume mix variance.

Interest income for the nine months ended December 31, 2001 was $23.2 million, an increase of $245,000 or 1.1% over $23.0 million for the same period in year 2001. Yield on interest-earning assets for the first nine months of the fiscal year 2002 was 7.73% compared to 8.87% for the first nine months of fiscal year 2001. The lower fiscal year 2002 yield on interest-earning assets reflects the lower interest yield on the majority of the interest-earning assets as compared to the same period in the prior year. The higher interest income for the nine month period ended

December 31, 2001 as compared to the same period in the prior year resulted from growth in interest-earning assets.

Average interest-earning assets increased to $402.8 million for the nine months ending December 31, 2001 from $344.9 million for the nine months ending December 31, 2000. The average interest-earning assets increase was made up of increases in non-mortgage loans, mortgage-backed securities, investment securities, and daily interest bearing investments partially offset by a decrease in mortgage loans. The change in the mix of interest-earning assets reflects the September 30, 2001, securitization of $40.1 million of fixed rate mortgage loans. Net interest income increased $1.3 million as a result of the change in volume of year to date average interest-earning assets and liabilities as compared at December 31, 2001 and 2000, respectively. Interest expense was stable at $11.7 million for the nine month periods ended December 31, 2001 and 2000, respectively. The impact of the decrease in interest rates on interest-bearing liabilities kept pace with the impact of the increase in volume of the average interest-bearing liabilities for the nine month periods ended December 31, 2001 and 2000, respectively. The cost of interest-bearing liabilities for the fiscal year 2002 first nine months was 4.64% compared to 5.44% for the fiscal year 2001 first nine months. The stable interest expense is due to a 17.09% growth in average interest-bearing liabilities from $286.7 million at December 31, 2000 to $335.7 million at December 31, 2001 that was offset by the lower interest rates paid on the interest-bearing liabilities. Growth in the average balance of lower interest cost money market accounts and non-interest bearing deposits from $44.8 million and $26.1 million to $53.3 million and $32.4 million, for the nine month periods ended December 31, 2000 and 2001, respectively, contributed to reducing the cost of interest-bearing liabilities for the 2002 fiscal period.

The change in interest rates decreased net interest income $481,000 and the rate volume mix decreased net interest income $563,000 for the nine month period ended December 31, 2001 compared to the nine month period ended December 31, 2000. The interest rate spread decreased from 3.43% for the nine month period in fiscal year 2001 compared to 3.09% for the nine month period in fiscal year 2002. The net interest margin decreased to 3.86% during the nine month period ended December 31, 2001 from 4.35% for the nine month period ended December 31, 2000. The decreased margin reflects the lagging of deposit repricing relative to the more rapid repricing in total interest earning assets and the change in the mix of the balance sheet.

The provision for loan losses was $720,000 and net charge-offs was $332,000 during the nine months ended December 31, 2001 compared to a $734,000 provision and $150,000 in net charge-offs during the nine months ended December 31, 2000. Loans receivable (Note 7) provides a detailed analysis of the $20.4 million decrease in gross loans. The ratio of total non-performing assets to total assets has increased from 0.24% at March 31, 2001 to 0.73% at December 31, 2001. Non-accrual loans have increased from $319,000 at March 31, 2001 to $1.3 million at December 31, 2001. Real estate owned has increased from $473,000 at March 31, 2001 to $1.6 million at December 31, 2001. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income increased $2.3 million or 82.1% to $5.1 million for the nine months ended December 31, 2001, compared to $2.8 million for the same period in the prior year. Non-interest income increased $1.7 million or 67.6% for the nine months ended December 31, 2001 compared to the same period in the prior year, excluding the $863,000 pretax gain on sale of securities in the current year and the prior year $309,000 gain on sale of fixed assets due to the sale of a branch site and land held for investment. The $1.7 million increase in non-interest income resulted from the increase in fees received from ATMs, service charges on deposit accounts, asset management fees, brokered loan fees and gains on loans held for sale.

Non-interest expense increased $1.0 million, or 10.8%, to $10.3 for the nine months ended December 31, 2001 from $9.3 million for the nine months ended December 31, 2000. The $1.0 million increase reflects the addition of three full-time equivalent employees, increased mortgage broker commissions, and increased occupancy expenses. Full time equivalent employees increased to 147 at December 31, 2001 compared to 144 at December 31, 2000. Salaries and employee benefits, which includes mortgage broker commissions, increased $689,000 to $5.7 million for the nine months ended December 31, 2001 as compared to $5.0 million for the same period in fiscal year 2001.

Provision for federal income taxes for the nine months ended December 31, 2001 was $1.7 million resulting in an effective tax rate of 30.5%, compared to $1.3 million and 31.5% for the same period a year ago. The decrease in the effective tax rate for the nine months ended December 31, 2001 is primarily attributable to the impact of the dividend received deduction.


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

           Not applicable

Item 5. Other Information
        -----------------

           Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

           (a)     Exhibits:

               3.1       Articles of Incorporation of the Registrant*
               3.2       Bylaws of Registrant*
               10.1      Employment Agreement with Patrick Sheaffer**
               10.2      Employment Agreement with Ron Wysaske**
               10.3      Employment Agreement with Michael C. Yount**
                9.4      Employment Agreement with Karen Nelson**
                9.5      Severance Compensation Agreement**
                9.6      Employee Stock Ownership Plan***
                9.7      1998 Stock Option Plan****
                9.8      The Riverview Bancorp, Inc. Management Recognition
                         and Development Plan****
               21        Subsidiaries of Registrant***

           (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended December 31, 2001.

_____________
* Filed as an exhibit to the registrant's Registration Statement on Form S-1, as amended (333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed as an exhibit to the Registrant's definitive proxy statement dated June 5, 1998, and incorporated herein by reference.

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     RIVERVIEW BANCORP, INC.


DATE:  February 6, 2002     BY:  /S/ Patrick Sheaffer
                                 ----------------------------------
                                 Patrick Sheaffer
                                 President

DATE:  February 6, 2002     BY:  /S/ Ron Wysaske
                                 ----------------------------------
                                 Ron Wysaske
                                 Executive Vice President/Treasurer