Form 10-K
period 2002-03-31
RIVERVIEW BANCORP INC
filed 2002-06-05
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22957

RIVERVIEW BANCORP, INC.

(Exact name of small business registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1838969 (I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington (Address of principal executive offices)	98660 (Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share (Title of Class)

       Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X       NO

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     X

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on May 17, 2002, was approximately $62,908,814 (4,458,456 shares at $14.11 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Bancorp Employee Stock Ownership Plan) are affiliates. As of May 17, 2002, there were issued and outstanding 4,458,456 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders
     (Part III).


Part I

Item 1. Business

General

Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (the "Bank"), upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington , from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank effective June 29, 1998. At March 31, 2002, the Company had total assets of $392.1 million, total deposits of $259.7 million and shareholders' equity of $53.7 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to four- family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, in fiscal year 1998 to 27.48% and 7.17% respectively, in fiscal 2002. The Company continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the consolidated financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

In order to support its strategy of growth, without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the management of the Company.

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are


reviewed for business development and cost saving purposes. The Company continues to experience growth in the customer usage of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

Market Area

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corporation, located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

Several businesses are located in the Vancouver area because of the favorable tax structure and relatively lower energy costs in Washington as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility that provides relatively lower cost electricity. Located in the Vancouver area are Sharp Electronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism, which has transformed the area from its past dependence on the timber industry.

The Company faces strong competition from many financial institutions for deposits and loan originations.

Lending Activities

General.   At March 31, 2002, the Company's total net loans receivable, including loans held for sale, amounted to $288.5 million, or 73.6% of total assets at that date. The principal lending activity of the Company is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans and loans collateralized by commercial properties. While the Company has historically emphasized real estate mortgage loans secured by one- to- four residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial, commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis.   The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


	At March 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to- four family(1)	$ 73,536	22.62%	$117,152	35.67%	$102,542	37.61%	$ 83,275	39.03%	$ 96,225	51.93%
Multi-family	9,895	3.04	11,073	3.37	10,921	4.01	7,558	3.54	4,790	2.58
Construction one-to-four family	71,148	21.89	60,041	18.28	49,338	18.10	45,524	21.34	35,003	18.89
Construction multi-family	4,000	1.23	4,514	1.37	4,669	1.71	4,209	1.97	5,352	2.89
Construction commercial	5,230	1.61	6,806	2.07	3,597	1.32	6,184	2.90	--	--
Land	27,406	8.43	24,230	7.38	25,475	9.34	24,932	11.68	16,431	8.87
Commercial real estate	84,094	25.87	56,540	17.21	42,871	15.72	22,181	10.40	9,667	5.22
Total real estate loans	275,309	84.69	280,356	85.35	239,413	87.81	193,863	90.86	167,468	90.38

Commercial	23,319	7.17	23,099	7.03	15,976	5.87	4,049	1.90	1,732	0.93

Consumer loans:
Automobile loans	2,132	0.66	3,223	0.98	2,875	1.05	3,146	1.47	2,829	1.53
Savings account loans	515	0.16	440	0.13	356	0.13	490	0.23	653	0.35
Home equity loans	21,598	6.65	18,761	5.71	11,148	4.09	9,096	4.26	9,885	5.33
Other consumer loans	2,134	0.67	2,596	0.80	2,864	1.05	2,728	1.28	2,741	1.48
Total consumer loans	26,379	8.14	25,020	7.62	17,243	6.32	15,460	7.24	16,108	8.69

Total loans and loans held for sale	325,007	100.00%	328,475	100.00%	272,632	100.00%	213,372	100.00%	185,308	100.00%

Less:
Undisbursed loans in process	30,970		26,223		18,880		22,278		19,354
Unamortized loan origination fees, net of direct costs	2,970		3,475		3,355		2,770		2,340
Unearned discounts	--		--		1		1		2
Allowance for loan losses	2,537		1,916		1,362		1,146		984
Total loans receivable, net(1)	$288,530		$296,861		$249,034		$187,177		$162,628

(1)   Includes loans held for sale of $1.8 million, $569,000, zero, $341,000 and $1.4 million at March 31, 2002, 2001, 2000,
        1999 and 1998, respectively.

One- to- Four Family Real Estate Lending. The majority of the residential loans are secured by one- to four- family residences located in the Company's primary market area. Underwriting standards require that one- to four- family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on Treasury Bill or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment.

In addition to originating one- to- four family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, such mortgage brokerage activities have reduced the volume of fixed rate one- to- four family loans that are originated and sold by the Company. See "-- Loan Originations, Sales and Purchases" and "-- Mortgage Brokerage."


The Company generally sells fixed-rate mortgage loans with maturities of 15 years or more and balloon mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-- Loan Originations, Sales and Purchases" and " -- Mortgage Loan Servicing."

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

Construction Lending. The Company actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) construction/permanent loans. Subject to market conditions, the Company intends to increase its residential construction lending activities. To a lesser extent, the Company also originates construction loans for the development of multi-family and commercial properties.


The composition of the Company's construction loan portfolio was as follows:

	At March 31,
	2002		2001
	Amount(1)	Percent	Amount(1)	Percent
	(Dollars in thousands)
Speculative construction	$ 26,791	28.43%	$ 27,925	33.26%
Commercial/multi-family construction	13,605	14.44	9,131	10.88
Custom/presold construction	13,094	13.89	10,064	11.99
Construction/permanent	26,078	27.67	22,754	27.11
Construction/land	14,673	15.57	14,068	16.76
Total	$ 94,241	100.00%	$ 83,942	100.00%

(1)     Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2002, the Company had one borrower with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $1.7 million and was performing according to original terms.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2002, the largest short-term custom construction loan and presold construction loan had outstanding balances of $439,000 and $229,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction the Company originated permanent loan's interest rate is set at a market rate. See "-- Mortgage Brokerage." See "-- Loan Originations, Sales and Purchases" and "-- Mortgage Loan Servicing." At March 31, 2002, the largest outstanding construction/permanent loan had an outstanding balance of $543,000 and was performing according to its original terms.

The Company also provides construction financing for non-residential properties (i.e., construction multi-family and construction commercial properties). The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the


Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio. Of the $13.6 million commercial construction loans outstanding at March 31, 2002, the loan commitment amount ranges between $499,000 and $4.5 million. At March 31, 2002, the largest outstanding construction commercial loan had an outstanding balance of $3.7 million and was performing according to its original terms.

Multi-Family Lending. Multi-family mortgage loans generally have terms, which range up to 25 years with maximum loan-to-value ratio up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2002, the largest multi-family mortgage had an outstanding loan balance of $1.2 million and was performing according to original terms.

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

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. At March 31, 2002, the largest outstanding land loan was $1.7 million and was performing according to original terms.

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

Commercial Real Estate Lending. The Company originates commercial real estate loans at both variable and fixed interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $40,000 and $500,000. At March 31, 2002, the largest commercial real estate loan had an outstanding balance of $5.3 million and is secured by an office building located in the Company's primary market area. At March 31, 2002, the loan was performing according to its original terms.

Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to-


four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. At March 31, 2002, the Company had three commercial real estate loans accounted for on a nonaccrual basis in the amount of $297,000.

Commercial Lending. The Company's commercial loan portfolio has increased to 7.17% of the total loan portfolio at March 31, 2002 from 0.93% at March 31, 1998. The Company was able to increase the balance of outstanding commercial loans and commitments due to the strong local economy, and the consolidation of some local competitors offering commercial loans. The Company also hired several experienced commercial bankers from competitors in the local market. The growth in the commercial loan portfolio from 7.03% at March 31, 2001 to 7.17% at March 31, 2002 reflects the slow down experienced in the economy.

Commercial loans are generally made to customers who are well known to the Company and are generally secured by business equipment or other property. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at a fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At March 31, 2002, the Company had one commercial loan accounted for on a nonaccrual basis in the amount of $54,000.

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's


continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses, which it has against the seller of the underlying collateral.

Loan Maturity. The following table sets forth certain information at March 31, 2002 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

	Within One Year	After One Year to 3 Years	After 3 Years to 5 Years	After 5 Years to 10 Years	Beyond 10 Years	Total
	(In thousands)
Residential one- to- four family:
Adjustable rate	$ 141	$ -	$ 36	$ 838	$ 18,706	$ 19,721
Fixed rate	260	7,400	15,402	10,147	20,606	53,815
Construction:
Adjustable rate	40,204	21,689	--	--	--	61,893
Fixed rate	29,254	1,419	1,675	--	--	32,348
Other real estate:
Adjustable rate	12,428	4,153	5,115	9,665	6,582	37,943
Fixed rate	3,579	13,126	22,182	20,317	10,385	69,589
Commercial:
Adjustable rate	15,058	892	628	580	--	17,158
Fixed rate	49	1,286	4,590	236	--	6,161
Consumer:
Adjustable rate	398	40	725	450	18,041	19,654
Fixed rate	1,245	1,547	1,709	460	1,764	6,725
Total gross loans	$102,616	$ 51,552	$ 52,062	$ 42,693	$ 76,084	$325,007

The following table sets forth the dollar amount of all loans due one year after March 31, 2002, which, have fixed interest rates and have floating or adjustable interest rates.

	Fixed- Rates	Floating- or Adjustable-Rates
	(In thousands)
Residential one- to- four family	$ 53,555	$ 19,580
Construction loans	3,094	21,689
Other real estate loans	66,010	25,515
Commercial	6,112	2,100
Consumer	5,480	19,256
Total	$134,251	$ 88,140

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


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

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans, and commercial loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2002, the Company had outstanding commitments to originate loans in the amount of $7.6 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2002 and 2001, the Company's total loan originations were $273.9 million and $206.5 million, respectively, of which 61.8% and 56.4%, respectively, were subject to periodic interest rate adjustment and 38.2% and 43.6% were fixed-rate loans, respectively.

The Company customarily sells the fixed-rate residential one- to- four family mortgage loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of such loans allows the Company to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if such loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one- to- four family mortgage loan origination and sale activity and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Company. Servicing is retained on loans sold to FHLMC. Also during the year ended March 31, 2002, the Company securitized $40.3 million of fixed rate single family mortgages through FHLMC. The Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk.

Between the time that residential one- to- four family mortgage loan origination commitments are issued and the time the loans are sold, the Company is exposed to movements in the price (due to changes in interest rates) of such loans (or of securities into which such loans are sometimes converted). Differences between the volume or timing of actual loan originations and in management's estimates or in actual sales of the loans can expose the Company to significant losses. When the Company has issued a commitment to fund a fix rate one- to- four family mortgage the loan is generally sold to FHLMC under a forward commitment with delivery to FHLMC within ten days of funding. This activity is managed daily. There can be no assurance that the Company will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan. To the


extent that the Company does not adequately manage its interest rate risk, the Company may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting financial condition and results of operations.

The Company is not an active purchaser of loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	For the Years Ended March 31,
	2002	2001	2000
	(In thousands)
Total net loans receivable and loans held for sale at beginning of period	$296,861	$249,034	$187,177

Loans originated:
Mortgage loans:
Residential one- to- four family	40,398	23,978	20,609
Multi-family	219	1,087	490
Construction one- to- four family	81,809	71,602	67,955
Land and commercial real estate	14,585	31,957	48,057
Construction Non-residential	57,942	9,345	--
Commercial	55,213	47,426	14,717
Consumer	23,697	21,062	5,004
Total loans originated	273,863	206,457	156,832

Residential one- to- four family loans sold	(35,701)	(7,563)	(4,224)
Repayment of principal	(203,466)	(147,415)	(88,179)
Loans securitized	(40,347)	--	--
Decrease in other items, net	(2,680)	(3,652)	(2,572)
Net increase in loans	(8,331)	47,827	61,857
Total net loans receivable and loans held for sale at end of period	$288,530	$296,861	$249,034

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs seven commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan areas, as well as for the Company. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2002, brokered loans totaled $188.4 million (including $88.4 million brokered to the Company). Gross fees of $1.8 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2002.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2002, total loans serviced for others were $123.6 million.

In 1994, the Company purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by


properties predominately located in the Seattle Metropolitan Area. At March 31, 2002, the carrying value of these purchased servicing rights was $79,000 and was being amortized over the life of the underlying loan servicing.

Loan Origination and Other Fees. The Company generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one- to- four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $3.0 million of net deferred loan fees at March 31, 2002. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 8 of Notes to Consolidated Financial Statements.

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

Nonperforming Assets. Loans are reviewed regularly and it is the Company's general policy that when a loan is 90 days delinquent or when collection of interest appears doubtful, it is placed on nonaccrual status at which time the accrual of interest ceases and the reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate owned is real estate acquired in settlement of loans and consists of real estate acquired through foreclosure or deeds in lieu of foreclosure. The acquired real estate is recorded at net realizable value. The Company periodically reviews the property's net realizable value and a charge to operations is taken if the property's recorded value exceeds the property's net realizable value.

The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.


	At March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$ 830	$ 153	$ 833	$1,052	$ 401
Commercial real estate	297	--	--	--	--
Land	180	--	320	--	--
Commercial	54	50	99	208	105
Consumer	39	116	26	33	--
Total	1,400	319	1,278	1,293	506

Accruing loans which are contractually past due 90 days or more	122	226	--	5	11

Total of nonaccrual and 90 days past due loans	1,522	545	1,278	1,298	517

Real estate owned (net)	853	473	65	30	--
Total nonperforming assets	$ 2,375	$ 1,018	$ 1,343	$ 1,328	$ 517

Total loans delinquent 90 days or more to net loans	0.53%	0.18%	0.51%	0.69%	0.32%

Total loans delinquent 90 days or more to total assets	0.39	0.13	0.37	0.43	0.19
Total nonperforming assets to total assets	0.61	0.24	0.39	0.44	0.19

The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2002 if the nonaccrual loans had been current in accordance with their original terms was approximately $53,000. For the year ended March 31, 2002, no interest was earned on the nonaccrual loans and included in interest and fees on loans receivable interest income.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:


	At or For the Year Ended March 31,
	2002	2001
	(In thousands)
Substandard assets	$3,724	$ 863
Doubtful assets	--	5
Loss assets	--	--

General loss allowances	2,537	1,916
Specific loss allowances	--	--
Charge-offs	439	413

The substandard assets at March 31, 2002 are made up of two residential construction loans totaling $648,000, two one- to- four residential loans totaling $285,000 and eleven commercial borrowers with loans totaling $2.8 million being classified as substandard.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2002, the Company owned six properties with a recorded value of $853,000 compared to $473,000 at March 31, 2001. The $853,000 recorded value is made up of two land loans totaling $67,000 and four single family loans of $786,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Internal Loan Classification Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Internal Loan Classification Committee members include the Credit Administrator, Chairman and CEO, Chief Financial Officer, Executive VP Sales & Production, Senior VP Lending and Senior VP Business & Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever those changes are warranted. At least annually loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Internal Loan Classification Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

The Company uses the OTS loan classifications of special mention, substandard, doubtful and loss plus the additional loan classifications of pass and watch in order to assign a loan grade to be used in the determination of the proper amount of allowance for loan losses. The definition of a pass classification represents a level of credit quality, which contains no well-defined deficiency or weakness. The definition of watch classification is used to identify a loan that currently contains no well-defined deficiency or weakness, but it is determined to be desirable to closely monitor the loan.

The Company utilizes the loan classifications from the internal loan review and Internal Loan Classification Committee in the following manner to determine the amount of the allowance for loan losses. The calculation of the allowance for loan losses must consider loan classification in order to determine the amount of the allowance for loan losses for the required three separate elements of the allowance for losses: general allowances, allocated allowances and unallocated allowances.

The general allowance element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not been realized. Borrowers


are impacted by events well in advance of a lender's knowledge that may ultimately result in a loan default and eventual loss. Examples of such loss-causing events in the case of consumer or one- to four- family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be loss of customers due to competition or economy changes. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

The allocated allowance element relates to assets with well-defined deficiencies or weaknesses (i.e., assets classified special mention, substandard, doubtful or loss). The OTS loss factors are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with loans where it is probable that the value of the loan has been impaired and the loss can be reasonably estimated.

The unallocated allowance element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general and allocated valuation.

The year ended March 31, 2002 included a transaction that affected the allowance for loan losses. The sale of $40.3 million in fixed rate single family residential loans to FHLMC reduced the required allowance on mortgage loans. In conjunction with the sale, $81,000 of allowance was reclassified as part of the basis of the resulting mortgage-backed securities.

At March 31, 2002, the Company had an allowance for loan losses of $2.5 million, or 0.78% of total outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

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


The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of period	$ 1,916	$ 1,362	$ 1,146	$ 984	$ 831
Provision for loan losses	1,116	949	675	240	180
Recoveries:
Commercial	--	--	1	--	--
Consumer	25	18	28	7	11
Total recoveries	25	18	29	7	11

Charge-offs:
Residential real estate	88	226	48	28	--
Commercial	185	27	282	--	--
Consumer	166	160	158	57	38
Total charge-offs	439	413	488	85	38
Net charge-offs	414	395	459	78	27
Dispositions (1)	81	--	--	--	--
Balance at end of period	$ 2,537	$ 1,916	$ 1,362	$ 1,146	$ 984

Ratio of allowance to total loans outstanding at end of period	0.78%	0.58%	0.50%	0.54%	0.53%

Ratio of net charge-offs to average net loans outstanding during period	0.14	0.14	0.21	0.04	0.02

Ratio of allowance to total of nonaccrual and 90 days past due loans	166.69	351.56	106.58	88.30	190.32

(1) Allowance reclassified with securitization of one- to four- family loans to mortgage-backed securities.


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	At March 31,
	2002		2001		2000		1999		1998
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Real estate-mortgage
One- to- four family	$ 191	22.63%	$ 263	35.67%	$ 259	37.62%	$ 218	39.03%	$ 192	51.93%
Multi-family	37	3.04	42	3.37	41	4.01	10	3.54	10	2.58
Construction one-to-four family	319	21.89	224	18.28	304	18.10	292	21.34	154	18.89
Construction multi-family	20	1.23	21	1.37	10	1.71	10	1.97	23	2.89
Construction commercial	26	1.61	34	2.07	17	1.32	44	2.90	--	--
Land	192	8.43	206	7.38	223	9.34	32	11.68	33	8.87
Commercial real estate	869	25.88	580	17.21	224	15.72	180	10.40	19	5.22
Commercial loans	668	7.17	354	7.03	160	5.86	198	1.90	100	0.93
Consumer loans:
Secured	180	7.67	154	7.05	90	5.31	89	5.96	142	7.21
Unsecured	27	0.45	34	0.57	29	1.01	37	1.28	27	1.48
Unallocated	8	--	4	--	5	--	36	--	284	--
Total allowance for loan losses	$ 2,537	100.00%	$ 1,916	100.00%	$ 1,362	100.00%	$ 1,146	100.00%	$ 984	100.00%


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

Federal regulations require the Company to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. See "Regulation." It is the intention of management to hold securities with short maturities in the Bank's and Company's investment portfolio in order to match more closely the interest-rate sensitivities of its assets and liabilities. At March 31, 2002, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 12.6%.

The Investment Committee composed of the Company's Chief Executive Officer and Chief Financial Officer makes investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2002, the Company's investment and mortgage-backed securities portfolio totaled approximately $59.7 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2002, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2002, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading. See Note 1 of Notes to Consolidated Financial Statements.


The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The fair value of the investment and mortgage-backed securities portfolio was $59.8 million, $76.1 million and $61.7 million at March 31, 2002, 2001 and 2000, respectively.

	At March 31,
	2002		2001		2000
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
Real estate mortgage investment conduits ("REMICs")	$ 1,804	3.02%	$ 1,805	2.38%	$ 1,985	3.21%
FHLMC mortgage-backed securities	964	1.62	1,680	2.21	2,377	3.84
FNMA mortgage-backed securities	1,618	2.71	2,920	3.84	4,295	6.95
Municipal securities	--	--	864	1.13	903	1.46
	4,386	7.35	7,266	9.56	9,560	15.46
Available for sale (at fair value):
FHLB debentures	--	--	6,937	9.13	9,709	15.70
REMICs	25,114	42.10	40,943	53.90	36,561	59.14
FHLMC mortgage-backed securities	10,972	18.39	451	0.59	612	0.99
FNMA mortgage-backed securities	913	1.53	1,745	2.30	2,205	3.57
School district bonds	2,601	4.36	2,625	3.46	2,435	3.94
Equity securities	15,674	26.27	15,999	21.06	739	1.20
	55,274	92.65	68,700	90.44	52,261	84.54
Total investment securities	$59,660	100.00%	$75,966	100.00%	$61,821	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2002.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)
	(Dollars in thousands)
Municipal securities	--	--%	$ 348	4.00%	$ 1,637	4.21%	$ 616	4.77%
REMICs	--	--	--	--	839	2.92	26,079	3.32
FHLMC mortgage-backed securities	--	--	9,693	6.23	1,698	7.00	545	5.42
FNMA mortgage-backed securities	--	--	1,824	6.70	--	--	707	6.64
Equity securities	--	--	--	--	--	--	15,674	--
Total	$ -	-%	$ 11,865	6.24%	$ 4,174	5.09%	$ 43,621	3.48%

   (1)   For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost. Average yield calculations exclude equity securities that have no stated yield or maturity.


In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities ("MBS") (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on mortgage-backed securities are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or private issues) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. See Note 4 of Notes to Consolidated Financial Statements for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2002, the Company held REMICs with a net carrying value of $26.9 million, of which $1.8 million were classified as held-to-maturity and $25.1 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2002, the Company owned $928,000 of privately issued REMICs.

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

The investment in school district bonds was $2.6 million at March 31, 2002 compared to $2.6 million at March 31, 2001. Total equity securities investment was $15.7 million at March 31, 2002, compared to $16.0 million at March 31, 2001.

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


Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2002.

Interest Rate	Term	Category	Minimum Amount	Balance	Percent of Total Deposits
				(In thousands)

0.439%	None	NOW accounts	$ 100	$ 32,710	12.60%
3.471	None	Hi-Yield checking	25,000	5,354	2.06
0.950	None	Regular savings	100	21,939	8.45
1.729	None	Money market	2,500	54,645	21.04
None	None	Non-interest checking	100	32,574	12.54
Total transaction accounts				147,222	56.69
		Certificates of Deposit

1.794	91 Days	Fixed-term, Fixed-rate	1,000	10,128	3.90
2.183	182-364 Days	Fixed-term, Fixed-rate	1,000	14,422	5.55
3.248	12-17 Months	Fixed-term, Fixed-rate	1,000	43,525	16.77
2.870	18 Months	Fixed-term, Variable rate, Individual Retirement account ("IRA")	1,000	888	0.34
4.309	18-23 Months	Fixed-term, Fixed-rate	1,000	4,109	1.58
5.314	24-35 Months	Fixed-term, Fixed-rate	1,000	21,349	8.22
5.353	36-59 Months	Fixed-term, Fixed-rate	1,000	5,788	2.23
5.775	60-83 Months	Fixed-term, Fixed-rate	1,000	10,137	3.90
5.515	84-120 Months	Fixed-term, Fixed-rate	1,000	2,122	0.82
Total certificates of deposit				$112,468	43.31%
	Total deposits			$259,690	100.00%


Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

	At March 31,
	2002			2001			2000
	Balance	Percent	Increase/ (Decrease)	Balance	Percent	Increase/ (Decrease)	Balance	Percent	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest-bearing demand	$ 32,574	12.54%	$ 4,639	$ 27,935	9.45%	$ 3,194	$ 24,741	10.65%	$ 14,322
NOW accounts	32,710	12.60	567	32,143	10.88	11,167	20,976	9.03	191
High-Yield checking	5,354	2.06	5,354	--	--	--	--	--	--
Regular savings accounts	21,939	8.45	3,112	18,827	6.37	(1,013)	19,840	8.54	(1,461)
Money market deposit accounts	54,645	21.04	8,921	45,724	15.47	1,104	44,620	19.20	16,889
Certificates of deposits which mature(1):
Within 12 months	86,939	33.48	(55,084)	142,023	48.06	48,149	93,874	40.40	419
Within 12-36 months	19,370	7.46	(4,303)	23,673	8.01	897	22,776	9.80	2,177
Beyond 36 months	6,159	2.37	961	5,198	1.76	(330)	5,528	2.38	(493)
Total	$259,690	100.00%	$(35,833)	$295,523	100.00%	$63,168	$232,355	100.00%	$32,044
_______________________

(1)   IRAs of $12.8 million $12.8 million and $11.6 million at March 31, 2002, 2001 and 2000, respectively, are included in certificate balances.


Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

	At March 31,
	2002	2001	2000
	(In thousands)
Below 2.00%	$ 14,919	$ --	$ --
2.00 - 2.99%	30,028	--	--
3.00 - 3.99%	24,390	40	--
4.00 - 4.99%	13,014	5,772	25,070
5.00 - 5.99%	10,717	45,544	82,319
6.00 - 7.99%	19,400	119,538	14,789
Total	$ 112,468	$ 170,894	$ 122,178

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2002.

	Amount Due
	Less Than One Year	1 - 2 Years	After 2-3 Years	After 3 Years	Total
	(In thousands)
Below 2.00%	$ 14,914	$ 5	$ --	$ --	$ 14,919
2.00 - 2.99%	28,434	1,537	57	--	30,028
3.00 - 3.99%	18,445	4,838	1,054	53	24,390
4.00 - 4.99%	7,210	3,259	1,103	1,442	13,014
5.00 - 5.99%	4,865	2,040	905	2,907	10,717
6.00 - 7.99%	13,071	2,835	1,737	1,757	19,400
Total	$ 86,939	$ 14,514	$ 4,856	$ 6,159	$ 112,468

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2002.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$ 12,898	2.95%
Over three through six months	6,712	3.69
Over six through 12 months	7,550	3.72
Over 12 months	6,932	5.13
Total	$ 34,092	3.71%


Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In thousands)
Beginning balance	$295,523	$232,355	$200,311
Net (decrease) increase before interest credited	(44,789)	52,002	23,499
Interest credited	8,956	11,166	8,545
Net (decrease) increase in savings deposits	(35,833)	63,168	32,044
Ending balance	$259,690	$295,523	$232,355

In the unlikely event the Company is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Company. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Company's first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2002, the Bank had $74.5 million of outstanding advances from the FHLB-Seattle under an available credit facility of $136.0 million.

The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.

	At March 31,
	2002	2001	2000
Weighted average rate paid on FHLB advances	6.10%	6.62%	6.24%


	Year Ended March 31,
	2002	2001	2000
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$99,500	$80,000	$60,550
Average FHLB advances outstanding	89,499	72,825	45,406
Weighted average rate paid on FHLB advances	6.25%	6.79%	5.47%

REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents.

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

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2002 was $93,889.

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


The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $5.3 million at March 31, 2002.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Seattle.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

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

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.


Under FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Liquidity Requirements. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. The Company adjusts liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program.

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

At March 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2002, the Bank met the test and its QTL percentage was 82.85%.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the


failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Savings and Loan Holding Company Regulations."

Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At March 31, 2002, the Bank had tangible capital of $48.5 million, or 12.52% of adjusted total assets, which is approximately $42.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2002, the Bank had $696,000 in core deposit intangible and $912,000 in servicing assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2002, the Bank had core capital equal to $48.5 million, or 12.52% of adjusted total assets, which is $36.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On March 31, 2002, the Bank had total risk-based capital of approximately $51.1 million, including $48.5 million in core capital and $2.5 million in qualifying supplementary capital, and risk-weighted assets of $299.8 million, or total capital of 17.04% of risk-weighted assets. This amount was $27.1 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio. Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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


Limitations on Capital Distributions. The OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Capital Requirements."

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2002, the Bank's internal limit was 80% of the regulatory limit on loans to one borrower or $6.1 million. At March 31, 2002, the Bank's largest single loan to one borrower was $5.9 million, which was performing according to its original terms.

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

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company, which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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


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

Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

New Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d)	provided an enhanced framework for protecting the privacy of consumer information;

(e)	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

(f)	modified the laws governing the implementation of the CRA; and

(g)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.


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

Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test. If the Bank fails the QTL, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's QTL.

The USA Patriot Act

General. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

New Legislation. Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

         - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank


regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

          During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act.

          To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Bank.

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

Congress revised the thrift bad debt rules in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). At March 31, 2002, the Bank had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1987 bad debt reserves


continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Audits. The Company's federal income tax returns have been audited through the tax year ended March 31, 1999.

State Taxation

General. The Company is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

Audits. The Company's business and occupation tax returns have been audited through the tax year ended March 31, 2001.

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


securities, corporate and government securities. The Company's competition for loans comes principally from other thrift institutions, credit unions, commercial banks, mortgage banking companies and mortgage brokers.

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2002, the Bank's investments of $657,274 in Riverview Services, Inc. ("Riverview Services") its wholly owned subsidiary, and the investment of $597,159 in Riverview Asset Management Corp. ("RAM Corp"), a 90% owned subsidiary, were within these limitations.

Riverview Services, a wholly-owned subsidiary, acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $60 for each deed of trust. Riverview Services had net income of $51,232 for the fiscal year ended March 31, 2002 and total assets of $661,261 at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company.

RAM Corp is an asset management company providing trust, estate planning and investment management services. RAM Corp commenced business December 1998 and had a net loss of $99,600 for the fiscal year ended March 31, 2002 and total assets of $743,000 at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2002, total assets under management approximated $109.8 million. RAM Corp's operations are included in the Consolidated Financial Statements of the Company.

Personnel

As of March 31, 2002, the Company had 147 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name	Age(1)	Position
Patrick Sheaffer	62	Chairman of the Board, President and Chief Executive Officer
Ron Wysaske	49	Executive Vice President, Treasurer and Chief Financial Officer

(1)              At March 31, 2002.

Patrick Sheaffer joined the Bank in 1965 and has served as President and Chief Executive Officer of the Bank since 1976. He became Chairman of the Board of the Bank in 1993. He has been Chairman of the Board, President and Chief Executive Officer of the Company since its in inception in 1997. He is responsible for the daily operations and the management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations.

Ron Wysaske joined the Bank in 1976. Prior to that, he was an audit and tax accountant at Price Waterhouse & Co. He became Executive Vice President, Treasurer and Chief Financial Officer of the Bank in 1981 and of the Company at inception in 1997. He is responsible for administering all finance, support and administrative functions at the Company. He is a licensed certified public accountant in the State of Washington and is active in numerous professional and civic organizations.


Item 2. Properties

The following table sets forth certain information relating to the Company's offices as of March 31, 2002.

Location	Year Opened	Approximate Square Footage	Deposits
			(In millions)
Main Office:

900 Washington, Suite 900 Vancouver, Washington(1)	2000	16,000	$ 3.8

Branch Offices:

700 N.E. Fourth Avenue Camas, Washington(3)	1975	25,000	42.4

3307 Evergreen Way Washougal, Washington(1)(3)(4)	1963	3,200	25.6

225 S.W. 2nd Street Stevenson, Washington(3)	1971	1,700	24.0

330 E. Jewett Boulevard White Salmon, Washington(3)(5)	1977	3,200	22.7

15 N.W. 13th Avenue Battle Ground, Washington(3)(6)	1979	2,900	23.4

412 South Columbus Goldendale, Washington(3)	1983	2,500	14.5

11505-K N.E. Fourth Plain Boulevard Vancouver, Washington(3) "Orchards" Office	1994	3,500	14.9

7735 N.E. Highway 99 Vancouver, Washington9(1)(2)(3) "Hazel Dell" Office	1994	4,800	25.8

1011 Washington Way Longview, Washington(2)(3)	1994	2,000	13.8

900 Washington St., Suite 100 Vancouver, Washington (1)(3)	1998	5,300	32.5

1901-E N.E. 162nd Avenue Vancouver, Washington(1)(3)	1999	3,200	9.2

800 N.E. Tenny Road, Suite D Vancouver, Washington(3)	2000	3,200	8.7


(1)	Leased.
(2)	Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(3)	Location of an automated teller machine.
(4)	New facility in 2001.
(5)	New facility in 2000.
(6)	New facility in 1994.

During second quarter of fiscal year 2001, the Company's main office for administration was relocated from Camas to the downtown Vancouver address of 900 Washington Street. The Washougal branch office was relocated during the first quarter of the fiscal year 2001.

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2002, the net book value of the Company's office properties, furniture, fixtures and equipment was $10.6 million.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

At March 31, 2002, the Company had 4,735,066 shares of Common Stock issued and outstanding, 823 stockholders of record and an estimated 1,000 holders in nominee or "street name."

Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account to be established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 1 of Notes to the Consolidated Financial Statements included elsewhere herein.


The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. Prior to that time and since October 22, 1993, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2002 and 2001 fiscal years. At March 31, 2002, there were twelve market makers in the Company's common stock as reported by the Nasdaq Stock Market.

Fiscal Year Ended March 31, 2002	High	Low	Cash Dividends Declared
Quarter Ended March 31, 2002	$14.00	$11.93	$0.11
Quarter Ended December 31, 2001	12.35	10.90	0.11
Quarter Ended September 30, 2001	12.00	10.00	0.11
Quarter Ended June 30, 2001	10.50	9.25	0.11

Fiscal Year Ended March 31, 2001	High	Low	Cash Dividends Declared
Quarter Ended March 31, 2001	$9.75	$8.25	$0.100
Quarter Ended December 31, 2000	8.88	8.03	0.100
Quarter Ended September 30, 2000	8.88	8.00	0.100
Quarter Ended June 30, 2000	9.38	8.00	0.100


Item 6. Selected Financial Data

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

	At March 31,
	2002	2001	2000	1999	1998
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$392,101	$431,996	$344,680	$302,601	$273,174
Loans receivable, net(1)	288,530	296,861	249,034	187,177	162,628
Mortgage-backed securities held to maturity, at amortized cost	4,386	6,405	8,657	12,715	20,341
Mortgage-backed securities available for sale, at fair value	36,999	43,139	39,378	53,372	32,690
Cash and interest-bearing deposits	22,492	38,935	15,786	17,207	27,482
Investment securities held to maturity, at amortized cost	--	861	903	4,943	8,336
Investment securities available for sale, at fair value	18,275	25,561	12,883	13,280	9,977
Deposit accounts	259,690	295,523	232,355	200,311	179,825
FHLB advances	74,500	79,500	60,550	42,550	29,550
Shareholders' equity	53,677	52,721	48,489	56,867	61,082

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(In thousands)
OPERATING DATA:

Interest income	$29,840	$31,343	$25,438	$23,114	$20,302
Interest expense	14,318	16,288	11,073	9,925	9,389
Net interest income	15,522	15,055	14,365	13,189	10,913
Provision for loan losses	1,116	949	675	240	180
Net interest income after provision for loan losses	14,406	14,106	13,690	12,949	10,733
Gains from sale of loans, securities and real estate owned	1,964	129	151	283	269
Gain on sale of land and fixed assets	4	540	--	--	--
Other non-interest income	4,583	3,293	2,746	2,591	2,211
Non-interest expenses	13,953	12,867	10,832	9,055	7,218
Income before federal income tax provision and extraordinary item	7,004	5,201	5,755	6,768	5,995
Provision for federal income taxes	2,136	1,644	1,878	2,305	2,071
Net income	$ 4,868	$ 3,557	$ 3,877	$ 4,463	$ 3,924


	At March 31,
	2002	2001	2000	1999	1998
OTHER DATA:
Number of:
Real estate loans outstanding	2,176	2,510	2,188	1,906	2,014
Deposit accounts	26,625	26,068	23,653	21,639	20,395
Full service offices	12	12	12	10	9

	At or For the Year Ended March 31,
	2002	2001	2000	1999	1998
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets	1.16%	0.94%	1.22%	1.55%	1.56%
Return on average equity	9.01	7.04	7.15	7.33	9.15
Dividend payout ratio(2)(3)(4)	41.27	52.29	47.13	30.38	11.77
Interest rate spread	3.29	3.37	3.88	3.83	3.72
Net interest margin	4.04	4.27	4.78	4.81	4.61
Non-interest expense to average assets	3.34	3.41	3.41	3.14	2.87
Efficiency ratio (non- interest expense divided by the sum of net interest income and non-interest income)	63.21	67.66	62.75	56.37	53.89

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	120.49	119.75	124.51	127.02	122.21
Allowance for loan losses to total loans at end of period	0.78	0.58	0.50	0.54	0.53
Net charge-offs to average outstanding loans during the period	0.14	0.14	0.21	0.04	0.02
Ratio of nonperforming assets to total assets	0.61	0.24	0.39	0.44	0.19

Capital Ratios:
Average equity to average assets	12.93	13.41	17.05	21.08	17.02
Equity to assets at end of fiscal year	13.69	12.20	14.07	18.79	22.36

(1)	Includes loans held for sale.
(2)	Prior to the consummation of the Conversion and Reorganization on September 30, 1997, all cash dividends paid by the Bank had been waived by the MHC.
(3)	Excludes cash dividends waived by the MHC.
(4)	Dividends paid divided by net income.


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

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate value and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statement that may be made on behalf of the Company.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's Consolidated Financial Statements. The Company has identified two policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of the mortgage servicing rights ("MSR"). These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the notes to the financial statements included herein. In particular, Note 1 to the Consolidated Financial Statements-"Summary of Significant Accounting Policies" describes generally the Company's accounting policies and Note 8 provides details used in valuing the Company's MSR and the effect of changes to certain assumptions. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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


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

The fiscal year 1998 marked the 75th year anniversary since Riverview Community Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending. The portfolio diversification is focused toward the expansion of commercial loans. Four experienced commercial lenders were hired to implement the expansion in commercial lending. In the fiscal year 1998 commercial loans as a percentage of the loan portfolio were 0.93%. The commercial loan portfolio stands at 7.17% at the end of fiscal year 2002. Commercial lending has wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio profitability.

The 1998 addition of RAM Corp a trust company directed by experienced trust officers, expanded loan products serviced by experienced commercial and consumer lending officers, expanded branch network lead by experienced branch managers, enhances the Company's relationship banking. Development of relationship banking has been the key to the Company's growth in assets and profitability. Total assets of the Company has increased 44% since the end of fiscal year 1998.

Net Interest Income

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains and losses on sales of interest-earning assets and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

Comparison of Financial Condition at March 31, 2002 and 2001

At March 31, 2002, the Company had total assets of $392.1 million compared with $432.0 million at March 31, 2001. The decrease in total assets reflects the conversion of $40.3 million of fixed interest rate residential family mortgages to MBS through securitization and sale of $25.1 million of MBS during the quarter ending September 30, 2001. Cash, including interest-earning accounts, totaled $22.5 million at March 31, 2002, compared to $38.9 million at March 31, 2001. The $1.3 million increase in loans held for sale to $1.8 million at March 31, 2002 compared to $569,000 at March 31, 2001, reflects the lower mortgage interest rate environment. As interest rates fall loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment loan volume will shift to adjustable rate production. Selling our fixed interest rate mortgage loans allows us to reduce the interest rate risk associated with long term fixed interest rate products. It also frees up funds to make new loans and diversify our loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $286.7 million at March 31, 2002, compared to $296.3 million at March 31, 2001, a 3.3% decrease. Decreases primarily in one- to- four family residential, multi-family, multi-family construction, commercial construction, and consumer loans were partially offset by the increases in residential construction, commercial, land and commercial real estate. The decrease in one- to- four family residential mortgages reflects the conversion of $40.3


million of fixed interest rate residential family mortgages to MBS through securitization during the quarter ending September 30, 2001. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

There were $1.8 million in loans held-for-sale at March 31, 2002, compared to $569,000 at March 31, 2001.

Cash and cash equivalents decreased to $22.5 million at March 31, 2002, from $38.9 million at March 31, 2001 as a result of decrease in deposits.

There was no investment securities held-to-maturity at March 31, 2002, compared to $861,000 at March 31, 2001. The $861,000 decrease was a result of investment pay downs.

Investment securities available-for-sale was $18.3 million at March 31, 2002, compared to $25.6 million at March 31, 2001. The $7.3 million decrease was primarily a result of the called $2.5 million callable agency and the $4.6 million of investment pay downs.

Mortgage-backed securities held-to-maturity was $4.4 million at March 31, 2002, compared to $6.4 million at March 31, 2001. The $2.0 million net decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $37.0 million at March 31, 2002, compared to $43.1 million at March 31, 2001. The $6.1 million net decrease reflects securitization of $40.3 million, purchase of $5.0 million, sales of $25.9 million and $25.8 million in pay downs.

Deposits totaled $259.7 million at March 31, 2002 compared to $295.5 million at March 31, 2001. The deposit decrease is primarily due to an outflow of governmental deposits as the Bank paid lower interest rates. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 23.9% to $115.7 million at March 31, 2002, compared to $93.4 million at March 31, 2001. Transaction accounts represented 43.0% and 37.2% of average total outstanding balance of deposits at March 31, 2002 and March 31, 2001, respectively.

FHLB advances decreased to $74.5 million at March 31, 2002 from $79.5 million at March 31, 2001.

Shareholders' equity increased $956,000 to $53.7 million at March 31, 2002 from $52.7 million at March 31, 2001 primarily as a result of the $5.2 million of total comprehensive income offset by $3.1 million stock repurchased and retired and $2.0 million of cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

Net Income. Net income was $4.9 million, or $1.06 per diluted share for the year ended March 31, 2002, compared to $3.6 million, or $0.77 per diluted share for the year ended March 31, 2001. Earnings were higher for the year ended March 31, 2002 primarily as a result of increased non-interest income.

Net Interest Income. Net interest income for fiscal year 2002 was $15.5 million, representing a $467,000, or a 3.1% increase, from fiscal year 2001. This improvement reflected a 10.3% increase in average earning assets (primarily increases in average loan balances due to a 33.1% increase in non-mortgage loans and a 190.0% increase in daily interest-bearing assets) to $393.2 million, which offset a 23 basis point reduction in the net interest margin to 4.04%. The ratio of average interest earning assets to average interest bearing liabilities increased to 120.5% in 2002 from 119.8% in 2001 which indicates that the interest earning asset growth is being funded less by interest bearing liabilities as compared to capital, which is non-interest bearing.

Interest Income. Interest income totaled $29.8 million and $31.3 million, for fiscal years 2002 and 2001, respectively. Average interest-bearing assets increased $36.7 million to $393.2 million for fiscal year ended 2002 from $356.5 million for fiscal year ended 2001. The yield on interest-earning assets was 7.68% for fiscal year 2002 compared to 8.84% for


fiscal year ended 2001. The decreased yield is the result of the lower yields on loans that reflect the eight Federal Reserve Board discount rate cuts that occurred during the fiscal year 2002.

Interest Expense. Interest expense for the year ended March 31, 2002 totaled $14.3 million, a $2.0 million decrease from $16.3 million for the year ended March 31, 2001. The decrease in interest expense is the result of lower rates interest paid on deposits due to the eight Federal Reserve Board discount rate cuts that occurred during the fiscal year 2002. The weighted average interest rate of total deposits decreased from 5.05% at March 31, 2001 to 3.69% at March 31, 2002. The decrease in total deposit average interest rate was partially offset by the $12.0 million increase in total average deposits to $236.9 million at March 31, 2002.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2002 was $1.1 million compared to $949,000 for the year ended March 31, 2001. The fiscal year 2002 provision for loan losses exceeded net loan charge-offs by $702,000 resulting in an increase in the allowance for loan losses to $2.5 million. Net charge-offs to average net loans for fiscal years 2002 and 2001 has remained a constant 0.14%.

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance those additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 2002 was $2.5 million, or 0.78% of period end gross loans compared to $1.9 million, or 0.58% of period end gross loans at March 31, 2001. Management considered the allowance for loan losses at March 31, 2002 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income. Non-interest income increased $2.6 million or 65.3% for the twelve months ended March 31, 2002 compared to the same period in 2001. Excluding the fiscal year 2002, $863,000 pretax gain on sale of securities and fiscal year 2001, $540,000 pretax gain on sale of land and fixed assets, non-interest income increased $2.3 million or 66.2% for the year ended March 31, 2002 when compared to the prior year. For the twelve months ended March 31, 2002, fees and service charges increased $1.1 million when compared to the twelve months ended March 31, 2001. The $1.1 million increase in fees and service charges is primarily due to the growth in deposit products, mortgage broker fees and asset management services. Mortgage broker fees (included in fees and service charges) totaled $1.3 million for the year ended March 31, 2002 compared to $579,000 for the previous year. Mortgage broker commission compensation expense was $1.0 million for the fiscal year ended March 31, 2002 compared to $581,000 for the fiscal year ended March 31, 2001. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $109.4 million in 2001 to $188.4 million in 2002. Asset management services income increased $236,000 or 46.4% for the year 2002 compared to year 2001. RAM Corp had $109.8 million in total assets under management at March 31, 2002 when compared to $92.2 million at March 31, 2001.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 8.5% to $14.0 million for fiscal year 2002


compared to $12.9 million for fiscal year 2001. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2002, salaries and employee benefits, which includes mortgage broker commission compensation, was $7.8 million, or a 11.4% increase over the prior year total of $7.0 million. Full-time equivalent employees have held steady at 147 at March 31, 2002 and March 31, 2001. In second quarter of fiscal year 2001, the Company's main office for administration relocated from Camas to the Vancouver address of 900 Washington, Suite 900, a 16,000 square foot leased facility.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see Item 2. Properties), and the related acquisition of $42 million in customer deposits created a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ($696,000 at March 31, 2002) is being amortized over the remaining life of the underlying customer relationships currently estimated at two years. The amortization expense of CDI was $327,000 for both fiscal years 2002 and 2001.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.1 million for the year ended March 31, 2002 compared to $1.6 million for the year ended March 31, 2001 as a result of higher income before taxes. The effective tax rate for fiscal year 2002 was 30.5% compared to 31.6% for fiscal 2001. Reference is made to Note 11 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

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

Net Interest Income. Net interest income for fiscal year 2001 was $15.1 million, representing a $690,000, or a 4.8% increase, from fiscal year 2000. This improvement reflected a 17.9% increase in average earning assets (primarily increases in average loan balances due to a 11.7% increase for mortgage loans and 97.6% increase in non-mortgage loans) to $356.5 million, which offset a 51 basis point reduction in the net interest margin to 4.27%. The ratio of average interest earning assets to average interest bearing liabilities decreased to 119.75% in 2001 from 124.51% in 2000 which indicates that the interest earning asset growth is being funded more by interest bearing liabilities as compared to capital, which is non-interest bearing.

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

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2001 was $949,000 compared to $675,000 for the year ended March 31, 2000. The fiscal year 2001 provision for loan losses exceeded net loan charge-offs by $554,000 resulting in an increase in the allowance for loan losses to $1.9 million. While the loan portfolio grew substantially in fiscal year 2001 the asset quality has remained solid as demonstrated by the nonperforming asset to total assets ratio of 0.24% at March 31, 2001 and 0.39% at March 31, 2000. The allowance for


loan losses at March 31, 2001 was $1.9 million, or 0.58% of period end loans compared to $1.4 million, or 0.50% of period end loans at March 31, 2000. Management considered the allowance for loan losses at March 31, 2001 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income. Non-interest income increased $1.1 million or 36.8% for the twelve months ended March 31, 2001 compared to the same period in 2000. Excluding the $540,000 pretax gain on sale of land and fixed assets, non-interest income increased $525,000 or 18.1% for the year ended March 31, 2001 when compared to the prior year. For the twelve months ended March 31, 2001, fees and service charges increased $430,000 when compared to the twelve months ended March 31, 2000. The $430,000 increase in service charges is primarily due to the growth in checking accounts, ATM and debit cards and mortgage broker fees. Mortgage broker fees (included in fees and service charges) totaled $579,000 for the year ended March 31, 2001 compared to $448,000 for the previous year. Mortgage broker commission compensation expense was $581,000 for the fiscal year ended March 31, 2001 compared to $499,000 for the fiscal year ended March 31, 2000. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $107.1 million in 2000 to $109.4 million in 2001. Asset management services income increased $205,000 or 67.4% for the year 2001 compared to year 2000. RAM Corp had $92.2 million or a 47.0% increase in total assets under management at March 31, 2001 when compared to March 31, 2000. The $61,000 decrease in loan servicing income is the result of the decrease in the balance of loans serviced for others caused by pay downs.

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


	Year Ended March 31,
	2002			2001			2000
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$195,419	$16,786	8.59%	$205,895	$19,286	9.37%	$184,343	$16,889	9.16%
Non-mortgage loans	95,004	8,086	8.51	71,392	6,985	9.78	36,116	3,541	9.80
Total net loans	290,423	24,872	8.56	277,287	26,271	9.47	220,459	20,430	9.27
Mortgage-backed securities	49,575	2,677	5.40	46,151	3,144	6.81	56,735	3,585	6.32
Investment securities	22,567	1,511	6.70	20,200	1,318	6.52	16,168	971	6.01
Daily interest-bearing assets	25,583	798	3.12	8,827	530	6.00	6,217	312	5.02
Other earning assets	5,078	342	6.73	4,056	262	6.48	2,715	219	8.07
Total interest-earning assets	393,226	30,200	7.68	356,521	31,525	8.84	302,294	25,517	8.44

Non-interest-earning assets:
Office properties and equipment, net	10,365			10,295			7,277
Real estate, net	--			134			471
Other non-interest-earning assets	14,402			10,189			7,968
Total assets	$417,993			$377,139			$318,010

Interest-earning liabilities:
Regular savings accounts	$ 19,747	292	1.48	$ 19,586	536	2.74	$ 20,654	569	2.75
NOW accounts	29,442	215	0.73	21,897	315	1.44	21,757	303	1.39
Money market accounts	53,761	1,307	2.43	44,911	2,182	4.86	37,029	1,588	4.29
Certificates of deposit	133,907	6,915	5.16	138,492	8,314	6.00	117,948	6,131	5.20
Total deposits	236,857	8,729	3.69	224,886	11,347	5.05	197,388	8,591	4.35
Other interest-bearing liabilities	89,499	5,589	6.24	72,825	4,941	6.78	45,406	2,483	5.47
Total interest-bearing liabilities	326,356	14,318	4.39	297,711	16,288	5.47	242,794	11,074	4.56

Non-interest-bearing liabilities:
Non-interest-bearing deposits	32,529			26,635			19,982
Other liabilities	5,078			2,232			1,004
Total liabilities	363,963			326,578			263,780
Shareholders' equity	54,030			50,561			54,230
Total liabilities and shareholders' equity	$417,993			$377,139			$318,010

Net interest income		$15,882			$15,237			$14,443

Interest rate spread			3.29%			3.37%			3.88%

Net interest margin			4.04%			4.27%			4.78%

Ratio of average interest-earning assets to average interest- bearing liabilities			120.49%			119.75%			124.51%

Tax Equivalent Adjustment		$ 360			$ 182			$ 79


Yields Earned and Rates Paid

The following table sets forth for the periods and at the date indicated the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

	At March 31,	Year Ended March 31,
	2002	2002	2001	2000
Weighted average yield earned on:
Total net loans(1)	7.40%	7.91%	8.89%	8.54%
Mortgage-backed securities	4.37	5.40	6.81	6.32
Investment securities	7.02	6.70	6.52	6.01
All interest-earning assets	6.82	7.19	8.39	7.90

Weighted average rate paid on:
Deposits	2.21	3.69	5.05	4.35
FHLB advances and other borrowings	6.10	6.24	6.78	5.47
All interest-bearing liabilities	3.07	4.39	5.47	4.56

Interest rate spread (spread between weighted average rate on all interest-earning assets and all interest-bearing liabilities)(1)	3.75	2.81	2.92	3.34

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)(1)	4.01	3.56	3.82	4.24

(1)       Weighted average yield on total net loans excludes deferred loan fees.


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

	Year Ended March 31,
	2002 vs. 2001				2001 vs. 2000
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
	Volume	Rate	Rate/ Volume	Increase (Decrease)	Volume	Rate	Rate/ Volume	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$ (981)	$ (1,600)	$ 80	$ (2,501)	$ 1,975	$ 377	$ 43	$ 2,395
Non-mortgage loans	2,310	(909)	(301)	1,100	3,459	(7)	(7)	3,445
Mortgage-backed securities	233	(652)	(48)	(467)	(669)	280	(52)	(441)
Investment securities	154	35	4	193	242	84	21	347
Daily interest-bearing	1,006	(255)	(483)	268	131	61	26	218
Other earning assets	66	10	3	79	108	(43)	(21)	44
Total interest income (1)	2,788	(3,371)	(745)	(1,328)	5,246	752	10	6,008

Interest Expense:
Regular savings accounts	4	(246)	(2)	(244)	(29)	(4)	--	(33)
NOW accounts	109	(155)	(53)	(99)	2	10	--	12
Money market accounts	430	(1,090)	(215)	(875)	338	211	45	594
Certificates of deposit	(275)	(1,162)	38	(1,399)	1,068	949	165	2,182
Other interest-bearing liabilities	1,131	(393)	(89)	649	1,499	598	362	2,459
Total interest expense	1,399	(3,046)	(321)	(1,968)	2,878	1,764	572	5,214
Net interest income (1)	$ 1,389	$ (325)	$ (424)	$ 640	$ 2,368	$ (1,012)	$ (562)	$ 794

 (1)  Taxable equivalent

Asset and Liability Management

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans or purchase of adjustable rate mortgage-backed securities for its portfolio; growing commercial, consumer and residential construction loans as a portion


of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Company has experienced a change in the mix of loans, deposits, and FHLB advances. In pursuit of this strategy the Company converted $40.3 million of fixed interest rate residential family mortgages to MBS through securitization and sold $25.1 million of MBS during the quarter ending September 30, 2001. This transaction had a three-fold benefit of producing $863,000 pretax gain on sale of securities, eliminating long term fixed-rate assets from the interest rate risk profile and increasing mortgage servicing assets which provide a hedge from interest rate risk.

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 2002, ARM loans and adjustable rate mortgage-backed securities constituted $136.2 million, or 43.1%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. This compares to ARM loans and adjustable rate mortgage-backed securities at March 31, 2001 that totaled $140.0 million, or 37.4% of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $123.6 million at March 31, 2002, including $16.8 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $104.4 million and produced loan servicing income of $57,000 for the year ended March 31, 2002. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate consumer, commercial, construction and other loans totaled $156.4 million or 48.1% of total gross loans at March 31, 2002 as compared to $119.7 million or 36.4% at March 31, 2001. At March 31, 2002, the construction, commercial, consumer and other loan portfolios amounted to $94.2 million, $23.3 million, $26.4 million, $107.5 million , or 29.0%, 7.17%, 8.11% and 33.1% of total gross loans, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2002, the combined portfolio of $59.7 million had an average term to repricing or maturity of 6.7 years, excluding equity securities. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net


portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2001.

	At December 31, 2001
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets NPV Ratio Change
	(Dollars in thousands)
300 bp	$52,308	$(12,262)	(19)%	13.14%	(243) bp
200 bp	55,956	(8,615)	(13)	13.88	(169) bp
100 bp	60,033	(4,536)	(7)	14.69	(88) bp
0 bp	64,570	--		15.57	--
(100) bp	65,931	1,361	2	15.78	21 bp
(200) bp(1)	--	--	--	--	--
(300) bp(1)	--	--	--	--	--

   (1)  No minus 200-300 bp because the 3-month treasury bill was 1.72% at December 31, 2001.

For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2001 would reduce the Company's NPV by approximately $4.5 million, or 7%, at that date. At December 31, 2000 an instantaneous 100 basis point increase in market interest rates would have reduced the Company's NPV by approximately $6.3 million, or 11%, at that date. The $1.8 million decrease in the reduction of NPV to $4.5 million at December 31, 2001 is the result of several factors. The primary factors for fiscal year 2002 are the impact of the decreased balance of fixed rate residential homes and the reduced impact of the valuation change that real estate mortgage investment conduits had on the net portfolio value.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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


The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, cash and cash equivalents totaled $22.5 million, or 5.7% of total assets. The Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and hold sufficient FHLB stock. At March 31, 2002, the Bank had $74.5 million of outstanding advances from the FHLB-Seattle under an available credit facility of $136.0 million.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2002, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 12.6%.

The Company's primary investing activity is the origination of one- to- four family mortgage loans. During the years ended March 31, 2002, 2001 and 2000, the Company originated $122.2 million, $95.6 million, and $88.6 million of such loans, respectively. At March 31, 2002, the Company had outstanding mortgage loan commitments of $5.3 million and undisbursed balance of mortgage loans closed of $31.0 million. Consumer loan commitments totaled $1.4 million and unused lines of consumer credit totaled $13.8 million at March 31, 2002. Commercial real estate loan commitments totaled $900,000 and unused lines of commercial real estate credit totaled $5.8 million at March 31, 2002. Unused commercial lines of credit totaled $18.5 million at March 31, 2002. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2002 totaled $86.9 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2002, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 12.52%, 12.52% and 17.04%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Loan Portfolio Analysis," "--Investment Activities" and "--Deposit Activities and Other Sources of Funds -- Certificates of Deposit by Rates and Maturities" contained herein.


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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2002. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.


	Average Rate	Within One Year	One Year to 3 Years	After 3 Years to 5 Years	After 5 Years to 10 Years	Beyond 10 Years	Total	Fair Value
				(Dollars in thousands)
Interest-Sensitive Assets:
Loans receivable	7.40%	$102,616	$51,552	$52,062	$42,693	$76,084	$325,007	$329,162
Mortgage-backed securities	4.37	--	2,002	9,515	2,537	27,331	41,385	41,484
Investments and other interest-earning assets	4.60	14,369	--	348	1,637	16,290	32,644	32,644
FHLB stock	6.74	1,063	2,127	2,127	--	--	5,317	5,317

Interest-Sensitive Liabilities:
NOW accounts	0.44	6,542	13,084	13,084	--	--	32,710	32,710
High-Yield checking	3.47	1,071	2,142	2,141	--	--	5,354	5,354
Non-interest checking accounts	--	6,515	13,030	13,029	--	--	32,574	32,574
Savings accounts	0.95	4,388	8,776	8,775	--	--	21,939	21,939
Money market	1.73	10,929	21,858	21,858	--	--	54,645	54,645
Certificate accounts	3.79	24,550	69,871	5,788	12,259	--	112,468	112,964
FHLB advances	6.10	39,500	35,000	--	--	--	74,500	75,439

Off-Balance Sheet Items:
Commitments to extend Credit	--	7,600	--	--	--	--	7,600	7,600
Unused lines of credit	--	69,100	--	--	--	--	69,100	69,100


Item 8. Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2002, 2001 and 2000
Independent Auditors' Report


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 10, 2002


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

(In thousands, except share data)	2002	2001

ASSETS

Cash (including interest-earning accounts of $14,369
and $26,460)	$ 22,492	$ 38,935
Loans held for sale	1,826	569
Investment securities held to maturity, at amortized cost
(fair value of none and $867)	-	861
Investment securities available for sale, at fair value
(amortized cost of $18,925 and $26,060)	18,275	25,561
Mortgage-backed securities held to maturity, at amortized
cost (fair value of $4,485 and $6,486)	4,386	6,405
Mortgage-backed securities available for sale, at fair value
(amortized cost of $36,462 and $43,224)	36,999	43,139
Loans receivable (net of allowance for loan losses of $2,537
and $1,916)	286,704	296,292
Real estate owned	853	473
Prepaid expenses and other assets	1,437	1,002
Accrued interest receivable	1,902	2,394
Federal Home Loan Bank stock, at cost	5,317	4,432
Premises and equipment, net	10,607	10,055
Deferred income taxes, net	607	856
Core deposit intangible, net	696	1,022

TOTAL ASSETS	$392,101	$431,996

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts	$259,690	$295,523
Accrued expenses and other liabilities	4,001	4,034
Advance payments by borrowers for taxes and insurance	233	218
Federal Home Loan Bank advances	74,500	79,500
Total liabilities	338,424	379,275

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
2002 - 4,735,066 issued, 4,458,456 outstanding
2001 - 4,981,421 issued, 4,655,040 outstanding	47	50
Additional paid-in capital	35,725	38,687
Retained earnings	20,208	17,349
Unearned shares issued to employee stock ownership trust	(2,010)	(2,217)
Unearned shares held by the management recognition
and development plan	(218)	(762)
Accumulated other comprehensive loss	(75)	(386)
Total shareholders' equity	53,677	52,721

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$392,101	$ 431,996

      See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In thousands, except share data)	2002	2001	2000

INTEREST INCOME:
Interest and fees on loans receivable	$ 24,872	$26,271	$20,430
Interest on investment securities	327	820	893
Interest on mortgage-backed securities	2,677	3,144	3,585
Other interest and dividends	1,964	1,108	530
Total interest income	29,840	31,343	25,438

INTEREST EXPENSE:
Interest on deposits	8,729	11,347	8,590
Interest on borrowings	5,589	4,941	2,483
Total interest expense	14,318	16,288	11,073
Net interest income	15,522	15,055	14,365
Less provision for loan losses	1,116	949	675
Net interest income after provision for loan losses	14,406	14,106	13,690

NON-INTEREST INCOME:
Fees and service charges	3,707	2,631	2,201
Asset management fees	745	509	304
Gain on sale of loans held for sale	1,067	94	24
Gain on sale of securities	863	-	-
Gain on sale of other real estate owned	34	35	127
Loan servicing income	57	67	128
Gain on sale of land and fixed assets	4	540	-
Other	74	86	113
Total non-interest income	6,551	3,962	2,897

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,763	6,989	5,761
Occupancy and depreciation	2,199	1,947	1,362
Data processing	776	926	781
Amortization of core deposit intangible	327	327	327
Marketing expense	540	601	579
FDIC insurance premium	51	46	99
State and local taxes	402	319	250
Telecommunications	259	256	263
Professional fees	346	247	360
Other	1,290	1,209	1,050
Total non-interest expense	13,953	12,867	10,832

INCOME BEFORE FEDERAL INCOME TAXES	7,004	5,201	5,755
PROVISION FOR FEDERAL INCOME TAXES	2,136	1,644	1,878
NET INCOME	$ 4,868	$3,557	$ 3,877

Earnings per common share:
Basic	$1.06	$0.78	$0.76
Diluted	1.06	0.77	0.74
Weighted average number of shares outstanding:
Basic	4,572,253	4,579,091	5,108,725
Diluted	4,612,468	4,640,249	5,205,977

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

					Unearned
					Shares
					Issued to
					Employee	Unearned	Accumulated
	Common Stock		Additional		Stock	Shares	Other
			Paid-In	Retained	Ownership	Issued to	Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Trust	MRDP	Income (Loss)	Total
Balance March 31, 1999	5,346,322	$ 58	$ 48,120	$ 13,602	$ (2,743)	$ (1,571)	$ (599)	$ 56,867
Cash dividends	-	-	-	(1,827)	-	-	-	(1,827)
Exercise of stock options	34,096	-	137	-	-	-	-	137
Stock repurchased and retired	(912,404)	(9)	(9,825)	-	-	-	-	(9,834)
Earned ESOP shares	24,629	-	25	-	321	-	-	346
Earned MRDP shares	28,566	-	-	-	-	393	-	393

	4,521,209	49	38,457	11,775	(2,422)	(1,178)	(599)	46,082
Comprehensive income:
Net income	-	-	-	3,877	-	-	-	3,877
Other comprehensive loss:
Unrealized holding loss on
securities of $1,454 (net of $749
tax effect) less reclassification
adjustment for net gains included
in net income of $16 (net of
$8 tax effect)	-	-	-	-	-	-	(1,470)	(1,470)

Total comprehensive income	-	-	-	-	-	-	-	2,407

Balance March 31, 2000	4,521,209	49	38,457	15,652	(2,422)	(1,178)	(2,069)	48,489
Cash Dividends	-	-	-	(1,860)	-	-	-	(1,860)
Exercise of stock options	78,918	1	221	-	-	-	-	222
Earned ESOP shares	24,633	-	9	-	205	-	-	214
Earned MRDP shares	30,280	-	-	-	-	416	-	416

	4,655,040	50	38,687	13,792	(2,217)	(762)	(2,069)	47,481
Comprehensive income:
Net income	-	-	-	3,557	-	-	-	3,557
Other comprehensive income:
Unrealized holding gain on
securities of $1,683 (net of $867
tax effect).	-	-	-	-	-	-	1,683	1,683

Total comprehensive income	-	-	-	-	-	-	-	5,240

Balance March 31, 2001	4,655,040	50	38,687	17,349	(2,217)	(762)	(386)	52,721

Cash Dividends	-	-	-	(2,009)	-	-	-	(2,009)
Exercise of stock options	22,345	-	91	-	-	-	-	91
Stock repurchased and retired	(268,700)	(3)	(3,120)	-	-	-	-	(3,123)
Earned ESOP shares	24,633	-	77	-	207	-	-	284
Earned MRDP shares	25,138	-	(10)	-	-	544	-	534

	4,458,456	47	35,725	15,340	(2,010)	(218)	(386)	48,498
Comprehensive income:
Net income	-	-	-	4,868	-	-	-	4,868
Other comprehensive income:
Unrealized holding gain on
securities of $881 (net of $454
tax effect) less reclassification
adjustment for net gains included
in net income of $570 (net of
$293 tax effect)	-	-	-	-	-	-	311	311

Total comprehensive income	-	-	-	-	-	-	-	5,179

Balance March 31, 2002	4,458,456	$ 47	$ 35,725	$ 20,208	$(2,010)	$ (218)	$ (75)	$ 53,677

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(In thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,868	$ 3,557	$ 3,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,667	1,501	1,289
Provision for losses on loans	1,116	949	675
Provision for deferred income taxes	89	(487)	15
Noncash expense related to ESOP	284	214	346
Noncash expense related to MRDP	534	416	393
(Decrease) increase in deferred loan origination fees, net of amortization	(79)	120	585
Federal Home Loan Bank stock dividend	(342)	(263)	(192)
Net gain on sale of real estate owned, mortgage-backed securities,
investment securities and premises and equipment	(1,941)	(456)	(30)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(1,257)	(569)	341
Decrease (increase) in prepaid expenses and other assets	1,103	104	(137)
Decrease (increase) in accrued interest receivable	417	(513)	(338)
Increase in accrued expenses and other liabilities	2	722	440
Net cash provided by operating activities	6,461	5,295	7,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(272,036)	(205,890)	(156,832)
Principal repayments on loans	203,466	147,415	88,179
Loans sold	35,117	7,563	4,224
Proceeds from call, maturity, or sale of investment securities available for sale	2,500	3,000	1,000
Purchase of investment securities available for sale	-	-	(1,673)
Purchase of equity securities	-	(15,000)	-
Purchase of mortgage-backed securities available for sale	(4,967)	(8,055)	-
Proceeds from sale of mortgage-backed securities available for sale	25,944	-	-
Principal repayments on mortgage-backed securities held to maturity	2,017	2,255	4,123
Principal repayments on mortgage-backed securities available for sale	25,754	5,745	12,690
Principal repayments on investment securities held to maturity	861	42	40
Principal repayment on investment securities available for sale	4,641	359	-
Proceeds from call or maturity of investment securities held to maturity	-	-	4,000
Purchase of premises and equipment	(2,063)	(2,507)	(3,724)
Purchase of Federal Home Loan Bank stock	(543)	(1,095)	(268)
Proceeds from sale of real estate owned, premises and equipment	2,264	3,463	936
Net cash provided (used) in investing activities	22,955	(62,705)	(47,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(35,833)	63,168	32,044
Dividends paid	(2,009)	(1,860)	(1,827)
Repurchase of common stock	(3,123)	-	(9,834)
Proceeds from Federal Home Loan Bank advances	23,300	164,686	220,864
Repayment of Federal Home Loan Bank advances	(28,300)	(145,736)	(202,864)
Net increase in advance payments by borrowers	15	79	100
Proceeds from exercise of stock options	91	222	137
Net cash (used) provided by financing activities	(45,859)	80,559	38,620

NET (DECREASE) INCREASE IN CASH	(16,443)	23,149	(1,421)
CASH, BEGINNING OF YEAR	38,935	15,786	17,207
CASH, END OF YEAR	$ 22,492	$ 38,935	$ 15,786
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$ 14,610	$ 15,906	$ 10,952
Income taxes	2,025	2,222	1,815
NONCASH INVESTING AND FINANCING ACTIVITIES:
Mortgage loans securitized and classified as
mortgage-backed securities available for sale	$ 40,347	$ -	$ -
Transfer of loans to real estate owned	2,373	2,585	971
Dividends declared and accrued in other liabilities	494	471	415
Fair value adjustment to securities available for sale	471	2,550	(2,227)
Income tax effect related to fair value adjustment	(160)	(867)	757
See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities-In accordance with SFAS No. 115, investment securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities not classified as trading securities, or as held to maturity securities, are classified as securities available for sale. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

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


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

The Company records its mortgage servicing rights at fair values in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. The Company is amortizing the mortgage servicing assets, which totaled $912,000, $447,000 and $537,000 at March 31, 2002, 2001 and 2000, respectively, over the period of estimated net servicing income.

Core Deposit Intangible - The deposit base premium of $696,000 is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to non-interest expense on a straight-line basis over ten years.

Income Taxes - Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return.

Employee Stock Ownership Plan - The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.


Earnings Per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure include dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented.

Cash - Includes amounts on hand, due from banks, and interest-earning deposits in other banks with maturities at the date of acquisition of 90 days or less.

Stock-Based Compensation - The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the expected life the fair value of all stock-based awards on the date of grant. Alternatively, entities may continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company elected to continue the accounting methods prescribed by APB Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

Reclassification - Certain 2001 and 2000 amounts have been reclassified in order to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements - In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 became effective for fiscal years beginning after January 1, 2002 and eliminates the amortization of goodwill relating to past and future acquisitions (except that goodwill related to business combinations initiated after June 30, 2001 and consummated before January 1, 2002 was not required to be amortized). Instead goodwill is subject to an impairment assessment that must be performed upon adoption of SFAS No. 142 and at least annually thereafter.

The impairment assessment in connection with the adoption of SFAS No. 142 on April 1, 2002 did not have a impact on the results of operations or financial condition of the Company. Upon adoption of provisions of SFAS No. 142 the Company did not have goodwill and certain other identifiable intangible assets will continue to be amortized.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement became effective for fiscal years beginning after January 1, 2002 and upon adoption by the Company on April 1, 2002 is not expected to have a material impact on the results of operations or financial condition of the Company.

2.   INTEREST RATE RISK MANAGEMENT

The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") borrowings and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2002 and 2001, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and borrowings from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and in its opinion actively monitors such risk and manages it to the extent practicable.


3.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2002	-	-	-	-

March 31, 2001

Municipal securities	$ 861	$ 6	$ -	$ 867

The contractual maturities of securities available for sale are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
March 31, 2002	$ -	$ -

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2002	Cost	Gains	Losses	Value
Equity securities	$ 16,356	$ 27	$ (709)	$ 15,674
School district bonds	2,569	34	(2)	2,601
	$ 18,925	$ 61	$ (711)	$ 18,275
March 31, 2001

Agency securities	$ 7,132	$ 4	$ (199)	$ 6,937
Equity securities	16,356	21	(378)	15,999
School district bonds	2,572	53	-	2,625
	$ 26,060	$ 78	$ (577)	$ 25,561

The contractual maturities of securities available for sale are as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
March 31, 2002
Due after one year through five years	$ 340	$ 348
Due after five years through ten years	1,612	1,637
Due after ten years	16,973	16,290
	$ 18,925	$ 18,275

Investment securities with an amortized cost of $15.0 million and a fair value of $14.4 million at March 31, 2002 were pledged as collateral for advances at Federal Home Loan Bank.


4.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2002	Cost	Gains	Losses	Value

Real estate mortgage investment conduits	$ 1,804	$ 40	$ -	$ 1,844
FHLMC mortgage-backed securities	964	12	-	976
FNMA mortgage-backed securities	1,618	47	-	1,665
	$ 4,386	$ 99	$ -	$ 4,485

March 31, 2001

Real estate mortgage investment conduits	$ 1,805	$ 15	$ -	$ 1,820
FHLMC mortgage-backed securities	1,680	13	(1)	1,692
FNMA mortgage-backed securities	2,920	54	-	2,974
	$ 6,405	$ 82	$ (1)	$ 6,486

Mortgage-backed securities held to maturity with an amortized cost of $2.8 million and $3.9 million and a fair value of $2.9 million and $3.9 million at March 31, 2002 and 2001, respectively, were pledged as collateral for public funds held by the Company. The real estate mortgage investment conduits consist of FHLMC and Federal National Mortgage Association ("FNMA") and privately issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

	Amortized	Estimated
March 31, 2002	Cost	Fair Value

Due after one year through five years	$ 1,465	$ 1,498
Due after five years through ten years	2	2
Due after ten years	2,919	2,985
	$ 4,386	$ 4,485

Mortgage-backed securities available for sale consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2002	Cost	Gains	Losses	Value

Real estate mortgage investment conduits	$ 25,053	$ 144	$ (83)	$ 25,114
FHLMC mortgage-backed securities	10,519	453	-	10,972
FNMA mortgage-backed securities	890	23	-	913
	$ 36,462	$ 620	$ (83)	$ 36,999
March 31, 2001

Real estate mortgage investment conduits	$ 41,067	$ 144	$ (268)	$ 40,943
FHLMC mortgage-backed securities	441	10	-	451
FNMA mortgage-backed securities	1,716	29	-	1,745
	$ 43,224	$ 183	$ (268)	$ 43,139

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

	Amortized	Estimated
March 31, 2002	Cost	Fair Value
Due after one year through five years	$ 9,645	$ 10,052
Due after five years through ten years	2,458	2,535
Due after ten years	24,359	24,412
	$ 36,462	$ 36,999


Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $6.3 million and $16.2 million and a fair value of $6.3 million and $16.0 million at March 31, 2002 and March 31, 2001, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $23.5 million and a fair value of $23.8 million at March 31, 2002 were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $4.9 million and $4.8 million and a fair value of $4.8 million and $5.1 million at March 31, 2002 and 2001, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

5.   LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):

	March 31,
	2002	2001
Residential:
One- to- four family	$ 71,710	$116,583
Multi-family	9,895	11,073
Construction:
One- to- four family	71,148	60,041
Multi-family	4,000	4,514
Commercial real estate	5,230	6,806
Commercial	23,319	23,099
Consumer:
Secured	24,932	23,148
Unsecured	1,447	1,872
Land	27,406	24,230
Commercial real estate	84,094	56,540
	323,181	327,906
Less:
Undisbursed portion of loans	30,970	26,223
Deferred loan fees	2,970	3,475
Allowance for loan losses	2,537	1,916
Loans receivable, net	$286,704	$296,292

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

Loans including loans held for sale, by maturity or repricing date, were as follows (in thousands):

	March 31,
	2002	2001
Adjustable rate loans:
Within one year	$ 139,649	$117,025
After one but within three years	10,044	2,649
After three but within five years	6,559	-
After five but within ten years	117	-
	156,369	119,674
Fixed rate loans:
Within one year	34,387	38,894
After one but within three	24,778	16,908
After three but within five years	45,558	49,129
After five but within ten years	31,160	48,649
After ten years	32,755	55,221
	168,638	208,801
	$325,007	$328,475


Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index and reprice a maximum of 2% per year and up to 6% over the life of the loan. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Commercial loans with adjustable rates primarily reprice based on the prime rate.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2002	2001	2000

Beginning balance	$ 813	$ 442	$ 422
Originations	184	486	135
Principal repayments	(458)	(115)	(115)
Ending balance	$ 539	$ 813	$ 442

6.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowances for loan losses is as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000
Beginning balance	$ 1,916	$ 1,362	$ 1,146
Provision for losses	1,116	949	675
Charge-offs	(439)	(413)	(488)
Recoveries	25	18	29
Allowance reclassified with loan securitization	(81)	-	-
Ending balance	$ 2,537	$ 1,916	$ 1,362

At March 31, 2002, 2001 and 2000, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $1.4 million, $319,000 and $1.3 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.1 million, $836,000 and $668,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

7.   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2002	2001

Land	$ 2,026	$ 2,026
Buildings and improvements	7,002	6,948
Leasehold improvements	927	420
Furniture and equipment	5,965	4,961
Construction in progress	-	32
Subtotal	15,920	14,387
Less accumulated depreciation	(5,313)	(4,332)
Total	$10,607	$10,055

Depreciation expense was $1,031,000, $970,000 and $773,000 for years ended March 31, 2002, 2001, and 2000, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):


Year ending March 31,
2003	$ 598
2004	552
2005	487
2006	506
2007	518
Thereafter	3,271
Total	$5,932

Rent expense was $619,000, $375,000 and $87,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

8.   MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSR") and the related allowance for the periods indicated and other related financial data (in thousands):

	March 31,
	2002	2001	2000
Balance at beginning of period	$ 447	$ 537	$ 598
Additions	704	57	45
Amortization	(195)	(98)	(106)
Impairment write down	(44)	(49)	-
Balance end of period	$ 912	$ 447	$ 537

Allowance at beginning of period	$ 49	$ -	$ -
Provision for impairment	44	49	-
Allowance balance at end of period	$ 93	$ 49	$ -

The Company evaluates MSR for impairment by stratifying MSR based on the predominant risk characteristics of the underlying financial assets. At March 31, 2002, the MSR fair value totaled $919,000, which was estimated using a range of discounts and PSA (The Bond Market Association's standard prepayment) values that ranged from 151 to 1103.

Mortgage loans serviced for others (in thousands):

	March 31,
	2002	2001	2000

Total	$123.6	$78.6	$82.4

The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate changes in fair value based on a 25% or 50% decrease or increase in assumptions generally can not be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities (in thousands):


	5 Year	7 Year	15 Year	30 Year
	Mortgages	Mortgages	Mortgages	Mortgages	Total
Fair Value of MSR	$ 24	$ 56	$ 217	$ 622	$ 919

Impact of changes in PSA

Impact on fair value of 25% decrease	4	10	42	116	172
Impact on fair value of 50% decrease	10	25	106	287	428
Impact on fair value of 25% increase	(3)	(8)	(29)	(84)	(124)
Impact on fair value of 50% increase	(6)	(14)	(50)	(147)	(217)

Impact of changes in discount

Future cash flows discounted at	10.50%	10.50%	9.00%	9.00%

Impact on fair value of 25% decrease	$ 1	$ 3	$ 12	$ 52	$ 68
Impact on fair value of 50% decrease	2	6	25	113	146
Impact on fair value of 25% increase	(1)	(3)	(11)	(45)	(60)
Impact on fair value of 50% increase	(2)	(5)	(21)	(85)	(113)

During the second quarter ended September 30, 2001, the Company sold $40.3 million in seasoned fixed rate single family residential mortgage loans to FHLMC. The mortgages were aggregated into 15 pools and securitized with the resulting mortgage-backed securities being retained by the Company and classified as available for sale. Securitization of the loans provided more liquid instruments that could be sold when the market conditions are considered favorable. Sale of the MBS will reduce the long-term fixed rate assets in the Company's portfolio, which will allow the Company to reduce its interest sensitivity in the future.

Because the Company retained an interest in the loans by receiving the MBS, various items associated with the loans were combined with the principal balance of the loans to arrive at the Company's basis in the MBS. These items include deferred origination fees, mortgage servicing rights and allowance for loan losses. Deferred loan origination fees associated with the sold loans totaled $641,000. The fair value of mortgage servicing rights was based on quoted market rates. Mortgage servicing rights were valued at $255,000. The general valuation allowance associated with these loans was $81,000. The Company pays a guarantee fee to FHLMC as part of the securitization and servicing of the loans, thus transferring all credit risk to FHLMC. The final resulting basis in the MBS was $39.2 million. As of March 31, 2002, $25.1 million in MBS have been sold at a pretax gain of $863,000.

9.   DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

	Weighted		Weighted
	Average	March 31,	Average	March 31,
Account Type	Rate	2002	Rate	2001

NOW Accounts:
Non-interest-bearing	0.00%	$ 32,574	0.00%	$ 27,935
Regular	0.44	32,710	1.50	32,143
Hi Yield checking	3.47	5,354	-	-
Money market	1.73	54,645	3.99	45,724
Savings accounts	0.95	21,939	2.75	18,827
Certificates of deposit	3.79	112,468	6.21	170,894
Total	2.21%	$259,690	4.55%	$295,523

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit as of March 31, 2002, mature as follows (in thousands):


Amount
Less than one year	$ 86,939
One year to two years	14,514
Two years to three years	4,856
Three years to four years	2,274
Four years to five years	2,201
After five years	1,684
Total	$ 112,468

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2002	2001	2000

NOW Accounts:
Regular	$ 211	$ 315	$ 302
High Yield	4	-	1
Money market accounts	1,307	2,182	1,588
Savings accounts	292	536	569
Certificates of deposit	6,915	8,314	6,130
Total	$ 8,729	$ 11,347	$ 8,590

10.   FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2002 advances from FHLB totaled $74.5 million, which had fixed interest rates ranging from 4.65% to 7.22% with a weighted average interest rate at March 31, 2002 of 6.10%. At March 31, 2002, the Company had additional borrowing capacity available of $61.5 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Company, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB.

Payments required to service the Company's FHLB advances during the next five years ended March 31 are as follows: 2003 - $39.5 million, 2006 - $15.0 million; and 2007 - $20.0 million.

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


11.   FEDERAL INCOME TAXES

Federal income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2002	2001	2000

Current	$ 2,047	$ 2,131	$ 1,863
Deferred	89	(487)	15

Total	$ 2,136	$ 1,644	$ 1,878

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
ESOP market value adjustment	0.4	0.1	0.4
Interest income on municipal securities	(0.7)	(1.1)	(0.9)
Dividend received deduction	(2.8)	(1.4)	(1.1)
Other, net	(0.4)	-	0.2
Effective federal income tax rate	30.5%	31.6%	32.6%

Taxes related to gains on sales of securities were $276,000, none and none for the years ended March 31, 2002, 2001, and 2000, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Deferred compensation	$ 385	$ 399
Loan loss reserve	805	595
Core deposit intangible	291	254
Accrued expenses	142	114
Accumulated depreciation	81	60
Net unrealized loss on securities available for sale	38	199
Other	97	224
Total deferred tax asset	1,839	1,845
Deferred tax liabilities:
FHLB stock dividend	(740)	(642)
Tax qualified loan loss reserve	(94)	(141)
Other	(398)	(206)
Total deferred tax liability	(1,232)	(989)
Deferred tax asset, net	$ 607	$ 856

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allowed the Company the opportunity to defer the recapture of the excess reserve for a period of up to two years if the Company meets a residential loan requirement. The Company met the requirement to delay recapture for the 1998 and 1997 taxable years and recaptured $47,000 in each of the 2002 and 2001 taxable years.


The Company has qualified under provisions of the IRC to compute federal income taxes after deductions of additions to the bad debt reserves. At March 31, 2002, the Company had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future. No valuation allowance for deferred tax assets was deemed necessary at March 31, 2002 or 2001 based on the Company's anticipated future ability to generate taxable income from operations.

12.   EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Retirement and Savings Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the IRC. The plan covers all employees with at least one year of service who are over the age of 21. The Company matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2002, 2001 and 2000 were $76,000, $66,000 and $46,000, respectively.

Director Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to gross revenues, which amounted to 8.32%, 8.06% and 8.20% for the years ended March 31, 2002, 2001 and 2000, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2002 and 2001, the Company's aggregate liability under the plan was $1.1 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. The Company has an incentive program for branch managers that is paid to the managers based on the attainment of certain goals. Under these programs, the Company paid $360,000, $262,000, and $183,000 in bonuses during the years ended March 31, 2002, 2001, and 2000, respectively. Accrued bonuses were $381,000 and $270,000 at March 31, 2002 and 2001, respectively.

Management Recognition and Development Plan ("MRDP") - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MDRP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period, with 20% vesting immediately upon grant. On October 1, 1998 the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $361,000, $393,000 and $393,000 was recognized for the years ended March 31, 2002, 2001 and 2000, respectively.

Stock Option Plans - In October 1993, the Board of Directors approved a Stock Option and Incentive Plan ("1993 Plan") for officers, directors, and key employees, which authorizes the grant of stock options. In July 1994, shareholders of the Company approved the adoption of the 1993 Plan. The maximum number of shares of common stock of the Company, which may be issued under the 1993 Plan, is 244,539 shares. All options granted under this plan are immediately exercisable and expire October 22, 2003.

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan") that authorizes the grant of stock options. The 1998 Plan was effective October 1, 1998 and the plan will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. The maximum number of shares of common stock of the Company that may be issued under the 1998 plan is 357,075 shares. Options granted under the 1998 plan are exercisable at the discretion of the Board. On October 1, 1998, under the 1998 Plan, 257,962 shares were granted to executive officers, non-employee directors and employees.


Stock option activity, which includes the impact of stock dividends, is summarized in the following table:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding March 31, 1999	435,854	$ 9.93
Grants	29,998	10.63
Forfeited	(6,000)	13.75
Options exercised	(34,096)	4.06
Outstanding March 31, 2000	425,756	10.40
Grants	15,000	8.83
Options exercised	(78,918)	2.82
Outstanding March 31, 2001	361,838	11.99
Grants	5,000	9.3
Options exercised	(22,345)	4.09
Outstanding March 31, 2002	344,493	$ 12.46

Additional information regarding options outstanding as of March 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
	Weighted Avg.		Weighted		Weighted
	Remaining		Average		Average
	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price
$ 2.82	1.56	15,760	$ 2.82	15,760	$ 2.82
6.32-9.30	5.22	33,773	8.63	10,992	8.74
10.13-13.75	6.51	294,960	13.41	152,178	13.45
	6.15	344,493	$ 12.46	178,930	$ 12.22

Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for the stock options granted.

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

	Risk Free	Expected	Expected	Expected
	Interest Rate	Life (yrs)	Volatility	Dividends

Fiscal 2002	5.14%	6.15	33.67%	2.92%
Fiscal 2001	5.33%	6.90	35.85%	2.65%
Fiscal 2000	6.26%	7.00	39.07%	2.17%

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 2002, 2001 and 2000 awards was $2.87, $3.09 and $4.39, respectively. If the accounting provisions of the SFAS No. 123 had been adopted as of the beginning of fiscal 1996, the effect on 2002, 2001 and 2000 net income would have been reduced to the following pro forma amounts:


	Year ended March 31,
	2002	2001	2000
Net income:
As reported	$4,868,000	$3,557,000	$3,877,000
Pro forma	4,640,000	3,331,000	3,675,000

Earnings per common share - basic:
As reported	$1.06	$0.78	$0.76
Pro forma	1.01	0.73	0.72

Earnings per common share - fully diluted:
As reported	$1.06	$0.77	$0.74
Pro forma	1.01	0.72	0.71

13.   EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $284,000, $214,000 and $346,000 for years ended March 31, 2002, 2001 and 2000, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

	Unreleased	Allocated
	ESOP	and Released
	Shares	Shares	Total
Balance, April 1, 1999	320,225	161,067	481,292
Allocation December 31, 1999	(24,629)	24,629	-
Balance, March 31, 2000	295,596	185,696	481,292
Allocation December 31, 2000	(24,633)	24,633	-
Balance, March 31, 2001	270,963	210,329	481,292
Allocation December 31, 2001	(24,633)	24,633	-
Balance, March 31, 2002	246,330	234,962	481,292

14.   SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2002 or 2001.

The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 2002 or 2001.

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2002.


As of March 31, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2002
Total Capital:
(To Risk Weighted Assets)	$ 51,077	17.04%	$ 23,987	8.0%	$ 29,984	10.0%
Tier I Capital:
(To Risk Weighted Assets)	48,549	16.19	N/A	N/A	17,990	6.0
Tier I Capital:
(To Adjusted Total Assets)	48,549	12.52	11,637	3.0	19,395	5.0
Tangible Capital:
(To Tangible Assets)	48,549	12.52	5,819	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2001
Total Capital:
(To Risk Weighted Assets)	$ 48,407	17.13%	$ 22,613	8.0%	$ 28,266	10.0%
Tier I Capital:
(To Risk Weighted Assets)	46,491	16.45	N/A	N/A	16,960	6.0
Tier I Capital:
(To Adjusted Total Assets)	46,491	10.88	12,820	3.0	21,366	5.0
Tangible Capital:
(To Tangible Assets)	46,491	10.88	6,410	1.5	N/A	N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 2002 (in thousands):

Equity	$ 49,283
Net unrealized securities loss	53
Core deposit intangible	(696)
Servicing asset	(91)
Tangible capital	48,549
General valuation allowance	2,537
Other Assets	(9)
Total capital	$ 51,077

At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC


could include a review of certain transactions or other amounts reported in the Company's 2002 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2002 financial statements cannot presently be determined.

15.   EARNINGS PER SHARE

Basic earning per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released. For the year ended March 31, 2002, options to purchase 274,961 shares of common stock were not included in the computation of diluted EPS because to do so would have been antidilutive.

	Years Ended March 31,
	2002	2001	2000
Basic EPS computation:
Numerator-Net Income	$ 4,868,000	$ 3,557,000	$ 3,877,000
Denominator-Weighted average common shares outstanding	4,572,253	4,579,091	5,108,725
Basic EPS	$ 1.06	$ 0.78	$ 0.76
Diluted EPS computation:
Numerator-Net Income	$ 4,868,000	$ 3,557,000	$ 3,877,000
Denominator-Weighted average common shares outstanding	4,572,253	4,579,091	5,108,725
Effect of dilutive stock options	32,940	61,158	97,252
Effect of dilutive MRDP	7,275	--	--
Weighted average common shares and common stock equivalents	4,612,468	4,640,249	5,205,977
Diluted EPS	$ 1.06	$ 0.77	$ 0.74

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The Company using available market information and appropriate valuation methodologies has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$ 22,492	$ 22,492	$ 38,935	$ 38,935
Investment securities held to maturity	--	--	861	867
Investment securities available for sale	18,275	18,275	25,561	25,561
Mortgage-backed securities held to maturity	4,386	4,485	6,405	6,486
Mortgage-backed securities available for sale	36,999	36,999	43,139	43,139
Loans receivable, net	286,704	292,685	296,292	300,473
Loans held for sale	1,826	1,826	569	569
Mortgage Servicing Rights	912	919	447	466
FHLB stock	5,317	5,317	4,432	4,432

Liabilities:
Demand - Savings deposits	147,222	147,222	124,629	124,629
Time deposits	112,468	112,964	170,894	172,057
FHLB advances - short-term	39,500	39,983	25,000	25,500
FHLB advances - long-term	35,000	35,456	54,500	55,708

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2002 and 2001.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2002 and 2001. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

17.   COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2002, the Company had commitments to originate fixed rate mortgage loans of $3.0 million at interest rates ranging from 5.5% to 7.125%. At March 31, 2002, commitments to originate adjustable rate mortgage loans were $2.3 million at an average interest rate of 5.95%. Undisbursed balance of mortgage loans closed was $31.0 million at March 31, 2002. Commitments to originate consumer loans totaled $1.4 million and unused lines of consumer credit totaled $13.8 million at March 31, 2002. Commercial real estate loan commitments to originate loans totaled $900,000 and unused lines of credit totaled $5.8 million at March 31, 2002. Unused commercial lines of credit totaled $18.5 million.

At March 31, 2002, the Company had firm commitments to sell $2.9 million of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

18.   RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2002 AND 2001

(In thousands)	2002	2001
ASSETS
Cash (including interest earning accounts of $2,145 and $2,670)	$ 2,226	$ 2,764
Investment securities available for sale, at fair value (amortized cost of $1,356 and $1,356)	1,323	1,009
Investment in the Bank	49,283	47,402
Other assets	1,367	1,906
Deferred income taxes	7	114
TOTAL ASSETS	$ 54,206	$ 53,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$ 35	$ 3
Dividend payable	494	471
Shareholders' equity	53,677	52,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 54,206	$ 53,195


RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002 AND 2001

(In thousands)	2002	2001
INCOME:
Interest on investment securities and other short-term investments	$ 93	$ 202
Interest on loan receivable from the Bank	206	217
Total income	299	419

EXPENSE:
Management service fees paid to the Bank	28	28
Other expenses	159	113
Total expense	187	141
INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	112	278
PROVISION FOR FEDERAL INCOME TAXES	31	87
INCOME OF PARENT COMPANY	81	191
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	4,787	3,366
NET INCOME	$ 4,868	$ 3,557


RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002 AND 2001

(In thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,868	$ 3,557
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(4,787)	(3,366)
Earned ESOP shares	284	214
Earned MRDP shares	534	416
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(259)	116
Increase (decrease) in accrued expenses and other liabilities	54	(1)
Net cash provided by operating activities	694	936

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend received from the Bank	4,000	--
Proceeds from call, maturity, or sale of investment securities available for sale	--	2,000
Net cash provided by investing activities	4,000	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,009)	(1,860)
Repurchase of common stock	(3,123)	--
Investment in majority owned subsidiary	(191)	(122)
Proceeds from exercise of stock options	91	222
Net cash used in financing activities	(5,232)	(1,760)

NET (DECREASE) INCREASE IN CASH	(538)	1,176

CASH, BEGINNING OF YEAR	2,764	1,588

CASH, END OF YEAR	$ 2,226	$ 2,764


RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
2002:
Interest income	$ 6,641	$ 7,246	$ 7,623	$ 8,330
Interest expense	2,572	3,246	3,950	4,550
Net interest income	4,069	4,000	3,673	3,780
Provision for loan losses	396	210	--	510
Non-interest income	1,461	1,637	2,150	1,303
Non-interest expense	3,614	3,469	3,350	3,520
Income before income taxes	1,520	1,958	2,473	1,053
Provision for income taxes	464	599	777	296

Net income	$ 1,056	$ 1,359	$ 1,696	$ 757

Basic earnings per share(1)	$ 0.24	$ 0.30	$ 0.37	$ 0.16

Diluted earnings per share(1)	$ 0.23	$ 0.30	$ 0.36	$ 0.16

2001:
Interest income	$ 8,389	$ 7,986	$ 7,723	$ 7,245
Interest expense	4,546	4,217	4,022	3,503
Net interest income	3,843	3,769	3,701	3,742
Provision for loan losses	215	140	--	594
Non-interest income	1,131	905	1,160	766
Non-interest expense	3,587	3,231	3,126	2,923
Income before income taxes	1,172	1,303	2,735	991
Provision for income taxes	375	400	556	313

Net income	$ 797	$ 903	$ 1,179	$ 678

Basic earnings per share(1)	$ 0.17	$ 0.20	$ 0.26	$ 0.15

Diluted earnings per share(1)	$ 0.17	$ 0.19	$ 0.26	$ 0.15

(1)  Quarterly earnings per share varies from annual earnings per share due to rounding.


9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Management Recognition and Development Plan	30,280	$ --	--
1998 Stock Option Plan	319,960	13.06	37,115
1993 Stock Option and Incentive Plan	24,533	4.59	2,789
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	374,773	$ 12.46	39,904

Item 13.  Certain Relationships and Related Transactions

The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements See "Part II -Item 8. Financial Statements and Supplementary Data."

	2.	Financial Statement Schedules All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits
		3.1 Articles of Incorporation fo the Registrant *
		3.2 Bylaws of the Registrant*
		4 Form of Certificate of Common Stock of the Registrant*
		10.1 Employment Agreement with Patrick Sheaffer**
		10.2 Employment Agreement with Ronald A. Wysaske**
		10.3 Severance Agreement with Michael C. Yount**
		10.4 Severance Agreement with Karen Nelson**
		10.5 Severance Agreement with John A. Karas
		10.6 Employee Severance Compensation Plan**
		10.6 Employee Stock Ownership Plan***
		10.7 Management Recognition and Development Plan****
		10.8 1998 Stock Option Plan****
		10.9 1993 Stock Option and Incentive Plan****
		21 Subsidiaries of Registrant
		23 Consent of Independent Auditors

*	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
**	Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
***	Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
****	Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.

(b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended March 31, 2002.


SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date: May 30, 2002
By: /s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board President and Chief Executive Officer (Duly Authorized Representative)

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	By: /s/ Ronald A. Wysaske Ronald A. Wysaske Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 30, 2002	Date: May 30, 2002

By: /s/ Robert K. Leick Robert K. Leick Director	By: /s/ Paul L. Runyan Paul L. Runyan Director

Date: May 30, 2002	Date: May 30, 2002

By: /s/ Edward R. Geiger Edward R. Geiger Director	By: /s/ Gary R. Douglass Gary R. Douglass Director

Date: May 30, 2002	Date: May 30, 2002

By: /s/ Michael D. Allen Michael D. Allen Director

Date: May 30, 2002


Exhibit 10.5

Severance Agreement with John A. Karas

AGREEMENT

        This AGREEMENT is made effective as of January 19, 1999, by and between RIVERVIEW COMMUNITY BANK (the “BANK”), RIVERVIEW BANCORP, INC. (the “COMPANY”), and JOHN A. KARAS (“EXECUTIVE”).

        WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE has made to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein): and

        WHEREAS, EXECUTIVE serves in the position of Senior Vice President of the BANK, a position of substantial responsibility;

        NOW, THEREFORE, in consideration of the foregoing and upon the other terms and conditions hereinafter provided, the parties hereto agree as follows:

1.        Term of Agreement

The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement and continuing at each anniversary date thereafter, the Board of Directors of the BANK (“Board”) may extend the Agreement for an additional year. The Board will conduct a performance evaluation of EXECUTIVE for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

2.        Payments to EXECUTIVE Upon Change in Control

(a)         Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, “voluntary termination” shall be limited to the circumstances in which EXECUTIVE elected to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change of Control.

(b)        A “Change in Control” of the COMPANY or the BANK shall be deemed to occur if and when (a) an offeror or other than the Corporation purchases shares of the stock of the Corporation or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Corporation's or the Bank's then outstanding securities, (c) the membership of the board of directors of the Corporation or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Corporation or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Corporation's or the Bank's assets, or a plan of partial or complete liquidation.


(c)        EXECUTIVE shall not have the right to receive termination benefits pursuant to Section 3 hereof upon Termination for Cause. The term “Termination for Cause” shall mean termination because of EXECUTIVE's intentional failure to perform stated duties, personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order, or any material breach of any material provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the savings institution industry. Notwithstanding the foregoing, EXECUTIVE shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to EXECUTIVE and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, EXECUTIVE was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. EXECUTIVE shall not have the right to receive compensation or other benefit for any period after Termination for Cause.

3.        Termination

(a)         Upon the occurrence of a Change in Control, followed within twelve (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to 2.99 times EXECUTIVE's “base amount,” within the meaning of 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of EXECUTIVE's date of termination.

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

(c)        Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change of Control, would be deemed to include an “excess parachute payment” under 280G of the Code, then, at the election of EXECUTIVE, (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's “base amount” under 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

2


(d)         Any payments made to EXECUTIVE pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

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

(b)        If EXECUTIVE is suspended and/or temporarily prohibited from participating in the conduct of the BANK's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act (“FDIA”) (12 U.S.C. 1818(e)(3) and (g)(1), the BANK's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the BANK

3


may, in its discretion, (i) pay EXECUTIVE all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

(c)        If EXECUTIVE is removed and/or permanently prohibited from participating in the conduct of the BANK's affairs by an order issued under Section 8(e)(4) and (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1), all obligations of the BANK under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

(d)        If the BANK is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

(e)        All obligations under this Agreement may be terminated: (i) by the Director of the Office of Thrift Supervision (the “Director”) or his or her designee at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the BANK under the authority contained in Section 13(c) of the FDIA and (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the BANK or when the BANK is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

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

4


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

14.        Signatures

IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, all on the 19th day of January 1999.

ATTEST:	RIVERVIEW COMMUNITY BANK

/s/Phyllis Kreibich	BY: /s/Patrick Sheaffer

ATTEST	RIVERVIEW BANCORP, INC.

/s/Phyllis Kreibich	BY: /s/Patrick Sheaffer

WITNESS:

/s/Terry D. Long	/s/John A. Karas

5


Exhibit 21

Subsidiaries of the Registrant

Parent

Riverview Bancorp, Inc.

Subsidiaries (a)	Percentage Owned	State of Incorporation

Riverview Community Bank	100%	Federal

Riverview Services, Inc. (b)	100%	Washington

Riverview Asset Management Corp.(b)	90%	Washington

(a)   The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's
        Financial Statements contained in Item 8 of this Form 10-K.

(b)   This corporation is a subsidiary of Riverview Community Bank.


Exhibit 23

Consent of Independent Auditors

Deloitte & Touche LLP
Suite 3900
111 S.W. Fifth Avenue
Portland, Oregon 97204-3642

Tel: (503) 222-1341
Fax: (503) 224-2172
www.deloitte.com

Deloitte
& Touche

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-66049 and 333-38887 of Riverview Bancorp, Inc., on Form S-8, of our report dated May 10, 2002, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2002.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
June 5, 2002
