Form 10-Q
period 2002-06-30
RIVERVIEW BANCORP INC
filed 2002-08-02
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002
                                -------------

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES ----- EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,361,948 shares as of July 31, 2002.

                                 Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                  INDEX

Part I.  Financial Information                                   Page
         ---------------------                                   ----
 Item 1: Financial Statements (Unaudited)

         Consolidated Balance Sheets
          as of June 30, 2002 and March 31, 2002                  1

         Consolidated Statements of Income: Three
          Months Ended June 30, 2002 and 2001                     2

         Consolidated Statements of Shareholders' Equity
          for the Year Ended March 31, 2002 and the
          Three Months Ended June 30, 2002                        3

         Consolidated Statements of Cash Flows for the
          Three Months Ended June 30, 2002 and 2001               4

         Notes to Consolidated Financial Statements               5-11

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               12-20

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                        20

Part II. Other Information                                        21

SIGNATURES                                                        22

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 and MARCH 31, 2002
                                                         JUNE 30,  MARCH 31,
(In thousands, except share data)  (Unaudited)             2002      2002
------------------------------------------------------------------------------

ASSETS

Cash (including interest-earning accounts of $18,971
 and $14,369)                                           $  34,157   $  22,492
Loans held for sale                                         1,265       1,826
Investment securities available for sale, at fair value
 (amortized cost of $18,924 and $18,925)                   18,363      18,275
Mortgage-backed securities held to maturity, at amortized
 cost (fair value of $4,273 and $4,485)                     4,098       4,386
Mortgage-backed securities available for sale, at fair
 value (amortized cost of $30,721 and $36,462)             31,360      36,999
Loans receivable (net of allowance for loan losses of
 $2,748 and $2,537)                                       298,935     286,704
Real estate owned                                              93         853
Prepaid expenses and other assets                             211         525
Accrued interest receivable                                 1,817       1,902
Federal Home Loan Bank stock, at cost                       5,397       5,317
Premises and equipment, net                                10,462      10,607
Deferred income taxes, net                                    542         607
Core deposit intangible, net                                  614         696
Mortgage servicing intangible, net                            867         912
                                                        ---------   ---------
TOTAL ASSETS                                            $ 408,181   $ 392,101
                                                        =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposit accounts                                       $ 301,246   $ 259,690
 Accrued expenses and other liabilities                     4,057       4,001
 Advance payments by borrowers for taxes and insurance         48         233
 Federal Home Loan Bank advances                           49,500      74,500
                                                        ---------   ---------
Total liabilities                                         354,851     338,424

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
 Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                       -           -
  Common stock, $.01 par value; 50,000,000 authorized,
  June 30, 2002 - 4,653,558 issued, 4,376,948 outstanding;
  March 31, 2002 - 4,735,066 issued, 4,458,456 outstanding     46          47
 Additional paid-in capital                                34,585      35,725
 Retained earnings                                         20,729      20,208
 Unearned shares issued to employee stock ownership trust  (1,959)     (2,010)
 Unearned shares held by the management recognition
  and development plan                                       (122)       (218)
 Accumulated other comprehensive income (loss)                 51         (75)
                                                        ---------   ---------
     Total shareholders' equity                            53,330      53,677
                                                        ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 408,181   $ 392,101
                                                        =========   =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
                                                         Three Months Ended
                                                               June 30,
(In thousands, except share data)   (Unaudited)           2002         2001
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans receivable                   $  5,913    $  6,862
 Interest on investment securities                             28         151
 Interest on mortgage-backed securities                       449         684
 Other interest and dividends                                 390         633
                                                         --------    --------
     Total interest income                                  6,780       8,330
                                                         --------    --------

INTEREST EXPENSE:
 Interest on deposits                                       1,594       3,046
 Interest on borrowings                                     1,130       1,504
                                                         --------    --------
     Total interest expense                                 2,724       4,550
                                                         --------    --------
     Net interest income                                    4,056       3,780

 Less provision for loan losses                               245         510
                                                         --------    --------
     Net interest income after
     provision for loan losses                              3,811       3,270
                                                         --------    --------
NON-INTEREST INCOME:
 Fees and service charges                                     928         907
 Asset management fees                                        192         231
 Gain on sale of loans held for sale                          349         129
 Loan servicing income (expense)                             (100)         21
 Other                                                         41          15
                                                         --------    --------
     Total non-interest income                              1,410       1,303
                                                         --------    --------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                             2,034       1,892
 Occupancy and depreciation                                   592         535
 Data processing                                              210         258
 Amortization of core deposit intangible                       82          82
 Marketing expense                                            189         176
 FDIC insurance premium                                        11          13
 State and local taxes                                         90         100
 Telecommunications                                            44          57
 Professional fees                                            118          88
 Other                                                        322         319
                                                         --------    --------
     Total non-interest expense                             3,692       3,520
                                                         --------    --------
INCOME BEFORE FEDERAL INCOME TAXES                          1,529       1,053

PROVISION FOR FEDERAL INCOME  TAXES                           457         296
                                                         --------    --------
NET INCOME                                               $  1,072    $    757
                                                         ========    ========
Earnings per common share:
 Basic                                                      $0.24       $0.16
 Diluted                                                     0.24        0.16

Weighted average number of shares outstanding:
 Basic                                                  4,440,426   4,664,277
 Diluted                                                4,486,182   4,697,741


See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2002
AND THE THREE MONTHS ENDED JUNE 30, 2002
(Unaudited)

                                                                   Unearned               Accum-
                                                                   Shares                 ulated
                                                                   Issued to              Other
                                 Common       Addi-                Employee    Unearned   Compre-
                                 Stock        tional               Stock       Shares     hensive
(In thousands, except       ----------------  Paid-in   Retained   Ownership   Issued to  Income
 per share data)            Shares    Amount  Capital   Earnings   Trust       MRDP       (Loss)    Total
-----------------------------------------------------------------------------------------------------------

Balance April 1, 2001       4,655,040  $ 50   $ 38,687  $ 17,349   $ (2,217)  $   (762)  $  (386) $ 52,721

 Cash Dividends                     -     -          -    (2,009)         -          -         -    (2,009)
 Exercise of stock options     22,345     -         91         -          -          -         -        91
 Stock repurchased and
  retired                    (268,700)   (3)    (3,120)        -          -          -         -    (3,123)
 Earned ESOP shares            24,633     -         77         -        207          -         -       284
 Earned MRDP shares            25,138     -        (10)        -          -        544         -       534
                            ---------  ----   --------  --------   --------   --------   -------  --------
                            4,458,456    47     35,725    15,340     (2,010)      (218)     (386)   48,498
Comprehensive income:
 Net income                         -     -          -     4,868          -          -         -     4,868
 Other comprehensive income:
  Unrealized holding gain on
  securities of $881 (net
  of $454 tax effect) less
  reclassification adjust-
  ment for net gains included
  in net income of $570 (net
  of $293 tax effect)               -     -          -         -          -          -       311       311
                                                                                                  --------
Total comprehensive income          -     -          -         -          -          -         -     5,179
                            ---------  ----   --------  --------   --------   --------   -------  --------
Balance March 31, 2002      4,458,456    47     35,725    20,208     (2,010)      (218)      (75)   53,677

 Cash dividends                     -     -          -      (551)         -          -         -      (551)
 Exercise of stock options      2,992     -         25         -          -          -         -        25
 Stock repurchased and
  retired                     (84,500)   (1)    (1,198)        -          -          -         -    (1,199)
 Earned ESOP shares                 -     -         35         -         51          -         -        86
 Earned MRDP shares                 -     -         (2)        -          -         96         -        94
Shares forfeited and reawarded      -     -          -         -          -          -         -         -
                            ---------  ----   --------  --------   --------   --------   -------  --------
                            4,376,948    46     34,585    19,657     (1,959)      (122)      (75)   52,132
Comprehensive income:
 Net income                         -     -          -     1,072          -          -         -     1,072
  Other comprehensive income:
   Unrealized holding gain on
   securities of $191 (net of
   $65 tax effect)                  -     -          -         -          -          -       126       126
                                                                                                  --------
Total comprehensive income          -     -          -         -          -          -         -     1,198
                            ---------  ----   --------  --------   --------   --------   -------  --------
Balance, June 30, 2002      4,376,948  $ 46   $ 34,585  $ 20,729   $ (1,959)  $   (122)  $    51  $ 53,330
                            =========  ====   ========  ========   ========   ========   =======  ========


See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,

(In thousands)      (Unaudited)                             2002      2001
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  1,072    $    757
Adjustments to reconcile net income to cash provided
by operating activities:
 Depreciation and amortization                               525         418
 Provision for losses on loans                               245         510
 Noncash expense related to ESOP benefit                      86          61
 Noncash expense related to MRDP benefit                      94          86
 Increase in deferred loan origination fees, net of
  amortization                                               172         170
 Federal Home Loan Bank stock dividend                       (80)        (85)
 Net gain on sale of real estate owned
  and premises and equipment                                (341)         (4)
 Changes in assets and liabilities:
  Decrease in loans held for sale                            561         157
  Decrease in prepaid expenses and other assets              204         120
  Decrease in accrued interest receivable                     61          46
  Increase in accrued expenses and other liabilities          19         277
                                                        --------    --------
      Net cash provided by operating activities            2,618       2,513
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                       (69,959)    (65,930)
 Principal repayments on loans                            48,027      48,956
 Loans sold                                                9,286       7,214
 Principal repayments on mortgage-backed securities
  held to maturity                                           287         534
 Principal repayments on mortgage-backed securities
  available for sale                                       5,740       4,589
 Principal repayments on investment securities AFS             -         423
 Purchase of premises and equipment                          (44)       (132)
 Purchase of Federal Home Loan Bank stock                      -        (543)
 Proceeds from sale of real estate                         1,006           8
                                                        --------    --------
      Net cash used in investing activities               (5,657)     (4,881)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposit accounts              41,557     (16,381)
 Dividends paid                                             (494)       (517)
 Repurchase of common stock                               (1,199)          -
 Proceeds from Federal Home Loan Bank advances                 -      20,000
 Repayment of Federal Home Loan Bank advances            (25,000)          -
 Net decrease in advance payments by borrowers              (185)       (164)
 Proceeds from exercise of stock options                      25           -
                                                        --------    --------
      Net cash provided by financing activities           14,704       2,938
                                                        --------    --------

NET INCREASE IN CASH                                      11,665         570
CASH, BEGINNING OF PERIOD                                 22,492      38,935
                                                        --------    --------
CASH, END OF PERIOD                                     $ 34,157    $ 39,505
                                                        ========    ========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                              $  2,885    $  4,655
  Income taxes                                                62           -

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned                 $    250    $    385
 Dividends declared and accrued in other liabilities         551         518
 Fair value adjustment to securities available for sale      191         (38)
 Income tax effect related to fair value adjustment          (65)         13

See notes to consolidated financial statements.

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
                                (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2002 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire 2003 fiscal year.

(2)  Principles of Consolidation
     ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP."), and wholly-owned subsidiary, Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. All inter-company balances and transactions have been eliminated upon consolidation.

(3)  Comprehensive Income
     --------------------

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on investment securities available for sale.

For the three months ended June 30, 2002, the Company's total comprehensive income was $1.2 million compared to $732,000 for the three months ended June 30, 2001.

Total comprehensive income for the three months ended June 30, 2002 is comprised of net income of $1.1 million and other comprehensive income of $126,000, which consists of unrealized securities gains, net of tax effect.

Total comprehensive income for the three months ended June 30, 2001 is comprised of net income of $757,000 and other comprehensive loss of $25,000, which consists of unrealized securities losses, net of tax effect.

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


                                              Three Months Ended
                                                    June 30,
                                             ---------------------
                                             2002             2001
                                             ----             ----

Basic EPS computation:
  Numerator-Net Income                  $  1,072,000     $   757,000
  Denominator-Weighted average
    common shares outstanding              4,440,426       4,664,277

Basic EPS                               $       0.24     $      0.16
                                        ============     ===========

Diluted EPS computation:
  Numerator-Net Income                  $  1,072,000     $   757,000
  Denominator-Weighted average
    common shares outstanding              4,440,426       4,664,277
  Effect of dilutive stock options            33,847          27,600
  Effect of dilutive MRDP                     11,909           5,864
                                        ------------     -----------

  Weighted average common shares
  and common stock equivalents             4,486,182       4,697,741

Diluted EPS                             $       0.24     $      0.16
                                        ============     ===========


(5)  Investment Securities

There were no sales of investment securities classified as held to maturity during the quarters ended June 30, 2002 and 2001.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross    Estimated
                              Amortized   Unrealized   Unrealized        Fair
 June 30, 2002                     Cost        Gains       Losses       Value
                              ---------   ----------   ----------   ---------

 Equity securities            $  16,356   $      124   $     (795)  $  15,685
 School district bonds            2,568          110            -       2,678
                              ---------   ----------   ----------   ---------
                              $  18,924   $      234   $     (795)  $  18,363
                              =========   ==========   ==========   =========

 March 31, 2002

 Equity securities            $  16,356   $       27   $     (709)  $  15,674
 School district bonds            2,569           34           (2)      2,601
                              ---------   ----------   ----------   ---------
                              $  18,925   $       61   $     (711)  $  18,275
                              =========   ==========   ==========   =========


The contractual maturities of securities available for sale are as follows (in thousands):

                                             Amortized       Estimated
 June 30, 2002                                    Cost      Fair Value
                                             ---------      ----------

 Due after one year through five years       $     340      $      357
 Due after five years through ten years          1,611           1,688
 Due after ten years                            16,973          16,318
                                             ---------      ----------
                                             $  18,924      $   18,363
                                             =========      ==========

Investment securities with an amortized cost of $15.0 million and $15.0 million and a fair value of $14.2 million and $14.4 million at June 30, 2002 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank.

(6)  Mortgage-backed Securities
     --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross       Gross    Estimated
                              Amortized   Unrealized   Unrealized        Fair
 June 30, 2002                     Cost        Gains       Losses       Value
                              ---------   ----------   ----------   ---------


 REMICs                       $   1,804   $      113   $        -   $   1,917
 FHLMC mortgage-backed
  securities                        863           16            -         879
 FNMA mortgage-backed
  securities                      1,431           46            -       1,477
                              ---------   ----------   ----------   ---------
                              $   4,098   $      175   $        -   $   4,273
                              =========   ==========   ==========   =========
 March 31, 2002

 REMICs                       $   1,804   $       40   $        -   $   1,844
 FHLMC mortgage-backed
  securities                        964           12            -         976
 FNMA mortgage-backed
  securities                      1,618           47            -       1,665
                              ---------   ----------   ----------   ---------
                              $   4,386   $       99   $        -   $   4,485
                              =========   ==========   ==========   =========

Mortgage-backed securities held to maturity with an amortized cost of $2.7 million and $2.8 million and a fair value of $2.8 million and $2.9 million at June 30, 2002 and March 31, 2002, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):


                                               Amortized      Estimated
 June 30, 2002                                      Cost     Fair Value
                                               ---------     ----------

 Due after one year through five years         $   1,225     $    1,255
 Due after five years through ten years                2              2
 Due after ten years                               2,871          3,016
                                               ---------     ----------
                                               $   4,098     $    4,273
                                               =========     ==========

There were no sales of mortgage-backed securities held to maturity during the three months ended June 30, 2002 and the year ended March 31, 2002, respectively.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross       Gross    Estimated
                              Amortized   Unrealized   Unrealized        Fair
 June 30, 2002                     Cost        Gains       Losses       Value
                              ---------   ----------   ----------   ---------

 REMICs                       $  20,020   $      151   $      (40)  $  20,131
 FHLMC mortgage-backed
   securities                     9,963          509            -      10,472
 FNMA mortgage-backed
   securities                       738           19            -         757
                              ---------   ----------   ----------   ---------
                              $  30,721   $      679   $      (40)  $  31,360
                              =========   ==========   ==========   =========

 March 31, 2002

 REMICs                       $  25,053   $      144   $      (83)  $  25,114
 FHLMC mortgage-backed
  securities                     10,519          453            -      10,972
 FNMA mortgage-backed
  securities                        890           23            -         913
                              ---------   ----------   ----------   ---------
                              $  36,462   $      620   $      (83)  $  36,999
                              =========   ==========   ==========   =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                              Amortized      Estimated
 June 30, 2002                                     Cost     Fair Value
                                              ---------     ----------

 Due after one year through five years        $  10,569     $   11,092
 Due after five years through ten years             801            812
 Due after ten years                             19,351         19,456
                                              ---------     ----------
                                              $  30,721     $   31,360
                                              =========     ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $3.0 million and $6.3 million and a fair value of $3.1 million and $6.3 million at June 30, 2002 and March 31, 2002, respectively, were pledged as collateral for discount window borrowings at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $21.3 million and $23.3 million and a fair value of $21.8 million and $23.8 million at June 30, 2002 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $4.7 million and $4.9 million and a fair value of $4.7 million and $4.8 million at June 30, 2002 and March 31, 2002, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                         June 30,       March 31,
                                          2002            2002
                                        --------        --------
 Residential:
  One- to- four family                  $ 69,705        $ 71,710
  Multi-family                             9,468           9,895
 Construction:
  One- to- four family                    78,089          71,148
  Multi-family                             4,000           4,000
  Commercial real estate                   6,206           5,230
 Commercial                               29,337          23,319
 Consumer:
  Secured                                 26,078          24,932
  Unsecured                                1,456           1,447
 Land                                     28,313          27,406
 Commercial real estate                   85,492          84,094
                                        --------        --------
                                         338,144         323,181
 Less:
  Undisbursed portion of loans            33,495          30,970
  Deferred loan fees                       2,966           2,970
  Allowance for loan losses                2,748           2,537
                                        --------        --------
      Loans receivable, net             $298,935        $286,704
                                        ========        ========

(8)  Allowance for Loan Losses
     -------------------------

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                   Three Months Ended      Year Ended
                                     June 30, 2002       March 31, 2002
                                     -------------       --------------

 Beginning balance                     $   2,537            $   1,916
 Provision for losses                        245                1,116
 Charge-offs                                 (37)                (439)
 Recoveries                                    3                   25
 Dispositions                                  -                  (81)
                                       ---------            ---------
 Ending balance                        $   2,748            $   2,537
                                       =========            =========

At June 30, 2002 and March 31, 2002, the Company's recorded investment in loans for which an impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $1.9 million and $1.4 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.7 million and $1.1 million during the three months ended June 30, 2002 and the year ended March 31, 2002, respectively.

(9)  Loans held for Sale
     -------------------

The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(10) Intangible Assets
     -----------------

The results for the quarter ended June 30, 2002, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life. The Company does not have goodwill, but does have identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSR") that will continue to be amortized.

Intangible asset balances (excluding MSR) consisted of the following (in thousands):

                                           June 30, 2002
                                -----------------------------------
                                Carrying     Accumulated
                                 Amount      Amortization       Net
                                 ------      ------------       ---

Core deposit intangible         $ 3,269        $ 2,655         $ 614
                                =======        =======         =====

                                            March 31,2002
                                -----------------------------------
                                Carrying     Accumulated
                                 Amount      Amortization       Net
                                 ------      ------------       ---

Core deposit intangible         $ 3,269        $ 2,573         $ 696
                                =======        =======         =====

                                         Amortization Expense
                                        Quarter Ended June 30,
                                           2002          2001
                                        ----------------------
Core deposit intangibles                   $ 82        $ 82
                                           ====         =====

Changes in balance of MSR, net of valuation, were as follows (in thousands):

                                      Three Months Ended June 30,
                                            2002       2001
                                      ---------------------------
Beginning balance                          $ 912      $ 447
Additions                                    139         71
Amortization                                 (60)       (31)
Impairment adjustment                       (124)         -
                                           -----      -----
         Total                             $ 867      $ 487
                                           =====      =====

Allowance at beginning of period           $  93      $   -
Provision for impairment                     124          -
                                           -----      -----
Allowance at end of period                 $ 217      $   -
                                           =====      =====

Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be as follows (in thousands):

                            Fiscal year
                        -------------------
                        2003         $  543
                        2004            569
                        2005            242
                        2006            116
                        2007             11
                                     ------
                    Total            $1,481
                                     ======

(11) Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                              June 30,    March 31,
                                                2002        2002
                                              -------     -------

Federal Home Loan Bank Advances               $49,500     $74,500
                                              =======     =======

 Weighted average interest rate:                 5.53%       6.10%
                                                 =====       =====

Borrowings have the following maturities at June 30, 2002 (in thousands):

      Fiscal Year
      -----------
        2003              $ 14,500
        2004                     -
        2005                     -
        2006                15,000
        2007                20,000
                          --------
                          $ 49,500
                          ========

(12) Shareholders' Equity
     --------------------

Repurchase of Common stock

In July 2001, the Company received regulatory approval to repurchase up to 10%, or 465,504 shares of its outstanding shares at June 30, 2001. At

June 30, 2002, 353,200 shares had been repurchased at an average cost of $12.24 per share. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(13) Recently Issued Accounting Pronouncements
     -----------------------------------------

Recently Issued Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. The Statement required discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. Upon the adoption of the provisions of SFAS No. 142 at April 1, 2002 there was no effect on the Company's financial statements, as the Company does not currently have any goodwill. The Company's current intangible assets consist of core deposit intangibles and mortgage servicing rights.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 became effective for the Company beginning April 1, 2002 and had no impact on the financial statements of the Company.

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

At June 30, 2002, the Company had commitments to originate fixed rate mortgages of $2.5 million at interest rates ranging from 5.5% to 8.25%. At June 30, 2002 adjustable rate mortgage loan commitments were $2.4 million at an average interest rate of 6.38%. The undisbursed balance of mortgage loans closed was $33.5 million at June 30, 2002. Consumer loan commitments totaled $1.0 million and unused lines of consumer credit totaled $15.3 million at June 30, 2002. Commercial real estate loan commitments totaled $150,000 and unused lines of commercial real estate credit totaled $7.1 million at June 30, 2002. Unused commercial lines of credit totaled $15.4 million at June 30, 2002.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2. RIVERVIEW BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Safe Harbor Clause. This report on Form 10-Q contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.
These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The Company has identified two policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of mortgage servicing rights. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis and in Note 1, Note 6 and Note 8 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to four- family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, in fiscal year 1998 to 27.12% and 8.68% respectively, at June
30, 2003.   The Company continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking, subject to market conditions. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the consolidated financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The Company continues to experience growth in the customer usage of the online banking services and has recently introduced check image services to its customers. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, RAMCORP., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

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

Financial Condition

At June 30, 2002, the Company had total assets of $408.2 million compared with $392.1 million at March 31, 2002. The increase in total assets reflects the growth in loans.

At June 30, 2002, the Company had $338.1 million in gross loans, an increase of $15.0 million compared to $323.2 million at March 31, 2002. One- to- four family residential mortgage loans decreased $2.0 million to $69.7 million at June 30, 2002 from $71.7 million at March 31, 2002 a result of managements plan to sell all fixed mortgage loans to FHLMC and retain the loan servicing of such loans. Commercial loans increased $6.0 million to $29.3 million at June 30, 2002 from $23.3 million at March 31, 2002. Commercial real estate loans increased $1.4 million to $85.5 million at June 30, 2002 from $84.1 million at March 31, 2002. Loans receivable (Note 7) provides a detailed analysis of the $338.1 million gross loan portfolio at June 30, 2002 as compared to the $323.2 million gross loan portfolio at March 31, 2002. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family residential mortgage loans.

Deposits totaled $301.2 million at June 30, 2002 compared to $259.7 million at March 31, 2002. The deposit increase is due to an inflow of funds in all categories of deposits. The total average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased 27.4% to $109.8 million at June 30, 2002, compared to $86.2 million at March 31, 2002. Transaction accounts represented 37.2% and 32.5% of average total outstanding balance of deposits at June 30, 2002 and March 31, 2002, respectively.

FHLB advances totaled $49.5 million at June 30, 2002 and $74.5 million at March 31, 2002. During the first quarter of fiscal year 2003, an advance from FHLB Seattle for $25.0 million with a fixed interest rate of 7.22% was repaid.

Capital Resources

Total shareholders' equity decreased $347,000 to $53.3 million at June 30, 2002 compared to $53.7 million at March 31, 2002. The activity in shareholders' equity for the first three months of fiscal year 2003 was $1.1 million in earnings, dividends of $551,000, exercise of stock options of $25,000, stock repurchased $1.2 million, earned ESOP shares $86,000, earned MRDP shares of $94,000 and $126,000 change in net unrealized gain on securities available for sale, net of tax effect.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 2002, the Community Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2002, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2002, the Community Bank's tangible, core and risk-based total capital ratios amounted to 12.01%, 12.01%, and 16.81%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                Categorized
                                                                  as "Well
                                                                Capitalized"
                                                                Under Prompt
                                               For Capital       Corrective
                                Actual      Adequacy Purpose  Action Provision
                           ---------------------------------------------------
                            Amount   Ratio   Amount   Ratio    Amount   Ratio
                            ------   -----   ------   -----    ------   -----
As of June 30, 2002
Total Capital:
 (To Risk Weighted Assets)  $51,475   16.81%  $24,495    8.0%   $30,619  10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,727   15.91       N/A    N/A     18,371   6.0
Core Capital:
 (To Total Assets)           48,727   12.01    12,171    3.0     20,285   5.0
Tangible Capital:
 (To Tangible Assets)        48,727   12.01     6,086    1.5        N/A   N/A

As of March 31, 2002
Total Capital:
 (To Risk Weighted Assets)  $51,077   17.04%  $23,987    8.0%   $29,984  10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,549   16.19       N/A    N/A     17,990   6.0
Core Capital:
 (To Total Assets)           48,549   12.52    11,637    3.0     19,395   5.0
Tangible Capital:
 (To Tangible Assets)        48,549   12.52     5,819    1.5        N/A   N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to accounting principles generally accepted in the

United States of America, to regulatory tangible and risk-based capital at June 30, 2002 (in thousands):

Equity                                       $49,410
Net unrealized loss on securities
        available for sale                        18
Core deposit intangible asset                   (614)
Servicing asset                                  (87)
                                             -------
           Tangible capital                   48,727
General valuation allowance                    2,748
                                             -------
           Total capital                     $51,475
                                             =======

Bank Liquidity

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary effective July 18, 2001. In light of this action, the OTS repealed its liquidity regulations, with the following exceptions. Savings associations must continue to maintain sufficient liquidity to ensure safe and sound operation; the appropriate level of liquidity will vary depending on the activities in which the savings association engages. Management does not believe this rule change has had any adverse impact on the Community Bank's operations.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Community Bank. Dividends and other capital distributions from the Community Bank are subject to regulatory restrictions.

Cash, including interest-earning overnight investments, was $34.2 million at June 30, 2002 compared to $22.5 million at March 31, 2002. Investment securities and mortgage-backed securities available for sale at June 30, 2002 were $18.4 million and $31.4 million, respectively, compared to $18.3 million and $37.0 million, respectively, at March 31, 2002. See "Financial Condition."

Asset Quality

Allowance for loan losses was $2.7 million at June 30, 2002, compared to $2.5 million at March 31, 2002. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Internal Loan Classification Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Internal Loan Classification Committee members include the Credit Administrator, Chairman and CEO, Chief Financial Officer, Executive VP Sales & Production, Senior VP Lending and Senior VP Business & Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever those changes are warranted. At least annually loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Internal Loan Classification Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

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

The general allowance element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not been realized. Borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in a loan default and eventual loss. Examples of such loss-causing events in the case of consumer or one- to four-family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be loss of customers due to competition or economy changes. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

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

At June 30, 2002, the Company had an allowance for loan losses of $2.7 million, or 0.81% of total outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, thereby negatively affecting the Company's financial condition and results of operations.

Non-performing assets were $2.0 million, or 0.50% of total assets at June 30, 2002 compared with $2.4 million, or 0.61% of total assets at March 31, 2002. The $1.9 million balance of non-accrual loans is made up of three residential properties totaling $407,000, two residential construction loans totaling $504,000, four commercial real estate loan totaling $409,000, one commercial loan totaling $54,000, one land loan totaling $169,000 and eight consumer loans totaling $387,000. The $93,000 balance of real estate owned consists of one land and one lot loan. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                 June 30, 2002         March 31, 2002
                                 -------------         --------------
                                       (Dollars in thousands)
Loans accounted for on
a non-accrual basis:

Real Estate
 Residential                       $  911                 $  830
 Commercial                           409                    297
Land                                  169                    180
Commercial                             54                     54
Consumer                              387                     39
                                   ------                 ------
      Total                         1,930                  1,400
                                   ------                 ------
Accruing loans which are
contractually past due 90
days or more                            3                    122
                                   ------                 ------
Total of non-accrual and
90 days past due loans              1,933                  1,522
                                   ------                 ------

Real estate owned (net)                93                    853
                                   ------                 ------
  Total non-performing assets      $2,026                 $2,375
                                   ======                 ======
Total loans delinquent 90
days or more to net loans            0.64%                  0.53%

Total loans delinquent 90
days or more to total assets         0.47                   0.39

Total non-performing assets
to total assets                      0.50                   0.61


      Comparison of Operating Results for the Three Months Ended
                      June 30, 2002 and 2001

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

Net income for the three months ended June 30, 2002 was $1.1 million, or $0.24 per basic share ($0.24 per diluted share). This compares to net income of $757,000, or $0.16 per basic share ($0.16 per diluted share) for the same period in fiscal 2002.

Net interest income increased $276,000 to $4.1 million for the three months ended June 30, 2002 compared with $3.8 million for the same period in the prior year. The increase in net interest income was due to the shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 44.4% to $109.8 million at June 30, 2002, compared to $76.0 million at June 30, 2001. Certificates of deposits average outstanding balance decreased 29.3% to $113.5 million from $160.5 million, respectively at June 30, 2002 and June 30, 2001. The decrease in average balance of certificates of deposit reflected the outflow of public funds caused by the lower interest rate the Company paid.

Interest income for the three months ended June 30, 2002 was $6.8 million, a decrease of $1.5 million, or 18.1% compared to the $8.3 million interest income for the same period in fiscal year 2002. Yield on interest-earning assets for the first quarter of fiscal year 2003 was 7.13% compared to 8.14% for the same three-month period in fiscal year 2002. The lower first quarter fiscal 2003 yield and interest income reflects the lower interest rate environment and lower average balance of interest earning assets as compared to the same period for the prior year.

Average interest-earning assets decreased to $386.2 million for the three months ended June 30, 2002 from $414.8 million for the three months ended June 30, 2001. The decrease in average interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities, investment securities and daily interest bearing investments partially offset by an increase in non-mortgage loans. The change in the mix of average interest-earning assets reflects the securitization of $40.3 million of fixed rate mortgage loans in the quarter ended September 30, 2001. Net interest income decreased $444,000 due to the decrease in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2002 period.

Interest expense was $2.7 million for the quarter ended June 30, 2002, a decrease of $1.9 million, or 41.3% compared to the $4.6 million interest expense for the same period in fiscal year 2002. The cost of average interest-bearing liabilities for the first quarter of fiscal year 2003 was 3.43% compared to 5.20% for the same three-month period in fiscal year 2002. The lower interest expense for the three-month period ended June 30, 2002 is the result of the lower interest rates in the first quarter of fiscal year 2003 compared to the same period in the prior year. Average interest-bearing liabilities decreased to $318.7 million at June 30, 2002, from $350.6 million for the first quarter ended June 30, 2001. The $31.9 million decrease in average interest-earning liabilities more than offset the $28.6 million decrease in average interest-bearing assets. The liability decrease was primarily the result of a decrease in certificates of deposit and FHLB borrowings partially offset by growth in transaction accounts. The proceeds from the September 30, 2001 sale of $25.1 million of available for sale mortgage-backed securities was used to pay down borrowings from FHLB Seattle in the third quarter of fiscal year 2002. Growth in Now accounts during the first quarter of fiscal year 2003 was used to repay $25.0 million in FHLB borrowings.

The change in interest rates for this same period of comparison increased net interest income $49,000. This quarterly comparison of the impact of the changes in interest rates illustrates the liability sensitivity of the balance sheet. The decrease in interest rates benefited net interest income due to the fact that repricing opportunities in the liabilities, especially in money market accounts and certificates of deposit outpaced the repricing that was experienced in loans and securities. Floors and fixed rates in the loans and securities enhanced the benefits that resulted from the repricing of liabilities. The change in the interest rate average volume mixes of assets and liabilities for the same three-month periods reduced net interest income $233,000.

The interest rate spread increased from 2.94% for the three month 2002 period to 3.70% for the three month 2003 period. Net interest income as a percentage of average earning assets (net interest margin), increased to 4.30% during the first quarter ended June 30, 2002, from 3.75% for the first quarter ended June 30, 2001. The increased fiscal year 2003 net interest margin reflects the decrease in the interest rates and the change in the composition of the balance sheet.

The provision for loan losses for the three-month period ended June 30, 2002 was $245,000 compared to $510,000 for the same period in the prior year.
There was $34,000 in net charge-offs during the three months ended June 30, 2002, and $62,000 in net charge-offs for the three months ended June 30, 2001.

Non-interest income increased $107,000 to $1.4 million, or 8.2% as compared to the $1.3 million non-interest income for the three months ended June 30, 2001. The 8.2% increase in non-interest income reflects increased fee income from deposit service charges, asset management fees and gain on sale of loans held for sale. The first quarter of fiscal year 2003 loan servicing loss of $100,000 reflects a negative $184,000 valuation adjustment of mortgage servicing assets caused by the increased PSA (the Bond Market Association's standard prepayment) values during the quarter.

Non-interest expense increased $172,000, to $3.7 million or 4.9% as compared to $3.5 million for the same period for the prior year. Salaries and employee benefits increased $142,000 to $2.0 million for the quarter ended June 30, 2002 as compared to $1.9 million for the same quarter in the prior year. The fiscal year 2003, first quarter's salaries and employee benefits reflects there were 150 full-time equivalent employees at June 30, 2002 compared with 146 full-time equivalent employees at June 30, 2001.

Provision for federal income taxes for the first quarter of fiscal year 2003 was $457,000, resulting in an effective tax rate of 29.9%, compared to $296,000 and 28.1% for the same quarter of fiscal year 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

      Not applicable

Item 5. Other Information
        -----------------

      Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

           (a) Exhibits:

               3.1    Articles of Incorporation of the Registrant(1)
               3.2    Bylaws of the Registrant(1)
               4      Form of Certificate of Common Stock of the Registrant(1)
               10.1   Employment Agreement with Patrick Sheaffer(2)
               10.2   Employment Agreement with Ronald A. Wysaske(2)
               10.3   Severance Agreement with Michael C. Yount(2)
               10.4   Severance Agreement with Karen Nelson(2)
               10.5   Severance Agreement with John A. Karas(5)
               10.6   Employee Severance Compensation Plan(2)
               10.7   Employee Stock Ownership Plan(3)
               10.8   Management Recognition and Development Plan(4)
               10.9   1998 Stock Option Plan(4)
               10.10  1993 Stock Option and Incentive Plan(4)
               21     Subsidiaries of Registrant(3)

           (b) Reports on Form 8-K: No Forms 8-K were filed during the quarter ended June 30 , 2002.

--------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(4) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's form 10-K for the year ended March 31, 2002, and incorporated by reference.

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RIVERVIEW BANCORP, INC.


DATE: July 31, 2002             BY:/S/ Patrick Sheaffer
                                   ---------------------------------
                                       Patrick Sheaffer
                                       President

DATE: July 31, 2002             BY:/S/ Ron Wysaske
                                   ---------------------------------
                                       Ron Wysaske
                                       Executive Vice President/Treasurer

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF RIVERVIEW BANCORP, INC.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/S/ Patrick Sheaffer                     /S/ Ron Wysaske
---------------------------------        ---------------------------------
Patrick Sheaffer                         Ron Wysaske
Chief Executive Officer                  Chief Financial Officer


Dated: August 2, 2002