Form 10-Q
period 2002-09-30
RIVERVIEW BANCORP INC
filed 2002-11-13
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No X .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,284,348 shares as of September 30, 2002.


Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I. Financial Information                              Page

Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets
        as of September 30, 2002 and March 31, 2002               1

        Consolidated Statements of Income: Three and Six
        Months Ended September 30, 2002 and 2001                  2

        Consolidated Statements of Shareholders' Equity
        for the Year Ended March 31, 2002 and the
        Six Months Ended September 30, 2002                       3

        Consolidated Statements of Cash Flows for the
        Six Months Ended September 30, 2002 and 2001              4

        Notes to Consolidated Financial Statements             5-13

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                            13-23

Item 3: Quantitative and Qualitative Disclosures
        About Market Risk                                        24

Item 4: Controls and Procedures                                  24

Part II. Other Information                                    25

SIGNATURES                                                       26

CERTIFICATIONS                                                27-28


Part I.  Financial Information
Item I.  Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 and MARCH 31, 2002
(In thousands, except share data) (Unaudited)	SEPTEMBER 30, 2002	MARCH 31, 2002
ASSETS
Cash (including interest-earning accounts of $16,179 and $14,369)	$ 31,810	$ 22,492
Loans held for sale	674	1,826
Investment securities available for sale, at fair value (amortized cost of $23,923 and $18,925)	23,480	18,275
Mortgage-backed securities held to maturity, at amortized cost (fair value of $3,923 and $4,485)	3,824	4,386
Mortgage-backed securities available for sale, at fair value (amortized cost of $25,330 and $36,462)	25,967	36,999
Loans receivable (net of allowance for loan losses of $2,689 and $2,537)	294,470	286,704
Real estate owned	93	853
Prepaid expenses and other assets	192	525
Accrued interest receivable	1,595	1,902
Federal Home Loan Bank stock, at cost	5,478	5,317
Premises and equipment, net	10,224	10,607
Deferred income taxes, net	559	607
Mortgage servicing rights, net	636	912
Core deposit intangible, net	532	696
TOTAL ASSETS	$ 399,534	$ 392,101
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts	$ 297,847	$ 259,690
Accrued expenses and other liabilities	3,208	4,001
Advance payments by borrowers for taxes and insurance	257	233
Federal Home Loan Bank advances	45,000	74,500
Total liabilities	346,312	338,424

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2002 4,560,958 issued, 4,284,348 outstanding
March 31, 2002 4,735,066 issued, 4,458,456 outstanding	46	47
Additional paid-in capital	33,233	35,725
Retained earnings	21,751	20,208
Unearned shares issued to employee stock ownership trust	(1,907)	(2,010)
Unearned shares held by the management recognition and development plan	(29)	(218)
Accumulated other comprehensive income (loss)	128	(75)
Total shareholders' equity	53,222	53,677
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 399,534	$ 392,101

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share data) (Unaudited)	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans receivable	$ 6,060	$ 6,237	$ 11,973	$ 13,099
Interest on investment securities	30	103	58	254
Interest on mortgage-backed securities	367	739	816	1,423
Other interest and dividends	353	544	743	1,177
Total interest income	6,810	7,623	13,590	15,953
INTEREST EXPENSE:
Interest on deposits	1,461	2,378	3,055	5,424
Interest on borrowings	646	1,572	1,776	3,076
Total interest expense	2,107	3,950	4,831	8,500

Net interest income	4,703	3,673	8,759	7,453

Less provision for loan losses	82	-	327	510

Net interest income after
provision for loan losses	4,621	3,673	8,432	6,943

NON-INTEREST INCOME:
Fees and service charges	1,034	847	1,962	1,754
Asset management services	178	157	370	388
Gain on sale of loans held for sale	265	252	614	381
Gain on sale of securities	-	863	-	863
Gain on sale of other real estate owned	9	18	29	18
Gain on sale of land and fixed assets	-	4	-	4
Loan servicing income (expense)	(241)	(9)	(341)	12
Other	19	18	40	33

Total non-interest income	1,264	2,150	2,674	3,453

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,035	1,849	4,069	3,741
Occupancy and depreciation	642	538	1,234	1,073
Data processing	207	137	417	395
Amortization of core deposit intangible	81	81	163	163
Marketing expense	221	187	410	363
FDIC insurance premium	11	13	22	26
State and local taxes	101	102	191	202
Telecommunications	54	59	98	116
Professional fees	87	75	205	163
Other	278	309	600	628
Total non-interest expense	3,717	3,350	7,409	6,870

INCOME BEFORE FEDERAL INCOME TAXES	2,168	2,473	3,697	3,526

PROVISION FOR FEDERAL INCOME TAXES	674	777	1,131	1,073

NET INCOME	$ 1,494	$ 1,696	$ 2,566	$ 2,453

Earnings per common share:
Basic	$ 0.34	$ 0.37	$ 0.58	$ 0.53
Diluted	0.34	0.36	0.58	0.52

Weighted average number of shares outstanding:
Basic	4,345,985	4,624,771	4,392,947	4,644,416
Diluted	4,414,320	4,672,615	4,450,357	4,685,291

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2002
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)
(In thousands except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Unearned Shares Issued to MDRP	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance, April 1, 2001	4,655,040	$ 50	$ 38,687	$ 17,349	$ (2,217)	$ (762)	$ (386)	$ 52,721
Cash Dividends	-	-	-	(2,009)	-	-	-	(2,009)
Exercise of stock options	22,345	-	91	-	-	-	-	91
Stock repurchased and retired	(268,700)	(3)	(3,120)	-	-	-	-	(3,123)
Earned ESOP shares	24,633	-	77	-	207	-	-	284
Earned MRDP shares	25,138	-	(10)	-	-	544	-	534
	4,458,456	47	35,725	15,340	(2,010)	(218)	(386)	48,498
Comprehensive income
Net Income	-	-	-	4,868	-	-	-	4,868
Other Comprehensive Income: Unrealized holding gain on securities of $881 (net of $454 tax effect) less reclassification adjustment for net gains included in net income of $570 net of $293 tax effect.	-	-	-	-	-	-	311	311
Total comprehensive income	-	-	-	-	-	-	-	5,179

Balance, March 31, 2002	4,458,456	47	35,725	20,208	(2,010)	(218)	(75)	53,677
Cash dividends	-	-	-	(1,090)	-	-	-	(1,090)
Exercise of stock options	3,992	-	31	-	-	-	-	31
Stock repurchased and retired	(178,100)	(1)	(2,598)	-	-	-	-	(2,599)
Earned ESOP shares	-	-	77	(5)	103	-	-	175
Earned MRDP shares	-	-	(2)	72	-	189	-	259

	4,284,348	46	33,233	19,185	(1,907)	(29)	(75)	50,453
Comprehensive Income
Net Income	-	-	-	2,566	-	-	-	2,566
Other Comprehensive Income: Unrealized holding gain on securities of $203 net of $105 tax effect.	-	-	-	-	-	-	203	203
Total comprehensive income	-	-	-	-	-	-	-	2,769

Balance, September 30, 2002	4,284,348	$ 46	$ 33,233	$ 21,751	$ (1,907)	$ (29)	$ 128	$ 53,222

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(In thousands) (Unaudited)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,566	$ 2,453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,213	873
Provision for losses on loans	327	510
Disposition of allowance for loan losses	-	(29)
Credit for deferred income taxes	(57)	(146)
Noncash expense related to ESOP benefit	180	131
Noncash expense related to MRDP benefit	187	173
Decrease in deferred loan origination fees, net of amortization	267	49
Federal Home Loan Bank stock dividend	(161)	(174)
Net gain on sale of real estate owned, mortgage-backed
and investment securities and premises and equipment	(611)	(1,234)
Changes in assets and liabilities:
Decrease (Increase) in loans held for sale	1,152	(725)
Decrease in prepaid expenses and other assets	224	756
Decrease in accrued interest receivable	263	218
Increase in accrued expenses and other liabilities	(775)	(12)
Net cash provided by operating activities	4,775	2,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(138,545)	(123,949)
Principal repayments on loans	112,277	98,162
Loans sold	17,977	11,866
Principal repayments on mortgage-backed securities held to maturity	562	1,078
Proceeds from call or maturity of investment securities available for sale	-	2,500
Proceeds from sale of mortgage-backed securities available for sale	-	25,944
Principal repayments on mortgage-backed securities available for sale	11,133	8,218
Purchase of investment securities available for sale	(5,000)	-
Principal repayments on investment securities available for sale	-	3,547
Principal repayments on investment securities held to maturity	-	22
Purchase of premises and equipment	(103)	(711)
Purchase of Federal Home Loan Bank stock	-	(543)
Proceeds from sale of real estate	1,173	714
Net cash provided by (used in) investing activities	(526)	26,848

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	38,157	(19,963)
Dividends paid	(1,044)	(1,019)
Repurchase of common stock	(2,599)	(1,635)
Proceeds from Federal Home Loan Bank advances	-	20,000
Repayment of Federal Home Loan Bank advances	(29,500)	-
Net increase in advance payments by borrowers	24	15
Proceeds from exercise of stock options	31	-
Net cash provided by (used in ) financing activities	5,069	(2,602)

NET INCREASE IN CASH	9,318	27,089
CASH, BEGINNING OF PERIOD	22,492	38,935
CASH, END OF PERIOD	$ 31,810	$ 66,024

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$ 5,033	$ 8,625
Income taxes	1,212	975

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mortgage loans securitized and classified as mortgage-backed
securities available for sale	$ -	$ 40,347
Transfer of loans to real estate owned	373	954
Dividends declared and accrued in other liabilities	539	502
Fair value adjustment to securities available for sale	308	1,235
Income tax effect related to fair value adjustment	(105)	(420)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2002 Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the three months and six months ended September 30, 2002, the Company's total comprehensive income was $1.6 million and $2.8 million, respectively, compared to $2.5 million and $3.3 million for the three and six months ended September 30, 2001, respectively.

Total comprehensive income for the three and six months ended September 30, 2002 is comprised of net income of $1.5 million and $2.6 million and other comprehensive income of $77,000 and $203,000, net of tax effect, respectively. Other comprehensive income consists of unrealized securities gains.

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


(4) Earnings Per Share

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

	Three Months Ended
	September 30,
	2002	2001

Basic EPS computation:
Numerator-Net Income	$ 1,494,000	$ 1,696,000
Denominator-Weighted average
common shares outstanding	4,345,985	4,624,771

Basic EPS	$ 0.34	$ 0.37

Diluted EPS computation:
Numerator-Net Income	$ 1,494,000	$ 1,696,000
Denominator-Weighted average
common shares outstanding	4,345,985	4,624,771
Effect of dilutive stock options	51,744	33,106
Effect of dilutive MRDP	16,591	14,738

Weighted average common shares
and common stock equivalents	4,414,320	4,672,615

Diluted EPS	$ 0.34	$ 0.36

	Six Months Ended
	September 30,
	2002	2001

Basic EPS computation:
Numerator-Net Income	$ 2,566,000	$ 2,453,000
Denominator-Weighted average
common shares outstanding	4,392,947	4,644,416

Basic EPS	$ 0.58	$ 0.53

Diluted EPS computation:
Numerator-Net Income	$ 2,566,000	$ 2,453,000
Denominator-Weighted average
common shares outstanding	4,392,947	4,644,416
Effect of dilutive stock options	43,087	30,302
Effect of dilutive MRDP	14,323	10,573

Weighted average common shares
and common stock equivalents	4,450,357	4,685,291

Diluted EPS	$ 0.58	$ 0.52


(5) Investment Securities

There were no sales of investment securities classified as held to maturity during the periods ended September 30, 2002 and 2001.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$ 5,000	$ -	$ -	$ 5,000
Equity securities	16,356	183	(812)	15,727
School district bonds	2,567	186	-	2,753
	$ 23,923	$ 369	$ (812)	$ 23,480
March 31, 2002
Equity securities	$ 16,356	$ 27	$ (709)	$ 15,674
School district bonds	2,569	34	(2)	2,601
	$ 18,925	$ 61	$ (711)	$ 18,275

Investment securities with an amortized cost of $15.0 million and $15.0 million and a fair value of $14.2 million and $14.4 million at September 30, 2002 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank.

The contractual maturities of securities available for sale are as follows (in thousands):

September 30, 2002	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 340	$ 364
Due after five years through ten years	1,610	1,737
Due after ten years	21,973	21,379
	$ 23,923	$ 23,480

(6)Mortgage-backed Securities

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2002
REMICs	$ 1,804	$ 53	$ -	$ 1,857
FHLMC mortgage-backed securities	747	10	-	757
FNMA mortgage-backed securities	1,273	36	-	1,309
	$ 3,824	$ 99	$ -	$ 3,923
March 31, 2002
REMICs	$ 1,804	$ 40	$ -	$ 1,844
FHLMC mortgage-backed securities	964	12	-	976
FNMA mortgage-backed securities	1,618	47	-	1,665
	$ 4,386	$ 99	$ -	$ 4,485


The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2002	Amortized Cost	Estimated Fair Value

Due after one year through five years	$ 1,036	$ 1,060
Due after five years through ten years	2	2
Due after ten years	2,786	2,861
	$ 3,824	$ 3,923

Mortgage-backed securities held to maturity with an amortized cost of $2.5 million and $2.8 million and a fair value of $2.6 million and $2.9 million at September 30, 2002 and March 31, 2002, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

There were no sales of mortgage-backed securities held to maturity during the periods ended September 30, 2002 and 2001.

Mortgage-backed securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2002
REMICs	$ 15,868	$ 216	$ (40)	$ 16,044
FHLMC mortgage-backed securities	8,879	450		9,329
FNMA mortgage-backed securities	583	11	-	594
	$ 25,330	$ 677	$ (40)	$ 25,967
March 31, 2002	41,067
REMICs	$ 25,053	$ 144	$ (83)	$ 25,114
FHLMC mortgage-backed securities	10,519	453	-	10,972
FNMA mortgage-backed securities	890	23	-	913
	$ 36,462	$ 620	$ (83)	$ 36,999

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

September 30, 2002	Amortized Cost	Estimated Fair Value
Due after one year through five years	$ 9,348	$ 9,805
Due after five years through ten years	801	808
Due after ten years	15,181	15,354
	$ 25,330	$ 25,967

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $19.9 million and $23.3 million and a fair value of $20.5 million and $23.8 million


at September 30, 2002 and March 31, 2002, respectively, were pledged as collateral for the discount window at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $4.1 million and $4.9 million and a fair value of $4.1 million and $4.8 million at September 30, 2002 and March 31, 2002, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7) Loans Receivable

Loans receivable consisted of the following (in thousands):

	September 30, 2002	March 31, 2002
Residential:
One- to- four family	$ 67,867	$ 71,710
Multi-family	7,336	9,895
Construction:
One- to- four family	68,665	71,148
Multi-family	4,000	4,000
Commercial real estate	6,191	5,230
Commercial	31,334	23,319
Consumer:
Secured	25,447	24,932
Unsecured	1,436	1,447
Land	36,112	27,406
Commercial real estate	84,465	84,094
	332,853	323,181
Less:
Undisbursed portion of loans	32,773	30,970
Deferred loan fees	2,921	2,970
Allowance for loan losses	2,689	2,537
Loans receivable, net	$ 294,470	$ 286,704

  Allowance for Loan Losses

A reconciliation of the allowances for loan losses is as follows (in thousands):
	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Beginning balance	$ 2,748	$ 2,364	$ 2,537	$ 1,916
Provision for losses	82	-	327	510
Charge-offs	(147)	(50)	(184)	(113)
Recoveries	6	1	9	2
Dispositions	-	(81)	-	(81)
Ending balance	$ 2,689	$ 2,234	$ 2,689	$ 2,234

At September 30, 2002 and March 31, 2002, the Company's recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $1.7 million and $1.4 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.7 million and $1.1 million during the six months ended September 30, 2002 and the year ended March 31, 2002, respectively.


(9) Loans held for Sale

The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(10) Intangible Assets

The results for the quarter ended September 30, 2002, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life. The Company does not have goodwill, but does have identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSR") that will continue to be amortized. The Company adopted SFAS No. 142 April 1, 2002.

Intangible asset balances (excluding MSR) consisted of the following (in thousands):
September 30, 2002
	Carrying Amount	Accumulated Amortization	Net
Core deposit intangible	$ 3,269	$ 2,737	$ 532
March 31, 2002
	Carrying Amount	Accumulated Amortization	Net
Core deposit intangible	$ 3,269	$ 2,573	$ 696

	Amortization Expense Quarter Ended September 30,
	2002	2001

Core deposit intangibles	$ 81	$ 81

	Amortization Expense Year to Date September 30,
	2002	2001

Core deposit intangibles	$ 163	$ 163

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio are not realized if the loan pays off earlier than anticipated. If loans payoff earlier than anticipated there is no economic benefit since loans in our servicing portfolio do not contain penalty provisions for early payoff.

An estimated fair value of MSR is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash


flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. MSR impairment is recorded in the amount that the estimated fair value is less than the MSR carrying value.

Changes in balance of MSR, net of valuation, were as follows (in thousands):

	Three Months Ended September 30,
	2002	2001

Beginning balance	$ 867	$ 487
Additions	95	350
Amortization	(67)	(42)
Impairment adjustment	(259)	(44)
Total	$ 636	$ 751

Allowance at beginning of period	$ 217	$ -
Provision for impairment	259	44
Allowance at end of period	$ 476	$ 44
	Six Months Ended September 30,
	2002	2001

Beginning balance	$ 912	$ 447
Additions	234	421
Amortization	(127)	(73)
Impairment adjustment	(383)	(44)
Total	$ 636	$ 751
Allowance at beginning of period	$ 93	$ -
Provision for impairment	383	44
Allowance at end of period	$ 476	$ 44

Amortization expense for the net carrying amount of intangible assets at September 30, 2002 is estimated to be as follows (in thousands):

Fiscal year
2003	$ 302
2004	561
2005	241
2006	60
2007	4
Total	$1,168

(11) Borrowings

Borrowings are summarized as follows (in thousands):

	September 30, 2002	March 31, 2002
Federal Home Loan Bank Advances	$45,000	$74,500
Weighted average interest rate:	5.39%	6.10%


Borrowings have the following maturities at September 30, 2002 (in thousands):

Fiscal Year
2003	$ 10,000
2004	-
2005	-
2006	15,000
2007	20,000
$ 45,000

  Shareholders' Equity

Repurchase of Common stock

In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. At September 30, 2002, no shares had been repurchased under this plan.

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At September 30, 2002 446,800 shares had been repurchased at an average cost of $12.81 per share. Since the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(13) Recently Issued Accounting Pronouncements

In September 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement.

In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

This Statement is effective for acquisitions under the purchase method of accounting for which the date of acquisition is on or after October 1, 2002.  The provisions in this Statement related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.  The Company believes there will be no current impact of adopting the provisions of this statement on its financial statements.


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

At September 30, 2002, the Company had commitments to originate fixed rate mortgages of $3.5 million at interest rates ranging from 5.125% to 7.00%. At September 30, 2002 adjustable rate mortgage loan commitments were $2.5 million at an average interest rate of 6.151%. The undisbursed balance of mortgage loans closed was $32.8 million at September 30, 2002. Consumer loan commitments totaled $800,000 and unused lines of consumer credit totaled $15.9 million at September 30, 2002. Commercial real estate loan commitments totaled $2.2 million and unused lines of commercial real estate credit totaled $6.3 million at September 30, 2002. Commercial loan commitments totaled $650,000 and unused commercial lines of credit totaled $17.6 million at September 30, 2002.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report on Form 10-Q contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's


expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors, which could affect actual results, include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The Company has identified two policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of mortgage servicing rights. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis and in Note 1, Note 6 and Note 8 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to four- family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, in fiscal year 1998 to 27.24% and 9.41% respectively, at September 30, 2002. The Company continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking, subject to market conditions. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the resulting financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more


complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

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

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, RAMCORP., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan area, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

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


Financial Condition

At September 30, 2002, the Company had total assets of $399.5 million compared with $392.1 million at March 31, 2002. The increase in total assets reflects the growth in loans.

At September 30, 2002, the Company had $332.9 million in gross loans, an increase of $9.7 million compared to $323.2 million at March 31, 2002. One- to- four family residential mortgage loans decreased $3.8 million to $67.9 million at September 30, 2002 from $71.7 million at March 31, 2002 as a result of management's plan to sell most of the fixed mortgage loans to the FHLMC and retain the loan servicing of such loans. Commercial loans increased $8.0 million to $31.3 million at September 30, 2002 from $23.3 million at March 31, 2002. The $8.0 million increase consisted of $5.5 million increase in secured and unsecured lines of credit and $2.5 million increase in term loans. Commercial real estate loans increased $371,000 to $84.5 million at September 30, 2002 from $84.1 million at March 31, 2002. Land loans increased $8.7 million to $36.1 million at September 30, 2002 from $27.4 million at March 31, 2002. The $8.7 million increase reflects the addition of four residential development loans. Loans receivable (Note 7) provides a detailed analysis of the $332.9 million gross loan portfolio at September 30, 2002 as compared to the $323.2 million gross loan portfolio at March 31, 2002. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family residential mortgage loans.

Deposits totaled $297.8 million at September 30, 2002 compared to $259.7 million at March 31, 2002. The $38.1 million deposit increase is attributable to an inflow of funds in all categories of deposits, except for certificates of deposit, which experienced a slight decrease. The year to date total average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased 31.3% to $151.9 million at September 30, 2002, compared to $115.7 million at March 31, 2002. Transaction accounts represented 52.6% and 43.0% of the year to date average total outstanding balance of deposits at September 30, 2002 and March 31, 2002, respectively.

FHLB advances totaled $45.0 million at September 30, 2002 and $74.5 million at March 31, 2002. During the first six months of fiscal year 2003, advances from FHLB Seattle totaling $29.5 million were repaid.

Capital Resources

Total shareholders' equity decreased $455,000 to $53.2 million at September 30, 2002 compared to $53.7 million at March 31, 2002. The activity in shareholders' equity for the first six months of fiscal year 2003 was $2.6 million in earnings, dividends of $1.1 million, exercise of stock options $31,000, stock repurchased $2.6 million, earned ESOP shares $175,000, earned MRDP shares of $259,000 and $203,000 change in net unrealized gain on securities available for sale, net of tax benefit.

The Company is not subject to any regulatory capital requirements. The Community Bank, however, is subject to various regulatory capital requirements implemented by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Company and the Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Community Bank must meet specific capital guidelines that involve quantitative measures of the Community Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Community Bank's capital amounts and


classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 2002, the Community Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2002, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At September 30, 2002, the Community Bank's tangible, core and risk-based total capital ratios amounted to 12.69%, 12.69%, and 17.21%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

Categorized as "Well
Capitalized" Under
For Capital           Prompt Corrective
	Actual		Adequacy	Purpose	Action	Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30,2002
Total Capital: (To Risk Weighted Assets)	$53,098	17.21%	$24,680	8.0%	$30,851	10.0%
Tier I Capital: (To Risk Weighted Assets)	50,409	16.34	N/A	N/A	18,510	6.0
Core Capital: (To Total Assets)	50,409	12.69	11,920	3.0	19,866	5.0
Tangible Capital:(To Tangible Assets)	50,409	12.69	5,920	1.5	N/A	N/A

As of March 31, 2002
Total Capital: (To Risk Weighted Assets)	$51,077	17.04%	$23, 987	8.0%	$29,984	10.0%
Tier I Capital: (To Risk Weighted Assets)	48,549	16.19	N/A	N/A	17,900	6.0
Core Capital: (To Total Assets)	48,549	12.52	11,637	3.0	19,395	5.0
Tangible Capital:(To Tangible Assets)	48,549	12.52	5,819	1.5	N/A	N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at September 30, 2002 (in thousands):


Equity	$51,020
Net unrealized gain on securities available for sale	(15)
Core deposit intangible asset	(532)
Deferred tax and servicing asset	(64)
Tangible capital	50,409
General valuation allowance	2,689
Total capital	$53,098

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

Cash, including interest-earning overnight investments, was $31.8 million at September 30, 2002 compared to $22.5 million at March 31, 2002. Investment securities and mortgage-backed securities available for sale at September 30, 2002 were $23.5 million and $26.0 million, respectively, compared to $18.3 million and $37.0 million, respectively, at March 31, 2002. See "Financial Condition."

Asset Quality

Allowance for loan losses was $2.7 million at September 30, 2002, compared to $2.5 million at March 31, 2002. Management believes the allowance for loan losses at September 30, 2002 is adequate to cover potential credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one- to- four family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.8 million, or 0.46% of total assets at September 30, 2002 compared with $2.4 million, or 0.61% of total assets at March 31, 2002. The $1.7 million balance of non-accrual loans is composed of seven residential properties totaling $1.1 million, two commercial real estate loans totaling $195,000, two land loans totaling $258,000, one commercial loan totaling $35,000 and four consumer loans totaling $130,000. The $93,000 balance of other real estate owned consists of one lot loan and one land loan. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:


	September 30, 2002	March 31, 2002
	(Dollars in thousands)
Loans accounted for on
a non-accrual basis:
Real Estate
Residential	$ 1,088	$ 830
Commercial	195	297
Land	258	180
Commercial	35	54
Consumer	130	39
Total	1,706	1,400
Accruing loans which are contractually past due 90 days or more	35	122
Total of non-accrual and 90 days past due loans	1,741	1,522
Real estate owned (net)	93	853
Total non-performing assets	$1,834	$2,375

Total loans delinquent 90 days or more to net loans	0.59%	0.53%

Total loans delinquent 90 days or more to total assets	0.44	0.39

Total non-performing assets to total assets	0.46	0.61

Comparison of Operating Results for the Three Months Ended
September 30, 2002 and 2001

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

Net income for the three months ended September 30, 2002 was $1.5 million, or $0.34 per basic share ($0.34 per diluted share). Compared to net income of $1.7 million, or $0.37 per basic share ($0.36 per diluted share) for the same period in fiscal 2002. Net interest income increased $1.0 million, or 28%, to $4.7 million for the current quarter as compared to the same prior year time period. Non-interest income includes $259,000 and $44,000 mortgage servicing


impairment charge for the second quarter of fiscal year 2003 and 2002, respectively.

The increase in net interest income was due to the shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. Checking accounts and money market accounts ("transaction accounts") total quarterly average outstanding balance increased 39.2% to $158.7 million at September 30, 2002, compared to $114.0 million at September 30, 2001. Certificates of deposits quarterly average outstanding balance decreased 14.2% to $115.2 million from $134.2 million at September 30, 2002 and September 30, 2001, respectively. The decrease in average balance of certificates of deposit reflected the outflow of public funds caused by the lower interest rate the Company paid. The payoff of FHLB advances also contributed to the increase of net interest income.

Net interest income increased $712,000 due to the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2003 compared to the same fiscal 2002 period. The change in interest rates for this same period of comparison increased net interest income $496,000. Change in the rate volume mix for the same three month periods reduced net interest income $178,000. The interest rate spread increased from 2.85% for the three month 2001 period to 4.58% for the three month 2002 period. The net interest margin increased to 5.09% during the second quarter ended September 30, 2002 from 3.67% for the second quarter ended September 30, 2001.

Interest income for the three months ended September 30, 2002 was $6.8 million, a decrease of $813,000, or 10.7% from the $7.6 million interest income for the same period in fiscal year 2002. Yield on interest-earning assets for the second quarter of fiscal year 2003 was 7.34% compared to 7.56% for the same three month period in fiscal year 2002. The lower second quarter fiscal 2003 yield reflects the lower interest rate environment. The Federal Reserve discount rate has decreased from 3.25% to 1.25% during this time period and this change in the discount rate is reflected in the interest rates of the interest-bearing assets. The lower interest income in the second quarter of fiscal year 2003 as compared to the fiscal year 2002, second quarter reflects this lower interest rate environment and the decrease in the current quarter's volume of average interest-earning assets.

Average interest-earning assets decreased to $372.8 million for the three months ended September 30, 2002 from $405.0 million for the three months ended September 30, 2001. The decrease in the average quarterly balance of interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities, investment securities and daily interest bearing investments partially offset by an increase in non-mortgage loans. The change in the mix of average interest-earning assets reflects the securitization of $40.3 million of fixed rate mortgage loans and subsequent sale of $25.1 million of mortgage-backed securities in the quarter ended September 30, 2001. Interest income decreased $280,000 as a result of the decrease in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2002 period.

Interest expense decreased $1.8 million, or 46.7%, to $2.1 million for the current quarter as compared to $3.9 million to the same three months ended September 30, 2001. The cost of average interest-bearing liabilities for the second quarter of year 2003 was 2.76% compared to 4.71% for the same three month period in fiscal year 2002. The lower interest expense for the three-month period ended September 30, 2002 is the result of the previously mentioned change in the deposit mix, lower interest rates as well as the reduction of FHLB borrowings in the second quarter of fiscal year 2003 compared to the same period in the prior year. Average interest-bearing liabilities decreased to $303.8 million at September 30, 2002, from $334.5


million for the second quarter ended September 30, 2001. The interest expense impact of the $30.7 million decrease in average interest-earning liabilities more than offset the interest income impact of the $32.2 million decrease in average interest-bearing assets. The decrease in the average balance of interest-earning liabilities was the result of a decrease in the average balances of certificates of deposit and FHLB borrowings partially offset by growth in transaction accounts. The proceeds from the September 30, 2001 sale of $25.1 million of available for sale mortgage-backed securities was used to pay down borrowings from FHLB Seattle in the third quarter of fiscal year 2002. Growth in Now accounts during the first quarter of fiscal year 2003 was used to repay $25.0 million in FHLB borrowings. Money market accounts and Now accounts continued to have growth during the second quarter of fiscal year 2003 as compared to the same period in the prior year.

The change in interest rates for this same period of comparison increased net interest income $496,000. This quarterly comparison of the impact of the changes in interest rates illustrates the liability sensitivity of the balance sheet. The decrease in interest rates benefited net interest income as a result of repricing opportunities in the liabilities, especially in money market accounts, certificates of deposit and FHLB borrowings outpaced the repricing that was experienced in loans and securities. Floors and fixed rates in the loans and securities enhanced the benefits that resulted from the repricing of liabilities.

The provision for loan losses for the three-month period ended September 30, 2002 was $82,000 compared to none for the same period in the prior year. There was $141,000 in net charge-offs during the three months ended September 30, 2002, and $49,000 in net charge-offs for the three months ended September 30, 2001. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at September 30, 2002 is believed to be adequate for the losses inherent in the loan portfolio.

The 41.2% decrease in non-interest income to $1.3 million for the quarter ended September 30, 2002 compared to $2.2 million for the quarter ended September 30, 2001 reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees, gains on sale of loans held for sale offset by the write down of mortgage servicing rights asset and reduced gains on sale of securities. The lower interest rate environment has increased prepayment on residential mortgages, which has shortened the duration on mortgage servicing rights assets. In the second quarter of fiscal year 2003 a $259,000 mortgage servicing rights impairment charge was made to non-interest income as compared to a $44,000 impairment charge to non-interest income for the same period in the prior year. In the second quarter of fiscal year 2002 an $863,000 gain on sale of securities was included in non-interest income reflecting the sale of MBS resulting from the securitization of one to four family residential mortgage loans.

Salaries and employee benefits increased $186,000 to $2.0 million for the quarter ended September 30, 2002 as compared to the same quarter in the prior year. There were five more full-time equivalent employees during the fiscal year 2003 quarter over the fiscal year 2002 quarter. The fiscal year 2002 quarter also reflects the increases in mortgage broker commissions when compared to the same period in the prior year.

Provision for federal income taxes for the second quarter of fiscal year 2003 was $674,000, resulting in an effective tax rate of 31.1%, compared to $777,000 and 31.4% for the same quarter of fiscal year 2002.


Comparison of Operating Results for the Six Months Ended
September 30, 2002 and 2001

Net income for the six months ended September 30, 2002 was $2.6 million, or $0.58 per basic share ($0.58 per diluted share) compared to net income of $2.5 million, or $0.53 per basic share ($0.52 per diluted share) for the same period in fiscal year 2002. Net interest income increased $1.3 million to $8.8 million for the six months ended September 30, 2002, compared to $7.5 million for the six months ended September 30, 2001. Non-interest income includes $383,000 and $44,000 mortgage servicing rights impairment charge for the first six months of fiscal year 2003 and 2002, respectively. Non-interest income for the first six months of fiscal year 2002 includes $863,000 pretax gain on sale of MBS.

The increase in net interest income was due to the shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. Checking accounts and money market accounts ("transaction accounts") total six month average outstanding balance increased 38.1% to $151.9 million at September 30, 2002, compared to $110.0 million at September 30, 2001. Certificates of deposits six month average outstanding balance decreased 22.4% to $114.3 million from $147.3 million, respectively, at September 30, 2002 and September 30, 2001. The decrease in average balance of certificates of deposit reflected the outflow of public funds caused by the lower interest rate the Company paid. The payoff of FHLB advances also contributed to the increase of net interest income.

Average interest-earning assets decreased to $379.5 million for the six months ending September 30, 2002 from $409.9 million for the six months ending September 30, 2001. The decrease in the six month average balance of interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities, investment securities and daily interest bearing investments partially offset by an increase in non-mortgage loans.

The change in volume of year to date average interest-earning assets and liabilities compared at September 30, 2002 and September 30, 2001 increased net interest income $1.2 million. The change in interest rates increased net interest income $491,000 and the rate volume mix decreased net interest income $355,000 for same time period. The interest rate spread increased from 2.90% for the six month period in fiscal year 2002 compared to 4.13% for the six month period in fiscal year 2003. The net interest margin increased to 4.69% during the six month period ended September 30, 2002 from 3.72% for the six month period ended September 30, 2001. The increased margin is the result of the more rapid repricing in interest bearing liabilities as compared to interest bearing liabilities and the change in the balance sheet mix of assets and liabilities.

Interest income for the six months ended September 30, 2002 was $13.6 million, a decrease of $2.4 million, or 14.8%, from $16.0 million for the same period in 2001. Yield on interest-earning assets for the first six months of the fiscal year 2003 was 7.23% compared to 7.85% for the same six month period in fiscal year 2002. The lower fiscal year 2003 yield on interest-earning assets reflects the lower interest rate environment in the current period as compared to the same period a year ago. The lower interest income for the six month period ended September 30, 2002 as compared to the same period in the prior year resulted from reduced balances and lower interest rates of interest-earning assets.

Interest expense for the six months ended September 30, 2002 was $4.8 million, a decrease of $3.7 million, or 43.2% from $8.5 million for the same period in 2001. The cost of interest-bearing liabilities for the first six months of fiscal year 2003 was 3.10% compared to 4.95% for the first six months of fiscal year 2002. The decreased interest expense reflects the change in mix of


liabilities and the reduced interest rate environment when the current six month period is compared to the same period a year ago. The balance sheet mix of liabilities continues to have growth in transaction accounts and a reduction in certificates of deposits resulting in a lower cost of funds. Checking accounts and money market accounts ("transaction accounts") total six month average outstanding balance increased 38.1% to $151.9 million at September 30, 2002, compared to $110.0 million at September 30, 2001. Lower interest rates paid on public funds has resulted in a decrease in the certificates of deposits six month average outstanding balance decrease of 22.4% to $114.3 million from $147.3 million at September 30, 2002 and September 30, 2001, respectively. A decrease in long-term mortgage interest rates during the first six months of fiscal year 2003 has led to higher prepayment rates on both the mortgage loan portfolio and the mortgage- backed securities portfolio. The resultant increase in payments has reduced the Community Bank's utilization of FHLB advances, which has contributed significantly to the reduction in interest expense.

The provision for loan losses was $327,000 and net charge-offs was $175,000 during the six months ended September 30, 2002 compared to a $510,000 provision and net charge-offs of $111,000 during the six months ended September 30, 2001. The decrease in the provision for loan losses is the result of the decrease in classified assets experienced during this period. The ratio of total non-performing assets to total assets has increased from 0.45% at September 30, 2001 to 0.46% at September 30, 2002. Non-accrual loans have increased from $1.3 million at September 30, 2001 to $1.7 million at September 30, 2002. The increase reflects increased non-accrual loan balances in residential real estate, land and consumer partially offset by decreased non-accrual loan balances in commercial real estate and commercial loans. Real estate owned has decreased from $707,000 at September 30, 2001 to $93,000 at September 30, 2002. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income decreased $779,000 or 22.3% to $2.7 million for the six months ended September 30, 2002, compared to $3.5 million for the same period in the prior year. Excluding the prior year $863,000 pretax gain on sale of securities, non-interest income had a slight increase for the current six month period. Increased non-interest income from service charge income, fees from ATM's, brokered loan fees and gains on loans sales were offset by the mortgage service right impairment charge and reduced trust fee income.

Non-interest expense increased $539,000, or 7.8%, to $7.4 million for the six months ended September 30, 2002 from $6.9 million for the six months ended September 30, 2001. The $539,000 increase reflects the addition of five full-time equivalent employees, increased mortgage broker commissions, increased occupancy expenses, data processing cost, marketing costs that are required to continue to provide local personal service. Full time equivalent employees increased to 151 at September 30, 2002 compared to 146 at September 30, 2001. Salaries and employee benefits increased $328,000 to $4.1 million for the six months ended September 30, 2002 as compared to $3.7 million for the same period in fiscal year 2002.

Provision for federal income taxes for the six months ended September 30, 2002 was $1.1 million resulting in an effective tax rate of 30.6%, compared to $1.1 million and 30.4% for the same period a year ago.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

ITEM 4. Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    (b)Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

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
                        10.7                              Employee Stock Ownership Plan(3)
                        10.8                              Management Recognition and Development Plan(4)
                        10.9                              1998 Stock Option Plan(4)
                        10.10                            1993 Stock Option and Incentive Plan(4)
                        21                                 Subsidiaries of Registrant(3)
                        99.1                              Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

                    (b)        Reports on Form 8-K: no Forms 8-K were filed during the quarter ended September 30 , 2002.

_____________
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


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

DATE: November 1, 2002 BY: /s/ Patrick Sheaffer
                            Patrick Sheaffer
                                President

DATE: November 1, 2002 BY: /s/ Ron Wysaske
                              Ron Wysaske
                    Executive Vice President/Treasurer


CERTIFICATIONS

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Patrick Sheaffer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

                                    /s/Patrick Sheaffer
                                                                                          Patrick Sheaffer
                                    President and Chief Executive Officer


Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ronald Wysaske, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

                                        /s/ Ronald Wysaske
                                        Ronald Wysaske
                                        Chief Financial Officer


EXHIBIT 99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
RIVERVIEW BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this quarterly report on Form 10Q that:

    the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Patrick Sheaffer                                  /s/ Ronald Wysaske
Patrick Sheaffer                                      Ronald Wysaske
Chief Executive Officer                               Chief Financial Officer

Dated: November 1, 2002
