Form 10-Q
period 2002-12-31
RIVERVIEW BANCORP INC
filed 2003-02-03
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,334,119 shares as of December 31, 2002.

                                Form 10-Q

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                 INDEX

Part I.  Financial Information                                       Page
         ---------------------                                       ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of December 31, 2002 and March 31, 2002                     1

       Consolidated Statements of Income: Three and Nine
       Months Ended December 31, 2002 and 2001                        2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2002 and the
       Nine Months Ended December 31, 2002                            3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended December 31, 2002 and 2001                   4

       Notes to Consolidated Financial Statements                  5-13

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of Operations            14-23

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                           24

 Item 4: Controls and Procedures                                     24


Part II. Other Information                                           25


SIGNATURES                                                           26

Certifications                                                    27-30

Part I. Financial Information
Item I. Financial statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and MARCH 31, 2002
                                                     DECEMBER 31,  MARCH 31,
(In thousands, except share data)  (Unaudited)           2002        2002
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
  $29,645 and $14,369)                                $  50,980     $  22,492
Loans held for sale                                       1,357         1,826
Investment securities available for sale, at fair
  value (amortized cost of $22,566 and $18,925)          20,980        18,275
Mortgage-backed securities held to maturity, at
  amortized cost (fair value of $3,584 and $4,485)        3,520         4,386
Mortgage-backed securities available for sale, at
  fair value (amortized cost of $18,226 and $36,462)     18,767        36,999
Loans receivable (net of allowance for loan losses
  of $2,806 and $2,537)                                 305,701       286,704
Real estate owned                                           954           853
Prepaid expenses and other assets                           744           525
Accrued interest receivable                               1,509         1,902
Federal Home Loan Bank stock, at cost                     5,563         5,317
Premises and equipment, net                               9,850        10,607
Deferred income taxes, net                                1,084           607
Mortgage servicing rights, net                              680           912
Core deposit intangible, net                                451           696
                                                      ---------     ---------
TOTAL ASSETS                                          $ 422,140     $ 392,101
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                      $ 314,388     $ 259,690
Accrued expenses and other liabilities                    3,904         4,001
Advance payments by borrowers for taxes and insurance        97           233
Federal Home Loan Bank advances                          50,000        74,500
                                                      ---------     ---------
Total liabilities                                       368,389       338,424

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                    -             -
Common stock, $.01 par value; 50,000,000 authorized
  December 31, 2002 - 4,560,958 issued, 4,334,119
    outstanding
  March 31, 2002 - 4,735,066 issued, 4,458,456
    outstanding                                              46            47
Additional paid-in capital                               33,273        35,725
Retained earnings                                        23,000        20,208
Unearned shares issued to employee stock ownership
  trust                                                  (1,856)       (2,010)
Unearned shares held by the management recognition
  and development plan                                      (22)         (218)
Accumulated other comprehensive loss                       (690)          (75)
                                                      ---------     ---------
     Total shareholders' equity                          53,751        53,677
                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 422,140     $ 392,101
                                                      =========     =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income

                                      Three Months Ended    Nine Months Ended
(In thousands, except                     December 31,         December 31,
share data)(Unaudited)                 2002        2001     2002        2001
------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans
    receivable                       $ 5,869     $ 6,019   $ 17,842  $ 19,118
  Interest on investment securities       74          42        132       296
  Interest on mortgage-backed
    securities                           236         719      1,052     2,142
  Other interest and dividends           315         466      1,058     1,643
                                     -------     -------   --------  --------
       Total interest income           6,494       7,246     20,084    23,199
                                     -------     -------   --------  --------
INTEREST EXPENSE:
  Interest on deposits                 1,293       1,857      4,348     7,281
  Interest on borrowings                 642       1,389      2,418     4,465
                                     -------     -------   --------  --------
       Total interest expense          1,935       3,246      6,766    11,746
                                     -------     -------   --------  --------

       Net interest income             4,559       4,000     13,318    11,453
  Less provision for loan losses         190         210        517       720
                                     -------     -------   --------  --------
       Net interest income after
        provision for loan losses      4,369       3,790     12,801    10,733
                                     -------     -------   --------  --------
NON-INTEREST INCOME:
  Fees and service charges             1,221       1,005      3,183     2,759
  Asset management services              179         176        549       564
  Gain on sale of loans held for sale    494         396      1,108       777
  Gain on sale of securities             162           -        162       863
  Gain on sale of other real estate
   owned                                  13          14         42        32
  Gain on sale of land and fixed assets    -           -          -         4
  Loan servicing income (expense)        (97)         28       (438)       40
  Other                                   22          18         62        51
                                     -------     -------   --------  --------

        Total non-interest income      1,994       1,637      4,668     5,090
                                     -------     -------   --------  --------
NON-INTEREST EXPENSE:
  Salaries and employee benefits       2,095       1,981      6,164     5,722
  Occupancy and depreciation             619         539      1,853     1,612
  Data processing                        197         176        614       571
  Amortization of core deposit
    intangible                            82          82        245       245
  Marketing expense                       92         101        502       464
  FDIC insurance premium                  13          13         35        39
  State and local taxes                   94         103        285       305
  Telecommunications                      59          65        157       181
  Professional fees                      105          81        310       244
  Other                                  339         328        939       956
                                     -------     -------   --------  --------
        Total non-interest expense     3,695       3,469     11,104    10,339
                                     -------     -------   --------  --------

INCOME BEFORE FEDERAL INCOME TAXES     2,668       1,958      6,365     5,484

PROVISION FOR FEDERAL INCOME TAXES       896         599      2,027     1,672
                                     -------     -------   --------  --------

NET INCOME                           $ 1,772     $ 1,359   $  4,338  $  3,812
                                     =======     =======   ========  ========
Earnings per common share:
  Basic                              $  0.41     $  0.30    $  0.99   $  0.83
  Diluted                               0.40        0.30       0.98      0.82

Weighted average number of
 shares outstanding:
  Basic                            4,322,835   4,523,853  4,369,492 4,604,082
  Diluted                          4,377,413   4,560,202  4,428,155 4,645,716

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2002
AND THE NINE MONTHS ENDED DECEMBER 31, 2002
(Unaudited)


                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------

Balance, April 1, 2001      4,655,040  $ 50  $ 38,687  $ 17,349  $ (2,217)  $   (762)  $  (386)  $52,721
 Cash dividends                     -     -         -    (2,009)        -          -         -    (2,009)
 Exercise of stock options     22,345     -        91         -         -          -         -        91
 Stock repurchased and
  retired                    (268,700)   (3)   (3,120)        -         -          -         -    (3,123)
Earned ESOP shares             24,633     -        77         -       207          -         -       284
Earned MRDP shares             25,138     -       (10)        -         -        544         -       534
                            4,458,456    47    35,725    15,340    (2,010)      (218)     (386)   48,498
                            ---------  ----  --------  --------  --------   --------   -------   -------
Comprehensive income
 Net Income                         -     -         -     4,868         -          -         -     4,868
 Other Comprehensive Income:
  Unrealized holding gain on
  securities of $881 (net of
  $454 tax effect) less re-
  classification adjustment
  for net gains included in
  net income of $570
  net of $293 tax effect            -     -         -         -         -          -       311       311
                                                                                                 -------
Total comprehensive income          -     -         -         -         -          -         -     5,179
                            ---------  ----  --------  --------  --------   --------   -------   -------
Balance, March 31, 2002     4,458,456    47    35,725    20,208    (2,010)      (218)      (75)   53,677
 Cash dividends                     -     -         -    (1,633)        -          -         -    (1,633)
 Exercise of stock options      3,992     -        31         -         -          -         -        31
 Stock repurchased and
  retired                    (178,100)   (1)   (2,598)        -         -          -         -    (2,599)
 Earned ESOP shares            24,633     -       117        27       154          -         -       298
 Earned MRDP shares            25,138     -        (2)       60         -        196         -       254
                            ---------  ----  --------  --------  --------   --------   -------   -------
                            4,334,119    46    33,273    18,662    (1,856)       (22)      (75)   50,058
Comprehensive Income
 Net Income                         -     -         -     4,338         -          -         -     4,338
 Other Comprehensive Loss:
 Unrealized holding loss on
 securities of $508 (net of
 $262 tax effect) less re-
 classification adjustment
 for net gains included in
 net income of $107
 net of $55 tax effect              -     -         -         -         -          -      (615)     (615)
                                                                                                 -------
Total comprehensive income          -     -         -         -         -          -         -     3,723
                            ---------  ----  --------  --------  --------   --------   -------   -------
Balance, December 31, 2002  4,334,119  $ 46  $ 33,273  $ 23,000  $ (1,856)  $    (22)  $  (690)  $53,751
                            =========  ====  ========  ========  =========  ========   =======   =======


See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands)  (Unaudited)                                2002       2001
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  4,338     $  3,812
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                          1,803        1,225
   Provision for losses on loans                            517          720
   Origination of loans held for sale                   (38,177)     (26,428)
   Proceeds from sales of loans held for sale            38,810       24,641
   Disposition of allowance for loan losses                   -          (29)
   Credit for deferred income taxes                        (161)         131
   Noncash expense related to ESOP benefit                  271          204
   Noncash expense related to MRDP benefit                  194          440
   Decrease in deferred loan origination fees, net
    of amortization                                         536          (35)
   Federal Home Loan Bank stock dividend                   (246)        (265)
   Net gain on sale of real estate owned, mortgage-
    backed and investment securities and premises
    and equipment                                        (1,119)      (1,631)
 Changes in assets and liabilities:
  (Increase) Decrease in prepaid expenses and other
   assets                                                  (225)       1,229
  Decrease in accrued interest receivable                   297          576
  Decrease in accrued expenses and other liabilities        (36)        (204)
                                                       --------     --------
       Net cash provided by operating activities          6,802        4,386
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                     (189,503)    (170,693)
 Principal repayments on loans                          168,538      147,394
 Principal repayments on mortgage-backed securities
  held to maturity                                          865        1,574
 Principal repayments on investment securities
  held to maturity                                            -           22
 Purchase of mortgage-backed securities available
  for sale                                                    -       (4,967)
 Proceeds from sale of mortgage-backed securities
  available for sale                                          -       25,944
 Principal repayments on mortgage-backed securities
  available for sale                                     18,183       14,255
 Purchase of investment securities available for sale    (5,000)           -
 Principal repayments on investment securities
  available for sale                                          -        4,641
 Proceeds from call or maturity of investment
  securities available for sale                           1,356        2,500
 Purchase of premises, equipment and other                 (120)      (1,651)
 Purchase of Federal Home Loan Bank stock                     -         (543)
 Proceeds from sale of real estate                        1,456          885
                                                       --------     --------
       Net cash (used in) provided by investing
        activities                                       (4,225)      19,361
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposit accounts             54,698      (31,576)
 Dividends paid                                          (1,584)      (1,515)
 Repurchase of common stock                              (2,599)      (2,552)
 Proceeds from Federal Home Loan Bank advances            5,000       20,000
 Repayment of Federal Home Loan Bank advances           (29,500)     (25,000)
 Net increase in advance payments by borrowers             (135)        (131)

 Proceeds from exercise of stock options                     31           43
                                                       --------     --------
       Net cash provided by (used in)
        financing activities                             25,911      (40,731)
                                                       --------     --------

NET INCREASE (DECREASE) IN CASH                          28,488      (16,984)
CASH, BEGINNING OF PERIOD                                22,492       38,935
                                                       --------     --------
CASH, END OF PERIOD                                    $ 50,980     $ 21,951
                                                       ========     ========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
 Interest                                              $  6,972     $ 12,057
 Income taxes                                             1,912        1,525

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mortgage loans securitized and classified as
 mortgage-backed securities available for sale         $      -     $ 40,347
Transfer of loans to real estate owned                    1,527        2,219
Dividends declared and accrued in other liabilities         539          497
Fair value adjustment to securities available for sale     (932)         844
Income tax effect related to fair value adjustment          317         (287)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2002 Annual Report on Form 10-K. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

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

(3) Comprehensive Income
    --------------------

Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised of unrealized gains and losses on securities available for sale adjusted for gains and losses on securities available for sale included in non-interest income.

For the three months and nine months ended December 31, 2002, the Company's total comprehensive income was $1.0 million and $3.7 million, respectively, compared to $1.1 million and $4.4 million for the three and nine months ended December 31, 2001, respectively.

Total comprehensive income for the three and nine months ended December 31, 2002 is comprised of net income of $1.8 million and $4.3 million and other comprehensive loss of $818,000 and $615,000, net of tax effect, respectively. Other comprehensive income for the three months and nine months ended December 31, 2002, consists of unrealized securities loss of $711,000 and $508,000, net of tax effect, less gain on securities available for sale included in non-interest income of $107,000 for both periods, net of tax effect, respectively.

Total comprehensive income for the three and nine months ended December 31, 2001 is comprised of net income of $1.4 million and $3.8 million and other comprehensive (loss) income of ($258,000) and $557,000, net of tax effect, respectively. Other comprehensive income for the three months and nine months ended December 31, 2001, consists of unrealized securities (loss) gains of ($258,000) and $1.1 million, net of tax effect, respectively, less gains on securities available for sale included in non-interest income of $570,000 for the nine month period, net of tax effect.

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

                                                Three Months Ended
                                                   December 31,
                                          ------------------------------
                                          2002                      2001
                                          ----                      ----
Basic EPS computation:
 Numerator-Net Income                     $   1,772,000     $  1,359,000
 Denominator-Weighted average common
  shares outstanding                          4,322,835        4,523,853

Basic EPS                                 $       0. 41     $      0. 30
                                          =============     ============
Diluted EPS computation:
 Numerator-Net Income                     $   1,772,000     $  1,359,000
 Denominator-Weighted average common
  shares outstanding                          4,322,835        4,523,853

 Effect of dilutive stock options                52,393           36,349
 Effect of dilutive MRDP                          2,185                -
                                          -------------     ------------
 Weighted average common shares
  and common stock equivalents                4,377,413        4,560,202

Diluted EPS                               $        0.40     $       0.30
                                          =============     ============

                                                Nine Months Ended
                                                   December 31,
                                          ------------------------------
                                          2002                      2001
                                          ----                      ----
Basic EPS computation:
 Numerator-Net Income                     $   4,338,000     $  3,812,000
 Denominator-Weighted average
  common shares outstanding                   4,369,492        4,604,082

 Basic EPS                                $       0. 99     $      0. 83
                                          =============     ============
Diluted EPS computation:
 Numerator-Net Income                     $   4,338,000     $  3,812,000
 Denominator-Weighted average
  common shares outstanding                   4,369,492        4,604,082
 Effect of dilutive stock options                46,235           32,268
 Effect of dilutive MRDP                         12,428            9,366
                                          -------------     ------------
 Weighted average common shares
  and common stock equivalents                4,428,155        4,645,716


Diluted EPS                               $        0.98     $       0.82
                                          =============     ============

(5)  Investment Securities
     ---------------------

There were no sales of investment securities classified as held to maturity during the periods ended December 31, 2002 and 2001.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
December 31, 2002                 Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------

Trust preferred securities   $   5,000    $        -   $      (50)  $   4,950
Equity securities               15,000             -       (1,700)     13,300
School district bonds            2,566           164            -       2,730
                             ---------    ----------   ----------   ---------
                             $  22,566    $      164   $   (1,750)  $  20,980
                             =========    ==========   ==========   =========

March 31, 2002

Equity securities            $  16,356    $       27   $     (709)  $  15,674
School district bonds            2,569            34           (2)      2,601
                             ---------    ----------   ----------   ---------
                             $  18,925    $       61   $     (711)  $  18,275
                             =========    ==========   ==========   =========

Investment securities with an amortized cost of $15.0 million and $15.0 million and a fair value of $13.3 million and $14.4 million at December 31, 2002 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank.

The contractual maturities of securities available for sale are as follows (in thousands):

                              Amortized   Estimated
December 31, 2002               Cost      Fair Value
                              ---------   ----------
Due after one year through
 five years                   $     908   $     972
Due after five years through
 ten years                        1,041       1,116
Due after ten years              20,617      18,892
                              ---------   ---------
                              $  22,566   $  20,980
                              =========   =========

(6) Mortgage-backed Securities
    --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
                                  Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------
December 31, 2002
REMICs                       $   1,804    $       16   $        -   $   1,820
FHLMC mortgage-backed
 securities                        659            11            -         670
FNMA mortgage-backed
 securities                      1,057            37            -       1,094
                             ---------    ----------   ----------   ---------

                             $   3,520    $       64   $        -   $   3,584
                             =========    ==========   ==========   =========
March 31, 2002
 REMICs                      $   1,804    $       40   $        -   $   1,844
 FHLMC mortgage-backed
  securities                       964            12            -         976
 FNMA mortgage-backed
  securities                     1,618            47            -       1,665
                             ---------    ----------   ----------   ---------
                             $   4,386    $       99   $        -   $   4,485
                             =========    ==========   ==========   =========

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                              Amortized   Estimated
December 31, 2002               Cost      Fair Value
                              ---------   ----------

Due after one year through
 five years                   $     753   $     773
Due after five years through
 ten years                            2           2
Due after ten years               2,765       2,809
                              ---------   ---------
                              $   3,520   $   3,584
                              =========   =========

Mortgage-backed securities held to maturity with an amortized cost of $2.3 million and $2.8 million and a fair value of $2.4 million and $2.9 million at December 31, 2002 and March 31, 2002, respectively, were pledged as collateral for governmental public funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

There were no sales of mortgage-backed securities held to maturity during the periods ended December 31, 2002 and 2001.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross        Gross   Estimated
                             Amortized    Unrealized   Unrealized        Fair
                                  Cost         Gains       Losses       Value
                             ---------    ----------   ----------   ---------
December 31, 2002
 REMICs                      $  10,115    $      160   $      (36)  $  10,239
 FHLMC mortgage-backed
  securities                     7,482           396            -       7,878
 FNMA mortgage-backed
  securities                       629            21            -         650
                             ---------    ----------   ----------   ---------
                             $  18,226    $      577   $      (36)  $  18,767
                             =========    ==========   ==========   =========
March 31, 2002
 REMICs                      $  25,053    $      144   $      (83)  $  25,114
 FHLMC mortgage-backed
  securities                    10,519           453            -      10,972
 FNMA mortgage-backed
  securities                       890            23            -         913
                             ---------    ----------   ----------   ---------
                             $  36,462    $      620   $      (83)  $  36,999
                             =========    ==========   ==========   =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                              Amortized   Estimated
December 31, 2002               Cost      Fair Value
                              ---------   ----------

Due after one year through
 five years                   $   7,998   $    8,410
Due after five years through
 ten years                          801          803
Due after ten years               9,427        9,554
                              ---------   ----------
                              $  18,226   $   18,767
                              =========   ==========

Expected maturities of mortgage-backed securities held to maturity will differ rom contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $6.3 million and a fair value of $6.3 million March 31, 2002 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco. Mortgage-backed securities with an amortized cost of $15.1 million and $23.3 million and a fair value of $15.6 million and $23.8 million at December 31, 2002 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $2.1 million and $4.9 million and a fair value of $2.1 million and $4.8 million at December 31, 2002 and March 31, 2002, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7) Loans Receivable
    ----------------

Loans receivable consisted of the following (in thousands):

                                 December 31,        March 31,
                                     2002              2002
                                 ---------          ---------
Residential:
 One- to- four family            $  65,556          $  71,710
 Multi-family                        6,955              9,895
 Construction:
  One- to- four family              64,519             71,148
  Multi-family                       2,100              4,000
  Commercial real estate             7,296              5,230
 Commercial                         34,293             23,319
 Consumer:
  Secured                           23,799             24,932
  Unsecured                          1,448              1,447
 Land                               36,005             27,406
 Commercial real estate            100,152             84,094
                                 ---------          ---------
                                   342,123            323,181
 Less:
  Undisbursed portion of loans      30,689             30,970
  Deferred loan fees                 2,927              2,970
  Allowance for loan losses          2,806              2,537
                                 ---------          ---------
  Loans receivable, net          $ 305,701          $ 286,704
                                 =========          =========

(8) Allowance for Loan Losses
    -------------------------

A reconciliation of the allowances for loan losses is as follows (in thousands):

                        Three Months Ended    Nine Months Ended
                          December 31,          December 31,
                        ------------------    -----------------
                          2002      2001        2002      2001
                          ----      ----        ----      ----

Beginning balance       $ 2,689   $ 2,234     $ 2,537   $ 1,916
Provision for losses        190       210         517       720
Charge-offs                 (77)     (227)       (261)     (340)
Recoveries                    4         6          13         8
Dispositions                  -         -           -       (81)
                        -------   -------     -------   -------
Ending balance          $ 2,806   $ 2,223     $ 2,806   $ 2,223
                        =======   =======     =======   =======

At December 31, 2002 and March 31, 2002, the Company's recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $327,000 and $1.4 million, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.3 million, $937,000 and $1.1 million during the nine months ended December 31, 2002, December 31, 2001 and the year ended March 31, 2002 respectively.

(9) Loans held for Sale
    -------------------

The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(10) Intangible Assets
     -----------------

The results for the quarter ended December 31, 2002, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life. The Company does not have goodwill, but does have identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSR") that will continue to be amortized. The Company adopted SFAS No. 142 on April 1, 2002.

Intangible asset balances (excluding MSR) consisted of the following (in thousands):

                                         December 31, 2002
                                ----------------------------------
                                Carrying    Accumulated
                                Amount      Amortization      Net
                                ------      ------------      ---

Core deposit intangible         $ 3,269       $ 2,818        $ 451
                                =======       =======        =====

                                          March 31, 2002
                                ----------------------------------
                                Carrying    Accumulated
                                Amount      Amortization      Net
                                ------      ------------      ---

Core deposit intangible         $ 3,269       $ 2,573        $ 696
                                =======       =======        =====

                                        Amortization Expense
                                     Quarter Ended December 31,
                                         2002       2001
                                     --------------------------

Core deposit intangible                  $ 82       $ 82
                                         ====       ====

                                        Amortization Expense
                                          Nine Months Ended
                                            December 31,
                                         2002       2001
                                     --------------------------

Core deposit intangible                  $245       $245
                                         ====       ====

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio are not realized if the loan pays off earlier than anticipated. If loans payoff earlier than anticipated there is no economic benefit since loans in our servicing portfolio do not contain penalty provisions for early payoff.

An estimated fair value of MSR is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. MSR impairment is recorded in the amount that the estimated fair value is less than the MSR carrying value.

Changes in balance of MSR, net of valuation, were as follows (in thousands):

                                        Three Months Ended December 31,
                                              2002          2001
                                        -------------------------------

Beginning balance                            $ 636         $ 751
Additions                                      227           144
Amortization                                   (75)          (57)
Impairment adjustment                         (108)            -
                                             -----         -----
Total                                        $ 680         $ 838
                                             =====         =====

Allowance at beginning of period             $ 477         $  93
Provision for impairment                       108             -
                                             -----         -----
Allowance at end of period                   $ 585         $  93
                                             =====         =====

                                         Nine Months Ended December 31,
                                              2002           2001
                                        -------------------------------

Beginning balance                            $ 912         $ 447
Additions                                      461           565
Amortization                                  (202)         (130)
Impairment adjustment                         (491)          (44)
                                             -----         -----
Total                                        $ 680         $ 838
                                             =====         =====

Allowance at beginning of period             $  94         $  49
Provision for impairment                       491            44
                                             -----         -----
Allowance at end of period                   $ 585         $  93
                                             =====         =====


Amortization expense for the net carrying amount of intangible assets at December 31, 2002 is estimated to be as follows (in thousands):

                                Fiscal year
                              --------------
                              2003    $  158
                              2004       593
                              2005       249
                              2006       127
                              2007         4
                                      ------
                              Total   $1,131
                                      ======

(11) Borrowings

Borrowings are summarized as follows (in thousands):

                                            December 31,      March 31,
                                               2002             2002
                                               ----             ----

Federal Home Loan Bank Advances              $50,000          $74,500
                                             =======          =======

     Weighted average interest rate:          5.04%            6.10%
                                              ====             ====

Borrowings have the following maturities at December 31, 2002 (in thousands):

                          Fiscal Year
                          -----------

                          2003             $  10,000
                          2004                     -
                          2005                     -
                          2006                15,000
                          2007                20,000
                          2008                 5,000
                                           ---------
                                           $  50,000
                                           =========

(12) Shareholders' Equity
     --------------------

Repurchase of Common stock

In September 2002, the Company announced a stock repurchase of up to 5%, or 14,000 shares, of its outstanding common stock. At December 31, 2002, no shares had been repurchased under this plan.

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At December 31, 2002 446,800 shares had been repurchased at an average cost of $12.81 per share. Since the Company is a Washington corporation and the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(13) Recently Issued Accounting Pronouncements
     -----------------------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Upon the adoption of the provisions of SFAS No. 148 on March 31, 2003 the Company does not believe there will be a material effect on the its financial statements, as the Company does not currently use the fair value based method of accounting for stock-based employee compensation.

In September 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement.

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

At December 31, 2002, the Company had commitments to originate fixed rate mortgages of $5.7 million at interest rates ranging from 4.375% to 7.625%. At December 31, 2002 adjustable rate mortgage loan commitments were $3.0 million at an average interest rate of 6.447%. The undisbursed balance of mortgage loans closed was $30.7 million at December 31, 2002. Consumer loan commitments totaled $1.0 million and unused lines of consumer credit totaled $15.7 million at December 31, 2002. Commercial real estate loan commitments totaled $8.8 million and unused lines of commercial real estate credit totaled $6.3 million at December 31, 2002. Commercial loan commitments totaled $520,000 and unused commercial lines of credit totaled $18.3 million at December 31, 2002.

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

General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to-four family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, in fiscal year 1998 to 31.41% and 10.02% respectively, at
December 31, 2002.   The Company continues to change the composition of its
loan portfolio and deposit base as part of its migration to commercial banking, subject to market conditions. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the resulting financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S Census Bureau.

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

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, AMCORP., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan area, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

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

Financial Condition

At December 31, 2002, the Company had total assets of $422.1 million compared with $392.1 million at March 31, 2002. The increase in total assets reflects the growth in loans.

At December 31, 2002, the Company had $342.1 million in gross loans, an increase of $18.9 million compared to $323.2 million at March 31, 2002. One-to- four family residential mortgage loans decreased $6.1 million to $65.6 million at December 31, 2002 from $71.7 million at March 31, 2002 as a result of management's plan to sell most of the fixed mortgage loans to the FHLMC and retain the loan servicing of such loans. Commercial loans increased $11.0 million to $34.3 million at December 31, 2002 from $23.3 million at March 31, 2002. The $11.0 million increase consisted of $7.2 million increase in secured and unsecured lines of credit and $3.8 million increase in term loans. Commercial real estate loans increased $16.1 to $100.2 million at December 31, 2002 from $84.1 million at March 31, 2002. Land loans increased $8.6 million to $36.0 million at December 31, 2002 from $27.4 million at March 31, 2002. The $8.6 million increase reflects the addition of four residential development loans. Loans receivable (Note 7) provides a detailed analysis of the gross loan portfolio at December 31, 2002 as compared to the gross loan portfolio at March 31, 2002. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one-to- four family residential mortgage loans.

Low interest rates continue to cause high prepayments in the Company's REMICs and mortgage-backed securities portfolio. These high prepayments have accelerated the decrease in the balance of REMICs and mortgage-backed securities. Mortgage-backed Securities (Note 6) provides the balance detail.

Deposits totaled $314.4 million at December 31, 2002 compared to $259.7 million at March 31, 2002. The $54.7 million deposit increase is attributable to an inflow of funds in all categories of deposits, except for certificates of deposit, which experienced a $24.6 million decrease. The year to date total average outstanding balance of checking accounts, Now accounts and money market accounts ("transaction accounts") increased 38.4% to $160.2 million at December 31, 2002, compared to $115.7 million at March 31, 2002. Transaction accounts represented 54.4% and 43.0% of the year to date average total outstanding balance of deposits at December 31, 2002 and March 31, 2002, respectively.

FHLB advances totaled $50.0 million at December 31, 2002, a decrease of $24.5 million from $74.5 million at March 31, 2002. The decrease is a result of the repayment of $29.5 million in FHLB advances and the borrowing of $5.0 million from the FHLB Seattle during the first nine months of fiscal year 2003.

Capital Resources

Total shareholders' equity increased $74,000 to $53.8 million at December 31, 2002 compared to $53.7 million at March 31, 2002. The activity in shareholders' equity for the first nine months of fiscal year 2003 was $4.3 million in earnings, dividends of $1.6 million, exercise of stock options $31,000, stock repurchased $2.6 million, earned ESOP shares $298,000, earned MRDP shares of $254,000 and $615,000 increase in net unrealized loss on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 2002, the Community Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2002, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2002, the Community Bank's tangible, core and risk-based total capital ratios amounted to 12.42%, 12.42%, and 17.02%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
As of December
 31, 2002
Total Capital:
(To Risk
 Weighted
 Assets)          $55,018   17.02%  $25,867     8.0%      $32,334      10.0%
Tier I Capital:
(To Risk
 Weighted
 Assets)           52,212   16.15     N/A       N/A        19,400       6.0
Core Capital:
(To Total
 Assets)           52,212   12.42    12,617     3.0        21,028       5.0
Tangible
 Capital:
 (To Tangible
 Assets)           52,212   12.42     6,308     1.5         N/A         N/A


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

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at December 31, 2002 (in thousands):

Equity                             $52,040
Net unrealized loss on
 securities available for
 sale, net of tax                      690
Core deposit intangible asset         (451)
Deferred tax and servicing
 asset                                 (67)
                                   -------
        Tangible capital            52,212
General valuation allowance          2,806
                                   -------
        Total capital              $55,018
                                   =======

Liquidity

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary effective July 18, 2001. In light of this action, the OTS repealed its liquidity regulations, with some exceptions. These exceptions provide that: savings associations must continue to maintain sufficient liquidity to ensure safe and sound operation; and the appropriate level of liquidity will vary depending on the activities in which the savings association engages. Management does not believe this rule change has had any adverse impact on the Community Bank's operations.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Community Bank. Dividends and other capital distributions from the Community Bank are subject to regulatory restrictions.

Cash, including interest-earning overnight investments, was $51.0 million at December 31, 2002 compared to $22.5 million at March 31, 2002. The $28.5 million increase in interest-earning overnight investments is attributable to the increase liquidity caused by the high level of prepayment experienced in the Company's mortgage loan portfolio and mortgage-backed securities portfolio. Investment securities and mortgage-backed securities available for sale at December 31, 2002 were $21.0 million and $18.8 million, respectively, compared to $18.3 million and $37.0 million, respectively, at March 31, 2002. See "Financial Condition."

Asset Quality

Allowance for loan losses was $2.8 million at December 31, 2002, compared to $2.5 million at March 31, 2002. Management believes the allowance for loan losses at December 31, 2002 is adequate to cover potential credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one- to- four family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.3 million, or 0.30% of total assets at December 31, 2002 compared with $2.4 million, or 0.61% of total assets at March 31, 2002. The $327,000 balance of non-accrual loans is composed of one residential property totaling $127,000, two land loans totaling $133,000 and four consumer loans totaling $67,000. The $954,000 balance of other real estate owned consists of two lot loans, one land loan, a one- to- four family loan and a one- to- four family construction loan. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                   December 31, 2002      March 31, 2002
                                   -----------------      --------------
                                          (Dollars in thousands)

Loans accounted for on
a non-accrual basis:
Real Estate
     Residential                       $    127             $    830
     Commercial                               -                  297
Land                                        133                  180
Commercial                                    -                   54
Consumer                                     67                   39
                                       --------             --------
     Total                                  327                1,400
                                       --------             --------
Accruing loans which are
contractually past due 90 days
or more                                       2                  122
                                       --------             --------
Total of non-accrual and 90 days
past due loans                              329                1,522
                                       --------             --------

Real estate owned (net)                     954                  853
                                       --------             --------
     Total non-performing assets       $  1,283             $  2,375
                                       ========             ========

Total loans delinquent 90 days
or more to net loans                      0.11%                 0.53%

Total loans delinquent 90 days
or more to total assets                   0.08                  0.39

Total non-performing assets to
total assets                              0.30                  0.61


           Comparison of Operating Results for the Three Months Ended
                          December 31, 2002 and 2001

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

Net income for the three months ended December 31, 2002 was $1.8 million, or $0.41 per basic share ($0.40 per diluted share) compared to net income of $1.4 million, or $0.30 per basic share ($0.30 per diluted share) for the same period in fiscal 2002. Net interest income increased $559,000, or 14.0%, to $4.6 million for the current quarter as compared to $4.0 million during the same prior year period. Non-interest income includes a $108,000 mortgage servicing impairment charge for the third quarter of fiscal year 2003 compared to none in the same prior year period. The increase in net interest income was the result of a shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. The total quarterly average outstanding balance of checking accounts, Now accounts and money market accounts ("transaction accounts")increased $52.8 million, or 42.6%, to $176.6 million at December 31, 2002, compared to $123.8 million at December 31, 2001. The quarterly average outstanding balance of certificates of deposits decreased 15.3% to $105.9 million from $125.1 million at December 31, 2002 and December 31, 2001, respectively. The decrease in average balance of certificates of deposit reflected the outflow of funds caused by the lower interest rate the Company paid. The payoff of FHLB advances in the second quarter of fiscal year 2003 also contributed to the increase of net interest income.

Net interest income increased $941,000 as a result of the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2003 compared to the same fiscal 2002 period. The change in interest rates for this same period of comparison decreased net interest income $177,000. Change in the rate volume mix for the same three month periods reduced net interest income $205,000. The interest rate spread increased from 3.49% for the three month period ended December 31, 2001 to 4.31% for the three month period ended December 31, 2002. The net interest margin increased to 4.78% during the third quarter ended December 31, 2002 from 4.17% for the third quarter ended December 31, 2001.

Interest income for the three months ended December 31, 2002 was $6.5 million, a decrease of $752,000, or 10.4% from the $7.2 million interest income for the same period in the prior fiscal year. Yield on interest-earning assets for the third quarter of fiscal year 2003 was 6.79% compared to 7.49% for the same three month period in fiscal year 2002. The lower third quarter fiscal 2003 yield reflects the lower interest rate environment. The Federal Reserve discount rate has decreased from 2.50% at September 17, 2001 to 0.75% at November 6, 2002 during this time period and this change in the discount rate is reflected in the interest rates of the interest-bearing assets. The lower interest income in the third quarter of fiscal year 2003 as compared to the same period in fiscal year 2002 reflects this lower interest rate environment.

Average interest-earning assets decreased to $383.7 million for the three months ended December 31, 2002 from $388.9 million for the three months ended December 31, 2001. The decrease in the average quarterly balance of interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities and daily interest bearing investments partially offset by an increase in non-mortgage loans and investment securities. Interest income decreased $149,000 as a result of the decrease in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2002 period.

Interest expense decreased $1.3 million, or 40.4%, to $1.9 million for the three months ended December 31, 2002 as compared to $3.2 million for the same three months ended December 31, 2001. The cost of average interest-bearing liabilities for the second quarter of year 2003 was 2.48% compared to 4.00% for the same three month period in fiscal year 2002. The lower interest expense for the three-month period ended December 31, 2002 is the result of the previously mentioned change in the deposit mix, lower interest rates as well as the reduction of FHLB borrowings in the second quarter of fiscal year 2003 compared to the same period in the prior year. Average interest-bearing liabilities decreased to $309.6 million at December 31, 2002, from $322.3 million for the third quarter ended December 31, 2001. The interest expense impact of the $12.7 million decrease in average interest-earning liabilities more than offset the interest income impact of the $5.3 million decrease in average interest-bearing assets. The decrease in the average balance of interest-bearing liabilities was the result of a decrease in the average balances of certificates of deposit and FHLB borrowings partially offset by growth in transaction accounts. Growth in NOW accounts was used to repay $25.0 million in FHLB borrowings in the second quarter of fiscal 2003. NOW accounts continued to have growth during the third quarter of fiscal year 2003 as compared to the same period in the prior year.

The change in interest rates between the periods resulted in a $202,000 reduction in net interest income. This quarterly comparison of the impact of the changes in interest rates illustrates the asset sensitivity of the balance sheet for this period of comparison. The decrease in interest rates reduced net interest income as a result of repricing the liabilities, especially money market accounts, certificates of deposit and FHLB borrowings was lagged to the repricing of loans and securities. Floors (minimum interest rates) and fixed rates in the loans and securities helped to reduce the interest rate sensitivity of the assets.

The provision for loan losses for the three-month period ended December 31, 2002 was $190,000 compared to $210,000 for the same period in the prior year. There was $73,000 in net charge-offs during the three months ended December 31, 2002, compared to $221,000 in net charge-offs for the three months ended December 31, 2001. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at December 31, 2002 is believed to be adequate for the losses inherent in the loan portfolio.

The 21.8% increase in non-interest income to $2.0 million for the quarter ended December 31, 2002 compared to $1.6 million for the quarter ended December 31, 2001 reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees, gains on sale of loans held for sale and gains on sale of securities offset by the write down of mortgage servicing rights asset. The lower interest rate environment has increased prepayment on residential mortgages, which has shortened the duration on mortgage servicing rights assets. In the third quarter of fiscal year 2003 a $108,000 mortgage servicing rights impairment charge was made to non-interest income as compared to no impairment charge to non-interest income for the same period in the prior year.

Non-interest expense increased $226,000 to $3.7 million for the three months ended December 31, 2002 from $3.5 million for the three months ended December 31, 2001. Salaries and employee benefits increased $114,000 to $2.1 million for the quarter ended December 31, 2002 as compared to the same quarter in the prior year. There were eight more full-time equivalent employees during the fiscal year 2003 quarter over the fiscal year 2002 quarter. The fiscal year 2003 quarter salaries and employee benefits also reflect the increases in mortgage broker commissions when compared to the same period in the prior year.

Provision for federal income taxes for the second quarter of fiscal year 2003 was $896,000, resulting in an effective tax rate of 33.6%, compared to $599,000 and 30.6% for the same quarter of fiscal year 2002. The 3% increase in the effective tax rate for three months ended December 31, 2002 is primarily attributable to the impact of the ESOP market value adjustment and reduced tax exempt income.

         Comparison of Operating Results for the Nine Months Ended
                        December 31, 2002 and 2001

Net income for the nine months ended December 31, 2002 was $4.3 million, or $0.99 per basic share ($0.98 per diluted share) compared to net income of $3.8 million, or $0.83 per basic share ($0.82 per diluted share) for the same period in fiscal year 2002. Net interest income increased $1.9 million to $13.3 million for the nine months ended December 31, 2002, compared to $11.5 million for the nine months ended December 31, 2001. Non-interest income includes $491,000 and $44,000 mortgage servicing rights impairment charge for the nine months of fiscal year 2003 and 2002, respectively. Non-interest income for the nine months of fiscal year 2003 includes $1.1 million pretax gain on sale of loans and $162,000 pretax gain on sale of securities compared to the same period in fiscal year 2002, which includes $777,000 pretax gain on sale of loans and $863,000 pretax gain on sale of MBS.

The increase in net interest income was due to the shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. The total nine month average outstanding balance for transaction accounts (i.e., checking accounts, Now accounts and money market accounts) increased 39.7% to $160.2 million at December 31, 2002, compared to $114.7 million at December 31, 2001. The nine month average outstanding balance for certificates of deposits decreased 20.3% to $111.5 million from $139.9 million, respectively, at December 31, 2002 and December 31, 2001. The decrease in average balance of certificates of deposit reflected the outflow of public funds caused by the lower interest rate the Company paid. The payoff of FHLB advances also contributed to the increase of net interest income.

Average interest-earning assets decreased to $380.9 million for the nine months ending December 31, 2002 from $402.9 million for the nine months ending December 31, 2001. The decrease in the nine month average balance of interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities, investment securities and daily interest bearing investments partially offset by an increase in non-mortgage loans. The change in the mix of average interest-earning assets reflects the securitization of $40.3 million of fixed rate mortgage loans and subsequent sale of $25.1 million of mortgage-backed securities in the quarter ended September 30, 2001.

The change in volume of year to date average interest-earning assets and liabilities compared at December 31, 2002 and December 31, 2001 increased net interest income $2.1 million. The change in interest rates increased net interest income $318,000 and the rate volume mix decreased net interest income
$562,000 for same time period.   The interest rate spread increased from 3.09%
for the nine month period in fiscal year 2002 to 4.19% for the nine month period in fiscal year 2003. The net interest margin increased to 4.72% during the nine month period ended December 31, 2002 from 3.86% for the nine month period ended December 31, 2001. The increased margin is the result of the more rapid repricing in interest-bearing liabilities as compared to interest earning assets and the change in the balance sheet mix of assets and liabilities.

Interest income for the nine months ended December 31, 2002 was $20.1 million, a decrease of $3.1 million, or 13.4%, from $23.2 million for the same period in 2001. Yield on interest-earning assets for the first nine months of the fiscal year 2003 was 7.08% compared to 7.73% for the same nine month period in fiscal year 2002. The lower fiscal year 2003 yield on interest-earning assets reflects the lower interest rate environment in the current period as compared to the same period a year ago. The lower interest income for the nine month period ended December 31, 2002 as compared to the same period in the prior year resulted from reduced balances and lower interest rates of interest-earning assets.

Interest expense for the nine months ended December 31, 2002 was $6.8 million, a decrease of $5.0 million, or 42.4% from $11.7 million for the same period in 2001. The cost of interest-bearing liabilities for the first nine months of fiscal year 2003 was 2.89% compared to 4.64% for the first nine months of fiscal year 2002. The decreased interest expense reflects the change in mix of liabilities and the reduced interest rate environment when the current nine month period is compared to the same period a year ago. The balance sheet mix of liabilities continues to have growth in transaction accounts and a reduction in certificates of deposits resulting in a lower cost of funds. Transaction accounts (i.e., checking accounts, Now accounts and money market accounts) total nine month average outstanding balance increased 39.7% to $160.2 million at December 31, 2002, compared to $114.7 million at December 31, 2001. The nine month average outstanding balance for certificates of deposits decreased 20.3% to $111.5 million at December 31, 2002 from $139.9 million at December 31, 2001 primarily as result a of lower interest rates paid on public funds. A decrease in long-term mortgage interest rates during the nine months of fiscal year 2003 has led to higher prepayment rates on both the mortgage loan portfolio and the mortgage-backed securities portfolio. The resultant increase in payments has reduced the Community Bank's utilization of FHLB advances, which has contributed to the reduction in interest expense.

The provision for loan losses was $517,000 and net charge-offs was $248,000 during the nine months ended December 31, 2002 compared to a $720,000 provision for loan losses and net charge-offs of $332,000 during the nine months ended December 31, 2001. The ratio of total non-performing assets to total assets decreased from 0.66% at December 31, 2001 to 0.30% at December 31, 2002. Non-accrual loans decreased from $1.3 million at December 31, 2001 to $327,000 at December 31, 2002. The decrease reflects decreased non-accrual loan balances in residential real estate and commercial real estate partially offset by increased non-accrual loan balances in land and consumer. Real estate owned decreased from $1.6 million at December 31, 2001 to $954,000 at December 31, 2002. The loan loss provision was deemed necessary based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered.

Non-interest income decreased $422,000 or 8.3% to $4.7 million for the nine months ended December 31, 2002, compared to $5.1 million for the same period in the prior year. Excluding the pretax gain on sale of securities of $863,000 and $162,000 during the nine months ended December 31, 2001 and 2002 respectively, non-interest income increased $279,000 in the current nine month period as compared to the same period in the prior year. Increased non-interest income is the result of service charge income, fees from ATMs, brokered loan fees and gains on loans sales partially offset by the mortgage service right impairment charge and reduced trust fee income.

Non-interest expense increased $765,000, or 7.4%, to $11.1 million for the nine months ended December 31, 2002 from $10.3 million for the nine months ended December 31, 2001. The $765,000 increase reflects the addition of eight full-time equivalent employees, increased mortgage broker commissions, increased occupancy expenses, data processing cost and marketing costs which are required to continue to provide local personal service. Full time equivalent employees increased to 152 at December 31, 2002 compared to 144 at December 31, 2001. Salaries and employee benefits increased $442,000 to $6.2 million for the nine months ended December 31, 2002 as compared to $5.7 million for the same period in fiscal year 2002.

Provision for federal income taxes for the nine months ended December 31, 2002 was $2.0 million resulting in an effective tax rate of 31.8%, compared to $1.7 million and 30.5% for the same period a year ago.

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

     (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

        Not applicable

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits:

           3.1     Articles of Incorporation of the Registrant(1)
           3.2     Bylaws of the Registrant(1)
           4       Form of Certificate of Common Stock of the Registrant(1)
          10.1     Employment Agreement with Patrick Sheaffer(2)
          10.2     Employment Agreement with Ronald A. Wysaske(2)
          10.3     Severance Agreement with Michael C. Yount(2)
          10.4     Severance Agreement with Karen Nelson(2)
          10.5     Severance Agreement with John A. Karas(5)
          10.6     Employee Severance Compensation Plan(2)
          10.7     Employee Stock Ownership Plan(3)
          10.8     Management Recognition and Development Plan(4)
          10.9     1998 Stock Option Plan(4)
          10.10    1993 Stock Option and Incentive Plan(4)
          21       Subsidiaries of Registrant(3)
          99.1     Certifications Pursuant to Section 906 of the
                    Sarbanes-Oxley Act.

        (b) Reports on Form 8-K: no Forms 8-K were filed during the quarter ended December 31, 2002.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(4) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's form 10-K for the year ended March 31, 2002, and incorporated by reference.

                              SIGNATURES
                              ----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RIVERVIEW BANCORP, INC.

DATE: January 31, 2003          BY: /S/ Patrick Sheaffer
                                        ----------------------------------
                                        Patrick Sheaffer
                                        President

DATE: January 31, 2003          BY: /S/ Ronald Wysaske
                                        ----------------------------------
                                        Ronald Wysaske
                                        Executive Vice President/Treasurer

                          Certification Required
     By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Patrick Sheaffer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Riverview
       Bancorp, Inc.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 31, 2003           /S/ Patrick Sheaffer
                                  -----------------------------------------
                                      Patrick Sheaffer
                                      President and Chief Executive Officer

                      Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ronald Wysaske, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Riverview
       Bancorp, Inc.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 31, 2003         /S/ Ronald Wysaske
                                ---------------------------
                                    Ronald Wysaske
                                    Chief Financial Officer

                             EXHIBIT 99.1

       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                         RIVERVIEW BANCORP, INC.
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this quarterly report on Form 10Q that:

        1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

        2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

  /S/ Patrick Sheaffer               /S/ Ronald Wysaske
  ---------------------------        ---------------------------
      Patrick Sheaffer                   Ronald Wysaske
      Chief Executive Officer            Chief Financial Officer

Dated: January 31, 2003