Form 10-K
period 2003-03-31
RIVERVIEW BANCORP INC
filed 2003-06-04
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2003

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 0-22957

                         RIVERVIEW BANCORP, INC.
                        -------------------------
           (Exact name of registrant as specified in its charter)

     Washington                                              91-1838969
 --------------------------------------------             ---------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                           I.D. Number)

 900 Washington St., Ste. 900,Vancouver, Washington             98660
 --------------------------------------------------           ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (360) 693-6650
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                 --------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                         --------------------
                                                           (Title of Class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark  whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]    No [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on September 30, 2002, was approximately $64,907,872 (4,284,348 shares at $15.15 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of May 15, 2003, there were issued and outstanding 4,358,704 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III).

                                  PART I


Item 1.  Business
-----------------
General

Riverview Bancorp, Inc. ("Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Savings Bank FSB, upon the its reorganization as a wholly-owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington, from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank (the "Bank") effective June 29, 1998. At March 31, 2003, the Company had total assets of $419.9 million, total deposits of $320.7 million and shareholders' equity of $54.5 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1937.

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to-four family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 10.40% and 1.90% of the loan portfolio, respectively, in fiscal 1999 to 30.02% and 10.11%, respectively, in fiscal
2003.   The Company continues to change the composition of its loan portfolio and the deposit base as part of its migration to commercial banking. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the consolidated financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington according to the U.S. Census Bureau.

In order to support its strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the management of the Company.

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

Market Area

The Company conducts operations from its home office in Vancouver and twelve branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (five branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corporation, located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland, Oregon metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

Several businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility that provides relatively lower cost electricity. Located in the Vancouver area are Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism, which has transformed the area from its past dependence on the timber industry.

The Company has strong competition from many financial institutions for deposits and loan originations.

Lending Activities

General. At March 31, 2003, the Company's total net loans receivable, including loans held for sale, amounted to $301.8 million, or 71.9% of total assets at that date. The principal lending activity of the Company is the origination of residential mortgage loans through its mortgage banking activities, including residential construction loans and loans collateralized by commercial properties. While the Company has historically emphasized real estate mortgage loans secured by one- to- four residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial, commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                              At March 31,
                             ------------------------------------------------------------------------------
                                 2003            2002            2001            2000            1999
                             --------------  --------------  --------------  --------------  --------------
                             Amount Percent  Amount Percent  Amount Percent  Amount Percent  Amount Percent
                             ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
                                                                (Dollars in thousands)
Real estate loans:
One- to- four family(1)     $59,999  17.72% $73,536  22.62% $117,152 35.67% $102,542 37.61% $83,275 39.03%
Multi-family                  6,313   1.86    9,895   3.04    11,073  3.37    10,921  4.01    7,558  3.54
Construction one- to- four
  family                     70,397  20.79   71,148  21.89    60,041 18.28    49,338 18.10   45,524 21.34
Construction multi-family     2,100   0.62    4,000   1.23     4,514  1.37     4,669  1.71    4,209  1.97
Construction commercial       4,531   1.34    5,230   1.61     6,806  2.07     3,597  1.32    6,184  2.90
Land                         34,630  10.23   27,406   8.43    24,230  7.38    25,475  9.34   24,932 11.68
Commercial real estate      101,672  30.02   84,094  25.87    56,540 17.21    42,871 15.72   22,181 10.40
                            -------  -----   ------  -----    ------ -----    ------ -----   ------ -----
Total real estate loans     279,642  82.58  275,309  84.69   280,356 85.35   239,413 87.81  193,863 90.86

Commercial                   34,239  10.11   23,319   7.17    23,099  7.03    15,976  5.87    4,049  1.90

Consumer loans:
Automobile loans              1,458   0.43    2,132   0.66     3,223  0.98     2,875  1.05    3,146  1.47
Savings account loans           319   0.09      515   0.16       440  0.13       356  0.13      490  0.23
Home equity loans            21,088   6.23   21,598   6.65    18,761  5.71    11,148  4.09    9,096  4.26
Other consumer loans          1,927   0.56    2,134   0.67     2,596  0.80     2,864  1.05    2,728  1.28
                            -------  -----   ------  -----    ------ -----    ------ -----   ------ -----
Total consumer loans         24,792   7.31   26,379   8.14    25,020  7.62    17,243  6.32   15,460  7.24
Total loans and loans held
  for sale                  338,673 100.00% 325,007 100.00%  328,475 100.00% 272,632 100.00% 213,372 100.00%
Less:                               ======          ======           ======          ======          ======
Undisbursed loans in process 31,222          30,970           26,223          18,880          22,278
Unamortized loan origination
  fees, net of direct cost    2,901           2,970            3,475           3,355           2,770
Unearned discounts                -               -                -               1               1
Allowance for loan losses     2,739           2,537            1,916           1,362           1,146
Total loans receivable,     -------         -------          -------         -------         -------
  net(1)                   $301,811        $288,530         $296,861        $249,034        $187,177
                            =======         =======          =======         =======         =======

(1)  Includes loans held for sale of $1.5 million, $1.8 million, $569,000, none, and $341,000 at
      March 31, 2003, 2002, 2001, 2000 and 1999 respectively.

One- to- Four Family Real Estate Lending. The majority of the residential loans are secured by one- to four- family residences located in the Company's primary market area. Underwriting standards require that one- to four- family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current
appraised value or cost of the underlying collateral.   Terms typically range
from 15 to 30 years as well as balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on Treasury Bill or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment.

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

Construction Lending. The Company actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans. Subject to market conditions, the Company intends to increase its residential construction lending activities. To a lesser extent, the Company also originates construction loans for the development of multi-family and commercial properties.

At March 31, 2003 and 2002, the composition of the Company's construction loan portfolio was as follows:


                                                   At March 31,
                                        ------------------------------------
                                               2003               2002
                                        -----------------  -----------------
                                        Amount(1) Percent  Amount(1) Percent
                                        --------  -------  --------  -------
                                               (Dollars in thousands)
Speculative construction                $ 32,379   33.24%  $ 26,791   28.43%
Commercial/multi-family construction      10,750   11.04     13,605   14.44
Custom/presold construction                7,286    7.48     13,094   13.89
Construction/permanent                    26,590   27.30     26,078   27.67
Construction/land                         20,412   20.94     14,673   15.57
                                        --------  -------  --------  -------
     Total                              $ 97,417  100.00%  $ 94,241  100.00%
                                        ========  =======  ========  =======
(1)Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2003, the Company had one borrower with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $2.3 million and were performing according to original terms. At March 31, 2003, three speculative construction loans to one borrower that totaled $300,300 were on non-accrual.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2003, the largest short-term custom construction loan and presold construction loan had outstanding balances of $549,000 and $250,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed-rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed interest rate permanent loan's interest rate is set at a market rate and for adjustable interest rate loans the interest rates adjust on their first adjustment date. See "-- Mortgage Brokerage." See "-- Loan Originations, Sales and Purchases" and "-- Mortgage Loan Servicing." At March 31, 2003, the largest outstanding construction/permanent loan had an outstanding balance of $553,000 and was performing according to its original terms.

The Company also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio. Of the $10.8 million commercial construction loans outstanding at March 31, 2003, the loan commitment amount ranged between $560,000 and $4.5 million. At March 31, 2003, the largest outstanding construction commercial loan had an outstanding balance of $2.2 million and was performing according to its original terms.

Multi-Family Lending. Multi-family mortgage loans generally have terms which range up to 25 years with maximum loan-to-value ratio up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2003, the largest multi-family mortgage had an outstanding loan balance of $2.5 million and was performing according to original terms.

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

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial
statements.   At March 31, 2003, the largest outstanding land loan was $3.4 million and was performing according to original terms.

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

Commercial Real Estate Lending. The Company originates commercial real estate loans at both variable and fixed interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $100,000 and $1.0 million. At March 31, 2003, the largest commercial real estate loan had an outstanding balance of $5.2 million and is secured by an office building located in the Company's primary market area. At March 31, 2003, the loan was performing according to its original terms.

Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to

75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. At March 31, 2003, the Company had no commercial real estate loans accounted for on a nonaccrual basis.

Commercial Lending. The Company's commercial loan portfolio has increased to 10.11% of the total loan portfolio at March 31, 2003 from 1.90% at March 31, 1999. The Company was able to increase the balance of outstanding commercial loans and commitments due to the local economy, the consolidation of some local competitors offering commercial loans and the hiring of several experienced commercial bankers from competitors in the local market. The commercial loan portfolio has grown from 7.17% at March 31, 2002 to 10.11% at March 31, 2003.

Commercial loans are generally made to customers who are well known to the Company and are typically secured by business equipment or other property. The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually approved with a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at a fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of
repayment.   At March 31, 2003, the Company had no commercial loan accounted for on a nonaccrual basis.

Consumer Lending. The Company originates a variety of consumer loans, including home equity lines of credit, home equity term loans, home improvement loans, loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans.

Home equity lines of credit and home equity term loans are typically secured by a second mortgage on the borrower's primary residence. Home equity lines of credit are made at loan-to-value ratios of 90% or less, taking into consideration the outstanding balance on the first mortgage on the property. Home equity lines of credit have a variable interest rate while home equity term loans have a fixed rate of interest. The Company's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses, which it has against the seller of the underlying collateral. At March 31, 2003, one consumer loan for $22,300 is on non-accrual.

Loan Maturity. The following table sets forth certain information at March 31, 2003 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                   After
                                   One     After 3  After 5
                          Within   Year to Years to Years to Beyond
                          One Year 3 Years 5 Years  10 Years 10 Years  Total
                          -------- ------- -------  -------- -------- -------
                                         (In thousands)
Residential one-to-four
  family:
Adjustable rate           $      - $     - $    76   $   504 $22,825  $23,405
Fixed rate                     731   8,860  10,904     5,107  10,992   36,594
Construction:
Adjustable rate             49,377  23,322       -         -       -   72,699
Fixed rate                  24,718       -       -         -       -   24,718
Other real estate:
Adjustable rate              9,546   4,382  10,217    25,821  11,985   61,951
Fixed rate                   5,910  14,641  17,840    18,021   3,863   60,275
Commercial:
Adjustable rate             22,277     429   1,593       519       -   24,818
Fixed rate                   2,555   1,971   4,790       105       -    9,421
Consumer:
Adjustable rate                309      55     627       412  19,024   20,427
Fixed rate                     446   1,175   1,141       307   1,296    4,365
                           -------  ------  ------    ------  ------  -------
Total gross loans         $115,869 $54,835 $47,188   $50,796 $69,985 $338,673
                           =======  ======  ======    ======  ======  =======

The following table sets forth the dollar amount of all loans due one year after March 31, 2003 which have fixed interest rates or have floating or adjustable interest rates.

                                      Fixed-    Floating or
                                      Rates     Adjustable Rates
                                      ------    ----------------
                                         (In thousands)
Residential one- to- four family    $ 35,863        $ 23,405
Construction loans                         -          23,322
Other real estate loans               54,365          52,405
Commercial                             6,866           2,541
Consumer                               3,919          20,118
                                     -------         -------
Total                               $101,013        $121,791
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

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans and commercial loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2003, the Company had outstanding commitments to originate loans in the amount of $21.4 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2003 and 2002, the Company's total loan originations were $298.4 million and $273.9 million, respectively, of which 63.2% and 61.8%, respectively, were subject to periodic interest rate adjustment and 36.8% and 38.2%, respectively, were fixed-rate loans.

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

Interest rates on residential one- to -four family mortgage loan applications are typically locked during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their ratelocks expire. This arrangement requires the Company to deliver the loans to FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company.
These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

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

The following table shows total loans originated, sold and repaid during the periods indicated.

                                               For the Years Ended March 31,
                                               ------------------------------
                                                2003        2002        2001
                                               ------      ------      ------
                                                       (In thousands)
Total net loans receivable and loans held
  for sale at beginning of period            $288,530    $296,861    $249,034
Loans originated:                             -------     -------     -------
Mortgage loans:
One- to- four family                           45,004      40,398      23,978
Multi-family                                    6,936         219       1,087
Construction one- to- four family              87,049      81,809      71,602
Construction commercial real estate             3,267      14,585       9,345
Construction multi-family                       2,597           -           -
Land and commercial real estate                61,671      57,942      31,957
Commercial                                     68,083      55,213      47,426
Consumer                                       23,784      23,697      21,062
                                              -------     -------     -------
Total loans originated                        298,391     273,863     206,457

Residential one- to- four family loans sold   (56,097)    (35,701)     (7,563)
Repayment of principal                       (227,101)   (203,466)   (147,415)
Loans securitized                                   -     (40,347)          -
Decrease in other items, net                   (1,912)     (2,680)     (3,652)
                                              -------     -------     -------
Net increase (decrease) in loans               13,281      (8,331)     47,827
Total net loans receivable and loans held     -------     -------     -------
 for sale at end of period                   $301,811    $288,530    $296,861
                                              =======     =======     =======

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs nine commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan area, as well as for the Company. The loans brokered to such mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2003, brokered loans totaled $200.3 million (including $77.7 million brokered to the Company). Gross fees of $1.7 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2003.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2003, total loans serviced for others were $128.2 million.

In 1994, the Company purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle metropolitan area. At March 31, 2003, the carrying value of these purchased servicing rights was $30,000 and was being amortized over the life of the underlying loan servicing.

Loan Origination and Other Fees.  The Company generally receives loan
origination fees and discount "points."   Loan fees and points are a
percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one- to- four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $2.9 million of net deferred loan fees at March 31, 2003. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 8 of Notes to Consolidated Financial Statements.

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

Nonperforming Assets. Loans are reviewed regularly and it is the Company's general policy that when a loan is 90 days delinquent or when collection of interest appears doubtful, it is placed on nonaccrual status, at which time the accrual of interest ceases and the reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

                                                    At March 31,
                                       --------------------------------------
                                        2003    2002    2001    2000    1999
                                       ------  ------  ------  ------  ------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual
  basis:
  Residential real estate              $  301  $  830  $  153  $  833  $1,052
  Commercial real estate                    -     297       -       -       -
  Land                                      -     180       -     320       -
  Commercial                                -      54      50      99     208
  Consumer                                 22      39     116      26      33
                                       ------  ------  ------  ------  ------
     Total                                323   1,400     319   1,278   1,293
                                       ------  ------  ------  ------  ------
  Accruing loans which are contractually
    past due 90 days or more                -     122     226       -       5
                                       ------  ------  ------  ------  ------
  Total of nonaccrual and
    90 days past due loans                323   1,522     545   1,278   1,298
                                       ------  ------  ------  ------  ------
  Real estate owned (net)                 425     853     473      65      30
                                       ------  ------  ------  ------  ------
  Total nonperforming assets            $ 748  $2,375  $1,018  $1,343  $1,328
                                       ======  ======  ======  ======  ======
  Total loans delinquent 90 days
    or more to net loans                0.11%   0.53%   0.18%   0.51%   0.69%

  Total loans delinquent 90 days or
    more to total assets                0.08    0.39    0.13    0.37    0.43
  Total nonperforming assets to
    total assets                        0.18    0.61    0.24    0.39    0.44

The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2003 if the nonaccrual loans had been current in accordance with their original terms was approximately $6,000. For the year ended March 31, 2003, no interest was earned on the nonaccrual loans and included in interest and fees on loans receivable interest income.

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $2.4 million at March 31, 2003 and $2.9 million at March 31, 2002.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
                               At or For the Year
                                 Ended March 31,
                                 2003      2002
                                ------    ------
                                 (In thousands)
Substandard assets              $2,740    $3,724
Doubtful assets                                -
Loss assets                          -         -

General loss allowances          2,739     2,537
Specific loss allowances             -         -
Charge-offs                        428       439

The substandard assets at March 31, 2003 are consisted of three residential construction loans totaling $316,000, one land loan totaling $100,000, two commercial real estate loans totaling $212,000, one consumer loan totaling $22,000 and thirteen commercial borrowers with loans totaling $2.1 million.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2003, the Company owned three properties with a recorded value of $425,000 compared to $853,000 at March 31, 2002. The $425,000 recorded value consists of two land loans totaling $70,000 and one one-to four-family loan of $355,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Internal Loan Classification Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Internal Loan Classification Committee members include the Credit Administrator, Chairman and Chief Executive Officer, Chief Financial Officer, Executive Vice President Credit Administration and Senior Vice President Business & Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Internal Loan Classification Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

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

The Company uses the loan classifications from the internal loan review and Internal Loan Classification Committee in the following manner to determine the amount of the allowance for loan losses. The calculation of the allowance for loan losses must consider loan classification in order to determine the amount of the allowance for loan losses for the required three separate elements of the allowance for losses: general allowances, allocated allowances and unallocated allowances.

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

At March 31, 2003, the Company had an allowance for loan losses of $2.7 million, or 0.89% of total outstanding net loans at that date. Based on past experience and probable losses inherent in the loan portfolio, management believes that loan loss reserves are adequate.

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

                                                Year Ended March 31,
                                       --------------------------------------
                                        2003    2002    2001    2000    1999
                                       ------  ------  ------  ------  ------
                                               (Dollars in thousands)
Balance at beginning of period         $2,537  $1,916  $1,362  $1,146  $  984
                                       ------  ------  ------  ------  ------
Provision for loan losses                 727   1,116     949     675     240
Recoveries:
  Residential real estate                   2       -       -       -       -
  Land                                     63       -       -       -       -
  Commercial                                -       -       -       1       -
  Consumer                                 13      25      18      28       7
                                       ------  ------  ------  ------  ------
  Total recoveries                         78      25      18      29       7
                                       ------  ------  ------  ------  ------
Charge-offs:
  Residential real estate                 140      88     226      48      28
  Land                                     17       -       -       -       -
  Commercial                              119     185      27     282       -
  Consumer                                152     166     160     158      57
                                       ------  ------  ------  ------  ------
  Total charge-offs                       428     439     413     488      85
                                       ------  ------  ------  ------  ------
    Net charge-offs                       350     414     395     459      78
                                       ------  ------  ------  ------  ------
  Dispositions (1)                          -      81       -       -       -
  Net change in allowance for unfunded
   loan commitments and lines of credit  (175)      -       -       -       -
                                       ------  ------  ------  ------  ------
  Balance at end of period             $2,739  $2,537  $1,916  $1,362  $1,146
                                       ======  ======  ======  ======  ======
  Ratio of allowance to total net
   loans outstanding during period 0.89% 0.86% 0.63% 0.54% 0.60% Ratio of net charge-offs(recoveries)
   to average net loans outstanding
   during period                        0.12    0.14    0.14    0.21    0.04
  Ratio of allowance to total of
   nonaccrual and 90 days past due
   loans                              847.99  166.69  351.56  106.58   88.30

Changes in the allowance for unfunded loan commitments and lines of credit:

                                                Year Ended March 31,
                                       --------------------------------------
                                        2003    2002    2001    2000    1999
                                       ------  ------  ------  ------  ------
                                               (Dollars in thousands)
  Beginning Balance                    $    -  $    -  $    -  $    -  $    -
  Net change in allowance for unfunded
   loan commitments and lines of credit   175       -       -       -       -
                                       ------  ------  ------  ------  ------
  Ending Balance                       $  175  $    -  $    -  $    -  $    -
                                       ======  ======  ======  ======  ======

(1) Allowance reclassified with securitization of one-to four-family loans to mortgage-backed securities.

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the related loan category outstanding loan balances as of the date of the allocation for the periods indicated.


                                                             At March 31,
                            -------------------------------------------------------------------------------
                                 2003            2002            2001            2000            1999
                            --------------- --------------- --------------- --------------- ---------------
                                   Loan            Loan            Loan            Loan            Loan
                                   Category        Category        Category        Category        Category
                                   as a            as a            as a            as a            as a
                                   Percent         Percent         Percent         Percent         Percent
                                   of Total        of Total        of Total        of Total        of Total
                            Amount Loans    Amount Loans    Amount Loans    Amount Loans    Amount Loans
                            ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                          (Dollars in thousands)
Real estate - mortgage
  One -to-four family       $  122  19.50%  $  191  24.99%  $  263  38.73%  $  259  40.34%  $  218  43.51%
  Multi-family                  24   2.05       37   3.36       42   3.66       41   4.30       10   3.95
  Construction one-to-four
   family                      194  14.24      319  14.77      224  13.57      304  13.50      292  16.18
  Construction multi-family      5   0.30       20   1.25       21   0.19       10   1.29       10   1.11
  Construction commercial       20   1.31       26   1.38       34   1.41       17   1.02       44   1.56
  Land                         196  10.36      192   8.79      206   7.83      223   9.62       32  11.91
  Commercial real estate     1,046  33.05      869  28.58      580  18.69      224  16.86      180  11.59
Commercial loans               796  11.13      668   7.92      354   7.64      160   6.28      198   2.12
Consumer loans:
  Secured                      141   7.63      180   8.47      154   7.65       90   5.70       89   6.65
  Unsecured                     33   0.43       27   0.49       34   0.63       29   1.09       37   1.42
Unallocated                    162      -        8      -        4      -        5      -       36      -
  Total allowance for loan   ----- ------    ----- ------    ----- ------    ----- ------    ----- ------
   losses                   $2,739 100.00%  $2,537 100.00%  $1,916 100.00%  $1,362 100.00%  $1,146 100.00%
                             ===== ======    ===== ======    ===== ======    ===== ======    ===== ======


Investment Activities

OTS regulated institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, OTS regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.

Federal regulations require the Company to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. See "Regulation." It is the intention of management to hold securities with short maturities in the Bank's and Company's investment portfolio in order to match more closely the interest-rate sensitivities of The Bank's and Company's assets and liabilities. At March 31, 2003, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year, was 12.25%.

The Investment Committee, composed of the Company's Chief Executive Officer and Chief Financial Officer, makes investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2003, the Company's investment and mortgage-backed securities portfolio totaled approximately $36.8 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2003, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2003, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale or trading. See Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The fair value of the investment and mortgage-backed securities portfolio was $36.9 million, $59.8 million and $76.1 million at March 31, 2003, 2002 and 2001, respectively.

                                                                 At March 31,
                                       -----------------------------------------------------------------
                                              2003                   2002                   2001
                                       -------------------    -------------------    -------------------
                                       Carrying  Percent of   Carrying  Percent of   Carrying  Percent of
                                        Value    Portfolio     Value    Portfolio     Value    Portfolio
                                       --------  ---------    --------  ---------    --------  ---------
                                                             (Dollars in thousands)
Held to maturity (at amortized cost):
Real estate mortgage investment
 conduits ("REMICs")                   $  1,803     4.90%     $  1,804     3.02%     $  1,805     2.38%
FHLMC mortgage-backed securities            589     1.60           964     1.62         1,680     2.21
FNMA mortgage-backed securities             909     2.47         1,618     2.71         2,920     3.84
Municipal securities                          -        -             -        -           861     1.13
                                       --------  --------     --------  --------     --------  --------
                                          3,301     8.97         4,386     7.35         7,266     9.56
Available for sale (at fair value):    --------  --------     --------  --------     --------  --------
  FHLB debentures                             -        -             -        -         6,937     9.13
  REMICs                                  6,421    17.45        25,114    42.10        40,943    53.90
FHLMC mortgage-backed securities          6,097    16.57        10,972    18.39           451     0.59
FNMA mortgage-backed securities             551     1.50           913     1.53         1,745     2.30
School district bonds                     2,751     7.48         2,601     4.36         2,625     3.46
Trust preferred securities                4,975    13.52             -        -             -        -
Equity securities                        12,700    34.51        15,674    26.27        15,999    21.06
                                       --------  --------     --------  --------     --------  --------
                                         33,495    91.03        55,274    92.65        68,700    90.44
                                       --------  --------     --------  --------     --------  --------
Total investment securities             $36,796   100.00%      $59,660   100.00%      $75,966   100.00%
                                       ========  ========     ========  ========     ========  ========

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 1, 2003.

                                           Less Than        One to        More Than Five      More Than
                                           One Year        Five Years      to Ten Years       Ten Years
                                        ---------------  ---------------  ---------------  ---------------
                                               Weighted         Weighted         Weighted         Weighted
                                               Average          Average          Average          Average
                                        Amount Yield(1)  Amount Yield(1)  Amount Yield(1)  Amount Yield(1)
                                        ------ --------  ------ --------  ------ --------  ------ --------
                                                             (Dollars in thousands)
Municipal securities                    $    -      -%   $  982   4.06%   $1,126   4.27%   $  643   4.77%
REMICs                                       -      -         -      -       811   2.38     7,413   2.86
FHLMC mortgage-backed securities             -      -     6,250   6.24         2  10.50       434   4.23
FNMA mortgage-backed securities             28   5.52       839   6.83         -      -       593   4.77
Trust preferred securities                   -      -         -      -         -      -     4,975   3.20
Equity securities                            -      -         -      -         -      -    12,700   3.81
                                        ------ --------  ------ --------  ------ --------  ------ --------
Total                                   $   28   5.52%   $8,071   6.03%   $1,939   3.48%  $26,758   3.48%
                                        ====== =======   ====== =======   ====== =======  ======= =======

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

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2003, the Company held REMICs with a net carrying value of $8.2 million, of which $1.8 million were classified as held-to-maturity and $6.4 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2003, the Company owned no privately issued REMICs.

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

The investment in school district bonds was $2.8 million at March 31, 2003 compared to $2.6 million at March 31, 2002. Total equity securities investment was $12.7 million at March 31, 2003, compared to $15.7 million at March 31, 2002.

In the second quarter of fiscal 2003, the Company purchased $5.0 million of trust preferred securities which are a portion of the mezzanine tranche of a $500.0 million pooled preferred trust securities indexed to the three month libor interest rate.

In the fourth quarter of fiscal 2003, the Company recognized a $2.3 million non-cash pre-tax charge to operations for investments in FHLMC preferred stock and FNMA preferred stock. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss will be realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary at the end of the fourth quarter of fiscal year 2003. Accordingly, the other-than-temporary impairment was realized in the income statement, in the amount of $700,000 for FNMA preferred stock and $1.6 million FHLMC preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in the amount of $462,000 for FNMA preferred stock and $1.1 million for FHLMC preferred stock.

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

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2003.

                                                                    Percent
Interest                                      Minimum               of Total
Rate      Term        Category                 Amount    Balance    Deposits
--------  ----        ---------------------   -------    -------    --------
                                                      (In thousands)
0.350%    None        NOW accounts            $   100    $27,113      8.45%
1.824     None        High Yield checking      25,000     35,537     11.08
0.750     None        Regular savings             500     24,855      7.75
1.011     None        Money market              2,500     53,717     16.75
None      None        Non-interest checking       100     78,464     24.46
                                                         -------     -----
                Total transaction accounts               219,686     68.49


                      Certificates of Deposit
                      -----------------------
1.564   91 Days       Fixed-term, Fixed-rate    2,500      9,510      2.96
1.455   182-364 Days  Fixed-term, Fixed-rate    2,500     13,592      4.24
2.055   12-17 Months  Fixed-term, Fixed-rate    2,500     35,034     10.92
1.380   18 Months     Fixed-term, Variable
                       rate, Individual
                       Retirement account
                       ("IRA")                    100      1,149      0.36
2.314   18-23 Months  Fixed-term, Fixed-rate    2,500      2,518      0.79
3.304   24-35 Months  Fixed-term, Fixed-rate    2,500     19,834      6.18
4.798   36-59 Months  Fixed-term, Fixed-rate    2,500      6,404      2.00
5.353   60-83 Months  Fixed-term, Fixed-rate    2,500     10,137      3.16
5.228   84-120 Months Fixed-term, Fixed-rate    2,500      2,878      0.90
                                                         -------     -----
          Total certificates of deposit                  101,056     31.51%
                                                         -------     -----
               Total deposits                           $320,742    100.00%
                                                         =======    ======

Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

                                                              At March 31,
                               ----------------------------------------------------------------------------
                                         2003                      2002                      2001
                               ------------------------  ------------------------  ------------------------
                                               Increase/                 Increase/                 Increase/
                               Balance Percent Decrease) Balance Percent Decrease) Balance Percent Decrease)
                               ------- ------- --------  ------- ------- --------  ------- ------- --------
                                                          (Dollars in thousands)
Non-interest-bearing demand    $78,464  24.46% $ 45,890  $32,574  12.54% $  4,639  $27,935   9.45%  $ 3,194
NOW accounts                    27,113   8.45    (5,597)  32,710  12.60       567   32,143  10.88    11,167
High-yield checking             35,537  11.08    30,183    5,354   2.06     5,354        -      -         -
Regular savings accounts        24,855   7.75     2,916   21,939   8.45     3,112   18,827   6.37    (1,013)
Money market deposit accounts   53,717  16.75      (928)  54,645  21.04     8,921   45,724  15.47     1,104
Certificates of deposits which
  mature(1):
   Within 12 months             71,155  22.19   (15,784)  86,939  33.48   (55,084) 142,023  48.06    48,149
   Within 12-36 months          22,619   7.05     3,249   19,370   7.46    (4,303)  23,673   8.01       897
   Beyond 36 months              7,282   2.27     1,123    6,159   2.37       961    5,198   1.76      (330)
                               ------- ------- --------  ------- ------- --------  ------- ------- --------
     Total                    $320,742 100.00% $ 61,052 $259,690 100.00% $(35,833)$295,523 100.00% $ 63,168
                               ======= ======  ========  ======= ======  ========  ======= ======  ========

__________________
(1) IRAs of $12.9 million, $12.8 million and $12.8 million at March 31, 2003, 2002 and 2001, respectively, are included in certificate balances.




Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

                                    At March 31,
                            --------------------------
                             2003      2002      2001
                            ------    ------    ------
                                   (In thousands)
Below 2.00%                $43,969   $14,919   $     -
2.00 - 2.99%                17,483    30,028         -
3.00 - 3.99%                18,770    24,390        40
4.00 - 4.99%                 7,452    13,014     5,772
5.00 - 5.99%                 7,058    10,717    45,544
6.00 - 7.99%                 6,324    19,400   119,538
                            ------    ------    ------
   Total                  $101,056  $112,468  $170,894
                           =======   =======   =======

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2003.


                                       Amount Due
                   --------------------------------------------------
                   Less Than    1-2      After       After
                   One Year    Years    2-3 Years   3 Years    Total
                   --------   -------   ---------   -------   -------
                                      (In thousands)
Below 2.00%        $ 39,225   $ 4,176   $     500   $    68  $ 43,969
2.00 - 2.99%         10,943     4,529       1,998        13    17,483
3.00 - 3.99%         12,755     4,399         391     1,225    18,770
4.00 - 4.99%          3,217     1,161         888     2,186     7,452
5.00 - 5.99%          2,086       790         780     3,402     7,058
6.00 - 7.99%          2,929     1,697       1,310       388     6,324
                   --------   -------   ---------   -------   -------
   Total           $ 71,155   $16,752   $   5,867   $ 7,282  $101,056
                   ========   =======   =========   =======   =======

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2003.

                                                               Weighted
Maturity Period                                      Amount    Average Rate
---------------                                     --------   ------------
                                                     (Dollars in thousands)
Three months or less                                $ 12,751      2.46%
Over three through six months                          4,675      2.49
Over six through 12 months                             4,309      2.69
Over 12 Months                                         8,552      4.21
                                                    --------     ------
Total                                               $ 30,287      2.99%
                                                    ========     ======

Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.

                                    Year Ended March 31,
                                 --------------------------
                                  2003      2002      2001
                                 ------    ------    ------
                                        (In thousands)
Beginning balance              $259,690  $295,523  $232,355
Net (decrease) increase
  before interest credited       55,535   (44,789)   52,002
Interest credited                 5,517     8,956    11,166
Net (decrease) increase in       ------    ------    ------
  savings deposits               61,052   (35,833)   63,168
                                 ------    ------    ------
Ending balance                 $320,742  $259,690  $295,523
                                =======   =======   =======

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

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2003, the Bank had $40.0 million of outstanding advances from the FHLB-Seattle under an available credit facility of $104.9 million.

The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.


                                         At March 31,
                                 --------------------------
                                  2003      2002      2001
                                 ------    ------    ------
Weighted average rate paid on
  FHLB advances                   4.90%     6.10%     6.62%

                                        Year Ended March 31,
                                    --------------------------
                                     2003      2002      2001
                                    ------    ------    ------
                                       (Dollars in thousands)
Maximum amounts of FHLB advances
  outstanding at any month end     $74,500   $99,500   $80,000
Average FHLB advances outstanding   53,174    89,499    72,825
Weighted average rate paid on
  FHLB advances                      5.53%     6.25%     6.79%


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

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2003 was $90,905.

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

The Bank, as a member of the FHLB-Seattle, is required to acquire and hold shares of capital stock in the FHLB-Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $5.6 million at March 31, 2003.

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

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority.

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

The premium schedule for BIF and SAIF insured institutions rangesfrom 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

Liquidity Requirements. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. The Company adjusts liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized.

At March 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2003, the Bank met the test and its QTL percentage was 75.65%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. At March 31, 2003, the Bank had tangible capital of $48.2 million, or 11.66% of adjusted total assets, which is approximately $42.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2003, the Bank had $369,000 in core deposit intangible and $629,000 in servicing assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2003, the Bank had core capital equal to $48.2 million, or 11.66% of adjusted total assets, which is $35.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On March 31, 2003, the Bank had total risk-based capital of approximately $50.9 million, including $48.2 million in core capital and $2.7 million in qualifying supplementary capital, and risk-weighted assets of $320.4 million, or total capital of 15.89% of risk-weighted assets. This amount was $25.3 million above the 8% requirement in effect on that date.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2003, the Bank's internal limit was 80% of the regulatory limit on loans to one borrower or $6.1 million. At March 31, 2003, the Bank's largest single loan to one borrower was $5.8 million, which was performing according to its original terms.

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

Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of their delineated communities. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take this record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

Financial Service Modernization. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

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

Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test. If the Bank fails the QTL, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's QTL.

The USA Patriot Act

General. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

- Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

 - Section 312 of the Act requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

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

Sarbanes-Oxley Act of 2002

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:

   * audit committees;

   * certification of financial statements by the chief executive officer and the chief financial officer;

   * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

   * a prohibition on insider trading during pension plan black out periods;

   * disclosure of off-balance sheet transactions;

   * a prohibition on personal loans to directors and officers;

   * expedited filing requirements for Form 4's;

   * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

   * "real time" filing of periodic reports;

   * the formation of a public accounting oversight board;

   * auditor independence; and

   * various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Congress revised the thrift bad debt rules in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). At March 31, 2003, the Bank had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1987 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion and Reorganization, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2003, the Bank's investments of $725,000 in Riverview Services, Inc. ("Riverview Services") its wholly owned subsidiary, and the investment of $545,000 in Riverview Asset Management Corp. ("RAM Corp"), a 90% owned subsidiary, were within these limitations.

Riverview Services, a wholly-owned subsidiary, acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $70 for each deed of trust. Riverview Services had net income of $68,000 for the fiscal year ended March 31, 2003 and total assets of $729,000 at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company.

RAM Corp is an asset management company providing trust, estate planning and investment management services. RAM Corp commenced business during December 1998 and had a net loss of $58,000 for the fiscal year ended March 31, 2003 and total assets of $695,000 at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2003,
total assets under management approximated $114.8 million.   RAM Corp's
operations are included in the Consolidated Financial Statements of the Company.

Personnel

As of March 31, 2003, the Company had 157 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name              Age(1)  Position
-----             ------  ---------
Patrick Sheaffer    63    Chairman of the Board. President and Chief
                            Executive Officer
Ron Wysaske         50    Executive Vice President, Treasurer and Chief
                            Financial Officer
(1)  At March 31, 2003.

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

Ron Wysaske joined the Bank in 1976. Prior to that, he was an audit and tax accountant at Price Waterhouse & Co. He became Executive Vice President, Treasurer and Chief Financial Officer of the Bank in 1981 and of the Company at inception in 1997. He is responsible for administering all finance, support and administrative functions at the Company. He is a certified public accountant in the State of Washington, but is not licensed to practice publicly and is active in numerous professional and civic organizations.

Item 2.  Properties
-------------------
The following table sets forth certain information relating to the Company's offices as of March 31, 2003.

                                                     Approximate
Location                              Year Opened  Square Footage  Deposits
--------                              -----------  --------------  --------
Main Office:                                                    (In millions)

900 Washington, Suite 900
Vancouver, Washington (1)                2000          16,000      $ 14.7


Branch Offices:

700 N.E. Fourth Avenue
Camas, Washington (3)                    1975          25,000        42.2

3307 Evergreen Way
Washougal, Washington (1)(3)(4)          1963           3,200        26.8

225 S.W. 2nd Street
Stevenson, Washington (3)                1971           1,700        24.6

330 E. Jewett Boulevard
White Salmon, Washington (3)(5)          1977           3,200        24.0

15 N.W. 13th Avenue
Battle Ground, Washington (3)(6)         1979           2,900        26.0

412 South Columbus
Goldendale, Washington (3)               1983           2,500        14.2

11505-K N.E. Fourth Plain Boulevard
Vancouver, Washington (3)                1994           3,500        15.6
"Orchards" Office

7735 N.E. Highway 99
Vancouver, Washington (1)(2)(3)          1994           4,800        24.7
"Hazel Dell" Office

1011 Washington Way
Longview, Washington (2)(3)              1994           2,000        13.3

900 Washington St., Suite 100
Vancouver, Washington (1)(3)             1998           5,300        76.3

1901-E N.E. 162nd Avenue
Vancouver, Washington (1)(3)             1999           3,200         9.6

800 N.E. Tenny Road, Suite D
Vancouver, Washington (3)                2000           3,200        10.0

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

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2003, the net book value of the Company's office properties, furniture, fixtures and equipment was $9.7 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

At March 31, 2003, there were 4,585,543 shares Company Common Stock issued and 4,358,704 outstanding, 769 stockholders of record and an estimated 1,000 holders in nominee or "street name."


Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account to be established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See
Note 1 of Notes to Consolidated Financial Statements.

The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. From October 22, 1993 until October 2, 1997, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2003 and 2002 fiscal years. At March 31, 2003, there were nine market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                        Cash Dividends
Fiscal Year Ended March 31, 2003        High      Low      Declared
--------------------------------       ------   -------    --------
Quarter Ended March 31, 2003           $17.04    $14.64     $0.125
Quarter Ended December 31, 2002         15.24     13.63      0.125
Quarter Ended September 30, 2002        15.71     14.00      0.125
Quarter Ended June 30, 2002             14.75     13.05      0.125


                                                        Cash Dividends
Fiscal Year Ended March 31, 2002        High      Low      Declared
--------------------------------       ------   -------    --------
Quarter Ended March 31, 2002           $14.00    $11.93      $0.11
Quarter Ended December 31, 2001         12.35     10.90       0.11
Quarter Ended September 30, 2001        12.00     10.00       0.11
Quarter Ended June 30, 2001             10.50      9.25       0.11

Item 6.   Selected Financial Data
---------------------------------
The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

                                                 At March 31,
                                ----------------------------------------------
                                 2003      2002      2001      2000      1999
                                ------    ------    ------    ------    ------
                                                (In thousands)
FINANCIAL CONDITION DATA:

Total assets                  $419,904  $392,101  $431,996  $344,680  $302,601
Loans receivable, net(1)       301,811   288,530   296,861   249,034   187,177
Mortgage-backed securities held
 to maturity, at amortized cost  3,301     4,386     6,405     8,657    12,715
Mortgage-backed securities
 available for sale, at fair
 value                          13,069    36,999    43,139    39,378    53,372
Cash and interest-bearing
 deposits                       60,858    22,492    38,935    15,786    17,207
Investment securities held to
 maturity, at amortized cost         -         -       861       903     4,943
Investment securities available
 for sale, at fair value        20,426    18,275    25,561    12,883    13,280
Deposit accounts               320,742   259,690   295,523   232,355   200,311
FHLB advances                   40,000    74,500    79,500    60,550    42,550
Shareholders' equity            54,511    53,677    52,721    48,489    56,867

                                             Year Ended March 31,
                                ----------------------------------------------
                                 2003      2002      2001      2000      1999
                                ------    ------    ------    ------    ------
                                                (In thousands)
OPERATING DATA:

Interest income               $ 26,461  $ 29,840  $ 31,343  $ 25,438  $ 23,114
Interest expense                 8,417    14,318    16,288    11,073     9,925
                                ------    ------    ------    ------    ------
Net interest income             18,044    15,522    15,055    14,365    13,189
Provision for loan losses          727     1,116       949       675       240
Net interest income after       ------    ------    ------    ------    ------
 provision for loan losses      17,317    14,406    14,106    13,690    12,949
Gains (losses) from sale of
 loans, securities and
 real estate owned                (531)    1,964       129       151       283
Gain on sale of land and
 fixed assets                        -         4       540         -         -
Other non-interest income        4,469     4,583     3,293     2,746     2,591
Non-interest expenses           14,908    13,953    12,867    10,832     9,055
Income before federal income    ------    ------    ------    ------    ------
 tax provision                   6,347     7,004     5,201     5,755     6,768
Provision for federal income
 taxes                           1,988     2,136     1,644     1,878     2,305
                                ------    ------    ------    ------    ------
Net income                    $  4,359  $  4,868  $  3,557  $  3,877  $  4,463
                                ======    ======    ======    ======    ======

                                                 At March 31,
                                ----------------------------------------------
                                 2003      2002      2001      2000      1999
                                ------    ------    ------    ------    ------
OTHER DATA:

Number of:
Real estate loans outstanding    2,904     2,176     2,510     2,188     1,906
Deposit accounts                25,752    26,625    26,068    23,653    21,639
Full service offices                12        12        12        12        10


                                      At of For the Year Ended March 31,
                                ----------------------------------------------
                                 2003      2002      2001      2000      1999
                                ------    ------    ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets         1.07%     1.16%     0.94%     1.22%     1.55%
Return on average equity         7.99      9.01      7.04      7.15      7.33
Dividend payout ratio (2)       49.97     41.27     52.29     47.13     30.38
Interest rate spread             4.28      3.29      3.37      3.88      3.83
Net interest margin              4.83      4.04      4.27      4.78      4.81
Non-interest expense to
 average assets                  3.66      3.34      3.41      3.41      3.14
Efficiency ratio (non-interest
 expense divided by the sum of
 net interest income and non-
 interest income)               67.82     63.21     67.66     62.75     56.37

Asset Quality Ratios:
Average interest-earning
 assets to interest-
 bearing liabilities           124.62    120.49    119.75    124.51    127.02
Allowance for loan losses to
 total loans at end of period    0.81      0.78      0.58      0.50      0.54
Net charge-offs to average
 outstanding loans during the
 period                          0.12      0.14      0.14      0.21      0.04
Ratio of nonperforming assets
 to total assets                 0.18      0.61      0.24      0.39      0.44

Capital Ratios:
Average equity to average
  assets                        13.39     12.93     13.41     17.05     21.08
Equity to assets at end of
 fiscal year                    12.98     13.69     12.20     14.07     18.79


(1)  Includes loans held for sale.
(2)  Dividends paid divided by net income.

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

Proposed Acquisition

On February 6, 2003, the Company announced the signing of a definitive agreement for the acquisition of Today's Bancorp, Inc. by merger. Upon completion of the transaction, Today's Bancorp, Inc. shareholders, with a total of 1.1 million shares of common stock outstanding, may elect to receive either $13.77 per share in cash or 0.8261 Riverview Bancorp, Inc. shares for each share of Today's Bancorp, Inc. The exchange ratio is subject to adjustment under certain conditions. The Company will issue approximately 473,995 shares of its own stock to acquire approximately 45% percent of Today's Bancorp, Inc. outstanding shares at an exchange ratio of 0.8261 Riverview shares for each share of Today's Bancorp Inc. The remaining 55 % of outstanding Today's Bancorp, Inc. shares will be acquired for an aggregate of approximately $9.6 million in cash. If the elections with respect to the form of consideration filed by Today's shareholders differs from the 45% stock, 55% cash ratio, the mix of stock and cash to individual shareholders used to effect the acquisition could change.

The merger, which has been unanimously approved by the directors of both companies, is subject to certain conditions, including the approval of the shareholders of Today's Bancorp, the receipt of regulatory approvals, and the registration of the shares to be issued in the merger with the Securities and Exchange Commission.

The merger is expected to be completed in the third calendar quarter of 2003. The combined organization will have assets of approximately $540 million, deposits of approximately $430 million, and shareholders' equity of approximately $60 million.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's Consolidated Financial Statements. The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of the mortgage servicing rights ("MSR's") and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the notes to the Consolidated Financial Statements included herein. In particular, Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies and Note 8 provides details used in valuing the Company's MSR's and the effect of changes to certain assumptions. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio.

The Company's methodology for estimating the fair value of MSR's is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSR's fair value is limited by the conditions existing and assumptions made as of the date made. Those assumptions may not be appropriate if they are applied to a different time.

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan is paidoff earlier than anticipated. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR's are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects the Company's MSR's to impairment. MSR's impairment is recorded in the amount that the estimated fair value is less than the MSR's carrying value on a strata by strata basis.

The Company's determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period the Company reviews those investments that the fair value is less than their carrying value. The review includes determining whether certain indicators indicated the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. If the cost basis of these securities is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of stockholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other-than-temporary impaired. If the security is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

The Company's underlying principle in determining whether impairment is other-than temporary is an impairment shall be deemed other-than-temporary unless positive evidence indicating that an investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) our intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

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

Since the end of fiscal 1998, the Company has added three branches including
the branch at the main office for administration in downtown Vancouver.   The
Washougal branch was relocated to a new facility; the Stevenson, White Salmon and Goldendale branches were remodeled. The number of automated teller machines more than doubled from six to thirteen so that each branch location now is serviced by at least one automated teller machine.

The Company's growing commercial customer base has enjoyed new products and the improvements in existing products. These new products include business checking, internet banking and new loan products. Retail customers have benefited from expanded choices ranging from additional automated teller machines, consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

Fiscal 2003 marked the 80th anniversary since Riverview Community Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending. The Company is focused on diversifying the loan portfolio through expansion of commercial loans. In fiscal 2000, the Company had four experienced commercial lenders and currently there are five commercial lenders who are expanding the commercial lending services available to Riverview's
customers.   In the fiscal 1999, commercial loans as a percentage of the loan
portfolio were 1.90%.    Commercial loans were 10.11% of total loans at the
end of fiscal year 2003. Commercial lending has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio profitability.

The Company's relationship banking has been enhanced by the 1998 addition of RAM Corp, a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers. Development of relationship banking has been the key to the Company's growth. Assets under management have increased from approximately $21.0 million at March 31, 1999 to approximately $114.8 at March 31, 2003.

Net Interest Income

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains and losses on sales of interest-earning assets and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

Comparison of Financial Condition at March 31, 2003 and 2002

At March 31, 2003, the Company had total assets of $419.9 million compared with $392.1 million at March 31, 2002. The increase in total assets reflects the increase in loans outstanding and cash. Cash, including interest-earning accounts, totaled $60.9 million at March 31, 2003, compared to $22.5 million at March 31, 2002. The $300,000 decrease in loans held for sale to $1.5 million at March 31, 2003 compared to $1.8 million at March 31, 2002, reflects the variable demand for residential loan refinancing. As interest rates fall loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment loan volume will shift to adjustable rate production. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $300.3 million at March 31, 2003, compared to $286.7 million at March 31, 2002, a 4.7% increase. Increases primarily in commercial, land and commercial real estate were partially offset by decreases in one- to- four family residential, residential construction, multi-family, multi-family construction, commercial construction, and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

There were $1.5 million in loans held-for-sale at March 31, 2003, compared to $1.8 million at March 31, 2002.

Cash and cash equivalents increased to $60.9 million at March 31, 2003, from $22.5 million at March 31, 2002 as a result of an increase in deposits.

Investment securities available-for-sale was $20.4 million at March 31, 2003, compared to $18.3 million at March 31, 2002. The $2.1 million increase reflects the $1.4 million sale of common stock of banks, the purchase of $5.0 million of trust preferred securities and unrealized market gains and loses.

Mortgage-backed securities held-to-maturity was $3.3 million at March 31, 2003, compared to $4.4 million at March 31, 2002. The $1.1 million net decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $13.1 million at March 31, 2003, compared to $37.0 million at March 31, 2002. The $23.9 million net decrease reflects pay downs.

Deposits totaled $320.7 million at March 31, 2003 compared to $259.7 million at March 31, 2002. The deposit increase is primarily due to the increase in non-interest bearing account balances. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 42.2% to $164.5 million at

March 31, 2003, compared to $115.7 million at March 31, 2002. Transaction accounts represented 55.4% and 43.0% of average total outstanding balance of deposits at March 31, 2003 and March 31, 2002, respectively.

FHLB advances decreased to $40.0 million at March 31, 2003 from $74.5 million at March 31, 2002 due to the increase in the Company's deposit balances, prepayments on one- to- four mortgage loans and mortgage-backed securities.

Shareholders' equity increased $834,000 to $54.5 million at March 31, 2003 from $53.7 million at March 31, 2002 primarily as a result of the $4.8 million of total comprehensive income offset by $2.9 million stock repurchased and retired and $2.2 million of cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended March 31, 2003 and 2002

Net Income. Net income was $4.4 million, or $0.99 per diluted share for the year ended March 31, 2003, compared to $4.9 million, or $1.06 per diluted share for the year ended March 31, 2002. Earnings were lower for the year ended March 31, 2003, primarily as a result of the pre-tax other-than-temporary non-cash charges of $1.6 million for FHLMC preferred stock and $700,000 for FNMA preferred stock.

Net Interest Income. Net interest income for fiscal year 2003 was $18.0 million, representing a $2.5 million, or a 16.2% increase, from fiscal year 2002. This improvement reflected a 3.4% decrease in average balance of interest earning assets (primarily decreases in the average balance of mortgage-backed securities partially offset by an increase in the average balance of non-mortgage loans) to $379.9 million, which was offset by a 6.6% decrease in average balance of interest-bearing liabilities (primarily a decrease in FHLB borrowings and certificates of deposits) to $304.8 million. The ratio of average interest earning assets to average interest bearing liabilities increased to 124.6% in 2003 from 120.5% in 2002 which indicates that the interest earning asset growth is being funded less by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $26.5 million and $29.8 million, for fiscal 2003 and 2002, respectively. Average interest-bearing assets decreased $13.3 million to $379.9 million for fiscal 2003 from $393.2 million for fiscal 2002. The yield on interest-earning assets was 7.04% for fiscal year 2003 compared to 7.68% for fiscal 2002. The decreased yield is the primarily the result of the lower yields on loans that reflect the Federal Reserve Board discount rate cuts that occurred during the fiscal 2002 and 2003.

Interest Expense. Interest expense for the year ended March 31, 2003 totaled $8.4 million, a $5.9 million decrease from $14.3 million for the year ended March 31, 2002. The decrease in interest expense is the result of lower rates of interest paid on deposits and FHLB borrowings due to the Federal Reserve Board discount rate cuts that occurred during the fiscal 2002 and 2003. The weighted average interest rate of total deposits decreased from 3.69% for the year ended March 31, 2002 to 2.18% for the year ended March 31, 2003. The weighted average interest rate of FHLB borrowings decreased from 6.25% for the year ended March 31, 2002 to 5.53% for the year ended March 31, 2003. The decrease in certificate of deposits average balance plus the decrease in average balance of FHLB borrowings was a significant contributor to lower interest expense in fiscal 2003.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2003 was $727,000 compared to $1.1 million for the year ended March 31, 2002. The fiscal 2003 provision for loan losses exceeded net loan charge-offs by $377,000, resulting in an increase in the allowance for loan losses to $2.5 million. Net charge-offs to average net loans for fiscal 2003 declined to 0.12% from 0.14% for fiscal 2002. The mix of the loan portfolio showed an increase in the balances of commercial, land and commercial real estate loans for fiscal 2003 as compared to fiscal 2002. The reduced balances in fiscal 2003 substandard assets and the reallocation of allowance among different parts of the portfolio offset these increases in loan balances. The reallocation of the allowance resulted from the annual review of the allocation of general allowances for each major loan type based on applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable, and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from those of management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance those additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income. The allowance for loan losses at March 31, 2003 was $2.7 million, or 0.89% of period end net loans, compared to $2.5 million, or 0.86% of period end net loans, at March 31, 2002. Management considered the allowance for loan losses at March 31, 2003 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio. As a result of the decrease in nonaccrual loans during the year ended March 31, 2002, the ratio of the allowance for loan losses to nonaccrual loans increased to 847.99% at March 31, 2003 from 166.69% at March 31, 2002. This ratio is subject to significant fluctuations from year to year as a result of various factors such as the mix of loan types in the portfolio, economic prospects of the borrowers, and in the case of secured loans, the value and marketability of collateral .

Non-Interest Income.   Non-interest income decreased $2.6 million or 66.4% for
the twelve months ended March 31, 2003 to $3.9 million compared $6.6 million for the same period in 2002. Excluding the fiscal 2003, $2.1 pretax loss on sale of securities and other-than-temporary impairment on equity investments and the fiscal 2002 $863,000 pretax gain on sale of securities, non-interest income increased $388,000 or 6.8% for the year ended March 31, 2003 when compared to the prior year. The fiscal 2003 $162,000 gain on sale of equity securities available for sale was more than offset by the $2.3 million for the write-downs in the amortized cost basis of equity investments where the decline in value was deemed other-than-temporary. These write-downs are non-cash charges that are recorded as realized losses in the income statement, with a corresponding reduction in unrealized losses in shareholders' equity, even though there were no sales of the securities. As such, the write-downs do not impact shareholders' equity or the carrying value of the investments since the investments are marked to market value, in accordance with SFAS No.
115. For the twelve months ended March 31, 2003, fees and service charges increased $556,000 or 15.0% when compared to the twelve months ended March 31, 2002. The $556,000 increase in fees and service charges is primarily due to the growth in deposit products and mortgage broker fees. Mortgage broker fees (included in fees and service charges) totaled $1.5 million for the year ended March 31, 2003 compared to $1.3 million for the previous year. Mortgage broker commission compensation expense was $1.1 million for the fiscal ended March 31, 2003 compared to $1.0 million for the fiscal ended March 31, 2002. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $188.4 million in 2002 to $200.3 million in 2003. Asset management services income was $742,000 for the year 2003 compared to $745,000 for the year 2002. RAM Corp had $114.8 million in total assets under management at March 31, 2003 when compared to $109.8 million at March 31, 2002.

Non-Interest Expense. Non-interest expense increased $995,000, or 6.8%, to $14.9 million for fiscal year 2003 compared to $14.0 million for fiscal year 2002. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2003, salaries and employee benefits, which includes mortgage broker commission compensation, was $8.4 million, or a 8.1% increase over the prior year total of $7.8 million. Full-time equivalent employees increased to 157 at March 31, 2003 from 147 at March 31, 2002.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation ("RTC") in fiscal 1995 (see Item 2. Properties), and the related acquisition of $42 million in customer deposits created a $3.2 million core deposit intangible asset ("CDI"), representing the excess of cost over fair value of deposits acquired. The CDI ($369,000 at March 31, 2003) is being amortized over the remaining life of the underlying customer relationships currently estimated at fourteen months. The amortization expense of CDI was $327,000 for both fiscal years 2003 and 2002.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.0 million for the year ended March 31, 2003 compared to $2.1 million for the year ended March 31, 2002 as a result of lower income before taxes. The effective tax rate for fiscal year 2003 was 31.3% compared to 30.5% for fiscal 2002. Reference is made to Note 12 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.


Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

Net Income. Net income was $4.9 million, or $1.06 per diluted share, for the year ended March 31, 2002, compared to $3.6 million, or $0.77 per diluted share, for the year ended March 31, 2001. Earnings were higher for the year ended March 31, 2002 primarily as a result of increased non-interest income.

Net Interest Income. Net interest income for fiscal 2002 was $15.5 million, representing a $467,000, or a 3.1% increase, from fiscal year 2001. This improvement reflected a 10.3% increase in average earning assets (primarily increases in average loan balances due to a 33.1% increase in non-mortgage loans and a 190.0% increase in daily interest-bearing assets) to $393.2 million, which offset a 23 basis point reduction in the net interest margin to 4.04%. The ratio of average interest earning assets to average interest bearing liabilities increased to 120.5% in 2002 from 119.8% in 2001, which indicates that the interest earning asset growth is being funded less by interest bearing liabilities as compared to capital, which is non-interest bearing.

Interest Income. Interest income totaled $29.8 million and $31.3 million, for fiscal years 2002 and 2001, respectively. Average interest-bearing assets increased $36.7 million to $393.2 million for fiscal year ended 2002 from $356.5 million for fiscal ended 2001. The yield on interest-earning assets was 7.68% for fiscal 2002 compared to 8.84% for fiscal ended 2001. The decreased yield is the result of the lower yields on loans that reflect the eight Federal Reserve Board discount rate cuts that occurred during the fiscal 2002.

Interest Expense. Interest expense for the year ended March 31, 2002 totaled $14.3 million, a $2.0 million decrease from $16.3 million for the year ended March 31, 2001. The decrease in interest expense is the result of lower rates of interest paid on deposits due to the eight Federal Reserve Board discount rate cuts that occurred during the fiscal year 2002. The weighted average interest rate of total deposits decreased from 5.05% for the year ended March 31, 2001 to 3.69% for the year ended March 31, 2002. The decrease in total deposit average interest rate was partially offset by the $12.0 million increase in total average deposits to $236.9 million at March 31, 2002.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2002 was $1.1 million compared to $949,000 for the year ended March 31, 2001. The fiscal year 2002 provision for loan losses exceeded net loan charge-offs by $702,000, resulting in an increase in the allowance for loan losses to $2.5 million. Net charge-offs to average net loans for fiscal 2002 and 2001 has remained a constant 0.14%.

The allowance for loan losses at March 31, 2002 was $2.5 million, or 0.78% of period end gross loans, compared to $1.9 million, or 0.58% of period end gross loans, at March 31, 2001. Management considered the allowance for loan losses at March 31, 2002 to be adequate to cover foreseeable loan losses based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $2.6 million or 65.3% for
the twelve months ended March 31, 2002 compared to the same period in 2001. Excluding the fiscal 2002, $863,000 pretax gain on sale of securities and fiscal year 2001, $540,000 pretax gain on sale of land and fixed assets, non-interest income increased $2.3 million or 66.2% for the year ended March 31, 2002 when compared to the prior year. For the twelve months ended March 31, 2002, fees and service charges increased $1.1 million when compared to the twelve months ended March 31, 2001. The $1.1 million increase in fees and service charges is primarily due to the growth in deposit products, mortgage broker fees and asset management services. Mortgage broker fees (included in fees and service charges) totaled $1.3 million for the year ended March 31, 2002 compared to $579,000 for the previous year. Mortgage broker commission compensation expense was $1.0 million for the fiscal ended March 31, 2002 compared to $581,000 for the fiscal year ended March 31, 2001. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $109.4 million in 2001 to $188.4 million in 2002. Asset management services income increased $236,000 or 46.4% for fiscal 2002 compared to year 2001. RAM Corp had $109.8 million in total assets under management at March 31, 2002 compared to $92.2 million at March 31, 2001.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 8.5%, to $14.0 million for fiscal year 2002 compared to $12.9 million for fiscal year 2001. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2002, salaries and employee benefits, which includes mortgage broker commission compensation, was $7.8 million, or an 11.4% increase over the prior year total of $7.0 million. Full-time equivalent employees have held steady at 147 at March 31, 2002 and March 31, 2001. In the second quarter of fiscal year 2001, the Company's main office for administration was relocated from Camas to the Vancouver address of 900 Washington, Suite 900, a 16,000 square foot leased facility.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.1 million for the year ended March 31, 2002 compared to $1.6 million for the year ended March 31, 2001 as a result of higher income before taxes. The effective tax rate for fiscal year 2002 was 30.5% compared to 31.6% for fiscal 2001. Reference is made to Note 12 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the monthly average balances during such period. Interest income on tax exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding.

                                                        Year Ended March 31,
                             -------------------------------------------------------------------------------
                                        2003                       2002                       2001
                             -------------------------  -------------------------  -------------------------
                                      Interest                   Interest                   Interest
                             Average    and     Yield/  Average    and     Yield/  Average    and     Yield/
                             Balance  Dividends  Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                             -------  --------- ------  -------  --------- ------  -------  --------- ------
                                                     (Dollars in thousands)
Interest-earning assets:
  Mortgage loans            $173,486    $13,854  7.99% $195,419    $16,786  8.59% $205,895    $19,286  9.37%
  Non-mortgage loans         129,254      9,816  7.59    95,004      8,086  8.51    71,392      6,985  9.78
                             -------  --------- ------  -------  --------- ------  -------  --------- ------
    Total net loans (1)      302,740     23,670  7.82   290,423     24,872  8.56   277,287     26,271  9.47

  Mortgage-backed securities  28,615      1,241  4.34    49,575      2,677  5.40    46,151      3,144  6.81
  Investment securities       20,914      1,204  5.76    22,567      1,511  6.70    20,200      1,318  6.52
  Daily interest-bearing
   assets                     22,190        319  1.44    25,583        798  3.12     8,827        530  6.00
  Other earning assets         5,440        329  6.05     5,078        342  6.73     4,056        262  6.48
    Total interest-earning   -------  --------- ------  -------  --------- ------  -------  --------- ------
      assets                 379,899     26,763  7.04   393,226     30,200  7.68   356,521     31,525  8.84

Non-interest-earning assets:
  Office properties and
    equipment, net            10,060                     10,365                     10,295
  Real estate, net                 -                          -                        134
  Other non-interest-earning
    assets                    17,809                     14,402                     10,189
                             -------                    -------                    -------
    Total assets            $407,768                   $417,993                   $377,139
                             =======                    =======                    =======
Interest-bearing liabilities:
  Regular savings accounts   $22,861        182  0.80   $19,747        292  1.48   $19,586        536  2.74
  NOW accounts                64,916        960  1.48    29,442        215  0.73    21,897        315  1.44
  Money market accounts       54,514        692  1.27    53,761      1,307  2.43    44,911      2,182  4.86
  Certificates of deposit    109,380      3,642  3.33   133,907      6,915  5.16   138,492      8,314  6.00
                             -------  --------- ------  -------  --------- ------  -------  --------- ------
    Total deposits           251,671      5,476  2.18   236,857      8,729  3.69   224,886     11,347  5.05


Other interest-bearing
  liabilities                 53,174      2,941  5.53    89,499      5,589  6.24    72,825      4,941  6.78
  Total interest-bearing     -------  --------- ------  -------  --------- ------  -------  --------- ------
   liabilities               304,845      8,417  2.76   326,356     14,318  4.39   297,711     16,288  5.47

Non-interest-bearing liabilities:
  Non-interest-bearing
    deposits                  45,109                     32,529                     26,635
  Other liabilities            3,246                      5,078                      2,232
                             -------                    -------                    -------
    Total liabilities        353,200                    363,963                    326,578
  Shareholders' equity        54,568                     54,030                     50,561
    Total liabilities and    -------                    -------                    -------
     shareholders' equity   $407,768                   $417,993                   $377,139
                             =======                    =======                    =======
Net interest income                     $18,346                    $15,882                    $15,237
                                         ======                     ======                     ======
Interest rate spread                             4.28%                      3.29%                      3.37%
                                                 ====                       ====                       ====
Net interest margin                              4.83%                      4.04%                      4.27%
                                                 ====                       ====                       ====
Ratio of average interest-earning assets
 to average interest-bearing liabilities       124.62%                    120.49%                    119.75%
                                               ======                     ======                     ======
Tax Equivalent Adjustment               $   302                    $   360                    $   182
                                          =====                      =====                      =====


(1)  Includes non-accrual loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the date indicated the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets on a tax equivalent basis.


                                     At March 31,    Year Ended March 31,
                                     ------------   ------------------------
                                          2003      2003      2002      2001
                                         ------    ------    ------    ------
Weighted average yield earned on:
  Total net loans(1)                      6.72%     7.13%     7.91%     8.89%
  Mortgage-backed securities              4.42      4.34      5.40      6.81
  Investment securities                   5.47      5.76      6.70      6.52
  All interest-earning assets             5.94      6.49      7.19      8.39

Weighted average rate paid on:
  Deposits                                1.33      2.18      3.69      5.05
  FHLB advances and other borrowings      4.90      5.53      6.25      6.78
  All interest-bearing liabilities        1.72      2.76      4.39      5.47

Interest rate spread (spread between
 weighted average rate on all interest-
 earning assets and all interest-bearing
 liabilities)(1)                          4.22      3.73      2.81      2.92

Net interest margin (net interest
 income(expense) as a percentage of
 average interest-earning assets)(1)      4.48      4.28      3.56      3.82



(1) Weighted average yield on total net loans excludes deferred loan fees.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to:
(i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume). Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

                                          Year Ended March 31,
                           --------------------------------------------------
                               2003 vs 2002              2002 vs 2001
                           ------------------------  ------------------------
                           Increase(Decrease)        Increase(Decrease)
                                Due to     Total          Due To     Total
                                           Increase                  Increase
                            Volume  Rate  (Decrease)  Volume  Rate  (Decrease)
                            ------ ------  --------   ------ ------  --------
                                            (In thousands)
Interest Income:
 Mortgage loans           $(1,803)$(1,129) $(2,932)  $ (951)$(1,547) $(2,498)
 Non-mortgage loans         2,468    (738)   1,730    1,814    (714)   1,100
 Mortgage-backed securities  (980)   (456)  (1,436)     260    (727)    (467)
Investment securities (1)    (106)   (201)    (307)     157      36      193
Daily interest-bearing        (95)   (384)    (479)     359     (91)     268
Other earning assets           28     (41)     (13)      69      10       79
                            ------ ------  --------   ------ ------  --------
   Total interest income     (488) (2,949)  (3,437)   1,708  (3,033)  (1,325)
                            ------ ------  --------   ------ ------  --------
Interest Expense:
Regular savings accounts       57    (167)    (110)       4    (248)    (244)
NOW accounts                  403     342      745      235    (334)     (99)
Money market accounts          18    (634)    (616)     570  (1,445)    (875)
Certificates of deposit    (1,114) (2,159)  (3,273)    (268) (1,132)  (1,400)
Other interest-bearing
  liabilities              (2,065)   (582)  (2,647)     995    (346)     649
                            ------ ------  --------   ------ ------  --------
  Total interest expense   (2,701) (3,200)  (5,901)   1,536  (3,505)  (1,969)
                            ------ ------  --------   ------ ------  --------
Net interest income (1)    $2,213  $  251   $2,464   $  172  $  472   $  644
                            =====  ======  =======    ====== ======  =======
 (1)  Taxable equivalent

Asset and Liability Management

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one-to-four family mortgage loans with terms of more than 15 years. However, the Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans or purchase of adjustable rate mortgage-backed securities for its portfolio; growing commercial, consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Company has experienced a change in the mix of loans, deposits, and FHLB advances.

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short term adjustable assets. At March 31, 2003, ARM loans and adjustable rate mortgage-backed securities constituted $195.2 million, or 65.25%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. This compares to ARM loans and adjustable rate mortgage-backed securities at March 31, 2002 that totaled $136.2 million, or 43.1%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $128.2 million at March 31, 2003, including $7.4 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $127.3 million and produced loan servicing expense of $619,000 for the year ended March 31, 2003. See "Item 1.
Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate consumer, commercial, construction and other loans totaled $203.3 million or 60.0% of total gross loans at March 31, 2003 as
compared to $156.4 million or 48.1% at March 31, 2002.   At March 31, 2003,
the construction, commercial, consumer and other loan portfolios amounted to $97.4 million, $34.2 million, $24.8 million and $122.2 million, or 28.8%, 10.1%, 7.3% and 36.1% of total gross loans, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2003, the combined portfolio of $36.8 million had an average term to repricing or maturity of 9.89 years, excluding equity securities. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2002.

                                At December 31, 2002

                 Net Portfolio Value           Net Portfolio Value as a
            ---------------------------   Percent of Present Value of Assets
Change      Dollar    Dollar    Percent   ----------------------------------
In Rates    Amount    Change    Change       NPV Ratio     Change
--------    ------    ------    ------       ---------     ------
              (Dollars in thousands)
300  bp    $73,063   $(1,161)     (2)%         16.45%     (18) bp
200  bp     74,211       (12)      0           16.66        3  bp
100  bp     74,720       497       1           16.74       11  bp
  0  bp     74,223         -       -           16.63        -
(100)bp     73,073    (1,150)     (2)          16.36      (27) bp
(200)bp(1)       -         -       -               -        -
(300)bp(1)       -         -       -               -        -

(1) No minus 200-300 bp because the 3-month treasury bill was 1.155% at December 31, 2002.

For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2002 would increase the Company's NPV by approximately $497,000, or 1%, at that date. At December 31, 2001, an instantaneous 100 basis point increase in market interest rates would have reduced the Company's NPV by approximately $4.5 million, or 7%, at that date. The $4.0 million decrease in the reduction of NPV to $497,000 at December 31, 2002 is the result of the impact of more adjustable loan balances in the loan portfolio at December 31, 2002 as compared to December 31, 2001.

Certain assumptions used by the OTS in assessing the interest rate risk of savings associations within its region were used in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2003, cash and cash equivalents totaled $60.9 million, or 14.5%, of total assets. The Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2003, the Bank had $40.0 million of outstanding advances from the FHLB-Seattle under an available credit facility of $104.9 million.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2003, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 12.25%.

The Company's primary investing activity is the origination of loans. During the years ended March 31, 2003, 2002 and 2001, the Company originated $298.4 million, $273.9 million and $206.5 million of loans, respectively. At March 31, 2003, the Company had outstanding mortgage loan commitments of $10.2 million and undisbursed balance of mortgage loans closed of $31.2 million. Consumer loan commitments totaled $2.1 million and unused lines of consumer credit totaled $16.5 million at March 31, 2003. Commercial real estate loan commitments totaled $7.8 and undisbursed balance of commercial real estate loans closed was $8.0 million at March 31, 2003. Commercial loan commitments totaled $1.3 million and unused commercial lines of credit totaled $19.7 million at March 31, 2003. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2003 totaled $71.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Bank's primary sources of funds are deposits, FHLB borrowings, proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The low interest rate environment has created high demand for fixed rate single family loans and repayment of existing single family mortgage loans and mortgage-backed securities. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The increase in the cash flows from operating activities of loans sold of $56.3 million for the fiscal 2003 compared to $35.7 million for fiscal 2002 reflects this strategy.

The Bank has experienced growth in deposit accounts that has caused a net increase in cash flows from deposits of $61.1 million for fiscal 2003 as compared to a $35.8 million decrease in net cash flows for the same period in the prior year. The deposit growth experienced during fiscal year 2003 has been primarily in transaction accounts. This increase in deposit cash flows has allowed the Bank to repay $39.5 million in FHLB advances.

Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB borrowings. At March 31, 2003 advances from FHLB totaled $40.0 million and the Bank had additional borrowing capacity available of $64.9 million from the FHLB.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2003, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 11.66%, 11.66% and 15.89%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal year ended March 31, 2003. Management does not expect that the provisions of SFAS No. 148 will impact the Company's results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for the year ended March 31, 2003. The Company has adopted the provisions of FIN No. 45.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under "Item 1. Business -- Lending Activities -- Loan Portfolio Analysis," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Certificates of Deposit by Rates and Maturities" contained herein.

Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans with terms of more than 15 years. Interest rates on residential one- to -four family mortgage loan applications are typically locked during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their ratelocks expire. This arrangement requires the Company to deliver the loans to FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company.
These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2003. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.


                                                   One      After      After
                                         Within    Year     3 Years    5 Years    Beyond
                              Average    One       To 3     To 5       To 10      10                 Fair
                               Rate      Year      Years    Years      Years      Years     Total    Value
                              -------    ------    -----    -----      -----      -----     -----    -----
                                                        (Dollars in thousands)
Interest-Sensitive Assets:
Loans receivable                6.72%  $189,649  $55,731  $53,337    $23,805    $16,151  $338,673 $346,567
Mortgage-backed securities      4.42     12,872    2,750      740          8          -    16,370   16,472
Investments and other
  interest-earning assets       2.55     55,839    4,300      982      1,769          -    62,890   62,890
FHLB stock                      6.04      1,130    2,258    2,258          -          -     5,646    5,646

Interest-Sensitive Liabilities:
NOW accounts                    0.35      5,423   10,845   10,845          -          -    27,113   27,113
High-yield checking             1.82      7,107   14,215   14,215          -          -    35,537   35,537
Non-interest checking accounts     -     15,692   31,386   31,386          -          -    78,464   78,464
Savings accounts                0.75      4,971    9,942    9,942          -          -    24,855   24,855
Money market                    1.01     10,743   21,487   21,487          -          -    53,717   53,717
Certificate accounts            2.77     71,155   22,619    5,001      2,281          -   101,056  102,322
FHLB advances                   4.90     35,000        -    5,000          -          -    40,000   42,267

Off-Balance Sheet Items:
Commitments to extend credit       -     21,366        -        -          -          -    21,366   21,366
Unused lines of credit             -     75,502        -        -          -          -    75,502   75,502

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2003, 2002 and
2001
Independent  Auditors' Report


TABLE OF CONTENTS
-----------------------------------------------------------------------------


                                                                         Page

Independent Auditors' Report                                              59

Consolidated Balance Sheets as of March 31, 2003 and 2002                 60

Consolidated Statements of Income for the Years Ended March 31, 2003,
 2002 and 2001                                                            61

Consolidated Statements of Shareholders' Equity for the Years Ended
 March 31, 2003, 2002 and 2001                                            62

Consolidated Statements of Cash Flows for the Years Ended March 31,
 2003, 2002 and 2001                                                      63

Notes to Consolidated Financial Statements                                64

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Portland, Oregon
May 2, 2003

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002

(In thousands, except share data)                             2003      2002
-----------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $42,464
  and $14,369)                                             $ 60,858  $ 22,492
Loans held for sale                                           1,501     1,826
Investment securities available for sale, at fair value
 (amortized cost of $20,265 and $18,925)                     20,426    18,275
Mortgage-backed securities held to maturity, at amortized
  cost (fair value of $3,403 and $4,485)                      3,301     4,386
Mortgage-backed securities available for sale, at fair
  value(amortized cost of $12,669 and $36,462)               13,069    36,999
Loans receivable (net of allowance for loan losses of
  $2,739 and $2,537)                                        300,310   286,704
Real estate owned                                               425       853
Prepaid expenses and other assets                               854       525
Accrued interest receivable                                   1,492     1,902
Federal Home Loan Bank stock, at cost                         5,646     5,317
Premises and equipment, net                                   9,703    10,607
Deferred income taxes, net                                    1,321       607
Mortgage servicing rights, net                                  629       912
Core deposit intangible, net                                    369       696
                                                            -------   -------
TOTAL ASSETS                                               $419,904  $392,101
                                                            =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                           $320,742  $259,690
Accrued expenses and other liabilities                        4,364     4,001
Advance payments by borrowers for taxes and insurance           287       233
Federal Home Loan Bank advances                              40,000    74,500
                                                            -------   -------
Total liabilities                                           365,393   338,424

COMMITMENTS AND CONTINGENCIES (NOTE 18)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
authorized, issued and outstanding, none                          -         -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
    2003 - 4,585,543 issued, 4,358,704 outstanding               46        47
    2002 - 4,735,066 issued, 4,458,456 outstanding
Additional paid-in capital                                   33,525    35,725
Retained earnings                                            22,389    20,208
Unearned shares issued to employee stock ownership trust     (1,804)   (2,010)
Unearned shares held by the management recognition
  and development plan                                          (15)     (218)
Accumulated other comprehensive income (loss)                   370       (75)
                                                            -------   -------
Total shareholders' equity                                   54,511    53,677
                                                            -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $419,904  $392,101
                                                            =======   =======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In thousands, except share data)                   2003      2002      2001
-----------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans receivable          $ 23,670  $ 24,872  $ 26,271
  Interest on investment securities                   200       327       820
  Interest on mortgage-backed securities            1,241     2,677     3,144
  Other interest and dividends                      1,350     1,964     1,108
                                                  -------   -------   -------
    Total interest income                          26,461    29,840    31,343
                                                  -------   -------   -------
INTEREST EXPENSE:
  Interest on deposits                              5,475     8,729    11,347
  Interest on borrowings                            2,942     5,589     4,941
                                                  -------   -------   -------
    Total interest expense                          8,417    14,318    16,288
                                                  -------   -------   -------
  Net interest income                              18,044    15,522    15,055
    Less provision for loan losses                    727     1,116       949
  Net interest income after provision for         -------   -------   -------
    loan losses                                    17,317    14,406    14,106
                                                  -------   -------   -------
NON-INTEREST INCOME:
  Fees and service charges                          4,263     3,707     2,631
  Asset management fees                               742       745       509
  Gain on sale of loans held for sale               1,552     1,067        94
  (Loss) gain on sale of securities and impairment (2,138)      863         -
  Gain on sale of other real estate owned              55        34        35
  Loan servicing income (expense)                    (619)       57        67
  Gain on sale of land and fixed assets                 -         4       540
  Other                                                83        74        86
                                                  -------   -------   -------
    Total non-interest income                       3,938     6,551     3,962
                                                  -------   -------   -------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                    8,395     7,763     6,989
  Occupancy and depreciation                        2,481     2,199     1,947
  Data processing                                     834       776       926
  Amortization of core deposit intangible             327       327       327
  Advertising and marketing expense                   605       540       601
  FDIC insurance premium                               47        51        46
  State and local taxes                               383       402       319
  Telecommunications                                  225       259       256
  Professional fees                                   399       346       247
  Other                                             1,212     1,290     1,209
                                                  -------   -------   -------
    Total non-interest expense                     14,908    13,953    12,867
                                                  -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAXES                  6,347     7,004     5,201
PROVISION FOR FEDERAL INCOME TAXES                  1,988     2,136     1,644
                                                  -------   -------   -------
NET INCOME                                       $  4,359  $  4,868  $  3,557
                                                  =======   =======   =======

  Earnings per common share:
     Basic                                       $   1.00  $   1.06  $   0.78
     Diluted                                         0.99      1.06      0.77
  Weighted average number of shares outstanding:
     Basic                                      4,365,855 4,572,253 4,579,091
     Diluted                                    4,424,733 4,612,468 4,640,249

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                 Unearned
                                                                 Shares
                                                                 Issued to
                                                                 Employee   Unearned   Accumulated
                            Common Stock    Additional           Stock      Shares     Other
(In thousands,              ---------------   Paid-In  Retained  Ownership  Issued to  Comprehensive
except share data)          Shares   Amount   Capital  Earnings  Trust      MRDP       Income(Loss)  Total
-----------------------------------------------------------------------------------------------------------
Balance April 1, 2000     4,521,209  $    49   $38,457   $15,652   $(2,422)   $(1,178)    $(2,069)  $48,489

  Cash Dividends                  -        -         -    (1,860)        -          -           -    (1,860)
  Exercise of stock options  78,918        1       221         -         -          -           -       222
  Earned ESOP shares         24,633        -         9         -       205          -           -       214
  Earned MRDP shares         30,280        -         -         -         -        416           -       416
                          ---------   ------    ------    ------    ------     ------      ------    ------
                          4,655,040       50    38,687    13,792    (2,217)      (762)     (2,069)   47,481
Comprehensive income:
  Net income                      -        -         -     3,557         -          -           -     3,557
  Other comprehensive income:
    Unrealized holding gain on
     securities of $1,683 (net
     of $867 tax effect)          -        -         -         -         -          -       1,683     1,683
                                                                                                     ------
Total comprehensive income        -        -         -         -         -          -           -     5,240
                          ---------   ------    ------    ------    ------     ------      ------    ------
Balance March 31, 2001    4,655,040       50    38,687    17,349    (2,217)      (762)       (386)   52,721

  Cash Dividends                  -        -         -    (2,009)        -          -           -    (2,009)
  Exercise of stock options  22,345        -        91         -         -          -           -        91
  Stock repurchased and
    retired                (268,700)      (3)   (3,120)        -         -          -           -    (3,123)
  Earned ESOP shares         24,633        -        77         -       207          -           -       284
  Earned MRDP shares         25,138        -       (10)        -         -        544           -       534
                          ---------   ------    ------    ------    ------     ------      ------    ------
                          4,458,456       47    35,725    15,340    (2,010)      (218)       (386)   48,498
Comprehensive income:
  Net income                      -        -         -     4,868         -          -           -     4,868
  Other comprehensive income:
    Unrealized holding gain on
     securities of $881 (net of
     $454 tax effect) less
     reclassification adjustment
     for net gains included in
     net income of $570 (net of
     $293 tax effect)             -        -         -         -         -          -         311       311
                                                                                                     ------
Total comprehensive income        -        -         -         -         -          -           -     5,179

                          ---------   ------    ------    ------    ------     ------      ------    ------
Balance March 31, 2002    4,458,456       47    35,725    20,208    (2,010)      (218)        (75)   53,677

  Cash dividends                  -        -         -    (2,178)        -          -           -    (2,178)
  Exercise of stock options  46,577        -       417         -         -          -           -       417
  Stock repurchased and
    retired                (196,100)      (1)   (2,881)        -         -          -           -    (2,882)
  Earned ESOP shares         24,633        -       166         -       206          -           -       372
  Tax benefit associated
    with MRDP                     -        -        98         -         -          -           -        98
  Earned MRDP shares         25,138        -         -         -         -        203           -       203
                          ---------   ------    ------    ------    ------     ------      ------    ------
                          4,358,704       46    33,525    18,030    (1,804)       (15)        (75)   49,707
Comprehensive income:
  Net income                      -        -         -     4,359         -          -           -     4,359
  Other comprehensive income:
   Unrealized holding loss on
   securities of $966 (net of
   $498 tax effect) less
   reclassification adjustment
   for net losses included in
   net income of $1,411 (net of
   $727 tax effect)               -        -         -         -         -          -         445       445
                                                                                                     ------
Total comprehensive income        -        -         -         -         -          -           -     4,804
                          ---------   ------    ------    ------    ------     ------      ------    ------
Balance March 31, 2003    4,358,704   $   46   $33,525   $22,389   $(1,804)    $  (15)     $  370   $54,511
                          =========   ======    ======    ======    ======     ======      ======    ======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In thousands)                                        2003     2002     2001
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 4,359  $ 4,868  $ 3,557
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                       2,108    1,623    1,452
  Mortgage servicing rights impairment                  320       44       49
  Provision for losses on loans                         727    1,116      949
  Provision (credit) for deferred income taxes         (942)      89     (487)
  Noncash expense related to ESOP                       372      284      214
  Noncash expense related to MRDP                       203      544      416
  Increase (decrease) in deferred loan
    origination fees, net of amortization               728      (79)     120
  Federal Home Loan Bank stock dividend                (329)    (342)    (263)
  Origination of loans held for sale                (55,771) (36,959)  (8,132)
  Proceeds from sales of loans held for sale         56,311   35,686    7,563
  Net loss (gain) on sale of real estate owned,
    mortgage-backed securities, investment
    securities and premises and equipment               582   (1,941)    (456)
  Changes in assets and liabilities:
    (Increase) decrease in  other assets               (240)   1,094      104
    Increase (decrease) in accrued interest receivable  280      417     (513)
    Increase in accrued expenses and other liabilities  173        2      722
                                                     ------   ------   ------
       Net cash provided by operating activities      8,881    6,446    5,295
                                                     ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                (242,620)(236,904)(198,327)
  Principal repayments on loans                     227,101  203,466  147,415
  Proceeds from call, maturity, or sale of
    investment securities available for sale          1,518    2,500    3,000
  Purchase of investment securities available
    for sale                                         (5,000)       -        -
  Purchase of equity securities                           -        -  (15,000)
  Purchase of mortgage-backed securities available
    for sale                                              -   (4,967)  (8,055)
  Proceeds from sale of mortgage-backed securities
    available for sale                                    -   25,944        -
  Principal repayments on mortgage-backed securities
    held to maturity                                  1,084    2,017    2,255
  Principal repayments on mortgage-backed securities
    available for sale                               23,728   25,754    5,745
  Principal repayments on investment securities held
   to maturity                                            -      861       42
  Principal repayments on investment securities
    available for sale                                    -    4,641      359
  Purchase of premises and equipment                   (256)  (2,063)  (2,507)
  Purchase of Federal Home Loan Bank stock                -     (543)  (1,095)
  Proceeds from sale of real estate owned,
    premises and equipment                            1,915    2,264    3,463
                                                     ------   ------   ------
    Net cash provided (used) by investing activities  7,470   22,970  (62,705)
                                                     ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts        61,052  (35,833)  63,168
  Dividends paid                                     (2,126)  (2,009)  (1,860)
  Repurchase of common stock                         (2,882)  (3,123)       -
  Proceeds from Federal Home Loan Bank advances       5,000   23,300  164,686
  Repayment of Federal Home Loan Bank advances      (39,500) (28,300)(145,736)
  Net increase in advance payments by borrowers          54       15       79
  Proceeds from exercise of stock options               417       91      222
                                                     ------   ------   ------
   Net cash provided (used) by financing activities  22,015  (45,859)  80,559
                                                     ------   ------   ------
NET INCREASE (DECREASE) IN CASH                      38,366  (16,443)  23,149
CASH, BEGINNING OF YEAR                              22,492   38,935   15,786

                                                     ------   ------   ------
CASH, END OF YEAR                                   $60,858  $22,492  $38,935
                                                     ======   ======   ======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                        $ 8,666  $14,610  $15,906
    Income taxes                                      2,912    2,025    2,222

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage loans securitized and classified  as
    mortgage-backed securities available for sale   $     -  $40,347  $     -
  Transfer of loans to real estate owned              1,527    2,373    2,585
  Dividends declared and accrued in other liabilities   545      494      471
  Fair value adjustment to securities available
    for sale                                            674      472    2,550
  Income tax effect related to fair value adjustment   (229)    (161)    (867)


See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

Nature of Operations - The Bank is a twelve branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, other consumer and commercial loans, investment securities and mortgage-backed securities.

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

In the Conversion and Reorganization, 3,570,270 shares previously held by MHC were retired and simultaneously 3,570,750 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $31.8 million after taking into consideration $2.9 million for the establishment of an Employee Stock Ownership Plan (ESOP) and $1.1 million in expenses. In addition to the shares sold in the offering, 2,562,576 shares of the Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.5359 shares for each share of the Bank's common stock, resulting in 6,133,326 total shares of the Company's stock issued as of September 30, 1997.

Interest Income on Loans - Interest on loans is credited to income as earned. When the collectibility of the interest is in doubt, the accrual of interest ceases and a reserve for any nonrecoverable accrued interest is established and charged against operations and the loan is placed on nonaccrual status. If ultimate collection of principal is in doubt, all cash receipts on nonaccrual loans are applied to reduce the principal balance.

Loan Fees - Loan fee income, net of the direct origination costs, is deferred and accreted to interest income by the level yield method over the contractual life of the loan.

Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, investment securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity or available for sale due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Investment securities not classified as trading securities, or as held to maturity securities, are classified as securities available for sale. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Unrealized holding gains and losses on securities available for sale are excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

Allowance for Unfunded Loan Commitments - The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line method over the estimated useful lives as follows:

       Buildings and improvements          3 to 40 years
       Furniture and equipment             3 to 20 years
       Leasehold improvements              15 to 25 years

Loans Held for Sale - The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of the sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR's") acquired through either the purchase of MSR's, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale the total cost of the mortgage loans designated for sale is allocated to mortgage loans with and without MSR's based on their relative fair values. The MSR's are included as a component of gain on sale of loans. The MSR's are amortized in proportion to and over the estimated period of the net servicing life. Such amortization is reflected as a component of loan servicing income (expense).

Mortgage Servicing - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

MSR's are the rights to service loans. Loan servicing includes collecting payments, remitting funds to investors, insurance companies and tax authorities, collecting delinquent payments, and foreclosing on properties when necessary.

The Company records its originated mortgage servicing rights at fair values in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSR's and the loans (without the MSR's) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio. The Company is amortizing the MSR's assets, which totaled $629,000 and $912,000 at March 31, 2003 and 2002, respectively, over the period of estimated net servicing income.

The MSR's are periodically reviewed for impairment based on their fair value. The fair value of the MSR's, for the purposes of impairment, is measured using a discounted cash flow analysis based on market adjusted discount rates, anticipated prepayment speeds, mortgage loan term and coupon rate. Market sources are used to determine prepayment speeds and the Office of Thrift Supervision ("OTS") is the source for ancillary income, servicing cost and pre-tax required yield. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (expense).

Core Deposit Intangible - The deposit base premium of $369,000 at March 31, 2003 is reflected on the consolidated balance sheets as core deposit intangible and is being amortized to non-interest expense on a straight-line basis over ten years.

Advertising and Marketing Expense - Cost incurred for advertising, merchandising, market research, community investment, travel and business development are classified as marketing expense and are expensed as incurred.

Income Taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return.

Earnings Per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure include dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company's stock options and the shares issued under the Company's Management Retention and Development Plan ("MRDP").

Cash - Includes amounts on hand, due from banks and interest-earning deposits in other banks.

Stock-Based Compensation - The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the expected life the fair value of all stock-based awards on the date of grant, or alternatively, entities may continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company elected to continue the accounting methods prescribed by APB Opinion No. 25 and related interpretations which measure compensation cost using the intrinsic value method. Under the intrinsic value method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The dividend yield represents average yields over the previous six-year period. Volatility is measured using the fluctuation in month-end closing stock prices over a seven-year period. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:
                             Risk Free      Expected    Expected    Expected
                             Interest Rate  Life (yrs)  Volatility  Dividends
                             -------------  ---------   ----------  ---------
Fiscal 2003                         4.01%       5.42       31.59%      3.23%
Fiscal 2002                         5.14%       6.15       33.67%      2.92%
Fiscal 2001                         5.33%       6.90       35.85%      2.65%

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 2003, 2002 and 2001 awards was $3.54, $2.87 and $3.09, respectively. Only stock options are considered in this calculation and not MRDP shares. If the accounting provisions of the SFAS No. 123 had been adopted, the effect on 2003, 2002 and 2001 net income would have been reduced to the following pro forma amounts:
                                                    Year ended March 31,
                                                ----------------------------
                                                2003        2002        2001
Net income:                                    ------      ------      ------
  As reported                              $4,359,000  $4,868,000  $3,557,000
  Deduct: Total stock based compensation
  expense determined under fair value
  based method for all options, net of
  related tax benefit                         180,000     228,000     226,000
  Pro forma                                 4,179,000   4,640,000   3,331,000
Earnings per common share - basic:
  As reported                                   $1.00       $1.06       $0.78
  Pro forma                                      0.96        1.01        0.73
Earnings per common share - fully diluted:
  As reported                                   $0.99       $1.06       $0.77
  Pro forma                                      0.94        1.01        0.72

Employee Stock Ownership Plan - The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of additional paid in capital and paid directly to plan participants or distributed directly to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Reclassification - Certain 2002 and 2001 amounts have been reclassified in order to conform to the 2003 presentation.

Business segments - The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of March 31, 2003, 2002 and 2001.

Recently Issued Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal year ended March 31, 2003. Management does not expect that the provisions of SFAS No. 148 will impact the Company's results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of

FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for the year ended March 31, 2003. The Company has adopted the provisions of FIN No. 45.

2.   INTEREST RATE RISK MANAGEMENT

The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") advances and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2003 and 2002, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and advances from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and actively monitors such risk and manages it to the extent practicable.

3.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                Gross       Gross  Estimated
                                Amortized  Unrealized  Unrealized       Fair
                                     Cost       Gains      Losses      Value
                                ---------  ----------  ----------  ---------
March 31, 2003
--------------
Trust Preferred                 $   5,000  $        -  $      (25) $   4,975
Equity securities                  12,700           -           -     12,700
School district bonds               2,565         186           -      2,751
                                ---------  ----------  ----------  ---------
    Total                       $  20,265  $      186  $      (25) $  20,426
                                =========  ==========  ==========  =========
March 31, 2002
--------------
Equity securities               $  16,356  $       27  $     (709) $  15,674
School district bonds               2,569          34          (2)     2,601
                                ---------  ----------  ----------  ---------
    Total                       $  18,925  $       61  $     (711) $  18,275
                                =========  ==========  ==========  =========

The contractual maturities of securities available for sale are as follows (in thousands):
                                                      Amortized   Estimated
                                                           Cost   Fair Value
                                                      ---------   ----------
March 31, 2003
--------------
Due after one year through five years                 $     908   $      982
Due after five years through ten years                    1,040        1,125
Due after ten years                                      18,317       18,319
                                                      ---------   ----------
    Total                                             $  20,265   $   20,426
                                                      =========   ==========

Investment securities with an amortized cost of $12.7 million and $15.0 million and a fair value of $12.7 million and $14.4 million at March 31, 2003 and March 31, 2002, respectively, were pledged as collateral for advances at the FHLB.

In the fourth quarter of fiscal 2003, the Company recognized a pre-tax other-than-temporary impairment for investments in

FHLMC preferred stock and FNMA preferred stock that totaled $2.3 million. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other than temporary, the unrealized loss will be realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other than temporary at the end of the fourth quarter of fiscal 2003. Accordingly, the pre-tax other-than-temporary impairment was realized in the income statement, in the amount of $700,000 for Federal National Mortgage Association ("FNMA") preferred stock and $1.6 million Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in the amount of $462,000 for FNMA preferred stock and $1.1 million for FHLMC preferred stock.

The Company realized gains on sale on investment securities available for sale of $162,000 in fiscal 2003 and none in fiscal 2002 or 2001. The Company had no realized losses on sale of investment securities available for sale in fiscal 2003, 2002 and 2001.

4.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                                Gross       Gross  Estimated
                                Amortized  Unrealized  Unrealized       Fair
                                     Cost       Gains      Losses      Value
                                ---------  ----------  ----------  ---------
March 31, 2003
--------------
Real estate mortgage investment
  conduits                      $   1,803  $       57  $        -  $   1,860
FHLMC mortgage-backed securities      589          13           -        602
FNMA mortgage-backed securities       909          32           -        941
                                ---------  ----------  ----------  ---------
    Total                       $   3,301  $      102  $        -  $   3,403
                                =========  ==========  ==========  =========
March 31, 2002
--------------
Real estate mortgage investment
  conduits                      $   1,804  $       40  $        -  $   1,844
FHLMC mortgage-backed securities      964          12           -        976
FNMA mortgage-backed securities     1,618          47           -      1,665
                                ---------  ----------  ----------  ---------
    Total                       $   4,386  $       99  $        -  $   4,485
                                =========  ==========  ==========  =========

Mortgage-backed securities held to maturity with an amortized cost of $2.2 million and $2.8 million and a fair value of $2.3 million and $2.9 million at March 31, 2003 and 2002, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities with an amortized cost of $385,000 and a fair value of $399,000 at March 31, 2003 were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):
                                                      Amortized   Estimated
                                                           Cost   Fair Value
                                                      ---------   ----------
March 31, 2003
--------------
Due in one year or less                               $      28   $       28
Due after one year through five years                       558          575
Due after five years through ten years                        2            2
Due after ten years                                       2,713        2,798
                                                      ---------   ----------
    Total                                             $   3,301   $    3,403
                                                      =========   ==========

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------
March 31, 2003
--------------
Real estate mortgage investment
  conduits                       $   6,327  $      100  $       (6) $   6,421
FHLMC mortgage-backed securities     5,811         286           -      6,097
FNMA mortgage-backed securities        531          20           -        551
                                 ---------  ----------  ----------  ---------
    Total                        $  12,669  $      406  $       (6) $  13,069
                                 =========  ==========  ==========  =========
March 31, 2002
--------------
Real estate mortgage investment
  conduits                       $  25,053  $      144  $      (83) $  25,114
FHLMC mortgage-backed securities    10,519         453           -     10,972
FNMA mortgage-backed securities        890          23           -        913
                                 ---------  ----------  ----------  ---------
    Total                        $  36,462  $      620  $      (83) $  36,999
                                 =========  ==========  ==========  =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
                                                      Amortized   Estimated
                                                           Cost   Fair Value
                                                      ---------   ----------
March 31, 2003
--------------
Due after one year through five years                 $   6,230   $    6,531
Due after five years through ten years                      801          811
Due after ten years                                       5,638        5,727
                                                      ---------   ----------
    Total                                             $  12,669   $   13,069
                                                      =========   ==========

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of none and $6.3 million and a fair value of none and $6.3 million at March 31, 2003 and 2002, respectively, were pledged as collateral for the discount window at the Federal Reserve Bank. Mortgage-backed securities with an amortized cost of $11.9 million and $23.3 million and a fair value of $12.2 million and $23.8 million at March 31, 2003 and March 31, 2002, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $316,000 and $4.9 million and a fair value of $327,000 and $4.8 million at March 31, 2003 and March 31, 2002, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The Company realized gains on sale of mortgage-backed securities available for sale of $863,000 in fiscal 2002 and none in fiscal year 2003 or 2001. The Company realized no losses on sale of mortgage-backed securities available for sale in fiscal 2003, 2002 and 2001.

5.   LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):
                                                         March 31,
                                                     ------------------
                                                      2003        2002
Residential:                                         ------      ------
  One- to- four family                            $  58,498   $  71,710
  Multi-family                                        6,313       9,895
Construction:
  One- to- four family                               70,397      71,148
  Multi-family                                        2,100       4,000
  Commercial real estate                              4,531       5,230
Commercial                                           34,239      23,319
Consumer
  Secured                                            23,458      24,932
  Unsecured                                           1,334       1,447
Land                                                 34,630      27,406
Commercial real estate                              101,672      84,094
                                                    -------     -------
                                                    337,172     323,181
Less:
  Undisbursed portion of loans                       31,222      30,970
  Deferred loan fees                                  2,901       2,970
  Allowance for loan losses                           2,739       2,537
                                                    -------     -------
     Loans receivable, net                         $300,310    $286,704
                                                    =======     =======

The Company originates residential real estate loans, commercial real estate, multi-family real estate, commercial and consumer loans. Substantially all of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon. A further economic downturn in these areas would likely have a negative impact on the Company's results of operations depending on the severity of such downturn.

Loans receivable including loans held for sale, by maturity or repricing date, were as follows (in thousands):
                                                         March 31,
                                                     ------------------
                                                      2003        2002
Adjustable rate loans:                               ------      ------
  Within one year                                  $155,289    $139,649
  After one but within three years                   29,084      10,044
  After three but within five years                  18,662       6,559
  After five but within ten years                       265         117
                                                    -------     -------
                                                    203,300     156,369
Fixed rate loans:
  Within one year                                    34,360      34,387
  After one but within three                         26,647      24,778
  After three but within five years                  34,675      45,558
  After five but within ten years                    23,540      31,160
  After ten years                                    16,151      32,755
                                                    -------     -------
                                                    135,373     168,638
                                                    -------     -------
                                                   $338,673    $325,007
                                                    =======     =======

Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index and reprice a maximum of 2% per year and up to 6% over the life of the loan. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Commercial loans with adjustable rates primarily reprice based on the prime rate.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                                  Year Ended March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
Beginning balance                              $  539    $  813    $  442
Originations                                      368       184       486
Principal repayments                             (592)     (458)     (115)
                                               ------    ------    ------
Ending balance                                 $  315    $  539    $  813
                                               ======    ======    ======

6.   ALLOWANCE FOR LOAN LOSSES
A reconciliation of the allowances for loan losses is as follows (in thousands):
                                                  Year Ended March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
Beginning balance                             $ 2,537   $ 1,916   $ 1,362
Provision for losses                              727     1,116       949
Charge-offs                                      (428)     (439)     (413)
Recoveries                                         78        25        18
Allowance reclassified with loan securitization     -       (81)        -
Net change in allowance for unfunded loan
  commitments and lines of credit                (175)        -         -
                                               ------    ------    ------
Ending balance                                $ 2,739   $ 2,537   $ 1,916
                                               ======    ======    ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):
                                                  Year Ended March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
Beginning balance                             $     -   $     -   $     -
Net change in allowance for unfunded loan
  commitments and lines of credit                 175         -         -
                                               ------    ------    ------
Ending balance                                $   175   $     -   $     -
                                               ======    ======    ======

The allowance for unfunded loan commitments was $175,000 at March 31, 2003. The allowance for unfunded loan commitments for prior years was not material.

At March 31, 2003, 2002 and 2001, the Company's recorded investment in impaired loans was $323,000, $1.4 million and $319,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.1 million, $1.1 million and $836,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

7.   PREMISES AND EQUIPMENT, NET

Premises and equipment consisted of the following (in thousands):

                                              March 31,
                                          -----------------
                                           2003       2002
                                          ------     ------
Land                                    $  2,026   $  2,026
Buildings and improvements                 7,008      7,002
Leasehold improvements                       927        927
Furniture and equipment                    6,076      5,965
                                          ------     ------
Subtotal                                  16,037     15,920
Less accumulated depreciation             (6,334)    (5,313)
                                          ------     ------
Total                                   $  9,703   $ 10,607
                                          ======     ======

Depreciation expense was $1.1 million, $1.0 million and $970,000 for years ended March 31, 2003, 2002, and 2001, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):
                               Year ending March 31,
                               ---------------------
                               2004        $    657
                               2005             607
                               2006             631
                               2007             643
                               2008             657
                             Thereafter       3,062
                                              -----
                               Total         $6,257
                                              =====

Rent expense was $634,000, $619,000 and $375,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

8.   MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSR's and the related allowance for the periods indicated and other related financial data (in thousands):
                                                       March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
Balance at beginning of period                $   912   $   447   $   537
  Additions                                       671       704        57
  Amortization                                   (634)     (195)      (98)
  Impairment write down                          (320)      (44)      (49)
                                               ------    ------    ------
Balance end of period                         $   629   $   912   $   447
                                               ======    ======    ======

Allowance at beginning of period              $    93   $    49   $     -
  Provision  for impairment                       320        44        49
                                               ------    ------    ------
Allowance balance at end of period            $   413   $    93   $    49
                                               ======    ======    ======

The Company evaluates MSR's for impairment by stratifying MSR's based on the predominant risk characteristics of the underlying financial assets. At March 31, 2003, the MSR's fair value totaled $629,000, which was estimated using discount rate and a range of PSA (The Bond Market Association's standard prepayment) values that ranged from 289 to 1,193.

Mortgage loans serviced for others (in millions):
                                                       March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
    Total                                     $ 128.2   $ 123.6   $  78.6
                                               ======    ======    ======

The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate changes in fair value based on a 25% or 50%, decrease or increase in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities (in thousands):

                              5 Year     7 Year    15 Year    30 Year
                            Mortgages  Mortgages  Mortgages  Mortgages  Total
                            ---------  ---------  ---------  ---------  -----
Fair Value of MSR's             $  10      $  25     $  245     $  349  $ 629

Impact of changes in PSA

Impact on fair value of
   25% decrease                     2          6         48         79    135
Impact on fair value of
   50% decrease                     5         15        130        210    360
Impact on fair value of
   25% increase                    (1)        (4)       (32)       (53)   (90)
Impact on fair value of
   50% increase                    (2)        (7)       (54)       (91)  (154)

Impact of changes in discount

Future cash flows discounted at  8.75%      8.75%      8.75%      8.75%

Impact on fair value of
   25% decrease                $    -     $    1   $      7    $    10  $  18
Impact on fair value of
   50% decrease                     1          2         15         19     37
Impact on fair value of
   25% increase                     -         (1)        (7)       (11)   (19)
Impact on fair value of
   50% increase                    (1)        (1)       (15)       (22)   (39)

9.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at March 31, 2003 and 2002 (in thousands):
                                              March 31,
                                          -----------------
                                           2003       2002
                                          ------     ------
Mortgage servicing rights                 $  629     $  912
Core deposit intangible                      369        696
                                          ------     ------
Total                                     $  998     $1,608
                                          ======     ======

At March 31, 2003 and 2002 the Company had $2,900 and $2,573 accumulated amortization related to core deposits intangibles.

Amortization and write-downs of intangible assets for 2003 and 2002 were as follows (in thousands):
                                        Year Ended  March 31,
                                        --------------------
                                           2003       2002
                                          ------     ------
Mortgage servicing rights                 $  954     $  239
Core deposit intangible                      327        327
                                          ------     ------
Total                                     $1,281     $  566
                                          ======     ======

Amortization expense for the net carrying amount of intangible assets at March 31, 2003 is estimated to be as follows (in thousands):

                                    Fiscal year
                                -------------------
                                2004         $ 843
                                2005           141
                                2006            10
                                2007             4
                                             -----
                                Total        $ 998
                                             =====

10.  DEPOSIT ACCOUNTS
Deposit accounts consisted of the following (dollars in thousands):

                                     Weighted             Weighted
                                      Average  March 31,   Average  March 31,
Account Type                             Rate      2003       Rate      2002
------------                         --------  --------   --------  --------
NOW Accounts:
  Non-interest-bearing                  0.00%  $ 78,464      0.00%  $ 32,574
  Regular                               0.35     27,113      0.44     32,710
  High yield checking                   1.82     35,537      3.47      5,354
Money market                            1.01     53,717      1.73     54,645
Savings accounts                        0.75     24,855      0.95     21,939
Certificates of deposit                 2.77    101,056      3.79    112,468
                                        -----  --------      -----  --------
    Total                               1.33%  $320,742      2.21%  $259,690
                                        =====  ========      =====  ========

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit as of March 31, 2003, mature as follows (in thousands):
                                                Amount
                                                ------
Less than one year                           $  71,155
One year to two years                           16,752
Two years to three years                         5,867
Three years to four years                        2,342
Four years to five years                         2,659
After five years                                 2,281
                                               -------
    Total                                    $ 101,056
                                               =======

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

Interest expense by deposit type was as follows (in thousands):

                                                  Year Ended March 31,
                                               --------------------------
                                                2003      2002      2001
                                               ------    ------    ------
NOW Accounts:
   Regular                                    $   138   $   211   $   315
   High yield checking                            821         4         -
Money market                                      692     1,307     2,182
Savings accounts                                  182       292       536
Certificates of deposit                         3,642     6,915     8,314
                                               ------    ------    ------
     Total                                    $ 5,475   $ 8,729   $11,347
                                               ======    ======    ======

11.  FEDERAL HOME LOAN BANK ADVANCES
At March 31, 2003 advances from FHLB totaled $40.0 million, of which $35.0 million had fixed interest rates ranging from 4.650% to 6.380% with a weighted average interest rate of 4.904%. The remaining $5.0 million adjustable rate advance had a weighted average interest rate of 1.490%, which is based on 3 month LIBOR plus 11 basis points as quoted by the FHLB-Seattle. The weighted average interest rate for fixed and adjustable rate advances was 5.53%, 6.25% and 6.79% for the years ended March 31, 2003, 2002 and 2001, respectively.

At March 31, 2003, the Bank had additional borrowing commitments available of $104.9 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, stock owned by the Company, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2003, the Bank had a collateral balance of approximately $90.2 million with the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows:
2006 - $15.0 million; 2007 - $20.0 million; and 2008 - $5.0 million.

12.  FEDERAL INCOME TAXES
Federal income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):
                                                2003      2002      2001
                                               ------    ------    ------
                    Current                   $ 2,930   $ 2,047   $ 2,131
                   Deferred                      (942)       89      (487)
                                               ------    ------    ------
                            Total             $ 1,988   $ 2,136   $ 1,644
                                               ======    ======    ======

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                                2003      2002      2001
                                               ------    ------    ------
Statutory federal income tax rate               34.0%     34.0%     34.0%
ESOP market value adjustment                     0.9       0.4       0.1
Interest income on municipal securities         (0.6)     (0.7)     (1.1)
Dividend received deduction                     (2.6)     (2.8)     (1.4)
Other, net                                      (0.4)     (0.4)        -
                                               ------    ------    ------
      Effective federal income tax rate         31.3%     30.5%     31.6%
                                               ======    ======    ======

Taxes related to gains on sales of securities were $55,000, $276,000 and none for the years ended March 31, 2003, 2002 and 2001, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are as follows (in thousands):

                                                2003      2002
                                               ------    ------
Deferred tax assets:
Deferred compensation                          $  436   $   385
Loan loss reserve                                 907       805
Core deposit intangible                           328       291
Accrued expenses                                  137       142
Accumulated depreciation                          129        81
Net realized loss on securities available
   for sale                                       782         -
Net unrealized loss on securities available
   for sale                                         -        38
Other                                              58        97
                                               ------    ------
       Total deferred tax asset                 2,777     1,839
                                               ------    ------
Deferred tax liabilities:
  FHLB stock dividend                            (851)     (740)
  Tax qualified loan loss reserve                 (47)      (94)
  Net unrealized gain on securities available
    for sale                                     (190)        -
  Other                                          (368)     (398)
                                               ------    ------
Total deferred tax liability                   (1,456)   (1,232)
                                               ------    ------
Deferred tax asset, net                        $1,321    $  607
                                               ======    ======

For the fiscal year ended March 31, 1996 and years prior, the Company determined bad debt expense to be deducted from taxable income based on 8% of taxable income before such deduction as provided by a provision in the Internal Revenue

Code ("IRC"). In August 1996, the provision in the IRC allowing the 8% of taxable income deduction was repealed. Accordingly, the Company is required to use the write-off method to record bad debt in the current period and must recapture the excess reserve accumulated from April 1, 1987 to March 31, 1996 from use of the 8% method ratably over a six-taxable year period. The income tax provision from 1987 to 1996 included an amount of $282,000 for the tax effect on such excess reserves. The IRC regulation allowed the Company the opportunity to defer the recapture of the excess reserve for a period of up to two years if the Company meets a residential loan requirement. The Company met the requirement to delay recapture for the 1998 and 1997 taxable years and recaptured $47,000 in each of the 2003 and 2002 taxable years.

The Company has qualified under provisions of the IRC to compute federal income taxes after deductions of additions to the bad debt reserves. At March 31, 2003, the Company had a taxable temporary difference of approximately $1.1 million that arose before 1987 (base-year amount). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future. No valuation allowance for deferred tax assets was deemed necessary at March 31, 2003 or 2002 based on the Company's anticipated future ability to generate taxable income from operations.

13.  EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code ("IRC"). The plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2003, 2002 and 2001 were $88,000, $76,000 and $66,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 7.82%, 8.32% and 8.06% for the years ended March 31, 2003, 2002 and 2001, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2003 and 2002, the Company's aggregate liability under the plan was $1.1 million.

Bonus Programs - The Company maintains a bonus program for senior management. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. The Company has an incentive program for branch managers that is paid to the managers based on the attainment of certain goals. Under these programs, the Company paid $414,000, $360,000 and $262,000 in bonuses during the years ended March 31, 2003, 2002 and 2001, respectively. Accrued bonuses were $345,000 and $381,000 at March 31, 2003 and 2002, respectively.

Management Recognition and Development Plan - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MDRP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant will be recognized over a five year vesting period, with 20% vesting immediately upon grant. On October 1, 1998, the number of restricted shares granted under the MRDP were 99,980 shares to executive officers and 42,850 shares to non-employee directors. Compensation expense of $201,000, $361,000 and $393,000 was recognized for the years ended March 31, 2003, 2002 and 2001, respectively.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan") that authorizes the grant of stock options. The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. The maximum number of shares of common stock of the Company that may be issued under the 1998 plan is 357,075 shares. Options granted under the 1998 plan vest in five years. On October 1, 1998, under the 1998 Plan, 257,962 shares were granted to executive officers, non-employee directors and employees.

Stock option activity is summarized in the following table:
                                                         Weighted
                                                          Average
                                          Number of      Exercise
                                             Shares         Price
                                          ---------      --------
Outstanding March 31, 2000                  425,756      $  10.40
     Grants                                  15,000          8.83
     Options exercised                      (78,918)         2.82
                                          ---------      --------
Outstanding March 31, 2001                  361,838         11.99
     Grants                                   5,000          9.30
     Options exercised                      (22,345)         4.09
                                          ---------      --------
Outstanding March 31, 2002                  344,493         12.46
     Grants                                  15,000         14.00
     Forfeited                              (50,366)        13.75
     Options exercised                      (46,577)         8.96
                                          ---------      --------
Outstanding March 31, 2003                  262,550      $  12.92
                                          =========      ========
Additional information regarding options outstanding as of March 31, 2003 is as follows:

                                 Options Outstanding     Options Exercisable
                                ---------------------  ---------------------
                   Weighted Avg              Weighted               Weighted
                      Remaining               Average                Average
                    Contractual      Number  Exercise       Number  Exercise
Exercise Price      Life(years) Outstanding     Price  Exercisable     Price
--------------      ----------- -----------  --------  -----------  --------
$ 6.32  -  9.30           4.71       29,781  $   8.73       19,782  $   8.61
 10.13  - 14.97           5.51      232,769     13.46      217,369     13.46
                         -----      -------     -----      -------     -----
                          5.42      262,550  $  12.92      237,151  $  13.05
                         =====      =======     =====      =======     =====

14.  EMPLOYEE STOCK OWNERSHIP PLAN
The Company sponsors an Employee Stock Ownership Plan ("ESOP") that covers all employees with at least one year and 1000 hours of service who are over the age of 21. Shares are released for allocation and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $372,000, $284,000 and $214,000 for years ended March 31, 2003, 2002 and 2001, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

                                     Unreleased      Allocated
                                           ESOP   and Released
                                         Shares         Shares       Total
                                         ------         ------      -------
Balance, April 1, 2000                  295,596        185,696      481,292
Allocation December 31, 2000            (24,633)        24,633            -
                                         ------         ------      -------
Balance, March 31, 2000                 270,963        210,329      481,292
Allocation December 31, 2001            (24,633)        24,633            -
                                         ------         ------      -------
Balance, March 31, 2001                 246,330        234,962      481,292
Allocation December 31, 2002            (24,633)        24,633            -
                                         ------         ------      -------
Balance, March 31, 2003                 221,697        259,595      481,292
                                        =======        =======      =======

15.  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2003 or 2002.

The Bank's Board of Directors authorized 1,000,000 shares of serial preferred stock as part of the stock offering and reorganization completed on October 22, 1993. No preferred shares were issued or outstanding at March 31, 2003 or 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2003.

As of March 31, 2003, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                               For      Categorized as "Well
                                               Capital    Capitalized" Under
                                               Adequacy    Prompt Corrective
                                Actual         Purposes     Action Provision
                             -----------------------------------------------
                             Amount  Ratio   Amount   Ratio   Amount   Ratio
                             ------  -----   ------   -----   ------   -----
March 31, 2003
Total Capital:
 (To Risk Weighted Assets)  $50,893  15.89% $25,629     8.0% $32,037    10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,154  15.03      N/A     N/A   19,222     6.0
Tier I Capital:
 (To Adjusted Total Assets)  48,154  11.66   12,389     3.0   20,649     5.0
Tangible Capital:
 (To Tangible Assets)        48,154  11.66    6,195     1.5      N/A     N/A

                                               For      Categorized as "Well
                                               Capital    Capitalized" Under
                                               Adequacy    Prompt Corrective
                                Actual         Purposes     Action Provision
                             -----------------------------------------------
                             Amount  Ratio   Amount   Ratio   Amount   Ratio
                             ------  -----   ------   -----   ------   -----
March 31, 2002
Total Capital:
 (To Risk Weighted Assets)  $51,077  17.04% $23,987     8.0% $29,984    10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,549  16.19      N/A     N/A   17,990     6.0
Tier I Capital:
 (To Adjusted Total Assets)  48,549  12.52   11,637     3.0   19,395     5.0
Tangible Capital:
 (To Tangible Assets)        48,549  12.52    5,819     1.5      N/A     N/A


The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 2003 (in thousands):

                      Equity                            $  48,956
                      Net unrealized securities loss         (370)
                      Core deposit intangible                (369)
                      Servicing asset                         (63)
                                                        ---------
                              Tangible capital             48,154
                      General valuation allowance           2,739
                                                        ---------
                              Total capital             $  50,893
                                                        =========

At periodic intervals, the OTS and the Federal Deposit Insurance Corporation ("FDIC") routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2003 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2003 financial statements cannot presently be determined.

16.  EARNINGS PER SHARE

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
                                                  Year Ended March 31,
                                               ----------------------------
                                                2003       2002       2001
                                               ------     ------     ------
Basic EPS computation:
   Numerator-Net income                    $4,359,000 $4,868,000 $3,557,000
   Denominator-Weighted average common
     shares outstanding                     4,365,855  4,572,253  4,579,091
Basic EPS                                  $     1.00 $     1.06 $     0.78
Diluted EPS computation:                    =========  =========  =========
   Numerator-Net Income                    $4,359,000 $4,868,000 $3,557,000
   Denominator-Weighted average
      common shares outstanding             4,365,855  4,572,253  4,579,091
   Effect of dilutive stock options            50,437     32,940     61,158
   Effect of dilutive MRDP                      8,441      7,275          -
   Weighted average common shares              ------     ------     ------
      and common stock equivalents          4,424,733  4,612,468  4,640,249
Diluted EPS                                $     0.99 $     1.06 $     0.77
                                            =========  =========  =========

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

                                                       March 31,
                                        -------------------------------------
                                                 2003               2002
                                        ------------------  -----------------
                                        Carrying      Fair  Carrying     Fair
                                           Value     Value     Value    Value
                                        --------    ------  --------   ------
Assets:
Cash and cash equivalents               $ 60,858  $ 60,858  $ 22,492 $ 22,492
Investment securities available for sale 20,426 20,426 18,275 18,275 Mortgage-backed securities held
  to maturity                              3,301     3,403     4,386    4,485
Mortgage-backed securities available
  for sale                                13,069    13,069    36,999   36,999
Loans receivable, net                    300,310   308,204   286,704  292,685
Loans held for sale                        1,501     1,501     1,826    1,826
Mortgage servicing rights                    629       629       912      919
FHLB stock                                 5,646     5,646     5,317    5,317

Liabilities:
Demand - Savings deposits                219,686   219,753   147,222  147,222
Time deposits                            101,056   102,322   112,468  112,964

FHLB advances - short-term                     -         -    39,500   39,983
FHLB advances - long-term                 40,000    42,267    35,000   35,456

Fair value estimates, methods and assumptions are set forth below.

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSR's fair value by stratifying MSR's based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSR's and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2003, the MSR's fair value totaled $629,000, which was estimated using a range of PSA (The Bond Market Association's standard prepayment) values that ranged from 289 to 1,193.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2003 and 2002.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2003 and 2002. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

18.  COMMITMENTS AND CONTINGENCIES
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2003, the Company had commitments to originate fixed rate mortgage loans of $4.4 million at interest rates ranging from 4.0% to 7.25%. At March 31, 2003, commitments to originate adjustable rate mortgage loans were $5.8 million at an average interest rate of 5.91%. Undisbursed balance of mortgage loans closed was $31.2 million at March 31, 2003. Commitments to originate consumer loans totaled $2.1 million and unused lines of consumer credit totaled $16.5 million at March 31, 2003. Commercial real estate loan commitments to originate loans totaled $7.8 million. Undisbursed balance of commercial real estate mortgage loans closed was $8.0 million at March 31, 2003. Commercial loan commitments totaled $1.3 million and unused commercial lines of credit totaled $19.7 million.

The allowance for unfunded loan commitments was $175,000 at March 31, 2003.

At March 31, 2003, the Company had firm commitments to sell $1.5 million of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2003, loans under warranty totaled $120.8 million, which substantially represents the unpaid principal balance of the Company's loans serviced for other portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.


19.  PROPOSED ACQUISITION

On February 6, 2003 the Company announced the signing of a definitive agreement for the acquisition of Today's Bancorp, Inc. by merger. Upon completion of the transaction, Today's Bancorp, Inc. shareholders, with a total of 1.1 million shares of common stock outstanding, may elect to receive either $13.77 per share in cash or 0.8261 Riverview Bancorp, Inc. shares for each share of Today's Bancorp, Inc. The exchange ratio is subject to adjustment under certain conditions. The Company will issue approximately 473,995 shares of its own stock to acquire approximately 45% percent of Today's Bancorp Inc. outstanding shares at an exchange ratio of 0.8261 Riverview shares for each share of Today's Bancorp Inc. The remaining 55% of outstanding Today's Bancorp, Inc. shares will be acquired for an aggregate of approximately $9.6 million in cash. If the elections with respect to the form of consideration filed by Today's shareholders differs from the 45% stock, 55% cash ratio, the mix of stock and cash to individual shareholders used to effect the acquisition could change.

The merger, which has been unanimously approved by the directors of both companies, is subject to certain conditions, including the approval of the shareholders of Today's Bancorp, Inc., the receipt of regulatory approvals, and the registration of the shares to be issued in the merger with the Securities and Exchange Commission.

The merger is expected to be completed in the third calendar quarter of 2003. The combined organization will have assets of approximately $540 million, deposits of approximately $430 million and shareholders' equity of approximately $60 million.

20.    RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2003 AND 2002


(In thousands)                                              2003        2002
-----------------------------------------------------------------------------
ASSETS



  Cash (including interest earning accounts of $5,663
    and $2,145)                                         $   5,717   $   2,226
  Investment securities available for sale, at fair
     value (amortized cost of none and $1,356)                  -       1,323
  Investment in the Bank                                   48,956      49,283
  Other assets                                                505       1,367
  Deferred income taxes                                        (4)          7
                                                        ---------   ---------
TOTAL ASSETS                                            $  55,174   $  54,206
                                                        =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Accrued expenses and other liabilities                $     118   $      35
  Dividend payable                                            545         494
  Shareholders' equity                                     54,511      53,677
                                                        ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  55,174   $  54,206
                                                        =========   =========


RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In thousands)                                      2003      2002      2001
-----------------------------------------------------------------------------
INCOME:
  Interest on investment securities and other
    short-term investments                       $     48  $     93  $    202
  Interest on loan receivable from the Bank           193       206       217
  Gain on sale of securities                          162         -         -
                                                 --------  --------  --------
    Total income                                      403       299       419
                                                 --------  --------  --------
EXPENSE:
  Management service fees paid to the Bank            107        28        28
  Other expenses                                      165       159       113
                                                 --------  --------  --------
    Total expense                                     272       187       141
                                                 --------  --------  --------
INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY
    IN UNDISTRIBUTED INCOME OF THE BANK               131       112       278
PROVISION FOR FEDERAL INCOME TAXES                      1        31        87
                                                 --------  --------  --------
INCOME OF PARENT COMPANY                              130        81       191
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK          4,229     4,787     3,366
                                                 --------  --------  --------
NET INCOME                                       $  4,359  $  4,868  $  3,557
                                                 ========  ========  ========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(In thousands)                                      2003      2002      2001
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  4,359  $  4,868  $  3,557
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Equity in undistributed earnings of the Bank   (4,229)   (4,787)   (3,366)
    Earned ESOP shares                                372       284       214
    Earned MRDP shares                                203       544       416
    Net gain on sale of investment securities        (162)        -         -
  Changes in assets and liabilities:
    (Increase) decrease in other assets               126      (269)      116
    Decrease in accrued expenses and other
      liabilities                                      84        54        (1)
                                                 --------  --------  --------
       Net cash provided by operating activities      753       694       936
                                                 --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Dividend received from the Bank                   6,094     4,000         -
  Proceeds from call, maturity, or sale of
    investment securities available for sale        1,518         -     2,000
                                                 --------  --------  --------
     Net cash provided by investing activities      7,612     4,000     2,000
                                                 --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                   (2,127)   (2,009)   (1,860)
  Repurchase of common stock                       (2,882)   (3,123)        -
  Investment in majority owned subsidiary            (282)     (191)     (122)
  Proceeds from exercise of stock options             417        91       222
                                                 --------  --------  --------
     Net cash used by financing activities         (4,874)   (5,232)   (1,760)
                                                 --------  --------  --------
NET (DECREASE) INCREASE IN CASH                     3,491      (538)    1,176

CASH, BEGINNING OF YEAR                             2,226     2,764     1,588
                                                 --------  --------  --------
CASH, END OF YEAR                                $  5,717  $  2,226  $  2,764
                                                 ========  ========  ========

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except share data)              Three Months Ended
-----------------------------------------------------------------------------
                                 March 31  December 31  September 30  June 30
                                 --------  -----------  ------------  -------
Fiscal 2003:
   Interest income               $  6,377   $    6,494   $     6,810  $ 6,780
   Interest expense                 1,651        1,935         2,107    2,724
   Net interest income              4,726        4,559         4,703    4,056
   Provision for loan losses          210          190            82      245
   Non-interest income               (730)       1,994         1,264    1,410
   Non-interest expense             3,804        3,695         3,717    3,692
   Income before income taxes         (18)       2,668         2,168    1,529
   Provision for income taxes         (39)         896           674      457
                                 --------  -----------  ------------  -------
      Net income                 $     21   $    1,772   $     1,494  $ 1,072
                                 ========  ===========  ============= =======
   Basic earnings per share(1)   $   0.00   $     0.41   $      0.34  $  0.24
                                 ========  ===========  ============= =======
   Diluted earnings per share(1) $   0.00   $     0.40   $      0.34  $  0.24
                                 ========  ===========  ============= =======
Fiscal 2002:
   Interest income               $  6,641   $    7,246   $     7,623  $ 8,330
   Interest expense                 2,572        3,246         3,950    4,550
   Net interest income              4,069        4,000         3,673    3,780
   Provision for loan losses          396          210             -      510
   Non-interest income              1,461        1,637         2,150    1,303
   Non-interest expense             3,614        3,469         3,350    3,520
   Income before income taxes       1,520        1,958         2,473    1,053
   Provision for income taxes         464          599           777      296
                                 --------  -----------  ------------  -------
      Net income                 $  1,056   $    1,359   $     1,696  $   757
                                 ========  ===========  ============= =======
   Basic earnings per share(1)   $   0.24   $     0.30   $      0.37  $  0.16
                                 ========  ===========  ============= =======
   Diluted earnings per share(1) $   0.23   $     0.30   $      0.36  $  0.16
                                 ========  ===========  ============= =======
  (1) Quarterly earnings per share varies from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
         Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation
--------------------------------
The information contained under the sections captioned "Executive
Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.


Item 14.  Controls and Procedures
---------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the
    ------------------------------------------------
Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuing that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls: In the fiscal year ended March 31, 2003, the
    ----------------------------
Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a) 1. Financial Statements
       See "Part II -Item 8. Financial Statements and Supplementary Data."

    2. Financial Statement Schedules
       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    3. Exhibits
       3.1     Articles of Incorporation of the Registrant*
       3.2     Bylaws of the Registrant*
       4       Form of Certificate of Common Stock of the Registrant*
       10.1    Employment Agreement with Patrick Sheaffer**
       10.2    Employment Agreement with Ronald A. Wysaske**
       10.3    Severance Agreement with Michael C. Yount**
       10.4    Severance Agreement with Karen Nelson**
       10.5    Severance Agreement with John A. Karas
       10.6    Employee Severance Compensation Plan**
       10.7    Employee Stock Ownership Plan***
       10.8    Management Recognition and Development Plan****
       10.9    1998 Stock Option Plan****
       10.10   1993 Stock Option and Incentive Plan****
       21      Subsidiaries of Registrant
       23      Consent of Independent Auditors
       99      Certificates Pursuant to Section 906 of the Sabanes-Oxley Act

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

     (b)  Reports on Form 8-K
          One Current Report on Form 8-K was filed during the quarter ended March 31, 2003. The Form 8-K was filed on February 6, 2003, which announced that the Company and the Bank had entered into a definitive merger agreement with Today's Bancorp, Inc. and its wholly-owned subsidiary, Today's Bank, Vancouver, Washington.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RIVERVIEW BANCORP, INC.


Date:  May 30, 2003
                                      By: /s/ Patrick Sheaffer
                                          --------------------
                                          Patrick Sheaffer
                                          Chairman of the Board
                                          President and Chief Executive
                                          Officer
                                          (Duly Authorized Representative)

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer              By: /s/ Ronald A. Wysaske
    --------------------                  ---------------------
    Patrick Sheaffer                      Ronald A. Wysaske
    Chairman of the Board                 Executive Vice President, Treasurer
President and Chief Executive Officer     and Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting
                                          Officer)
Date: May 30, 2003                    Date: May 30, 2003


By: /s/ Robert K. Leick               By: /s/ Paul L. Runyan
    --------------------                  -------------------
    Robert K. Leick                       Paul L. Runyan
    Director                              Director

Date: May 30, 2003                    Date: May 30, 2003


By: /s/ Edward R. Geiger              By: /s/ Gary R. Douglass
    --------------------                  -------------------
    Edward R. Geiger                      Gary R. Douglass
    Director                              Director

Date: May 30, 2003                    Date: May 30, 2003



By: /s/ Michael D. Allen
    --------------------
    Michael D. Allen
    Director

Date: May 30, 2003

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Patrick Sheaffer, certify that:

1. I have reviewed this annual report on Form 10-K of Riverview Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 30, 2003
                                    /S/ Patrick Sheaffer
                                        Patrick Sheaffer
                                        President and Chief Executive Officer

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ronald Wysaske, certify that:

1. I have reviewed this annual report on Form 10-K of Riverview Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 30, 2003
                                       /S/ Ronald Wysaske
                                           Ronald Wysaske
                                           Chief Financial Officer

                                 Exhibit 21

                        Subsidiaries of the Registrant


Parent
------
Riverview Bancorp, Inc.



Subsidiaries (a)                    Percentage        State of Incorporation
----------------                    ----------        ----------------------
                                      Owned
                                      -----

Riverview Community Bank               100%                Federal

Riverview Services, Inc. (b)           100%              Washington

Riverview Asset Management Corp. (b)    90%              Washington


(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

(b) This corporation is a subsidiary of Riverview Community Bank.

                               Exhibit 23

                    Consent of Independent Auditors




INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 333-66049 and 333-38887 on Form S-8 and 333-104538 on Form S-4 of Riverview
Bancorp, Inc., of our report dated May 2, 2003, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2003.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP


Portland, Oregon
June 4, 2003

                              EXHIBIT 99

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                       RIVERVIEW BANCORP, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this annual report on Form 10-K that:

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


    Dated: May 30, 2003