Form 10-Q
period 2003-06-30
RIVERVIEW BANCORP INC
filed 2003-08-07
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
------       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
-------      THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Exchange Act).  Yes   No  X
                          ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,375,696 shares as of June 30, 2003.

                                  Form 10-Q

                   RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                    INDEX

Part I.  Financial Information                                         Page
         ---------------------                                         -----

Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets
        as of June 30, 2003 and March 31, 2003                          1

        Consolidated Statements of Income: Three
        Months Ended June 30, 2003 and 2002                             2

        Consolidated Statements of Shareholders' Equity
        for the Year Ended March 31, 2003 and the
        Three Months Ended June 30, 2003                                3

        Consolidated Statements of Cash Flows for the
        Three Months Ended June 30, 2003 and 2002                       4

        Notes to Consolidated Financial Statements                   5-14

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 14-27

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                          27-28

 Item 4: Controls and Procedures                                       28


Part II. Other Information                                             29


SIGNATURES                                                             30

Part I. Financial Information
Item I. Financial statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND MARCH 31, 2003

                                                      JUNE 30,     MARCH 31,
(In thousands, except share data) (Unaudited)          2003          2003
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of
 $68,484 and $42,464)                                $ 88,939      $ 60,858
Loans held for sale                                     1,308         1,501
Investment securities available for sale, at fair
 value (amortized cost of $20,292 and $20,265)         19,745        20,426
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $3,123 and $3,403)       3,087         3,301
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $9,825 and $12,669)     10,109        13,069
Loans receivable (net of allowance for loan losses
 of $2,793 and $2,739)                                296,451       300,310
Real estate owned                                         445           425
Prepaid expenses and other assets                       1,033           854
Accrued interest receivable                             1,418         1,492
Federal Home Loan Bank stock, at cost                   5,706         5,646
Premises and equipment, net                             9,497         9,703
Deferred income taxes, net                              1,607         1,321
Mortgage servicing rights, net                            481           629
Core deposit intangible, net                              287           369
                                                     --------      --------

TOTAL ASSETS                                         $440,113      $419,904
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                     $340,036      $320,742
Accrued expenses and other liabilities                  4,853         4,364
Advance payments by borrowers for taxes and insurance      60           287
Federal Home Loan Bank advances                        40,000        40,000
                                                     --------      --------
     Total liabilities                                384,949       365,393

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                   -             -
Common stock, $.01 par value; 50,000,000 authorized
 June 30, 2003 - 4,602,535 issued, 4,375,696
 outstanding March 31, 2003 - 4,585,543 issued,
 4,358,704 outstanding                                     46            46
Additional paid-in capital                             33,777        33,525
Retained earnings                                      23,275        22,389
Unearned shares issued to employee stock
 ownership trust                                       (1,753)       (1,804)
Unearned shares held by the management recognition
 and development plan                                      (7)          (15)
Accumulated other comprehensive (loss) income            (174)          370
                                                     --------      --------
     Total shareholders' equity                        55,164        54,511
                                                     --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $440,113      $419,904
                                                     ========      ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                             June 30,
(In thousands, except share data)  (Unaudited)           2003       2002
-----------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans receivable                $  5,669    $  5,913
  Interest on investment securities                          67          28
  Interest on mortgage-backed securities                    181         449
  Other interest and dividends                              214         390
                                                        -------     -------
     Total interest income                                6,131       6,780
                                                        -------     -------
INTEREST EXPENSE:
  Interest on deposits                                    1,009       1,594
  Interest on borrowings                                    495       1,130
                                                        -------     -------
     Total interest expense                               1,504       2,724
                                                        -------     -------

     Net interest income                                  4,627       4,056

  Less provision for loan losses                             70         245
                                                        -------     -------

     Net interest income after
      provision for loan losses                           4,557       3,811
                                                        -------     -------

NON-INTEREST INCOME:
  Fees and service charges                                1,173         928
  Asset management services                                 223         192
  Gain on sale of loans held for sale                       304         349
  Loan servicing expense                                   (108)       (100)
  Other                                                      24          41
                                                        -------     -------

     Total non-interest income                            1,616       1,410
                                                        -------     -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                          2,249       2,034
  Occupancy and depreciation                                586         592
  Data processing                                           204         210
  Amortization of core deposit intangible                    82          82
  Advertising and marketing expense                         269         189
  FDIC insurance premium                                     12          11
  State and local taxes                                      94          90
  Telecommunications                                         48          44
  Professional fees                                          89         118
  Other                                                     302         322
                                                        -------     -------
     Total non-interest expense                           3,935       3,692
                                                        -------     -------

INCOME BEFORE FEDERAL INCOME TAXES                        2,238       1,529

PROVISION FOR FEDERAL INCOME TAXES                          738         457
                                                        -------     -------

NET INCOME                                              $ 1,500     $ 1,072
                                                        =======     =======

Earnings per common share:
     Basic                                              $  0.34     $  0.24
     Diluted                                               0.34        0.24

Weighted average number of shares outstanding:
     Basic                                            4,371,380   4,440,426
     Diluted                                          4,442,363   4,486,182

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2003
AND THE THREE MONTHS ENDED JUNE 30, 2003
(Unaudited)


                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------

Balance, April 1, 2002      4,458,456  $ 47  $ 35,725  $ 20,208  $ (2,010)  $   (218)  $   (75)  $ 53,677
 Cash dividends                     -     -         -    (2,178)        -          -         -     (2,178)
 Exercise of stock options     46,577     -       417         -         -          -         -        417
 Stock repurchased and
  retired                    (196,100)   (1)   (2,881)        -         -          -         -     (2,882)
 Earned ESOP shares            24,633     -       166         -       206          -         -        372
 Tax benefit associated
  with MRDP                         -     -        98         -         -          -         -         98
 Earned MRDP shares            25,138     -         -         -         -        203         -        203
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,358,704    46    33,525    18,030    (1,804)       (15)      (75)    49,707

Comprehensive income
 Net Income                         -     -         -     4,359         -          -         -      4,359
 Other Comprehensive Income:
  Unrealized holding gain on
  securities of $966 (net of
  $498 tax effect) less
  reclassification adjustment
  for net losses included in
  net income of $1,411 (net
  of $727 tax effect)               -     -         -         -         -          -       445        445
                                                                                                 --------
Total comprehensive income          -     -         -         -         -          -         -      4,804
                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance, March 31, 2003     4,358,704    46    33,525    22,389    (1,804)       (15)      370     54,511

 Cash dividends                     -     -         -      (614)        -          -         -       (614)
 Exercise of stock options     16,992     -       195         -         -          -         -        195

 Earned ESOP shares                 -     -        57         -        51          -         -        108
 Earned MRDP shares                 -     -         -         -         -          8         -          8
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,375,696    46    33,777    21,775    (1,753)        (7)      370     54,208

Comprehensive income
 Net Income                         -    -          -     1,500         -          -         -      1,500
 Other Comprehensive Loss:
  Unrealized holding loss on
  securities of $544 (net of
  $262 tax effect) less
  reclassification adjustment
  for net gains included in
  net income of $107 (net of
  $55 tax effect)                   -    -          -         -         -          -      (544)      (544)
                                                                                                 --------
Total comprehensive income          -    -          -         -         -          -         -        956
                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance, June 30, 2003      4,375,696  $ 46  $ 33,777  $ 23,275  $ (1,753)  $     (7)  $  (174)  $ 55,164
                            =========  ====  ========  ========  ========   ========   =======   ========

See notes to consolidated financial statements.

                                                        3



RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS ON CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(In thousands)      (Unaudited)                           2003       2002
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  1,500    $  1,072
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                            470         401
  Mortgage servicing rights impairment                      39         124
  Provision for losses on loans                             70         245
  Noncash expense related to ESOP                          108          86
  Noncash expense related to MRDP                            8          94
  Increase in deferred loan origination fees,
   net of amortization                                     187         172
  Federal Home Loan Bank stock dividend                    (60)        (80)
  Origination of loans held for sale                   (16,478)    (10,491)
  Proceeds from sales of loans held for sale            16,730      11,111
  Net gain on sale of real estate owned,
   mortgage-backed and investment securities and
   premises and equipment                                 (307)       (341)
  Changes in assets and liabilities:
    (Increase) Decrease in prepaid expenses and
     other assets                                         (188)        204
    Decrease in accrued interest receivable                 39          61
    Increase in accrued expenses and other liabilities     439          19
                                                      --------    --------
          Net cash provided by operating activities      2,557       2,677
                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                    (63,692)    (61,192)
  Principal repayments on loans                         67,504      48,487
  Principal repayments on mortgage-backed securities
   held to maturity                                        213         287
  Principal repayments on mortgage-backed securities
   available for sale                                    2,866       5,740
  Purchase of premises, equipment and other                (65)        (44)
  Proceeds from sale of real estate                        (19)      1,006
                                                      --------    --------
          Net cash provided (used in)  by investing
           activities                                    6,807      (5,716)
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts                      19,294      41,557
  Dividends paid                                          (545)       (494)
  Repurchase of common stock                                 -      (1,199)
  Repayment of Federal Home Loan Bank advances               -     (25,000)
  Net decrease in advance payments by borrowers           (227)       (185)
  Proceeds from exercise of stock options                  195          25
                                                      --------    --------
          Net cash provided by financing activities     18,717      14,704
                                                      --------    --------

NET INCREASE IN CASH                                    28,081      11,665
CASH, BEGINNING OF PERIOD                               60,858      22,492
                                                      --------    --------
CASH, END OF PERIOD                                   $ 88,939    $ 34,157
                                                      ========    ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
  Interest                                            $  1,513    $  2,885
  Income taxes                                               -          62

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned              $      -    $    250
  Dividends declared and accrued in other
   liabilities                                             614         551
  Fair value adjustment to securities
   available for sale                                     (824)        191
  Income tax effect related to fair value adjustment       280         (65)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2003 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

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

For the three months ended June 30, 2003, the Company's total comprehensive income was $956,000, compared to $1.2 million for the three months ended June 30, 2002.

Total comprehensive income for the three months ended June 30, 2003 was comprised of net income of $1.5 million and other comprehensive loss of $544,000, net of tax effect. Other comprehensive loss consists of unrealized securities loss of $544,000 net of tax effect.

Total comprehensive income for the three months ended June 30, 2002 was comprised of net income of $1.1 million and other comprehensive income of $126,000, net of tax effect. Other comprehensive income consisted of unrealized securities gains of $126,000 net of tax effect.

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

                                                  Three Months Ended
                                                        June 30,
                                              --------------------------
                                                  2003           2002
                                              -----------    -----------
Basic EPS computation:
  Numerator-Net Income                        $ 1,500,000    $ 1,072,000
  Denominator-Weighted average common
   shares outstanding                           4,371,380      4,440,426

Basic EPS                                     $     0. 34    $     0. 24
                                              ===========    ===========

Diluted EPS computation:
  Numerator-Net Income                        $ 1,500,000    $ 1,072,000
  Denominator-Weighted average
   common shares outstanding                    4,371,380      4,440,426
  Effect of dilutive stock options                 67,377         33,847
  Effect of dilutive MRDP                           3,606         11,909
                                              -----------    -----------

  Weighted average common shares
   and common stock equivalents                 4,442,363      4,486,182

Diluted EPS                                   $      0.34    $      0.24
                                              ===========    ===========

(5)  Investment Securities
     ---------------------

There were no sales of investment securities classified as held to maturity during the periods ended June 30, 2003 and 2002.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
June 30, 2003                       Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------

Trust preferred securities      $  5,000    $     -     $    (6)   $  4,994
Equity securities                 12,700          -        (800)     11,900
Other                              2,592        259           -       2,851
                                --------    -------     -------    --------
                                $ 20,292    $   259     $  (806)   $ 19,745
                                ========    =======     =======    ========

March 31, 2003

Trust Preferred                 $  5,000    $     -     $   (25)   $  4,975
Equity securities                 12,700          -           -      12,700
School district bonds              2,565        186           -       2,751
                                --------    -------     -------    --------
                                $ 20,265    $   186     $   (25)   $ 20,426
                                ========    =======     =======    ========

Investment securities with an amortized cost of $11.0 million and $12.7 million and a fair value of $10.3 million and $12.7 million at June 30, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank.

The contractual maturities of securities available for sale are as follows (in thousands):


                                          Amortized     Estimated
June 30, 2003                                  Cost     Fair Value
                                          ---------     ----------

Due after one year through five years     $    908        $    997
Due after five years through ten years       1,067           1,188
Due after ten years                         18,317          17,560
                                          --------        --------
                                          $ 20,292        $ 19,745
                                          ========        ========

(6)  Mortgage-backed Securities
     --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
June 30, 2003

REMICs                          $ 1,803      $    -      $  (1)    $ 1,802
FHLMC mortgage-backed securities    521          11          -         532
FNMA mortgage-backed securities     763          26          -         789
                                -------      ------      -----     -------
                                $ 3,087      $   37      $  (1)    $ 3,123
                                =======      ======      =====     =======

March 31, 2003

REMICs                          $ 1,803      $   57      $   -     $ 1,860
FHLMC mortgage-backed securities    589          13          -         602
FNMA mortgage-backed securities     909          32          -         941
                                -------      ------      -----     -------
                                $ 3,301      $  102      $   -     $ 3,403
                                =======      ======      =====     =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):


                                          Amortized     Estimated
June 30, 2003                                  Cost     Fair Value
                                          ---------     ----------

Due in one year or less                    $   298       $   305
Due after one year through five years          125           131
Due after five years through ten years           1             2
Due after ten years                          2,663         2,685
                                           -------       -------
                                           $ 3,087       $ 3,123
                                           =======       =======

Mortgage-backed securities held to maturity with an amortized cost of $2.1 million and $2.2 million and a fair value of $2.1 million and $2.3 million at June 30, 2003 and March 31, 2003, respectively, were pledged as collateral for governmental public funds held by the Company. Mortgage-backed securities with an amortized cost of $381,000 and $385,000 and a fair value of $393,000 and $399,000 at June 30, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Company. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

There were no sales of mortgage-backed securities held to maturity during the periods ended June 30, 2003 and 2002.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------
June 30, 2003

REMICs                           $  5,194     $   86      $   (2)    $  5,278
FHLMC mortgage-backed securities    4,206        185           -        4,391
FNMA mortgage-backed securities       425         15           -          440
                                 --------     ------      ------     --------
                                 $  9,825     $  286      $   (2)    $ 10,109
                                 ========     ======      ======     ========

March 31, 2002

REMICs                           $  6,327     $  100      $   (6)    $  6,421
FHLMC mortgage-backed securities    5,811        286           -        6,097
FNMA mortgage-backed securities       531         20           -          551
                                 --------     ------      ------     --------
                                 $ 12,669     $  406      $   (6)    $ 13,069
                                 ========     ======      ======     ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):


                                          Amortized     Estimated
June 30, 2003                                  Cost     Fair Value
                                          ---------     ----------
Due in one year or less                   $     153      $     154
Due after one year through five years         4,367          4,561
Due after five years through ten years          659            659
Due after ten years                           4,646          4,735
                                          ---------      ---------
                                          $   9,825      $  10,109
                                          =========      =========


Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $9.3 million and $11.9 million and a fair value of $9.5 million and $12.2 million at June 30, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $161,000 and $316,000 and a fair value of $170,000 and $327,000 at June 30, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Company.

(7)  Loans Receivable
     ----------------

Loans receivable consisted of the following (in thousands):

                                               June 30,     March 31,
                                                 2003         2003
                                              ---------     ---------
Residential:
  One- to- four family                        $  54,973     $  58,498
  Multi-family                                    5,997         6,313
Construction:
  One- to- four family                           69,924        70,397
  Multi-family                                    2,100         2,100
  Commercial real estate                          4,531         4,531
Commercial                                       33,401        34,239
Consumer:
  Secured                                        23,006        23,458
  Unsecured                                       1,369         1,334
Land                                             32,770        34,630
Commercial real estate                          103,132       101,672
                                              ---------     ---------
                                                331,203       337,172

Less:
  Undisbursed portion of loans                   29,080        31,222
  Deferred loan fees                              2,879         2,901
  Allowance for loan losses                       2,793         2,739
                                              ---------     ---------
     Loans receivable, net                    $ 296,451     $ 300,310
                                              =========     =========


(8)  Allowance for Loan Losses
     -------------------------

A reconciliation of the allowances for loan losses is as follows (in thousands):

                                   Three Months Ended
                                         June 30,
                                  --------------------
                                    2003         2002
                                  -------      -------

Beginning balance                 $ 2,739      $ 2,537
Provision for losses                   70          245
Charge-offs                           (15)         (37)
Recoveries                              -            3
Net change in allowance for
 unfunded loan commitments and
 lines of credit                       (1)           -
                                  -------      -------
Ending balance                    $ 2,793      $ 2,748
                                  =======      =======

At June 30, 2003 and March 31, 2003, the Company's recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $631,000 and $323,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.1 million and $1.1 million during the three months ended June 30, 2003 and the year ended March 31, 2003 respectively.

(9)  Intangible Assets
     -----------------

The results for the quarter ended June 30, 2003, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life. The Company does not have goodwill, but does have identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSRs") that will continue to be amortized. The Company adopted SFAS No. 142 on April 1, 2002.

Intangible asset balances (excluding MSRs) consisted of the following (in thousands):


                                                June 30, 2003
                               --------------------------------------------
                               Carrying          Accumulated
                                Amount           Amortization          Net
                               --------          ------------         -----

Core deposit intangible         $ 3,269            $ 2,982            $ 287
                                =======            =======            =====


                                                March 31, 2003
                               --------------------------------------------
                               Carrying          Accumulated
                                Amount           Amortization          Net
                               --------          ------------         -----

Core deposit intangible         $ 3,269            $ 2,900            $ 369
                                =======            =======            =====



                                             Amortization Expense
                                             Quarter Ended June 30,
                                               2003          2002
                                             ----------------------

Core deposit intangible                        $ 82          $ 82
                                               ====          ====


The value of the MSRs asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio are not realized if the loan pays off earlier than anticipated. If loans payoff earlier than anticipated there is no economic benefit since loans in our servicing portfolio do not contain penalty provisions for early payoff.

An estimated fair value of MSRs is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. MSRs impairment is recorded in the amount that the estimated fair value is less than the MSRs carrying value.

Changes in balance of MSRs, net of valuation, were as follows (in thousands):

                                    Three Months Ended June 30,
                                          2003        2002
                                    ----------------------------

Beginning balance                       $ 629         $ 912
Additions                                  41           139
Amortization                             (150)          (60)
Impairment adjustment                     (39)         (124)
                                        -----         -----
Total                                   $ 481         $ 867
                                        =====         =====

Allowance at beginning of period        $ 413         $  93
Provision for impairment                   39           124
                                        -----         -----
Allowance at end of period              $ 452         $ 217
                                        =====         =====

Amortization expense for the net carrying amount of intangible assets at June 30, 2003 is estimated to be as follows (in thousands):


                                Fiscal year
                           -------------------
                           2004         $  436
                           2005            158
                           2006             61
                           2007             43
                           2008             40
                           Thereafter       30
                                        ------
                           Total        $  768
                                        ======


(11)  Borrowings
      ----------

Borrowings are summarized as follows (in thousands):

                                     June 30,         March 31,
                                       2003             2003
                                      ------           -------

Federal Home Loan Bank Advances      $40,000           $40,000
                                     =======           =======

Weighted average interest rate:         4.89%             5.53%
                                        ====              ====



Borrowings have the following maturities at June 30, 2003 (in thousands):

                 Fiscal Year
                 -----------
                 2006               $  15,000
                 2007                  20,000
                 2008                   5,000
                                    ---------
                                    $  40,000
                                    =========


(12)  Shareholders' Equity
      --------------------

Repurchase of Common stock

In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. At June 30, 2003, no shares had been repurchased under this plan.

In July 2001, the Company announced a stock repurchase of up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At June 30, 2003 464,800 shares had been repurchased at an average cost of $12.92 per share. Since the Company is a Washington corporation and the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(13)  Recently Issued Accounting Pronouncements
      -----------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issue Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which establishes criteria to identify and assess a company's interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective March 31, 2003, and in accordance with Statement No.148, the Company elected to continue to account for stock-based awards under the guidance of Accounting Principles Board ("APB") Opinion No. 25.

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income per share would have been reduced to the pro forma amounts indicated below:


                                              Three Months Ended
                                                    June 30,
                                               2003         2002
                                             -------       -------
                                             (dollars in thousands,
                                            except per share amounts)

Net income:
 As reported                                 $ 1,500       $ 1,072
 Deduct: Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net
  of related tax effects                         (49)          (45)
                                             -------       -------

Pro forma                                    $ 1,451       $ 1,027
                                             =======       =======

Earnings per common share - basic:
 As reported                                 $  0.34       $  0.24
 Pro forma                                      0.33          0.23
Earnings per common share - fully diluted:
 As reported                                    0.34          0.24
 Pro forma                                      0.33          0.23

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

At June 30, 2003, the Company had commitments to originate fixed rate mortgages of $4.0 million at interest rates ranging from 3.625% to 6.25%. At June 30, 2002 adjustable rate mortgage loan commitments were $4.7 million at an average interest rate of 6.263%. The undisbursed balance of mortgage loans closed was $29.1 million at June 30, 2003. Consumer loan commitments totaled $823,000 and unused lines of consumer credit totaled $16.6 million at June 30, 2003. Commercial real estate loan commitments totaled $4.5 million and unused lines of commercial real estate credit totaled $11.1 million at June 30, 2003. Commercial loan commitments totaled $4.8 million and unused commercial lines of credit totaled $19.3 million at June 30, 2003.

The allowance for unfunded commitments was $176,000 at June 30, 2003.

At June 30, 2003, the Company had firm commitments to sell $1.3 million of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Community Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Community Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of June 30, 2003, loans under warranty totaled $122.2 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Community Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operations, or liquidity.

(15)  PROPOSED ACQUISITION
      --------------------

On February 6, 2003 the Company announced the signing of a definitive agreement for the acquisition of Today's Bancorp, Inc. by merger. Upon completion of the transaction, Today's Bancorp, Inc. shareholders, with a total of 1.1 million shares of common stock outstanding, may elect to receive either $13.64 per share in cash or 0.8261 Riverview Bancorp, Inc. shares for each share of Today's Bancorp, Inc. The exchange ratio is subject to adjustment under certain conditions. The Company will issue approximately 430,655 shares of its own stock to acquire approximately 45% percent of Today's Bancorp Inc. outstanding shares at an exchange ratio of 0.8261 Riverview shares for each share of Today's Bancorp Inc. The remaining 55% of outstanding Today's Bancorp, Inc. shares will be acquired for an aggregate of approximately $9.6 million in cash. If the elections with respect to the form of consideration filed by Today's shareholders differs from the 45% stock, 55% cash ratio, the mix of stock and cash to individual shareholders used to effect the acquisition could change.

The merger has been unanimously approved by the directors of both companies, approved by the shareholders of Today's Bancorp, Inc., and approved by regulatory agencies.

The merger is expected to be completed in the third calendar quarter of 2003. The combined organization will have assets of approximately $540 million, deposits of approximately $430 million and shareholders' equity of approximately $60 million.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report on Form 10-Q contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors, which could affect actual results, include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation, merger of Today's Bancorp, Inc. and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The Company has identified two policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of mortgage servicing rights. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis and in Note 1, Note 6 and Note 8 to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.

The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the risk. Thus, any measurement of MSRs fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSRs are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects our MSRs to impairment. MSRs impairment is recorded in the amount that the estimated fair value is less than the MSRs carrying value.

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

General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to-four family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 13.31% and 1.90% of the loan portfolio, respectively, in fiscal year 1999 to 32.51% and 10.08% respectively, at June
30, 2003.   The Company continues subject to market conditions, to change the composition of its loan portfolio and deposit base as part of its migration to commercial banking. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the resulting financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and eight of its twelve branches are located in Clark County, the fastest growing county in the state of Washington during the 1990's, according to the U.S Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The Company continues to experience growth in the customer usage of the online banking services and check image services to its customers. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

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


Financial Condition

At June 30, 2003, the Company had total assets of $440.1 million compared with $419.9 million at March 31, 2003. The increase in total assets reflects primarily the growth in cash.

At June 30, 2003, the Company had $331.2 million in gross loans, a decrease of $6.0 million compared to $337.2 million at March 31, 2003. One- to- four family residential mortgage loans decreased $3.5 million to $55.0 million at June 30, 2003 from $58.5 million at March 31, 2003 as a result of management's plan to sell most of the fixed mortgage loans to the FHLMC and retain the loan servicing of such loans. Commercial loans decreased $838,000 to $33.4 million at June 30, 2003 from $34.2 million at March 31, 2003. The $838,000 decrease reflects the economic conditions in the Company's market area that have provided a challenge to businesses that wish to grow. Commercial real estate loans increased $1.5 million to $103.1 million at June 30, 2003 from $101.7 million at March 31, 2003. Land loans decreased $1.9 million to $32.8 million at June 30, 2003 from $34.6 million at March 31, 2003. Loans receivable (Note

7) provides a detailed analysis of the gross loan portfolio at June 30, 2003 as compared to the gross loan portfolio at March 31, 2003. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to- four family residential mortgage loans.

Low interest rates continue to cause high prepayments in the Company's REMICs and mortgage-backed securities portfolio. These high prepayments have accelerated the decrease in the balance of REMICs and mortgage-backed securities. Mortgage-backed Securities (Note 6) provides the balance detail.

At June 30, 2003, the Company had $800,000 unrealized loss on available for sale equity securities. The equity securities held by the Company are FHLMC and FNMA preferred stock.

On a monthly basis management reviews the market value of the investment portfolio and investigates significant changes in the market value of the portfolio. Analysis of the decline in market value of the preferred stock and discussions with our investment advisor, First Tennessee Financial Group, has shown that there has been no impairment to FHLMC and FNMA's abilities to pay all amounts due per the securities contractual terms. The FHLMC and FNMA preferred stock have held the same Moody and Fitch rating of AA3 and AA, respectively, since they were purchased.

The current market pricing is a function of the current low rate environment and can only be viewed as a temporary decline due to a change in interest rates. Both preferred securities pay quarterly dividends that are based on the two-year CMT rate and the dividend rate is reset every two years. At June 30, 2003 the two-year CMT rate had decreased 500 basis points since the FHLMC was purchased and 353 basis points since the FNMA was purchased. When the FHLMC preferred stock was purchased in August 2000 the two-year CMT was 6.23% and when the FNMA preferred stock was purchased in January 2001 the two-year CMT was 4.76%. In June 2003, the two-year CMT had declined to 1.23%. Both securities enjoy the tax benefit of the 70% dividend received deduction ("DRD").

The dynamics of the 70% DRD on the increase and decrease in taxable equivalent yields is a key to the price change in the securities. The current depressed market values are a result of the historically low interest rate environment and the negative impact of the DRD on the current taxable yields. It should be noted that even at the current low rates that the taxable equivalent yield realized on the securities is still at a reasonable yield compared to other agency securities that would mature or reprice in two years. The market value is lower due to the spreads that the market is currently asking for in this type of security in the current low rate environment.

Based on the above analysis, management believes that the unrealized loss is a temporary impairment. Further, the Company does not foresee selling these preferred securities until after the securities recover their fair value. The Company is carrying these securities as investments available for sale and not as trading securities, which reflects its past practices of holding securities for the long term. The Company has sufficient liquidity and capital to follow this holding strategy in connection with the FHLMC and FNMA preferred securities and believes that the values have the potential to recover as interest rates fluctuate upward.

Deposits totaled $340.0 million at June 30, 2003 compared to $320.7 million at March 31, 2003. The $19.3 million deposit increase is attributable to an inflow of funds to transaction accounts partially offset by an outflow in certificates of deposit. The year to date total average outstanding balance of checking accounts, NOW accounts and money market accounts ("transaction accounts") increased 13.0% to $185.9 million at June 30, 2003, compared to $164.5 million at March 31, 2003. Total average transaction account balances compared to average total deposit balances for the three months ended June 30, 2003 was 60.0% compared to 54.4% for the twelve month period ended March 31, 2003.

FHLB advances totaled $40.0 million at both June 30, 2003 and March 31, 2003.


Capital Resources

Total shareholders' equity increased $653,000 to $55.2 million at June 30, 2003 compared to $54.5 million at March 31, 2003. The activity in shareholders' equity for the first three months of fiscal year 2004 was $1.5 million in earnings, dividends of $614,000, exercise of stock options $195,000, earned ESOP shares $108,000, earned MRDP shares of $8,000 and $544,000 increase in net unrealized loss on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy required the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 2003, the Community Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2003, the most recent notification from the OTS categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At June 30, 2003, the Community Bank's tangible, core and risk-based total capital ratios amounted to 9.63%, 9.63%, and 13.79%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
As of June 30, 2003
Total Capital:
(To Risk Weighted
Assets)           $44,637   13.79%  $25,891     8.0%      $32,364     10.0%
Tier I Capital:
(To Risk Weighted
Assets)            41,844   12.93     N/A       N/A        19,418      6.0
Core Capital:
(To Total Assets)  41,844    9.63    13,034     3.0        21,723      5.0
Tangible Capital:
(To Tangible
Assets)            41,844    9.63     6,517     1.5         N/A        N/A


As of March 31, 2003
Total Capital:
(To Risk Weighted
Assets)           $50,893   15.89%  $25,629     8.0%      $32,037     10.0%
Tier I Capital:
(To Risk Weighted
Assets)            48,154   15.03     N/A       N/A        19,222      6.0
Core Capital:
(To Total Assets)  48,154   11.66    12,389     3.0        20,649      5.0
Tangible Capital:
(To Tangible
Assets)            48,154   11.66     6,195     1.5          N/A       N/A


The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at June 30, 2003 (in thousands):


Equity                                $42,005
Net unrealized loss on securities
  available for sale, net of tax          174
Core deposit intangible asset            (287)
Deferred tax and servicing asset          (48)
     Tangible capital                  41,844
General valuation allowance             2,793
                                      -------
     Total capital                    $44,637
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

The Community Bank's primary sources of funds are deposits, FHLB borrowings, proceeds from the principal and interest payments on loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The low interest rate environment has created high demand for fixed rate single family loans and a increased repayment of existing single family mortgage loans and mortgage-backed securities. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The increase in the cash flows from operating activities of loans sold of $16.7 million for the three months ended June 30, 2003 compared to $11.1 million for the three months ended June 30, 2002 reflects this strategy. The cash flows from net loan origination (loan originations less principal repayments on loans) yielded a net prepayment of $3.8 million for the three months ended June 30, 2003 as compared to net loan originations of $12.7 million for the same period in the prior year.

The Community Bank has experienced growth in deposit accounts that has caused a net increase in cash flows from deposits of $19.3 million for the three months ended June 30, 2003 as compared to a $41.6 million increase in net cash flows for the same period in the prior year. The deposit growth experienced during the three months ended June 30, 2003 has been primarily in transactions accounts partially of set by a decrease in the balance of certificates of deposit as compared to June 30, 2002.

Should the Community Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB borrowings. At June 30, 2003 advances from FHLB totaled $40.0 million and the Community Bank had additional borrowing capacity available of $95.0 million from the FHLB.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Community Bank and the issuance of debt or equity. Dividends and other capital distributions from the Community Bank are subject to regulatory restrictions. Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Community Bank. Dividends and other capital distributions from the Community Bank are subject to regulatory restrictions.

Cash, including interest-earning overnight investments, was $88.9 million at June 30, 2003 compared to $60.9 million at March 31, 2003. The $28.1 million increase in interest-earning overnight investments is attributable to the increase liquidity caused by the high level of prepayment experienced in the Company's mortgage loan portfolio and mortgage-backed securities portfolio and growth in transaction accounts. Investment securities and mortgage-backed securities available for sale at June 30, 2003 were $19.7 million and $10.1 million, respectively, compared to $20.4 million and $13.1 million, respectively, at March 31, 2003. See "Financial Condition."

Asset Quality

The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Internal Loan Classification Committee reviews and monitors the risk and quality of the Company's loan portfolio.
The Internal Loan Classification Committee members include the Credit Administrator, Chairman and Chief Executive officer, Chief Financial Officer, Chief Credit Officer and Senior Vice President Business and Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever those changes are warranted.
At least annually loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Internal Loan Classification Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

The Company uses the OTS loan classifications of special mention, substandard, doubtful and loss, plus the additional loan classifications of pass and watch in order to assign a loan grade to be used in the determination of the proper amount of allowance for loan losses. The definition of a pass classification represents a level of credit quality, which contains no well-defined deficiency or weakness. The definition of watch classification is used to identify a loan that currently contains no well-defined deficiency or weakness, but it is determined necessary to closely monitor the loan.

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

The general allowance element relates to assets with no well-defined deficiency or weakness that are classified as pass or watch, and takes into consideration loss that is imbedded within the portfolio but has not been realized. Borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in a loan default and eventual loss. Examples of such loss-causing events in the case of consumer or one- to four-family residential loans would be a borrower job loss, divorce or medical crisis. Examples of loss-causing events in the case of commercial or construction loans would be a loss of customers as a result of competition or economic changes. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

The allocated allowance element relates to assets with well-defined deficiencies or weaknesses that are classified special mention, substandard, doubtful or loss. The OTS loss factors are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with loans where it is probable that the value of the loan has been impaired and the loss can be reasonably estimated.

The unallocated allowance element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general and allocated valuation.

At June 30, 2003, the Company had an allowance for loan losses of $2.8 million, or 0.92%, of total net outstanding loans at that date. Based on past experience and future expectations, management believes that loan loss reserves are adequate.

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, or "generally accepted accounting principles" or "GAAP", there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses, thereby negatively affecting the Company's financial condition and results of operations.

Non-performing assets were $1.1 million, or 0.24% of total assets at June 30, 2003 compared with $748,000 at March 31, 2003, or 0.18% of total assets at March 31, 2003. The $631,000 balance of non-accrual loans is composed of three residential properties totaling $300,000, one land loan totaling $243,000 and two consumer loans totaling $88,000. The $445,000 balance of other real estate owned consists of one lot loan and a one- to- four family construction loan. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:


                                    June 30, 2003         March 31, 2003
                                    -------------         --------------
                                          (Dollars in thousands)
Loans accounted for on
a non-accrual basis:
Real Estate
  Residential                          $   300                $   301
  Commercial                                 -                      -
Land                                       243                      -
Commercial                                   -                      -
Consumer                                    88                     22
                                       -------                -------
Total                                      631                    323
                                       -------                -------

Accruing loans which are
contractually past due 90 days
or more                                      -                      -
                                       -------                -------

Total of non-accrual and 90 days
past due loans                             631                    323
                                       -------                -------

Real estate owned (net)                    445                    425
                                       -------                -------
Total non-performing assets            $ 1,076                $   748
                                       =======                =======

Total loans delinquent 90 days
or more to net loans                      0.21%                  0.11%

Total loans delinquent 90 days
or more to total assets                   0.14                   0.08

Total non-performing assets to
total assets                              0.24                   0.18

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $2.3 million at June 30, 2003 and March 31, 2003, respectively.


        Comparison of Operating Results for the Three Months Ended
                          June 30, 2003 and 2002

The Company's net income depends primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest-bearing liabilities. Net interest income is determined by (a) the difference between the yield earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence rates, loan demand and deposit flows. Net interest margin is calculated by dividing net interest income by the average interest-earning assets. Net interest income and net interest margin are affected by changes in interest rates, volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The Company's net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges, loan servicing income (expense), gains and losses on sales of securities, gains and losses from sale of loans and other income. In addition, net income is affected by the level of operating expenses and establishment of a provision for loan losses.

Net income for the three months ended June 30, 2003 was $1.5 million, or $0.34 per basic share ($0.34 per diluted share) compared to net income of $1.1 million, or $0.24 per basic share ($0.24 per diluted share) for the same period in fiscal 2003. Net interest income increased $571,000, or 14.0%, to $4.6 million for the current quarter as compared to $4.1 million during the same prior year period.

The increase in net interest income was the result of a shift in the deposit mix from higher interest rate certificates of deposit to lower interest rate transaction accounts. The total quarterly average outstanding balance of checking accounts, NOW accounts and money market accounts ("transaction accounts")increased $40.9 million, or 28.2%, to $185.9 million at June 30, 2003, compared to $145.0 million at June 30, 2002. The quarterly average outstanding balance of certificates of deposits decreased 12.8% to $98.9 million from $113.4 million at June 30, 2003 and June 30, 2002, respectively. The decrease in average balance of certificates of deposit reflected the outflow of funds caused by the lower interest rate the Company paid. The pay down of FHLB advances in the fourth quarter of fiscal year 2003 also contributed to the increase of net interest income.

Net interest income increased $327,000 as a result of the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2004 compared to the same fiscal 2003 period. The change in interest rates for this same period increased net interest income $244,000. The interest rate spread increased from 3.70% for the three month period ended June 30, 2002 to 4.95% for the three month period ended June 30, 2003. The net interest margin increased to 4.95% during the quarter ended June 30, 2003 from 4.30% for the quarter ended June 30, 2002.

Interest income for the three months ended June 30, 2003 was $6.1 million, a decrease of $649,000, or 9.6% from the $6.8 million interest income for the same period in the prior fiscal year. Yield on interest-earning assets for the first quarter of fiscal year 2004 was 6.54% compared to 7.94% for the same three month period in fiscal year 2003. The lower first quarter fiscal 2004 yield reflects the lower interest rate environment. The Federal Reserve targeted federal funds rate has decreased from 1.75% at June 30, 2002 to 1.00% at June 30, 2003 during this time period and this change in the targeted federal funds rate is reflected in the interest rates of the interest-bearing assets. The lower interest income in the first quarter of fiscal year 2004 as compared to the same period in fiscal year 2003 reflects this lower interest rate environment.

Average interest-earning assets decreased to $378.3 million for the three months ended June 30, 2003 from $386.2 million for the three months ended June 30, 2002. The decrease in the average quarterly balance of interest-earning assets consisted of decreases in mortgage loans, mortgage-backed securities and daily interest bearing investments partially offset by an increase in non-mortgage loans and investment securities. Interest income decreased $138,000 as a result of the decrease in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2003 period.

Interest expense decreased $1.2 million, or 44.8%, to $1.5 million for the three months ended June 30, 2003 as compared to $2.7 million for the same three months ended June 30, 2002. The cost of average interest-bearing liabilities for the first quarter of year 2004 was 2.10% compared to 3.43% for the same three month period in fiscal year 2003. The lower interest expense for the three-month period ended June 30, 2003 is the result of the previously mentioned change in the deposit mix, lower interest rates as well as the reduction of average FHLB borrowings in the first quarter of fiscal year 2004 compared to the same period in the prior year. Average interest-bearing liabilities decreased to $286.8 million at June 30, 2003, from $318.7 million for the first quarter ended June 30, 2002. The interest expense impact of the $31.9 million decrease in average interest-earning liabilities more than offset the interest income impact of the $7.9 million decrease in average interest-bearing assets. The decrease in the average balance of interest-bearing liabilities was the result of a decrease in the average balances of certificates of deposit and FHLB borrowings partially offset by growth in transaction accounts.

The change in interest rates between the periods resulted in a $244,000 increase in net interest income. This quarterly comparison of the impact of the changes in interest rates illustrates the liability sensitivity of the balance sheet for this period of comparison. The decrease in interest rates increased net interest income due to the lag in the repricing of loans and securities as compared to the repricing of the liabilities, especially money market accounts, certificates of deposit and FHLB borrowings. Floors (minimum interest rates) and fixed rates in the loans and securities helped to reduce the interest rate sensitivity of the assets.

The provision for loan losses for the three-month period ended June 30, 2003 was $70,000 compared to $245,000 for the same period in the prior year. There was $15,000 in net charge-offs during the three months ended June 30, 2003, compared to $34,000 in net charge-offs for the three months ended June 30, 2002. Net charge-offs to average net loans was 0.02% for the three months ended June 30, 2003 compared to 0.05% for the three months ended June 30, 2002. The lower loan loss provision in the first quarter of fiscal year 2004 reflects the $2.0 million reduction in classified loans at June 30, 2003 as compared to June 30, 2002, which was partially offset by growth in commercial and commercial real estate loans. There were no significant changes in estimation, assumptions or reallocations of allowance for the three months ended June 30, 2003 and 2002, respectively. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at June 30, 2003 is believed to be adequate for the losses inherent in the loan portfolio.

The 14.6% increase in non-interest income to $1.6 million for the quarter ended June 30, 2003 compared to $1.4 million for the quarter ended June 30, 2002 reflects increased fee income from deposit service charges, mortgage broker fees and asset management fees. The lower interest rate environment has increased prepayment on residential mortgages, which has shortened the duration on mortgage servicing rights assets. In the first quarter of fiscal year 2004 a $39,000 mortgage servicing rights impairment charge was made to non-interest income as compared to $124,000 impairment charge to non-interest income for the same period in the prior year.

Non-interest expense increased $243,000 to $3.9 million for the three months ended June 30, 2003 from $3.7 million for the three months ended June 30, 2002. Salaries and employee benefits increased $215,000 to $2.2 million for the quarter ended June 30, 2003 as compared to the same quarter in the prior year. There were eleven more full-time equivalent employees during the fiscal year 2003 quarter over the fiscal year 2002 quarter. The fiscal year 2003 quarter salaries and employee benefits also reflect the increases in mortgage broker commissions when compared to the same period in the prior year.

Provision for federal income taxes for the first quarter of fiscal year 2004 was $738,000, resulting in an effective tax rate of 33.0%, compared to $457,000 and 29.9% for the same quarter of fiscal year 2003. The 3.1% increase in the effective tax rate for three months ended June 30, 2003 is primarily attributable to the impact of the tax permanent difference caused by the ESOP market value adjustment and reduced dividend received deduction.


ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

Our Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of Directors of acceptable changes in net interest income, and the portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analysis to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in our business plan without exceeding the net interest income and net portfolio value limits set forth in our interest rate risk policy.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


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

     (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits:

            3.1     Articles of Incorporation of the Registrant(1)
            3.2     Bylaws of the Registrant(1)
            4       Form of Certificate of Common Stock of the Registrant(1)
            10.1    Employment Agreement with Patrick Sheaffer(2)
            10.2    Employment Agreement with Ronald A. Wysaske(2)
            10.3    Severance Agreement with Michael C. Yount(2)
            10.4    Severance Agreement with Karen Nelson(2)
            10.5    Severance Agreement with John A. Karas(5)
            10.6    Employee Severance Compensation Plan(2)
            10.7    Employee Stock Ownership Plan(3)
            10.8    Management Recognition and Development Plan(4)
            10.9    1998 Stock Option Plan(4)
            10.10   1993 Stock Option and Incentive Plan(4)
            21      Subsidiaries of Registrant(3)
            31      Certifications Pursuant to Section 302 of the
                     Sarbanes-Oxley Act
            32      Certifications Pursuant to Section 906 of the
                     Sarbanes-Oxley Act.

         (b) Reports on Form 8-K: Forms 8-K were filed on April 2, May 5, June 5 and June 25 during the quarter ended June 30, 2003.

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

               RIVERVIEW BANCORP, INC.


DATE: August 4, 2003             BY:  /S/ Patrick Sheaffer
                                     Patrick Sheaffer
                                     President and Chief Executive Officer



DATE: August 4, 2003             BY:  /S/ Ronald Wysaske
                                      Ronald Wysaske
                                      Executive Vice President

                                   EXHIBIT 31

       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Patrick Sheaffer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Riverview Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 4, 2003           /S/ Patrick Sheaffer
                                    Patrick Sheaffer
                                    President and Chief Executive Officer

I, Ronald Wysaske, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Riverview Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 4, 2003          /S/ Ronald Wysaske
                                   Ronald Wysaske
                                   Chief Financial Officer

                                   EXHIBIT 32

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


        /S/ Patrick Sheaffer               /S/ Ronald Wysaske
            Patrick Sheaffer                   Ronald Wysaske


Dated: August 4, 2003

A signed original of the written statement required by Section 906 has been provided to Riverview Bancorp, Inc. and will be retained by Riverview Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.