Form 10-Q
period 2003-09-30
RIVERVIEW BANCORP INC
filed 2003-11-07
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-------       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----   -----

                    Commission File Number: 0-22957

                        RIVERVIEW BANCORP, INC.
         (Exact name of registrant as specified in its charter)

Washington                                        91-1838969
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

            900 Washington, Suite 900 Vancouver, WA     98660
             (Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code: (360)693-6650

Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                      ----  ----

Indicate by check whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No X
                                        ----   ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value---4,727,640 shares as of October 15, 2003.

                                   Form 10-Q

                     RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                     INDEX

Part I.  Financial Information                                       Page
         ---------------------                                       ----

Item 1:   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          as of September 30, 2003 and March 31, 2003                 1

          Consolidated Statements of Income: Three and Six
          Months Ended September 30, 2003 and 2002                    2

          Consolidated Statements of Shareholders' Equity
          for the Year Ended March 31, 2003 and the
          Six Months Ended September 30, 2003                         3

          Consolidated Statements of Cash Flows for the
          Six Months Ended September 30, 2003 and 2002                4

          Notes to Consolidated Financial Statements                 5-16

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                16-29

Item 3:   Quantitative and Qualitative Disclosures
          About Market Risk                                           30

Item 4:   Controls and Procedures                                     30


Part II.  Other Information                                           31


SIGNATURES                                                            33

Part I. Financial Information
Item I. Financial statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND MARCH 31, 2003

                                                    SEPTEMBER 30,    MARCH 31,
(In thousands, except share data) (Unaudited)          2003           2003
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $57,641 and $42,464)                                $  84,597      $  60,858
Loans held for sale                                      1,606          1,501
Investment securities available for sale, at
 fair value (amortized cost of $31,290 and $20,265)     32,008         20,426
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,863 and $3,403)        2,799          3,301
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $8,375 and $12,669)       8,609         13,069
Loans receivable (net of allowance for loan losses
 of $5,205 and $2,739)                                 369,668        300,310
Real estate owned                                        1,077            425
Prepaid expenses and other assets                          779            854
Accrued interest receivable                              1,856          1,492
Federal Home Loan Bank stock, at cost                    5,927          5,646
Premises and equipment, net                             10,392          9,703
Deferred income taxes, net                               2,908          1,321
Mortgage servicing rights, net                             718            629
Goodwill                                                 9,204              -
Core deposit intangible, net                               999            369
                                                     ---------      ---------

TOTAL ASSETS                                         $ 533,147      $ 419,904
                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                     $ 425,498      $ 320,742
Accrued expenses and other liabilities                   4,121          4,364
Advance payments by borrowers for taxes and insurance      295            287
Federal Home Loan Bank advances                         40,000         40,000
                                                     ---------      ---------
Total liabilities                                      469,914        365,393

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                    -              -
Common stock, $.01 par value; 50,000,000 authorized
 September 30, 2003 - 4,954,479 issued, 4,727,640 outstanding
 March 31, 2003 - 4,585,543 issued, 4,358,704
 outstanding                                                50             46
Additional paid-in capital                              39,725         33,525
Retained earnings                                       24,531         22,389
Unearned shares issued to employee stock ownership
 trust                                                  (1,701)        (1,804)
Unearned shares held by the management recognition
 and development plan                                        -            (15)
Accumulated other comprehensive income                     628            370
                                                     ---------      ---------
     Total shareholders' equity                         63,233         54,511
                                                     ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 533,147      $ 419,904
                                                     =========      =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                     Three Months Ended    Six Months Ended
(In thousands, except share data)       September 30,         September 30,
         (Unaudited)                   2003       2002      2003       2002
------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans
   receivable                        $ 6,727    $ 6,060   $ 12,396   $ 11,973
  Interest on investment securities       88         30        155         58
  Interest on mortgage-backed
   securities                            154        367        335        816
  Other interest and dividends           258        353        472        743
                                     -------    -------   --------   --------
     Total interest income             7,227      6,810     13,358     13,590
                                     -------    -------   --------   --------
INTEREST EXPENSE:
  Interest on deposits                 1,325      1,461      2,334      3,055
  Interest on borrowings                 497        646        992      1,776
                                     -------    -------   --------   --------
     Total interest expense            1,822      2,107      3,326      4,831
                                     -------    -------   --------   --------

     Net interest income               5,405      4,703     10,032      8,759

  Less provision for loan losses           -         82         70        327
                                     -------    -------   --------   --------

     Net interest income after
      provision for loan losses        5,405      4,621      9,962      8,432
                                     -------    -------   --------   --------

NON-INTEREST INCOME:
  Fees and service charges             1,245      1,034      2,418      1,962
  Asset management services              214        178        437        370
  Gain on sale of loans held for sale    287        265        591        614
  Gain on sale of other real estate
   owned                                  45          9         48         29
  Loan servicing income (expense)        259       (241)       151       (341)
  Other                                   (1)        19         20         40
                                     -------    -------   --------   --------

     Total non-interest income         2,049      1,264      3,665      2,674
                                     -------    -------   --------   --------

NON-INTEREST EXPENSE:
  Salaries and employee benefits       2,500      2,035      4,749      4,069
  Occupancy and depreciation             769        642      1,355      1,234
  Data processing                        238        207        442        417
  Amortization of core deposit
   intangible                            107         81        189        163
  Marketing expense                      244        221        513        410
  FDIC insurance premium                  13         11         25         22
  State and local taxes                  113        101        207        191
  Telecommunications                      73         54        121         98
  Professional fees                      105         87        194        205
  Other                                  416        278        718        600
                                     -------    -------   --------   --------
     Total non-interest expense        4,578      3,717      8,513      7,409
                                     -------    -------   --------   --------

INCOME BEFORE FEDERAL INCOME TAXES     2,876      2,168      5,114      3,697

PROVISION FOR FEDERAL INCOME TAXES       958        674      1,696      1,131
                                     -------    -------   --------   --------

NET INCOME                           $ 1,918    $ 1,494   $  3,418   $  2,566
                                     =======    =======   ========   ========

Earnings per common share:
     Basic                           $  0.41    $  0.34   $   0.76   $   0.58
     Diluted                            0.41       0.34       0.75       0.58

Weighted average number of shares
 outstanding:
     Basic                         4,653,314  4,345,985  4,513,117  4,392,947
     Diluted                       4,728,250  4,414,320  4,585,921  4,450,357
Cash dividends per share             $ 0.140    $ 0.125   $  0.280   $  0.250

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2003
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------

Balance, April 1, 2002      4,458,456  $ 47  $ 35,725  $ 20,208  $ (2,010)  $   (218)  $   (75)  $ 53,677

 Cash dividends                     -     -         -    (2,178)        -          -         -     (2,178)
 Exercise of stock options     46,577     -       417         -         -          -         -        417
 Stock repurchased and
  retired                    (196,100)   (1)   (2,881)        -         -          -         -     (2,882)
 Earned ESOP shares            24,633     -       166         -       206          -         -        372
 Tax benefit associated
  with MRDP                         -     -        98         -         -          -         -         98
 Earned MRDP shares            25,138     -         -         -         -        203         -        203
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,358,704    46    33,525    18,030    (1,804)       (15)      (75)    49,707

Comprehensive income
 Net Income                         -     -         -     4,359         -          -         -      4,359
 Other Comprehensive Income:
  Unrealized holding gain on
  securities of $966 (net of
  $498 tax effect) less re-
  classification adjustment
  for net losses included in
  net income of $1,411 ( net
  of $727 tax effect)               -     -         -         -         -          -       445        445
Total comprehensive income          -     -         -         -         -          -         -      4,804
                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance, March 31, 2003     4,358,704    46    33,525    22,389    (1,804)       (15)      370     54,511

 Cash dividends                     -     -         -    (1,276)        -          -         -     (1,276)
 Exercise of stock options     19,781     -       220         -         -          -         -        220
 Stock repurchased and
  retired                     (81,500)   (1)   (1,509)                                             (1,510)
 Stock issued in connection
  with acquisition (Note 15)  430,655     5     7,343                                               7,348
 Earned ESOP shares                 -     -       121         -       103          -         -        224
 Tax benefit associated
  with MRDP                                        25                                                  25
 Earned MRDP shares                 -     -         -         -         -         15         -         15
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,727,640    50    39,725    21,113    (1,701)         -       370     59,557

Comprehensive income
 Net Income                         -     -         -     3,418         -          -         -      3,418
 Other Comprehensive Loss:
  Unrealized holding gains
   on securities of $258
   (net of $133 tax effect)         -     -         -         -         -          -       258        258
Total comprehensive income          -     -         -         -         -          -         -      3,676
                            ---------  ----  --------  --------  --------   --------   -------   --------

Balance, September 30, 2003 4,727,640  $ 50  $ 39,725  $ 24,531  $ (1,701)  $      -   $   628   $ 63,233
                            =========  ====  ========  ========  ========   ========   =======   ========

See notes to consolidated financial statements.





RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOES
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(In thousands)      (Unaudited)                          2003         2002
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   3,418     $   2,566
Adjustments to reconcile net income to cash
 provided by operating activities:
Depreciation and amortization                           1,091           830
Mortgage servicing rights impairment                     (303)          383
Provision for losses on loans                              70           327
Origination of loans held for sale                    (34,511)      (18,541)
Proceeds from sales of loans held for sale             34,485        19,803
Provision (credit) for deferred income taxes               35           (57)
Noncash expense related to ESOP benefit                   224           180
Noncash expense related to MRDP benefit                    16           187
Decrease in deferred loan origination fees, net
 of amortization                                          460           267
Federal Home Loan Bank stock dividend                    (123)         (161)
Net gain on sale of loans, real estate owned and
 premises and equipment                                  (503)         (611)
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets             132           224
Decrease in accrued interest receivable                   213           263
Decrease in accrued expenses and other liabilities     (1,313)         (775)
                                                    ---------     ---------
Net cash provided by operating activities               3,391         4,885
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations                                    (139,348)     (120,678)
Principal repayments on loans                         155,070       112,277
Principal repayments on mortgage-backed securities
 held to maturity                                         501           562
Principal repayments on mortgage-backed securities
 available for sale                                     4,778        11,133
Purchase of investment securities available for sale   (5,000)       (5,000)
Proceeds from call or maturity of investment
 securities available for sale                            250             -
Purchase of premises, equipment and other                (250)         (103)
Acquisition, net of cash received                       7,215             -
Purchase of first mortgage or improvement to REO         (113)            -
Proceeds from sale of real estate                          43         1,173
                                                    ---------     ---------
Net cash provided  by  (used in) investing activities  23,146          (636)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts              (357)       38,157
Dividends paid                                         (1,159)       (1,044)
Repurchase of common stock                             (1,510)       (2,599)
Repayment of Federal Home Loan Bank advances                -       (29,500)
Net increase in advance payments by borrowers               8            24
Proceeds from exercise of stock options                   220            31
                                                    ---------     ---------
Net cash (used in) provided by financing activities    (2,798)        5,069
                                                    ---------     ---------

NET INCREASE IN CASH                                   23,739         9,318
CASH, BEGINNING OF PERIOD                              60,858        22,492
                                                    ---------     ---------
CASH, END OF PERIOD                                 $  84,597     $  31,810
                                                    =========     =========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest                                            $   3,392     $   5,033
Income taxes                                            1,500         1,212

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned              $     308     $     373
Dividends declared and accrued in other liabilities       663           539
Fair value adjustment to securities available for
 sale                                                     391           308

Income tax effect related to fair value adjustment       (133)         (105)
Common stock issued upon business combination           7,348
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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. 2003 Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

(2) Principles of Consolidation
    ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary, Riverview Asset Management Corporation ("RAMCORP.") and wholly-owned subsidiary Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. All inter-company balances and transactions have been eliminated upon consolidation.

(3) Stock Based Compensation
    ------------------------

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, was issued. This Statement amends Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective March 31, 2003, and in accordance with Statement No. 148, the Company elected to continue to account for stock-based awards under the guidance of Accounting Principles Board ("APB") Opinion No. 25.

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                                  Three Months Ended
                                                     September 30,
                                               -------------------------
                                                   2003          2002
                                               -----------   -----------
Net income:

  As reported                                  $ 1,918,000   $ 1,494,000
  Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects              (54,000)      (45,OOO)
                                               -----------   -----------

Pro forma                                      $ 1,864,000   $ 1,449,000
                                               ===========   ===========

Earnings per common share - basic:
  Earnings per common share - basic               $   0.41       $  0.34
  Pro forma                                           0.40          0.33

Earnings per common share - fully diluted:
  As reported                                         0.41          0.34
  Pro forma                                           0.39          0.33


                                                   Six Months Ended
                                                     September 30,
                                               -------------------------
                                                   2003          2002
                                               -----------   -----------
Net income:
  As reported                                  $ 3,418,000   $ 2,566,000
  Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects             (103,000)      (90,000)
                                               -----------   -----------

Pro forma                                      $ 3,315,000   $ 2,476,000
                                               ===========   ===========

Earnings per common share - basic:
  Earnings per common share - basic               $   0.76       $  0.58
  Pro forma                                           0.72          0.56

Earnings per common share - fully diluted:
  As reported                                         0.75          0.58
  Pro forma                                           0.73          0.56



(4) Comprehensive Income
    --------------------

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

For the three months and six months ended September 30, 2003, the Company's total comprehensive income was $2.7 million and $3.7 million, respectively, compared to $1.6 million and $2.8 million for the three and nine months ended September 30, 2002, respectively.

Total comprehensive income for the three and six months ended September 30, 2003 is comprised of net income of $1.9 million and $3.4 million and other comprehensive gains of $802,000 and $258,000, net of tax effect, respectively. Other comprehensive income for the three months and six months ended September 30, 2003 consists of unrealized securities gain of $802,000 and $258,000, net of tax effect.

Total comprehensive income for the three and six months ended September 30, 2002 is comprised of net income of $1.5 million and $2.6 million and other comprehensive income of $77,000 and $203,000, net of tax effect, respectively. Other comprehensive income for the three months and six months ended September 30, 2002 consists of unrealized securities gains of $77,000 and $203,000, net of tax effect.

(5) Earnings Per Share
    ------------------

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


                                                Three Months Ended
                                                   September 30,
                                          -----------------------------
                                              2003              2002
                                          -----------       -----------

Basic EPS computation:
  Numerator-Net Income                    $ 1,918,000       $ 1,494,000
  Denominator-Weighted average common
   shares outstanding                       4,653,314         4,345,985

Basic EPS                                 $     0. 41       $     0. 34
                                          ===========       ===========

Diluted EPS computation:
  Numerator-Net Income                    $ 1,918,000       $ 1,494,000
  Denominator-Weighted average
   common shares outstanding                4,653,314         4,345,985
  Effect of dilutive stock options             71,671            51,744
  Effect of dilutive MRDP                       3,265            16,591
                                          -----------       -----------

  Weighted average common shares
   and common stock equivalents             4,728,250         4,414,320

Diluted EPS                               $      0.41       $      0.34
                                          ===========       ===========

                                                 Six Months Ended
                                                   September 30,
                                          -----------------------------
                                              2003              2002
                                          -----------       -----------

Basic EPS computation:
  Numerator-Net Income                    $ 3,418,000       $ 2,566,000
  Denominator-Weighted average
   common shares outstanding                4,513,117         4,392,947

Basic EPS                                 $     0. 76       $     0. 58
                                          ===========       ===========

Diluted EPS computation:
  Numerator-Net Income                    $ 3,418,000       $ 2,566,000
  Denominator-Weighted average
   common shares outstanding                4,513,117         4,392,947
  Effect of dilutive stock options             69,675            43,087
  Effect of dilutive MRDP                       3,129            14,323
                                          -----------       -----------

  Weighted average common shares
   and common stock equivalents             4,585,921         4,450,357

Diluted EPS                               $      0.75       $      0.58
                                          ===========       ===========


(6)  Investment Securities
     ---------------------

There were no sales of investment securities classified as held to maturity during the periods ended September 30, 2003, and 2002.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):


                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
September 30, 2003

Trust preferred securities     $  5,000      $   6       $   -     $  5,006
U.S. Treasury securities          4,025          4           -        4,029
Agency securities                 7,002         15           -        7,017
Equity securities                12,700        500           -       13,200
School district bonds             2,563        193           -        2,756
                               --------      -----       -----     --------
                               $ 31,290      $ 718       $   -     $ 32,008
                               ========      =====       =====     ========

March 31, 2003

Trust Preferred                $  5,000      $   -       $ (25)    $  4,975
Equity securities                12,700          -           -       12,700
School district bonds             2,565        186           -        2,751
                               --------      -----       -----     --------
                               $ 20,265      $ 186       $ (25)    $ 20,426
                               ========      =====       =====     ========

Investment securities with an amortized cost of $15.0 million and $12.7 million and a fair value of $15.5 million and $12.7 million at September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Investment securities with an amortized cost of $500,000 and $753,000, and a fair value of $505,000 and $760,000 at
September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for government public funds held by the Community Bank.

The contractual maturities of securities available for sale are as follows (in thousands):

                                          Amortized          Estimated
September 30, 2003                             Cost         Fair Value
                                          ---------         ----------

Due in one year or less                   $  4,025           $  4,029
Due after one year through five years        7,910              7,997
Due after five years through ten years       1,038              1,130
Due after ten years                         18,317             18,852
                                          --------           --------
                                          $ 31,290           $ 32,008
                                          ========           ========


(7)  Mortgage-backed Securities
     --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):


                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------
September 30, 2003

REMICs                            $ 1,802      $  40      $   -      $ 1,842
FHLMC mortgage-backed securities      416          8          -          424
FNMA mortgage-backed securities       581         16          -          597
                                  -------      -----      -----      -------
                                  $ 2,799      $  64      $   -      $ 2,863
                                  =======      =====      =====      =======

March 31, 2003

REMICs                            $ 1,803      $  57      $   -      $ 1,860
FHLMC mortgage-backed securities      589         13          -          602
FNMA mortgage-backed securities       909         32          -          941
                                  -------      -----      -----      -------
                                  $ 3,301      $ 102      $   -      $ 3,403
                                  =======      =====      =====      =======


The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):


                                          Amortized          Estimated
September 30, 2003                             Cost         Fair Value
                                          ---------         ----------

Due in one or less                         $   184            $   188
Due after one year through five years           62                 65
Due after five years through ten years           9                 10
Due after ten years                          2,544              2,600
                                           -------            -------
                                           $ 2,799            $ 2,863
                                           =======            =======


Mortgage-backed securities held to maturity with an amortized cost of $2.0 million and $2.2 million and a fair value of $2.0 million and $2.3 million at September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for governmental public funds held by the Community Bank. Mortgage-backed securities held to maturity with an amortized cost of $358,000 and $385,000 and a fair value of $367,000 and $399,000 at September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no sales of mortgage-backed securities held to maturity during the periods ended September 30, 2003 and 2002.

Mortgage-backed securities available for sale consisted of the following (in thousands):


                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------
September 30, 2003

REMICs                           $  4,046     $  95       $    -    $  4,141
FHLMC mortgage-backed securities    3,784       124            -       3,908
FNMA mortgage-backed securities       545        15            -         560
                                 --------     -----       ------    --------
                                 $  8,375     $ 234       $    -    $  8,609
                                 ========     =====       ======    ========

March 31, 2003

REMICs                           $  6,327     $ 100       $   (6)   $  6,421
FHLMC mortgage-backed securities    5,811       286            -       6,097
FNMA mortgage-backed securities       531        20            -         551
                                 --------     -----       ------    --------
                                 $ 12,669     $ 406       $   (6)   $ 13,069
                                 ========     =====       ======    ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):


                                          Amortized          Estimated
September 30, 2003                             Cost         Fair Value
                                          ---------         ----------
Due in one year or less                    $    78           $    79
Due after one year through five years        4,369             4,503
Due after ten years                          3,928             4,027
                                           $ 8,375           $ 8,609

Expected maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities with an amortized cost of $7.7 million and $11.9 million and a fair value of $7.9 million and $12.2 million at September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $274,000 and a fair value of $283,000 at September 30, 2003 were pledged as collateral for governmental public funds held by the Community Bank. Mortgage-backed securities with an amortized cost of $151,000 and $316,000 and a fair value of $159,000 and $327,000 at September 30, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(8) Loans Receivable
    ----------------

Loans receivable consisted of the following (in thousands):

                                            September 30,       March 31,
                                                2003              2003
                                             ---------          ---------
Residential:
  One- to- four family                       $  49,838          $  58,498
  Multi-family                                   5,615              6,313
Construction:
  One- to- four family                          71,210             70,397
  Multi-family                                   2,100              2,100
  Commercial real estate                         2,075              4,531
Commercial                                      62,849             34,239
Consumer:
  Secured                                       28,726             23,458
  Unsecured                                      1,960              1,334
Land                                            30,891             34,630
Commercial real estate                         155,000            101,672
                                             ---------          ---------
                                               410,264            337,172

Less:
  Undisbursed portion of loans                  32,299             31,222
  Deferred loan fees                             3,092              2,901
  Allowance for loan losses                      5,205              2,739
                                             ---------          ---------
     Loans receivable, net                   $ 369,668          $ 300,310
                                             =========          =========


(9)  Allowance for Loan Losses
     -------------------------

A reconciliation of the allowances for loan losses is as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                     September 30,           September 30,
                                  ------------------     -------------------
                                    2003      2002          2003      2002
                                  --------  --------     --------   --------

Beginning balance                 $  2,793  $  2,748     $  2,739   $  2,537
Provision for losses                     -        82           70        327
Charge-offs                           (227)     (147)        (242)      (184)
Recoveries                              38         6           38          9
Acquisition                          2,639         -        2,639          -
Net change in allowance for
 unfunded loan commitments and
 lines of credit                       (38)        -          (39)         -
                                  --------  --------     --------   --------
Ending balance                    $  5,205  $  2,689     $  5,205   $  2,689
                                  ========  ========     ========   ========


At September 30, 2003 and March 31, 2003, the Company's recorded investment in loans for which impairment has been recognized under the guidance of Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118 was $1.2 million and $323,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $716,000, $1.7 million and $323,000 during the six months ended September 30, 2003, September 30, 2002 and the year ended March 31, 2003 respectively.

(10) Loans held for Sale
     -------------------

The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.


(11) Intangible Assets
     -----------------

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life.
During the quarter ended September 30, 2003, the Company's purchase of Today's Bancorp, Inc. ("Today's Bancorp") resulted in the recording of $9.2 million of goodwill (see note 16 for further details). The Company will review this balance on an annual basis for impairment. The annual test for impairment will be a two-step process. The first step will be to compare the current fair value of Today's with its fair value on the purchase date. If the current fair value exceeds the purchase fair value, goodwill will not be considered to be impaired and the test is completed. If the purchase fair value is greater than the current fair value, the implied value of the goodwill will be analyzed against the carrying value of the goodwill. Any noted impairment losses will be taken at that time.

The Company also has identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSR") that will continue to be amortized. As part of the Today's acquisition, core deposit intangibles increased $820,0000.

Intangible asset balances (excluding MSR) consisted of the following (in thousands):

                                                September 30, 2003
                                     ------------------------------------
                                     Carrying      Accumulated
                                      Amount       Amortization      Net
                                     ---------     -------------    -----

Core deposit intangible               $ 4,088         $ 3,089       $ 999
                                      =======         =======       =====

                                                   March 31, 2003
                                     ------------------------------------
                                     Carrying      Accumulated
                                      Amount       Amortization      Net
                                     ---------     -------------    -----

Core deposit intangible               $ 3,269         $ 2,900       $ 369
                                      =======         =======       =====


                                               Amortization Expense
                                            Quarter Ended September 30,
                                              2003              2002
                                           ----------------------------

Core deposit intangible                      $ 107              $ 81
                                             =====              ====


                                                Amortization Expense
                                                  Six Months Ended
                                                    September 30,
                                              2003              2002
                                            --------------------------

Core deposit intangible                      $ 189             $ 163
                                             =====             =====

The value of the MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in the servicing portfolio are not realized if the loan pays off earlier than anticipated. If loans payoff earlier than anticipated there is no economic benefit because loans in our servicing portfolio do not contain penalty provisions for early payoff.

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

Changes in balance of MSR, net of valuation, were as follows (in thousands):


                                      Three Months Ended September 30,
                                          2003             2002
                                      --------------------------------

Beginning balance                       $  481            $  867
Additions                                   60                95
Amortization                              (165)              (67)
Impairment adjustment                      342              (259)
                                        ------            ------
Total                                   $  718            $  636
                                        ======            ======

Allowance at beginning of period        $  452            $  217
Provision for impairment                  (342)              259
                                        ------            ------
Allowance at end of period              $  110            $  476
                                        ======            ======


                                        Six Months Ended September 30,
                                            2003             2002
                                        -------------------------------

Beginning balance                          $  629           $  912
Additions                                     131              234
Amortization                                 (345)            (127)
Impairment adjustment                         303             (383)
                                           ------           ------
Total                                      $  718           $  636
                                           ======           ======

Allowance at beginning of period           $  413           $   93
Provision for impairment                     (303)             383
                                           ------           ------
Allowance at end of period                 $  110           $  476
                                           ======           ======


Amortization expense for the net carrying amount of intangible assets at September 30, 2003 is estimated to be as follows (in thousands):


                               Fiscal year
                         ----------------------
                         2004            $  399
                         2005               370
                         2006               227
                         2007               190
                         2008               171
                         Beyond
                          5 years           360
                                         ------
                         Total           $1,717
                                         ======

(12) Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                         September 30,     March 31,
                                            2003             2003
                                         ------------      --------

Federal Home Loan Bank advances            $40,000          $40,000
                                           =======          =======

     Weighted average interest rate:          4.87%            5.53%
                                              ====             ====


Borrowings have the following maturities at September 30, 2003 (in thousands):

                     Fiscal Year
                     -----------

                        2003            $      -
                        2004                   -
                        2005                   -
                        2006              15,000
                        2007              20,000
                        2008               5,000
                                        --------
                                        $ 40,000
                                        ========

(13) Shareholders' Equity
     --------------------

Repurchase of Common stock

In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. At September 30, 2003, 81,500 shares had been repurchased at an average cost of $18.53 per share.

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding shares at June 30, 2001. At September 30, 2003, 465,504 shares had been repurchased at an average cost of $12.93 per share. Because the Company is a Washington corporation and the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(14) Recently Issued Accounting Pronouncements
     -----------------------------------------

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard has not had a significant effect on the Company's reported equity.

(15) Commitments and Contingencies
     -----------------------------

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

At September 30, 2003, the Company had commitments to originate fixed ate mortgages of $2.7 million at interest rates ranging from 4.250% to 7.375%. At September 30, 2003 adjustable rate mortgage loan commitments were $2.6 million at an average interest rate of 6.183%. The undisbursed balance of mortgage loans closed was $32.3 million at September 30, 2003. Consumer loan commitments totaled $1.2 million and unused lines of consumer credit totaled $17.5 million at September 30, 2003. Commercial real estate loan commitments totaled $11.3 million and unused lines of commercial real estate credit totaled $16.9 million at September 30, 2003. Commercial loan commitments totaled $440,000 and unused commercial lines of credit totaled $26.4 million at September 30, 2003.

The allowance for unfunded commitments was $213,972 at September 30,  003.

At September 30, 2003, the Company had firm commitments to sell $1.6 million of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Community Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Community Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2003, loans under warranty totaled $121.6 million, which substantially represents the unpaid principal balance of the Community Bank's loans serviced for others portfolio. The Community Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operations, or liquidity.


(16)  ACQUISITION
      -----------

On July 18, 2003 the Company completed the acquisition of Today's Bancorp. Each share of Today's Bancorp was exchanged for 0.826 shares of the Company's common stock, or $13.64 in cash, or combination thereof resulting in the issuance of 430,655 new shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Today's Bancorp were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $9.2 million. The merger of the two community-oriented institutions will give the combined company a stronger presence as a business and retail commercial bank in the growing Vancouver and Clark County market area.

The following unaudited pro forma financials for the three and six months ended September 30, 2003 and 2002 assumes that the Today's Bancorp acquisition occurred as of March 31, 2002, after giving effect to certain adjustments.
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.


                              Pro Forma Financial Information for the
                                 Three Months Ended September 30,
                                    2003             2002
                                 --------------------------------
                                         (in thousands)
Net Interest Income                $ 5,594         $ 5,694
Non-interest Income                  2,055           1,320
Non-interest Expense                 4,888           4,542
                                   -------         -------
Net Income                         $ 2,148         $ 1,552
                                   =======         =======


                              Pro Forma Financial Information for the
                                   Six Months Ended September 30,
                                     2003               2002
                                   ------------------------------
                                          (in thousands)
Net Interest Income                $ 11,157           $ 11,189
Non-interest Income                   3,763              2,777
Non-interest Expense                  9,822              8,966
Net Income                         $  3,636           $  3,068


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report on Form 10-Q contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan delinquency rates, the Company's ability to integrate the acquisition of Today's Bancorp, Inc. and efficiently manage expenses, and changes in federal and state regulation and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The Company has identified three policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis and in
Note 1, Note 6 and Note 8 to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

Moreover, because most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSRs are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects our MSRs to impairment. MSRs impairment is recorded in the amount that the estimated fair value is less than the MSRs carrying value.

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

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. If the cost basis of these securities is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income, net of income taxes, unless the security is deemed other-than-temporary impaired. If the security is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

The Company's underlying principle in determining whether impairment is other-than temporary is an impairment shall be deemed other-than-temporary unless positive evidence indicating that an investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and/or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) our intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.


General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to four- family residential real estate, one- to four- family residential real estate construction, commercial real estate and non-mortgage loans providing financing for business ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, in fiscal year 1998 to 38.29% and 15.32% respectively, at September 30, 2003. During the current quarter, the Company completed the acquisition of Today's Bancorp by merger that had been announced on February 6, 2003. Total gross loans acquired in the acquisition were $87.3 million, consisting of $44.4 million of commercial real estate loans, $35.0 million of commercial loans and $7.9 million of consumer loans. The Company continues to change the composition of its loan portfolio and deposit base as part of its migration to commercial banking, subject to market conditions. The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the resulting financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management, mortgage banking and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its thirteen branches are located in Clark County, the fastest growing county in the State of Washington according to the U.S Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The Company continues to experience growth in the customer usage of the online banking services and its check image services to its customers. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

The Company conducts operations from its home office in Vancouver and thirteen branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (six branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, RAMCORP., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan area, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch and at Cascade Park offers commercial and business banking services. Vancouver is located in Clark County, which is just north of Portland, Oregon.

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


Financial Condition

At September 30, 2003, the Company had total assets of $533.1 million compared with $419.9 million at March 31, 2003. The increase in total assets reflects the acquisition of Today's Bancorp.

At September 30, 2003, the Company had $410.3 million in gross loans, an increase of $73.1 million compared to $337.2 million at March 31, 2003. One- to four- family residential mortgage loans decreased $8.7 million to $49.8 million at September 30, 2003 from $58.5 million at March 31, 2003 as a result of management's plan to sell most of the fixed mortgage loans to the FHLMC and retain the loan servicing of such loans. Commercial loans increased $28.6 million to $62.8 million at September 30, 2003 from $34.2 million at March 31, 2003. The $28.6 million increase reflects the $35.0 million of commercial loans acquired in the Today's Bancorp acquisition. Commercial real estate loans increased $53.3 to $155.0 million at September 30, 2003 from $101.7 million at March 31, 2003. The $53.3 million increase reflects the $44.4 million of commercial real estate loans acquired in the Today's Bancorp acquisition. Commercial real estate construction loans increased $28.6 million to $62.8 million at September 30, 2003 from $34.2 million at March 31, 2003. Land loans decreased $3.7 million to $30.9 million at September 30, 2003 from $34.6 million at March 31, 2003. Loans receivable (Note 8) provides a detailed analysis of the gross loan portfolio at September 30, 2003 as compared to the gross loan portfolio at March 31, 2003. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to four- family residential mortgage loans.

Low interest rates continue to cause high prepayments in the Company's REMICs and mortgage-backed securities portfolio. These high prepayments have accelerated the decrease in the balance of REMICs and mortgage-backed securities. Mortgage-backed Securities (Note 7) provides the balance detail.

The Today's Bancorp acquisition increased the available for sale portfolio market value by $4.0 million in U.S. Treasuries and $2.6 million in agencies.

Deposits totaled $425.5 million at September 30, 2003 compared to $320.7 million at March 31, 2003 an increase of $104.8 million. The acquisition of Today's Bancorp increased deposits by $104.5 million of which $67.4 million were certificates of deposits and $37.1 million were transaction accounts. The Company continues to experience flow of funds out of certificates of deposits and flow of funds into transaction accounts. The year to date total average outstanding balance of checking accounts, Now accounts and money market accounts ("transaction accounts") increased 43.7% to $236.4 million at September 30, 2003, compared to $164.5 million at March 31, 2003. Total average transaction account balances compared to average total deposit balances for the six months ended September 30, 2003 was 65.8% compared to 54.4% for the twelve month period ended March 31, 2003.

FHLB advances totaled $40.0 million at both September 30, 2003 and March 31,
2003.


Capital Resources

Total shareholders' equity increased $8.7 million to $63.2 million at September 30, 2003 compared to $54.5 million at March 31, 2003. The activity in shareholders' equity for the first six months of fiscal year 2004 was $3.4 million in earnings, dividends of $1.3 million, exercise of stock options $220,000, stock repurchased $1.5 million, stock issued in connection with acquisition $7.3 million, earned ESOP shares $224,000, earned MRDP shares of $25,000, MRDP tax benefit $15,000 and $258,000 increase in net unrealized gain on securities available for sale, net of tax benefit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 2003, the Community Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2003, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At September 30, 2003, the Community Bank's tangible, core and risk-based total capital ratios amounted to 9.81%, 9.81%, and 14.0%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's category.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):


                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
As of September 30,
 2003
Total Capital:
(To Risk Weighted
 Assets)           $56,342  14.01%  $32,177     8.0%        $40,221     10.0%
Tier I Capital:
(To Risk Weighted
 Assets)            51,087  12.70     N/A       N/A          24,133      6.0
Core Capital:
(To Total Assets)   51,087   9.81    15,619     3.0          26,032      5.0
Tangible Capital:
(To Tangible
  Assets)           51,087   9.81     7,810     1.5            N/A       N/A


As of March 31, 2003
Total Capital:
(To Risk Weighted
 Assets)           $50,893  15.89%  $25,629     8.0%        $32,037     10.0%
Tier I Capital:
(To Risk Weighted
 Assets)            48,154  15.03     N/A       N/A          19,222      6.0
Core Capital:
(To Total Assets)   48,154  11.66    12,389     3.0          20,649      5.0
Tangible Capital:
(To Tangible
 Assets)            48,154  11.66     6,195     1.5           N/A        N/A

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at September 30, 2003 (in thousands):

Equity                                    $61,990
Net unrealized gain on securities
 available for sale, net of tax              (628)
Goodwill                                   (9,204)
Core deposit intangible asset                (999)
Deferred tax and servicing asset              (72)
                                          -------
     Tangible capital                      51,087
45% of unrealized gain on AFS equities        225
General valuation allowance                 5,205
Allowance excess                             (175)
                                          -------
     Total capital                        $56,342
                                          =======

Liquidity

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings associations, citing the requirement as unnecessary effective July 18, 2001. In light of this action, the OTS repealed its liquidity regulations, with some exceptions. These exceptions provide that savings associations must continue to maintain sufficient liquidity to ensure safe and sound operation and the appropriate level of liquidity will vary depending on the activities in which the savings association engages. Management does not believe this rule change has had any adverse impact on the Community Bank's operations.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Community Bank. Dividends and other capital distributions from the Community Bank are subject to regulatory restrictions.

Cash, including interest-earning overnight investments, was $84.6 million at September 30, 2003 compared to $60.8 million at March 31, 2003. The $23.8 million increase in interest-earning overnight investments is attributable to the increase liquidity caused by the high level of prepayment experienced in the Company's mortgage loan portfolio and mortgage-backed securities portfolio. Investment securities and mortgage-backed securities available for sale at September 30, 2003 were $32.0 million and $8.6 million, respectively, compared to $20.4 million and $13.1 million, respectively, at March 31, 2003. See "Financial Condition."


Asset Quality

The allowance for loan losses was $5.2 million at September 30, 2003, compared to $2.7 million at March 31, 2003. Management believes the allowance for loan losses at September 30, 2003 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends, industry data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one- to four- family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $2.9 million, or 0.55% of total assets at September 30, 2003 compared with $748,000, or 0.18% of total assets at March 31, 2003. The $1.6 million balance of non-accrual loans is composed of one land loan totaling $400,000, three commercial real estate loans totaling $332,000 and eight commercial loans totaling $863,000. The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                         September 30,         March 31,
                                            2003                 2003
                                         -------------         ---------
                                             (Dollars in thousands)
Loans accounted for on
 a non-accrual basis:
Real Estate
  Residential                             $      -             $    301
  Commercial                                   332                    -
Land                                           400                    -
Commercial                                     863                    -
Consumer                                         -                   22
                                          --------             --------
     Total                                   1,595                  323
                                          --------             --------

Accruing loans which are
 contractually past due 90 days
 or more                                       265                    -
                                          --------             --------

Total of non-accrual and 90 days
 past due loans                              1,860                  323
                                          --------             --------

Real estate owned (net)                      1,077                  425
                                          --------             --------
     Total non-performing assets          $  2,937             $    748
                                          ========             ========

Total loans delinquent 90 days
 or more to net loans                         0.50%                0.11%

Total loans delinquent 90 days
 or more to total assets                      0.35                 0.08

Total non-performing assets to
 total assets                                 0.55                 0.18



        Comparison of Operating Results for the Three Months Ended
                      September 30, 2003 and 2002

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

Net income for the three months ended September 30, 2003 was $1.9 million, or $0.41 per basic share ($0.41 per diluted share) compared to net income of $1.5 million, or $0.34 per basic share ($0.34 per diluted share) for the same period in fiscal 2003. Net interest income increased $702,000, or 14.9%, to $5.4 million for the current quarter as compared to $4.7 million during the same prior year period. Non-interest income includes a $342,000 write-up to market value of mortgage servicing reflecting the reduction experienced in prepayments for the second quarter of fiscal year 2004 compared to a $259,000 write down in market value of mortgage servicing in the same prior year period.

The increase in net interest income was the result of the increased volume of earning-assets primarily due to the increase in non-mortgage loans. The increased volume of interest-bearing liabilities partially offset this increase in net interest income. The impact of the lower interest rates was similar for both the interest-earning assets and interest-bearing liabilities. The total quarterly average outstanding balance of transaction accounts increased $79.7 million, or 43.9%, to $261.4 million at September 30, 2003, compared to $181.7 million at September 30, 2002. The quarterly average outstanding balance of certificates of deposit increased 27.0% to $146.3 million from $115.7 million at September 30, 2003 and September 30, 2002, respectively, reflecting the Today's Bancorp acquisition. The payoff of FHLB advances in the third quarter of fiscal year 2003 also contributed to the increase of net interest income.

Net interest income increased $753,000 as a result of the change in volume of average interest-earning assets and liabilities for the three months in fiscal 2004 compared to the same fiscal 2003 period. The change in interest rates for this same period of comparison decreased net interest income $43,000. The interest rate spread on a tax equivalent basis decreased from 4.58% for the three month period ended September 30, 2002 to 4.35% for the three month period ended September 30, 2003. The net interest margin decreased to 4.65% during the second quarter ended September 30, 2003 from 5.09% for the second quarter ended September 30, 2002.

Interest income for the three months ended September 30, 2003 was $7.2 million, an increase of $417,000, or 6.12% from the $6.8 million interest income for the same period in the prior fiscal year. The yield on interest-earning assets for the second quarter of fiscal year 2004 was 6.21% compared to 6.54% for the same three month period in fiscal year 2003. The lower second quarter fiscal 2004 yield reflects the lower interest rate environment. The higher interest income in the second quarter of fiscal year 2004 as compared to the same period in fiscal year 2003 reflects the increase in the balance of interest-earning assets.

Average interest-earning assets increased to $469.1 million for the three months ended September 30, 2003 from $372.8 million for the three months ended September 30, 2002. The increase in the average quarterly balance of interest-earning assets consisted of decreases in mortgage loans and mortgage-backed securities offset by increases in non-mortgage loans, daily interest bearing investments and investment securities. Interest income increased $1.1 million as a result of the increase in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2003 period.

Interest expense decreased $285,000, or 13.5%, to $1.8 million for the three months ended September 30, 2003 as compared to $2.1 million for the three months ended September 30, 2002. The cost of average interest-bearing liabilities for the second quarter of year 2004 was 1.86% compared to 2.76% for the same three month period in fiscal year 2003. The lower interest expense for the three-month period ended September 30, 2003 is the result of the previously mentioned change in the deposit mix, lower interest rates as well as the reduction of FHLB borrowings in the third quarter of fiscal year 2003 compared to the same period in the prior year. Average interest-bearing liabilities increased to $393.4 million at September 30, 2003, from $303.8 million for the second quarter ended September 30, 2002. The interest expense impact of the $89.6 million increase in average interest-earning liabilities of $318,000 was more than offset by the $1.1 million interest income impact of the $96.3 million increase in average interest-bearing assets. The increase in the average balance of interest-bearing liabilities was the result of an increase in the average balances of certificates of deposit and growth in transaction accounts partially offset by a decrease in FHLB borrowings.
Growth in NOW accounts was used to repay $25.0 million in FHLB borrowings in the third quarter of fiscal 2003.

The change in interest rates between the periods resulted in a $43,000 decrease in net interest income. This quarterly comparison of the impact of the changes in interest rates illustrates how similar the asset sensitivity and liability sensitivity impact is on the balance sheet for this period of comparison. The decrease in interest rates increased net interest income as a result of repricing the liabilities, especially money market accounts, certificates of deposit and FHLB borrowings which was similar to the impact of the repricing of loans and securities. Floors (minimum interest rates) and fixed rates in the loans and securities helped to reduce the interest rate sensitivity of the assets.

The provision for loan losses for the three-month period ended September 30, 2003 was zero compared to $82,000 for the same period in the prior year.
There was $189,000 in net charge-offs during the three months ended September 30, 2003 compared to $141,000 in net charge-offs for the three months ended September 30, 2002. The lower loan loss provision in the second quarter of fiscal year 2004 reflects the change in mix of classified loans resulting from the improvement in loan grades on a particular borrower at September 30, 2003 as compared to September 30, 2002. There were no significant changes in estimation, assumptions or reallocations of allowance for the three months ended September 30, 2003 and 2002. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at September 30, 2003 is believed to be adequate for the losses inherent in the loan portfolio.

The 62.1% increase in non-interest income to $2.0 million for the quarter ended September 30, 2003 compared to $1.3 million for the quarter ended September 30, 2002, reflects increased fee income from deposit service charges, mortgage broker fees, asset management fees, gains on sale of loans held for sale and a write up to market value of mortgage servicing rights assets. The recent increase in long-term interest rates environment has decreased prepayment on residential mortgages, which has lengthened the duration on mortgage servicing rights assets. In the second quarter of fiscal year 2004 mortgage servicing rights were written up to market value with a $342,000 credit to non-interest income as compared to a $259,000 impairment charge to non-interest income for the same period in the prior year.

Non-interest expense increased $861,000 to $4.6 million for the three months ended September 30, 2003 from $3.7 million for the three months ended September 30, 2002. Non-capitalizable costs resulting from the Company's merger with Today's Bancorp were not material to the Company in the second quarter of fiscal year 2004. Salaries and employee benefits increased $465,000 to $2.5 million for the quarter ended September 30, 2003 from the same quarter in the prior year. There were 35 more full-time equivalent employees during the fiscal year 2004 second quarter over the fiscal year 2003 second quarter. The increase in full-time equivalents reflects the Today's Bancorp acquisition and expansion in the Company's ability to provide loans. The second quarter of fiscal year 2004 salaries and employee benefits also reflect the increases in mortgage broker commissions when compared to the same period in the prior year.

The provision for federal income taxes for the second quarter of fiscal year 2004 was $958,000, resulting in an effective tax rate of 33.3%, compared to $674,000 and 31.1% for the same quarter of fiscal year 2003. The 2.2% increase in the effective tax rate for three months ended September 30, 2003 is primarily attributable to the impact of the ESOP market value adjustment and reduced tax exempt income.


           Comparison of Operating Results for the Six Months Ended
                      September 30, 2003 and 2002

Net income for the six months ended September 30, 2003 was $3.4 million, or $0.76 per basic share ($0.75 per diluted share) compared to net income of $2.6 million, or $0.58 per basic share ($0.58 per diluted share), for the same period in fiscal year 2003. Net interest income increased $1.2 million to $10.0 million for the six months ended September 30, 2003, compared to $8.8 million for the six months ended September 30, 2002. Non-interest income includes a $303,000 market write up and a $383,000 market write down for mortgage servicing rights for the first six months of fiscal year 2004 and 2003, respectively.

The increase in net interest income was the result of the increased volume of earning-assets primarily due to the increase in non-mortgage loans. The increased volume of interest-bearing liabilities partially offset this increase in net interest income. The impact of the lower interest rates had more of an impact in reducing the expense of interest-bearing liabilities as compared to reducing interest income from interest-earning assets. The total six month average outstanding balance for transaction accounts increased 35.7% to $236.4 million at September 30, 2003, compared to $174.2 million at September 30, 2002. The six month average outstanding balance for certificates of deposit increased 7.3% to $122.7 million from $114.3 million, respectively, at September 30, 2003 and September 30, 2002. The increase in the average balance of certificates of deposit reflects the acquisition of Today's Bancorp $67.4 million balance of certificates of deposit. The payoff of FHLB advances also contributed to the increase of net interest income.

Average interest-earning assets increased to $423.9 million for the six months ended September 30, 2003 from $379.5 million for the six months ended September 30, 2002. The increase in the six month average balance of interest-earning assets consisted of decreases in mortgage loans and mortgage-backed securities offset by increases in non-mortgage loans, daily interest bearing investments and investment securities. Interest income increased $953,000 as a result of the increase in the current six month volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2003 period.

The change in interest rates decreased net interest income $190,000 in the current period as compared to the same fiscal 2003 period. The interest rate spread increased from 4.13% for the six month period in fiscal year 2003 to 4.37% for the six month period in fiscal year 2004. The net interest margin increased to 4.76% during the six month period ended September 30, 2003 from 4.69% for the six month period ended September 30, 2002. The increased margin is the result of the change in the balance sheet mix of assets and liabilities that more than offset the more rapid repricing in interest-bearing liabilities as compared to interest earning assets.

Interest income for the six months ended September 30, 2003 was $13.4 million, a decrease of $232,000, or 1.7%, from $13.6 million for the same period in 2002. Yield on interest-earning assets for the first six months of the fiscal year 2004 was 6.32% compared to 7.23% for the same six month period in fiscal year 2003. The lower fiscal year 2004 yield on interest-earning assets reflects the lower interest rate environment in the current period as compared to the same period a year ago. The lower interest income for the six month period ended September 30, 2003 as compared to the same period in the prior year resulted from lower interest rates of interest-earning assets more than offsetting increased balances.

Interest expense for the six months ended September 30, 2003 was $3.3 million, a decrease of $1.5 million, or 31.1% from $4.8 million for the same period in 2002. The cost of interest-bearing liabilities for the first six months of fiscal year 2004 was 1.95% compared to 3.10% for the first six months of fiscal year 2003. The decreased interest expense reflects the change in mix of liabilities and the reduced interest rate environment when the current six month period is compared to the same period a year ago. The balance sheet mix of liabilities continues to have growth in transaction accounts and a resulting a lower cost of funds. Transaction accounts total six month average outstanding balance increased 29.9% to $177.7 million at September 30, 2003, compared to $136.8 million at September 30, 2002. The six month average outstanding balance for certificates of deposit increased 7.3% to $122.7 million at September 30, 2003 from $114.3 million at September 30, 2002 primarily as result of the Today's Bancorp acquisition. A decrease in long-term mortgage interest rates during the first six months of fiscal year 2004 has led to higher prepayment rates on both the mortgage loan portfolio and the mortgage-backed securities portfolio. The resultant increase in payments has reduced the Community Bank's utilization of FHLB advances, which has contributed to the reduction in interest expense.

The provision for loan losses was $70,000 and net charge-offs was $204,000 during the six months ended September 30, 2003 compared to a $327,000 provision for loan losses and net charge-offs of $175,000 during the six months ended September 30, 2002. The ratio of allowance for loan losses to period end net loans at September 30, 2003, increased to 1.38% from 0.90% at both September 30, 2002 and March 31, 2003. The Today's Bancorp acquisition was the primary reason for the increase in the allowance. Today's Bancorp had an allowance for loan losses of $2.6 million which reflected it's higher risk commercial loans. The ratio of total non-performing assets to total assets increased from 0.46% at September 30, 2002 and 0.18% at March 31, 2003 to 0.55% at September 30, 2003. Non-accrual loans decreased from $1.7 million at September 30, 2002 to $1.6 million at September 30, 2003. The decrease reflects decreased non-accrual loan balances in residential real estate and consumer partially offset by increased non-accrual loan balances in commercial, commercial real estate land and land. Real estate owned increased from $93,000 at September 30, 2002 to $1.1 million at September 30, 2003. The increase reflects the addition of four properties consisting of a single family, land development, land and single family construction loans. The lower loan loss provision in the first six months of fiscal year 2004 reflects the change in mix in classified loans resulting from the improvement in loan grades on a particular borrower at September 30, 2003 as compared to September 30, 2002. There were no significant changes in estimation, assumptions or reallocations of the allowance for the six months ended September 30, 2003 and 2002, respectively. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at September 30, 2003 is believed to be adequate for the losses inherent in the loan portfolio.

Non-interest income increased $991,000 or 37.0% to $3.7 million for the six months ended September 30, 2003, compared to $2.7 million for the same period in 2002. In the first six months of fiscal year 2004, mortgage servicing rights were written up to market value with a $303,000 credit to non-interest income as compared to a $383,000 impairment charge to non-interest income for the same period in the prior year. Increased non-interest income is the result of service charge income, trust fee income, fees from ATMs, brokered loan fees and mortgage service right write up partially offset by the lower gains on loans sales.

Non-interest expense increased $1.1 million, or 14.9%, to $8.5 million for the six months ended September 30, 2003 from $7.4 million for the six months ended September 30, 2002. The $1.1 million increase reflects the addition of eight full-time equivalent employees, increased mortgage broker commissions, increased occupancy expenses, data processing cost and marketing costs which are required to continue to provide local personal service. Full time equivalent employees increased to 178 at September 30, 2003 compared to 143 at September 30, 2002. The increase in full-time equivalents reflects the Today's Bancorp acquisition and expansion in the Company's ability to provide loans. The fiscal year 2004 salaries and employee benefits also reflect the increases in mortgage broker commissions when compared to the same period in the prior year. Salaries and employee benefits increased $680,000 to $4.7 million for the six months ended September 30, 2003 as compared to $4.1 million for the same period in 2002.

The provision for federal income taxes for the six months ended September 30, 2003 was $1.7 million resulting in an effective tax rate of 33.2%, compared to $1.1 million and 30.6% for the same period a year ago. The 2.6% increase in the effective tax rate for six months ended September 30, 2003 is primarily attributable to the impact of the ESOP market value adjustment and reduced tax exempt income.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of Directors of acceptable changes in net interest income, and the portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analysis to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in our business plan without exceeding losses in net interest income and net portfolio value limits set forth in our interest rate risk policy.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


ITEM 4. Controls and Procedures


     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-
15(e) and 15d   15(e) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Riverview Bancorp, Inc. held its annual meeting of shareholders on July 16, 2003. A brief description of each matter voted on and the results of the shareholder voting are set forth below.

     1. The election of two directors
        set forth below:

                                    For            Against
                                ---------         ---------
        Robert K. Leick         3,452,136          126,467
        Gary R. Douglass        3,568,688            9,915



                                    For             Against
                                ---------         ---------

    2. Approval of the 2003
       Stock Option Plan        3,310,695           214,921


Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors:
Patrick Sheaffer, Ronald A. Wysaske, Edward R. Geiger, Michael D. Allen, Paul
L. Runyan



Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)   Exhibits:

          3.1       Articles of Incorporation of the Registrant(1)
          3.2       Bylaws of the Registrant(1)
          4         Form of Certificate of Common Stock of the Registrant(1)
          10.1      Employment Agreement with Patrick Sheaffer(2)
          10.2      Employment Agreement with Ronald A. Wysaske(2)
          10.3      Severance Agreement with Michael C. Yount(2)
          10.4      Severance Agreement with Karen Nelson(2)
          10.5      Severance Agreement with John A. Karas(3)
          10.6      Employee Severance Compensation Plan(2)
          10.7      Employee Stock Ownership Plan(4)
          10.8      Management Recognition and Development Plan(5)
          10.9      1998 Stock Option Plan(5)
          10.10     1993 Stock Option and Incentive Plan(5)
          10.11     2003 Stock Option Plan (6)
          21        Subsidiaries of Registrant(4)
          31.1      Certifications of the Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
          31.2      Certifications of the Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
          32        Certifications of  Section 906 of the Sarbanes-Oxley Act

       (b) Reports on Form 8-K: Forms 8-K and 8-K/A were filed on July 28 and September 12, 2003, respectively announcing the acquisition of Today's Bancorp. The 8-K/A included pro forma financial information and incorporated Today's Bancorp December 31, 2002 and 2001 audited financial information.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement for the 2003 Annual Meeting of Shareholders, and incorporated herein by reference.

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   RIVERVIEW BANCORP, INC.


DATE: November 5, 2003        BY: /S/ Patrick Sheaffer
                                  Patrick Sheaffer
                                  President and Chief Executive Officer


DATE: November 5, 2003        BY: /S/ Ronald Wysaske
                                  Ronald Wysaske
                                  Executive Vice President/Treasurer

                                EXHIBIT 31.1

      Certification of the Chief Executive Officer Pursuant to Section 302
                          of the Sarbanes-Oxley Act

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


Date:  November 5, 2003         /S/ Patrick Sheaffer
                                    Patrick Sheaffer
                                    President and Chief Executive Officer

                               EXHIBIT 31.2

    Certification of the Chief Financial Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act

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

Date:  November 5, 2003        /S/ Ronald Wysaske
                                   Ronald Wysaske
                                   Chief Financial Officer

                                   EXHIBIT 32

         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                           RIVERVIEW BANCORP, INC.
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this quarterly report on Form 10-Q that:

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


Dated: November 5, 2003