Form 10-Q
period 2003-12-31
RIVERVIEW BANCORP INC
filed 2004-02-02
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------         THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2003

                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

                      Commission File Number: 0-22957

                          RIVERVIEW BANCORP, INC.
           (Exact name of registrant as specified in its charter)

Washington                                     91-1838969
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

900 Washington, Suite 900 Vancouver, WA        98660
(Address of principal executive offices)      (Zip Code)

                                  (360)693-6650
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No     .
                                       -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X  .
                                                -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 4,772,911 shares outstanding as of January 15, 2004.

                                  Form 10-Q

                     RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                    INDEX

Part I.  Financial Information                                       Page
         ---------------------                                       ----

Item 1: Financial Statements (Unaudited)

       Consolidated Balance Sheets
       as of December 31, 2003 and March 31, 2003                     1

       Consolidated Statements of Income: Three and Nine
       Months Ended December 31, 2003 and 2002                        2

       Consolidated Statements of Shareholders' Equity
       for the Year Ended March 31, 2003 and the
       Nine Months Ended December 31, 2003                            3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended December 31, 2003 and 2002                   4

       Notes to Consolidated Financial Statements                  5-16

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               16-29

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                        29-30

 Item 4: Controls and Procedures                                     30


Part II. Other Information                                        31-32
         -----------------

SIGNATURES                                                           33

Part I. Financial Information
Item I. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND MARCH 31, 2003


                                                   DECEMBER 31,   MARCH 31,
(In thousands, except share data) (Unaudited)          2003          2003
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $22,485 and $42,464)                               $ 44,778       $ 60,858
Loans held for sale                                      423          1,501
Investment securities available for sale, at fair
 value (amortized cost of $37,269 and $20,265)        37,051         20,426
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,739 and $3,403)      2,667          3,301
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $11,285 and $12,669)   11,464         13,069
Loans receivable (net of allowance for loan losses
 of $4,885 and $2,739)                               372,136        300,310
Real estate owned                                        868            425
Prepaid expenses and other assets                      3,859            854
Accrued interest receivable                            1,851          1,492
Federal Home Loan Bank stock, at cost                  5,986          5,646
Premises and equipment, net                           10,164          9,703
Deferred income taxes, net                             3,031          1,321
Mortgage servicing rights, net                           668            629
Goodwill                                               9,214              -
Core deposit intangible, net                             879            369
Bank-owned life insurance                              9,002              -
                                                    --------       --------

TOTAL ASSETS                                        $514,041       $419,904
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                    $405,553       $320,742
Accrued expenses and other liabilities                 4,565          4,364
Advance payments by borrowers for taxes and
 insurance                                               108            287
Federal Home Loan Bank advances                       40,000         40,000
                                                    --------       --------
Total liabilities                                    450,226        365,393

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                  -              -
Common stock, $.01 par value; 50,000,000
 authorized
December 31, 2003 - 4,954,479 issued,
 4,727,911 outstanding
March 31, 2003 - 4,585,543 issued, 4,358,704
 outstanding                                              50             46
Additional paid-in capital                            40,038         33,525
Retained earnings                                     25,402         22,389
Unearned shares issued to employee stock
 ownership trust                                      (1,649)        (1,804)
Unearned shares held by the management recognition
 and development plan                                      -            (15)
Accumulated other comprehensive (loss) income            (26)           370
                                                    --------       --------
     Total shareholders' equity                       63,815         54,511
                                                    --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $514,041       $419,904
                                                    ========       ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended    Nine Months Ended
(In thousands, except share data)        December 31,         December 31,
         (Unaudited)                   2003       2002      2003       2002
------------------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans
   receivable                        $ 6,673    $ 5,869   $ 19,069   $ 17,842
  Interest on investment securities      146         74        301        132
  Interest on mortgage-backed
   securities                            143        236        478      1,052
  Other interest and dividends           229        315        701      1,058
                                     -------    -------   --------   --------
     Total interest income             7,191      6,494     20,549     20,084
                                     -------    -------   --------   --------

INTEREST EXPENSE:
  Interest on deposits                 1,230      1,293      3,564      4,348
  Interest on borrowings                 499        642      1,491      2,418
                                     -------    -------   --------   --------
     Total interest expense            1,729      1,935      5,055      6,766
                                     -------    -------   --------   --------
     Net interest income               5,462      4,559     15,494     13,318
  Less provision for loan losses           -        190         70        517
                                     -------    -------   --------   --------
     Net interest income after
      provision for loan losses        5,462      4,369     15,424     12,801
                                     -------    -------   --------   --------

NON-INTEREST INCOME:
  Fees and service charges               954      1,221      3,372      3,183
  Asset management services              229        179        666        549
  Gain on sale of loans held for
   sale                                  198        494        789      1,108
  Gain on sale of securities               -        162          -        162
  Gain on sale of other real estate
   owned                                   1         13         49         42
  Loan servicing income (expense)         (2)       (97)       149       (438)
  Other                                   39         22         59         62
                                     -------    -------   --------   --------
     Total non-interest income         1,419      1,994      5,084      4,668
                                     -------    -------   --------   --------

NON-INTEREST EXPENSE:
  Salaries and employee benefits       2,575      2,095      7,324      6,164
  Occupancy and depreciation             782        619      2,137      1,853
  Data processing                        233        197        675        614
  Amortization of core deposit
   intangible                            121         82        310        245
  Marketing expense                      183         92        696        502
  FDIC insurance premium                  24         13         49         35
  State and local taxes                  110         94        317        285
  Telecommunications                      64         59        185        157
  Professional fees                      147        105        341        310
  Other                                  331        339      1,049        939
                                     -------    -------   --------   --------
     Total non-interest expense        4,570      3,695     13,083     11,104
                                     -------    -------   --------   --------

INCOME BEFORE FEDERAL INCOME TAXES     2,311      2,668      7,425      6,365

PROVISION FOR FEDERAL INCOME TAXES       772        896      2,468      2,027
                                     -------    -------   --------   --------

NET INCOME                           $ 1,539    $ 1,772   $  4,957   $  4,338
                                     =======    =======   ========   ========

Earnings per common share:
  Basic                              $  0.32    $  0.41   $   1.08   $   0.99
  Diluted                               0.32       0.40       1.06       0.98


Weighted average number of shares
 outstanding:
  Basic                            4,757,750  4,331,305  4,594,958  4,372,325
  Diluted                          4,844,247  4,382,873  4,673,038  4,428,332
Cash dividends per common share      $ 0.140    $ 0.125    $ 0.420   $  0.375

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2003
AND THE NINE MONTHS ENDED DECEMBER 31, 2003
(Unaudited)

                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------

Balance, April 1, 2002      4,458,456  $ 47  $ 35,725  $ 20,208  $ (2,010)  $   (218)  $   (75)  $ 53,677

 Cash dividends                     -     -         -    (2,178)        -          -         -     (2,178)
 Exercise of stock options     46,577     -       417         -         -          -         -        417
 Stock repurchased and
  retired                    (196,100)   (1)   (2,881)        -         -          -         -     (2,882)
 Earned ESOP shares            24,633     -       166         -       206          -         -        372
 Tax benefit associated
  with MRDP                         -     -        98         -         -          -         -         98
 Earned MRDP shares            25,138     -         -         -         -        203         -        203
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,358,704    46    33,525    18,030    (1,804)       (15)      (75)    49,707

Comprehensive income
 Net Income                         -     -         -     4,359         -          -         -      4,359
 Other Comprehensive Income:
  Unrealized holding gain on
  securities of $966 (net of
  $498 tax effect) less re-
  classification adjustment
  for net losses included in
  net income of $1,411 ( net
  of $727 tax effect)               -     -         -         -         -          -       445        445
                                                                                                 --------
Total comprehensive income          -     -         -         -         -          -         -      4,804
                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance, March 31, 2003     4,358,704    46    33,525    22,389    (1,804)       (15)      370     54,511

 Cash dividends                     -     -         -   ( 1,944)        -          -         -     (1,944)
 Exercise of stock options     35,281     -       422         -         -          -         -        422
 Stock repurchased and
  retired                     (81,500)   (1)   (1,509)        -         -          -         -     (1,510)
 Stock issued in connection
  with acquisition (Note 15)  430,655     5     7,343         -         -          -         -      7,348
 Earned ESOP shares            24,633     -       198         -       155          -         -        353
 Tax benefit associated
  with MRDP                         -     -        59         -         -          -         -         59
 Earned MRDP shares             5,138     -         -         -         -         15         -         15
                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,772,911    50    40,038    20,445    (1,649)         -       370     59,254

Comprehensive income
 Net Income                         -     -         -     4,957         -          -         -      4,957
 Other Comprehensive Income:
  Unrealized holding loss on
  securities of $396 (net of
  $204 tax effect)                  -     -         -         -         -          -      (396)      (396)
                                                                                                 --------
Total comprehensive income          -     -         -         -         -          -         -      4,561
                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance, December 31, 2003  4,772,911  $ 50  $ 40,038  $ 25,402  $ (1,649)  $      -   $   (26)  $ 63,815

See notes to consolidated financial statements.



RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands)      (Unaudited)                         2003          2002
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    4,957    $    4,338
Adjustments to reconcile net income to cash
 provided by operating activities:
Depreciation and amortization                            1,641         1,312
Mortgage servicing rights impairment                      (304)          491
Provision for losses on loans                               70           517
Origination of loans held for sale                     (43,706)      (38,177)
Proceeds from sales of loans held for sale              44,888        38,810
Provision (credit) for deferred income taxes               237          (161)
Noncash expense related to ESOP benefit                    353           271
Noncash expense related to MRDP benefit                     15           194
Decrease in deferred loan origination fees, net
 of amortization                                           669           536
Federal Home Loan Bank stock dividend                     (182)         (246)
Net gain on sale of loans, real estate owned and
 premises and equipment                                   (699)       (1,119)
Changes in assets and liabilities:
Increase in prepaid expenses and other assets           (2,949)         (225)
Decrease in accrued interest receivable                    195           297
Decrease in accrued expenses and other liabilities        (815)          (36)
                                                     ---------     ---------
Net cash provided by operating activities                4,370         6,802
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations                                     (232,828)     (189,503)
Principal repayments on loans                          245,679       168,538
Principal repayments on mortgage-backed securities
 held to maturity                                          632           865
Principal repayments on mortgage-backed securities
 available for sale                                      6,823        18,183
Purchase of mortgage-backed securities available
 for sale                                               (4,937)            -
Purchase of investment securities available for sale   (11,000)       (5,000)
Proceeds from call or maturity of investment
 securities available for sale                             250         1,356
Purchase of premises, equipment and other                 (380)         (120)
Acquisition, net of cash received                        7,206             -
Purchase of first mortgage or improvement to REO          (159)            -
Purchase bank-owned life insurance                      (9,000)            -
Proceeds from sale of real estate                          654         1,456
                                                     ---------     ---------
Net cash provided by (used in) investing activities      2,940        (4,225)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts            (20,302)       54,698
Dividends paid                                          (1,821)       (1,584)
Repurchase of common stock                              (1,510)       (2,599)
Proceeds from Federal Home Loan Bank advances                -         5,000
Repayment of Federal Home Loan Bank advances                 -       (29,500)
Net decrease in advance payments by borrowers             (179)         (135)

Proceeds from exercise of stock options                    422            31
                                                     ---------     ---------
Net cash (used in) provided by financing activities    (23,390)       25,911
                                                     ---------     ---------

NET (DECREASE) INCREASE IN CASH                        (16,080)       28,488
CASH, BEGINNING OF PERIOD                               60,858        22,492
                                                     ---------     ---------
CASH, END OF PERIOD                                  $  44,778     $  50,980
                                                     =========     =========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest                                             $   5,158     $   6,972
Income taxes                                             2,170         1,912

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned               $     688     $  1,527
Dividends declared and accrued in other liabilities        668          539
Fair value adjustment to securities available for sale    (599)        (932)
Income tax effect related to fair value adjustment         204          317
Common stock issued upon business combination            7,347            -

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Principles of Consolidation
    ---------------------------

The accompanying unaudited consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all the accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Community Bank"), and the Community Bank's majority-owned subsidiary Riverview Asset Management Corporation ("RAM CORP.") and wholly-owned subsidiary Riverview Services, Inc. All references to the Company herein include the Community Bank where applicable. All inter-company balances and transactions have been eliminated upon consolidation.

(3) Stock Based Compensation
    ------------------------

In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123, was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method consistent with Statement No. 123 for all periods presented, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                            Three Months Ended
                                                December 31,
                                        --------------------------
                                            2003            2002
                                        -----------    -----------
Net income
  As reported                           $ 1,539,000    $ 1,772,000
  Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects       (16,542)       (23,890)
                                        -----------     -----------

  Pro forma                             $ 1,522,458    $ 1,748,110
                                        ===========    ===========

Earnings per common share - basic:
  As reported                           $      0.32    $      0.41
  Pro forma                                    0.32           0.40

Earnings per common share - fully
 diluted:
  As reported                                  0.32           0.40
  Pro forma                                    0.32           0.40


                                            Nine Months Ended
                                               December 31,
                                        --------------------------
                                            2003            2002
                                        -----------    -----------
Net income
  As reported                           $ 4,957,000    $ 4,338,000
  Deduct: Total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects       (49,626)       (71,670)
                                        -----------    -----------

Pro forma                               $ 4,907,374    $ 4,266,330
                                        ===========    ===========

Earnings per common share - basic:
  As reported                           $      1.08    $      0.99
  Pro forma                                    1.07           0.98

Earnings per common share - fully
 diluted:
  As reported                                  1.06            0.98
  Pro forma                                    1.05            0.97

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

For the three and nine months ended December 31, 2003, the Company's total comprehensive income was $885,000 and $4.6 million, respectively, compared to $954,000 and $3.7 million for the three and nine months ended December 31, 2002, respectively.

Total comprehensive income for the three and nine months ended December 31, 2003 is comprised of net income of $1.5 million and $5.0 million and other comprehensive losses of $654,000 and $396,000, net of tax effect, respectively. Other comprehensive income for the three months and nine months ended December 31, 2003 consists of unrealized securities losses of $654,000 and $396,000, net of tax effect.

Total comprehensive income for the three and nine months ended December 31, 2002 is comprised of net income of $1.8 million and $4.3 million and other comprehensive loss of $818,000 and $615,000, net of tax effect, respectively. Other comprehensive income for the three and nine months ended December 31, 2002, consists of unrealized securities loss of $711,000 and $508,000, net of tax effect, respectively, less gain on securities available for sale included in non-interest income of $107,000 for both periods, net of tax effect.

(5) Earnings Per Share
    ------------------

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period, without considering the effect of any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. Employee Stock Ownership Plan ("ESOP") shares are not considered outstanding for EPS purposes until they are committed to be released.

                                           Three Months Ended
                                               December 31,
                                       --------------------------
                                           2003          2002
                                       -----------    -----------
Basic EPS computation:
  Numerator-Net Income                 $ 1,539,000    $ 1,772,000
  Denominator-Weighted average common
   shares outstanding                    4,757,750      4,322,832

Basic EPS                              $     0. 32    $      0.41
                                       ===========    ===========

Diluted EPS computation:
  Numerator-Net Income                 $ 1,539,000    $ 1,772,000
  Denominator-Weighted average
   common shares outstanding             4,757,750      4,331,305
  Effect of dilutive stock options          86,497         49,383
  Effect of dilutive MRDP                        -          2,185
                                       -----------    -----------

Weighted average common shares and
 common stock equivalents                4,844,247      4,382,873

Diluted EPS                            $      0.32    $      0.40
                                       ===========    ===========


                                            Nine Months Ended
                                               December 31,
                                       --------------------------
                                           2003          2002
                                       -----------    -----------
Basic EPS computation:
  Numerator-Net Income                 $ 4,957,000    $ 4,338,000
  Denominator-Weighted average
   common shares outstanding             4,594,958      4,372,325

Basic EPS                              $      1.08    $     0. 99
                                       ===========    ===========

Diluted EPS computation:
  Numerator-Net Income                 $ 4,957,000    $ 4,338,000
  Denominator-Weighted average
   common shares outstanding             4,594,958      4,372,325
  Effect of dilutive stock options          75,260         43,579
  Effect of dilutive MRDP                    2,820         12,428
                                       -----------    -----------

  Weighted average common shares
   and common stock equivalents          4,673,038      4,428,332

Diluted EPS                            $      1.06    $      0.98
                                       ===========    ===========


(6)  Investment Securities
     ---------------------

There were no sales of investment securities classified as held to maturity during the three and nine month periods ended December 31, 2003 and 2002.

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
December 31, 2003
Trust preferred securities      $  5,000     $    -    $     -    $  5,000
U.S. Treasury securities           4,006          4          -       4,010
Agency securities                 13,000        110          -      13,110
Equity securities                 12,700          -       (525)     12,175
School district bonds              2,563        193          -       2,756
                                --------     ------    -------    --------
                                $ 37,269     $  307    $  (525)   $ 37,051
                                ========     ======    =======    ========

March 31, 2003
Trust preferred securities      $  5,000     $    -    $   (25)   $  4,975
Equity securities                 12,700          -          -      12,700
School district bonds              2,565        186          -       2,751
                                --------     ------    -------    --------
                                $ 20,265     $  186    $   (25)   $ 20,426
                                ========     ======    =======    ========

Investment securities with an amortized cost of $15.0 million and $12.7 million and a fair value of $14.6 million and $12.7 million at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Investment securities with an amortized cost of $500,000 and $753,000 and a fair value of $502,000 and $760,000 at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for government public funds held by the Community Bank. Investment securities with an amortized cost of $500,000 and a fair value of $500,000 at December 31, 2003 were pledged as collateral for treasury tax and loan funds held by the Community Bank.

The contractual maturities of securities available for sale are as follows (in thousands):

                                        Amortized        Estimated
December 31, 2003                            Cost       Fair Value
                                        ---------       ----------
Due in one year or less                 $  4,006        $  4,010
Due after one year through five years     14,415          14,636
Due after five years through ten years       530             579
Due after ten years                       18,318          17,826
                                        --------        --------
                                        $ 37,269        $ 37,051
                                        ========        ========

(7) Mortgage-backed Securities
    --------------------------

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
December 31, 2003
REMICs                          $ 1,802     $   48      $    -     $ 1,850
FHLMC mortgage-backed securities    362          8           -         370
FNMA mortgage-backed securities     503         16           -         519
                                -------     ------      ------     -------
                                $ 2,667     $   72      $    -     $ 2,739
                                =======     ======      ======     =======

March 31, 2003
REMICs                          $ 1,803     $   57      $    -     $ 1,860
FHLMC mortgage-backed securities    589         13           -         602
FNMA mortgage-backed securities     909         32           -         941
                                -------     ------      ------     -------
                                $ 3,301     $  102      $    -     $ 3,403
                                =======     ======      ======     =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                          Amortized    Estimated
December 31, 2003                              Cost   Fair Value
                                          ---------   ----------

Due in one or less                         $    79      $    81
Due after one year through five years           57           60
Due after five years through ten years           9           10
Due after ten years                          2,522        2,588
                                           -------      -------
                                           $ 2,667      $ 2,739
                                           =======      =======

Mortgage-backed securities held to maturity with an amortized cost of $1.9 million and $2.2 million and a fair value of $1.9 million and $2.3 million at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for governmental public funds held by the Community Bank. Mortgage-backed securities held to maturity with an amortized cost of $355,000 and $385,000 and a fair value of $366,000 and $399,000 at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank. The real estate mortgage investment conduits ("REMICs") consist of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and privately issued securities.

Expected maturities of mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no sales of mortgage-backed securities held to maturity during the three and nine month periods ended December 31, 2003 and 2002.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
December 31, 2003

REMICs                          $  3,326    $   73       $   (3)   $  3,396
FHLMC mortgage-backed securities   7,517        94            -       7,611
FNMA mortgage-backed securities      442        15            -         457
                                --------    ------       ------    --------
                                $ 11,285    $  182       $   (3)   $ 11,464
                                ========    ======       ======    ========

March 31, 2003

REMICs                          $  6,327    $  100       $   (6)   $  6,421
FHLMC mortgage-backed securities   5,811       286            -       6,097
FNMA mortgage-backed securities      531        20            -         551
                                --------    ------       ------    --------
                                $ 12,669    $  406       $   (6)   $ 13,069
                                ========    ======       ======    ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):


                                      Amortized      Estimated
December 31, 2003                          Cost     Fair Value
                                      ----------    ----------

Due in one year or less                $     39      $     39
Due after one year through five years     3,063         3,137
Due after five year through ten years     4,890         4,912
Due after ten years                       3,293         3,376
                                       --------      --------
                                       $ 11,285      $ 11,464
                                       ========      ========

Expected maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities with an amortized cost of $5.9 million and $11.9 million and a fair value of $6.0 million and $12.2 million at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank. Mortgage-backed securities with an amortized cost of $274,000 and a fair value of $283,000 at December 31, 2003 were pledged as collateral for governmental public funds held by the Community Bank. Mortgage-backed securities with an amortized cost of $114,000 and $316,000 and a fair value of $120,000 and $327,000 at December 31, 2003 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Community Bank.

(8) Loans Receivable
    ----------------

Loans receivable consisted of the following (in thousands):

                                             December 31,      March 31,
                                                 2003            2003
                                             -----------       ---------
Residential:
  One- to- four family                       $  47,049        $  58,498
  Multi-family                                   5,529            6,313
Construction:
  One- to- four family                          72,428           70,397
  Multi-family                                   2,100            2,100
  Commercial real estate                         1,437            4,531
Commercial                                      58,633           34,239
Consumer:
  Secured                                       28,280           23,458
  Unsecured                                      1,933            1,334
Land                                            29,748           34,630
Commercial real estate                         164,204          101,672
                                             ---------        ---------
                                               411,341          337,172

Less:
  Undisbursed portion of loans                  31,182           31,222
  Deferred loan fees                             3,138            2,901
  Allowance for loan losses                      4,885            2,739
                                             ---------        ---------
     Loans receivable, net                   $ 372,136        $ 300,310
                                             =========        =========


(9) Allowance for Loan Losses
    -------------------------

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                    December 31,            December 31,
                                ------------------      -------------------
                                  2003       2002         2003        2002
                                -------    -------      -------     -------
Beginning balance               $ 5,205    $ 2,689      $ 2,739     $ 2,537
Provision for losses                  -        190           70         517
Charge-offs                        (333)       (77)        (575)       (261)
Recoveries                           13          4           51          13
Acquisition                           -          -        2,639           -
Net change in allowance for
 unfunded loan commitments and
 lines of credit                      -          -          (39)          -
                                -------    -------      -------     -------
Ending balance                  $ 4,885    $ 2,806      $ 4,885     $ 2,806
                                =======    =======      =======     =======

At December 31, 2003 and March 31, 2003, the Company's recorded investment in loans for which impairment has been recognized under the guidance of SFAS No. 114 and SFAS No. 118 was $2.0 million and $323,000, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.0 million, $1.3 million and $1.1 million during the nine months ended December 31, 2003, December 31, 2002 and the year ended March 31, 2003 respectively.

(10) Loans held for Sale
     -------------------

The Company identifies loans held for sale at the time of origination and they are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

(11) Intangible Assets
     -----------------

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite life.
During the quarter ended September 30, 2003, the Company's purchase of Today's Bancorp, Inc. ("Today's Bancorp") resulted in the recording of $9.2 million of goodwill (see note 16 for further details). The Company will review this balance on an annual basis for impairment. The annual test for impairment will be a two-step process. The first step will be to compare the current fair value of Riverview Bancorp, Inc. with its book value, including goodwill. If the current fair value exceeds the book value, goodwill will not be considered to be impaired and the test is completed. If the book value is greater than the current fair value, the implied value of the goodwill will be analyzed against the carrying value of the goodwill. Any noted impairment losses will be taken at that time.

The Company also has identifiable intangible assets of core deposit intangible and mortgage servicing rights ("MSR") that will continue to be amortized. As part of the Today's Bancorp acquisition, core deposit intangibles increased $820,0000.

Intangible asset balances (excluding MSR) consisted of the following (in thousands):

                                            December 31, 2003
                                  -----------------------------------
                                  Carrying      Accumulated
                                   Amount       Amortization      Net
                                  --------      ------------     -----

Core deposit intangible           $ 4,088         $ 3,209        $ 879
                                  =======         =======        =====

                                               March 31, 2003
                                  -----------------------------------
                                  Carrying      Accumulated
                                   Amount       Amortization      Net
                                  --------      ------------     -----

Core deposit intangible            $ 3,269         $ 2,900       $ 369
                                   =======         =======       =====

                                            Amortization Expense
                                         Quarter Ended December 31,
                                           2003             2002
                                         --------------------------
Core deposit intangible                    $ 121            $ 82
                                           =====            ====


                                             Amortization Expense
                                              Nine Months Ended
                                                 December 31,
                                             2003            2002
                                            ----------------------

Core deposit intangible                     $ 310            $ 245
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

Changes in balance of MSR, net of valuation, were as follows (in thousands):

                                   Three Months Ended December 31,
                                          2003          2002
                                   -------------------------------

Beginning balance                        $ 718         $ 636
Additions                                   36           227
Amortization                               (87)          (75)
Impairment adjustment                        1          (108)
                                         -----         -----
Total                                    $ 668         $ 680
                                         =====         =====

Allowance at beginning of period         $ 110         $ 477
Provision for impairment                    (1)          108
                                         -----         -----
Allowance at end of period               $ 109         $ 585
                                         =====         =====

                                     Nine Months Ended December 31,
                                          2003          2002
                                     ------------------------------

Beginning balance                        $ 629         $ 912
Additions                                  166           461
Amortization                              (431)         (202)
Impairment adjustment                      304          (491)
                                         -----         -----
Total                                    $ 668         $ 680
                                         =====         =====

Allowance at beginning of period         $ 413         $  94
Provision for impairment                  (304)          491
                                         -----         -----
Allowance at end of period               $ 109         $ 585
                                         =====         =====

Amortization expense for the net carrying amount of intangible assets at December 31, 2003 is estimated to be as follows (in thousands):

                                Fiscal year
                              ---------------
                              2004     $  189
                              2005        389
                              2006        237
                              2007        192
                              2008        172
                              Beyond
                              5 years     368
                                       ------
                              Total    $1,547
                                       ======

(12) Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                       December 31,      March 31,
                                       ------------      ---------
                                           2003             2003
Federal Home Loan Bank advances          $40,000          $40,000
                                         =======          =======

     Weighted average interest rate:        4.88%            5.53%
                                            ====             ====


Borrowings have the following maturities at December 31, 2003 (in thousands):

                     Fiscal Year
                         2004           $       -
                         2005                   -
                         2006              15,000
                         2007              20,000
                         2008               5,000
                                         --------
                                         $ 40,000
                                         ========

(13)  Shareholders' Equity
      --------------------

Repurchase of Common stock

In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. At December 31, 2003, 81,500 shares had been repurchased at an average cost of $18.53 per share.

In July 2001, the Company received regulatory approval to repurchase up to 10% or 465,504 shares of its outstanding common stock at June 30, 2001. At December 31, 2003, 465,504 shares had been repurchased at an average cost of $12.93 per share. Because the Company is a Washington corporation and the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

(14) Recently Issued Accounting Pronouncements
     -----------------------------------------

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard has not had a significant effect on the Company's reported equity.

(15) Commitments and Contingencies
     -----------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, consumer and commercial loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those applicable instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

At December 31, 2003, the Company had commitments to originate fixed rate mortgages of $1.9 million at interest rates ranging from 4.625% to 7.000%. At December 31, 2003 adjustable rate mortgage loan commitments were $2.7 million at an average interest rate of 6.051%. The undisbursed balance of mortgage loans closed was $31.2 million at December 31, 2003. Consumer loan commitments totaled $53,500 and unused lines of consumer credit totaled $17.9 million at December 31, 2003. Commercial real estate loan commitments totaled $2.8 million and unused lines of commercial real estate credit totaled $17.9 million at December 31, 2003. Commercial loan commitments totaled $1.1 million and unused commercial lines of credit totaled $27.1 million at December 31, 2003.

The allowance for unfunded commitments was $214,192 at December 31, 2003.

At December 31, 2003, the Company had firm commitments to sell $423,000 of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Community Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Community Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of December 31, 2003, loans under warranty totaled $124.7 million, which substantially represents the unpaid principal balance of the Community Bank's loans serviced for others portfolio. The Community Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material effect, if any, on the Company's financial position, results of operations, or liquidity.

(16)  ACQUISITION
      -----------

On July 18, 2003 the Company completed the acquisition of Today's Bancorp. Each share of Today's Bancorp common stock was exchanged for 0.826 shares of the Company's common stock, or $13.64 in cash, or combination thereof resulting in the issuance of 430,655 additional shares. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Today's Bancorp were recorded at their respective fair value. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $9.2 million. The merger of the two community-oriented institutions will give the Company a stronger presence as a business and retail commercial bank in the growing Vancouver and Clark County market area.

The following unaudited actual and pro forma financial information for the three and nine months ended December 31, 2003 and 2002 assumes that the Today's Bancorp acquisition occurred as of March 31, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.

                                 Financial Information for the
                                 Three Months Ended December 31,
                                      2003          2002
                                 -------------------------------
                                     Actual       Pro Forma
                                 -------------------------------
                                         (in thousands)
Net Interest Income                  $ 5,462       $ 5,647
Non-interest Income                    1,419         2,003
Non-interest Expense                   4,570         4,626
Net Income                             1,539           417

                             Pro Forma Financial Information for the
                                  Nine Months Ended December 31,
                                 -------------------------------
                                        2003          2002
                                 -------------------------------
                                          (in thousands)
Net Interest Income                   $ 16,596      $ 17,157
Non-interest Income                      5,182         4,780
Non-interest Expense                    14,424        13,591
Net Income                               5,138         3,703

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report on Form 10-Q contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market area and the country as a whole, loan demand, loan delinquency rates, the Company's ability to integrate the acquisition of Today's Bancorp, Inc. and efficiently manage expenses, and changes in federal and state regulation and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The Company has identified three policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's consolidated financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis and in
Note 1, Note 6 and Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year nded March 31, 2003. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

The Company's determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period the Company reviews those investments for which the fair value is less than their carrying value to determine whether certain indicators indicated the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

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

The Company will deem an impairment other-than-temporary unless positive evidence indicating that an investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and/or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company's intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

General

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by one- to four- family residential real estate, one- to four- family residential real estate construction, commercial real estate and non-mortgage loans providing financing for business ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 5.22% and 0.93% of the loan portfolio, respectively, at March 31, 1998 to 40.27% and 14.25% respectively, at December 31, 2003. During the second quarter of fiscal 2004, the Company completed the acquisition of Today's Bancorp by merger that had been announced on February 6, 2003. Total gross loans acquired in the acquisition were $87.3 million, consisting of $44.4 million of commercial real estate loans, $35.0 million of commercial loans and $7.9 million of consumer loans. The Company continues to change the composition of its loan portfolio and deposit base as part of its migration to commercial banking, subject to market conditions.
The consolidation among financial institutions in the Company's primary market area has created a significant gap in the ability of the resulting financial institutions to serve customers. The Company's strategic plan includes targeting this customer base, specifically small and medium sized businesses,
professionals and wealth building individuals.   In pursuit of these goals,
the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields, or shorter terms and higher credit risk than the traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management, mortgage banking and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to the customers and local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its thirteen branches are located in Clark County, the fastest growing county in the State of Washington according to the U.S. Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The Company continues to experience growth in the customer usage of the online banking services and its check image services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

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

The Company, a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Community Bank (formerly Riverview Savings Bank, FSB) upon Riverview Savings Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C. from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on December 31, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank effective June 29, 1998.

Financial Condition

At December 31, 2003, the Company had total assets of $514.0 million compared with $419.9 million at March 31, 2003. The increase in total assets reflects the acquisition of Today's Bancorp. Late in the third quarter of fiscal year 2004, the Company invested $9.0 million in bank-owned life insurance (BOLI) and will increase this investment to $12.0 million in the fourth quarter of fiscal 2004

At December 31, 2003, the Company had $411.3 million in gross loans, an increase of $74.1 million compared to $337.2 million at March 31, 2003. One- to four- family residential mortgage loans decreased $11.5 million to $47.0 million at December 31, 2003 from $58.5 million at March 31, 2003 as a result of management's plan to sell most of the fixed rate mortgage loans to the FHLMC and retain the loan servicing of these loans. Commercial loans increased $24.4 million to $58.6 million at December 31, 2003 from $34.2 million at March 31, 2003, which reflects the $35.0 million of commercial loans acquired in the Today's Bancorp acquisition. Commercial real estate loans increased $62.5 million to $164.2 million at December 31, 2003 from $101.7 million at March 31, 2003, reflecting the $44.4 million of commercial real estate loans acquired in the Today's Bancorp acquisition. Commercial real estate construction loans decreased $3.1 million to $1.4 million at December 31, 2003 from $4.5 million at March 31, 2003. Land loans decreased $4.9 million to $29.7 million at December 31, 2003 from $34.6 million at March 31, 2003. Loans receivable (Note 8) provides a detailed analysis of the gross loan portfolio at December 31, 2003 as compared to the gross loan portfolio at March 31, 2003. Consumer, commercial, and land loans carry higher interest rates and generally a higher degree of credit risk compared to one- to four- family residential mortgage loans.

Low interest rates continue to cause high prepayments in the Company's REMICs and mortgage-backed securities portfolio. These high prepayments have accelerated the decrease in the balance of REMICs and mortgage-backed securities. Mortgage-backed Securities (Note 7) provides the balance detail.

The Today's Bancorp acquisition increased the available for sale securities portfolio market value at the date of acquisition by $4.0 million in U.S. Treasuries and $2.6 million in agencies.

Deposits totaled $405.6 million at December 31, 2003 compared to $320.7 million at March 31, 2003 an increase of $84.9 million. At the acquisition date, the acquisition of Today's Bancorp increased deposits by $104.5 million of which $67.4 million were certificates of deposits and $37.1 million were transaction accounts. The Company continues to experience flow of funds out of certificates of deposits and flow of funds into checking accounts, Now accounts and money market accounts ("transaction accounts"). The year to date total average outstanding balance of transaction accounts increased 32.5% to $218.0 million at December 31, 2003, compared to $164.5 million at March 31, 2003. Total average transaction account balances compared to average total deposit balances for the nine months ended December 31, 2003 was 58.0% compared to 55.4% for the year period ended March 31, 2003.

FHLB advances totaled $40.0 million at both December 31, 2003 and March 31,
2003.

Capital Resources

Total shareholders' equity increased $9.3 million to $63.8 million at December 31, 2003 compared to $54.5 million at March 31, 2003. The activity in shareholders' equity for the first nine months of fiscal year 2004 was $5.0 million in earnings, dividends of $1.9 million, exercise of stock options $422,000, stock repurchased of $1.5 million, stock issued in connection with acquisition of $7.3 million, earned ESOP shares of $353,000, earned MRDP shares of $15,000, MRDP tax benefit of $59,000 and a $396,000 decrease in net unrealized gain on securities available for sale, net of tax benefit.

The Company is not subject to any regulatory capital requirements. The Community Bank, however, is subject to various regulatory capital requirements implemented by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Company and the Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Community Bank must meet specific capital guidelines that involve quantitative measures of the Community Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Community Bank's capital amounts and loan classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Community Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of December 31, 2003, the Community Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Community Bank must maintain minimum core and total risk-based capital ratios of 5.0% and 10.0%, respectively. At December 31, 2003, the Community Bank's tangible, core and risk-based total capital ratios amounted to 10.18%, 10.18%, and 13.68%, respectively. There are no conditions or events since that notification that management believes have changed the Community Bank's categorization as well capitalized.

The Community Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----

As of December 31,
 2003
Total Capital:
(To Risk Weighted
 Assets)          $55,940   13.68%  $32,721     8.0%       $40,901      10.0%
Tier I Capital:
(To Risk Weighted
 Assets)           51,055   12.48     N/A       N/A         24,541       6.0
Core Capital:
(To Total Assets)  51,055   10.18    15,046     3.0         25,077       5.0
Tangible Capital:
(To Tangible
 Assets)           51,055   10.18     7,523     1.5          N/A         N/A

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

The following table is a reconciliation of the Community Bank's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital at December 31, 2003 (in thousands):

Equity                                 $61,482
Net unrealized loss on securities
 available for sale, net of tax             26
Goodwill                                (9,214)
Core deposit intangible asset             (879)
Computer software, net book               (293)
Servicing asset                            (67)
                                       -------
     Tangible capital                   51,055
General valuation allowance              4,885
                                       -------
     Total capital                     $55,940
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

Cash, including interest-earning overnight investments, was $44.8 million at December 31, 2003 compared to $60.8 million at March 31, 2003. The $16.0 million decrease in cash and interest-earning overnight investments is attributable to the increased investment in investment and mortgage-backed securities and purchase of BOLI. Investment securities and mortgage-backed securities available for sale at December 31, 2003 were $37.1 million and $11.5 million, respectively, compared to $20.4 million and $13.1 million, respectively, at March 31, 2003. See "Financial Condition."

Asset Quality

The allowance for loan losses was $4.9 million at December 31, 2003, compared to $2.7 million at March 31, 2003. Management believes the allowance for loan losses at December 31, 2003 is adequate to cover estimated credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one- to four- family residential loans, and to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $3.2 million, or 0.61% of total assets at December 31, 2003 compared with $748,000, or 0.18% of total assets at March 31, 2003.

The increase in non-performing assets reflects $1.7 million of the non-performing assets acquired in the acquisition of Today's Bancorp. The $2.0 million balance of non-accrual loans is composed of one land loan totaling $400,000, six commercial real estate loans totaling $759,000, ten commercial loans totaling $757,000, and one consumer loan of $65,000. The following table sets forth information regarding the Company's non-performing assets at the dates indicated:

                                     December 31, 2003     March 31, 2003
                                     -----------------     --------------
                                            (Dollars in thousands)
Loans accounted for on
a non-accrual basis:
Real Estate
  Residential                               $     -            $  301
  Commercial                                    759                 -
Land                                            400                 -
Commercial                                      757                 -
Consumer                                         65                22
                                            -------            ------
     Total                                    1,981               323
                                            -------            ------

Accruing loans which are
contractually past due 90 days
or more                                         312                 -
                                            -------            ------

Total of non-accrual and 90 days
past due loans                                2,293               323
                                            -------            ------

Real estate owned (net)                         868               425
                                            -------            ------
  Total non-performing assets               $ 3,161            $  748
                                            =======            ======

Total loans delinquent 90 days
or more to net loans                           0.61%             0.11%

Total loans delinquent 90 days
or more to total assets                        0.45              0.08

Total non-performing assets to
total assets                                   0.61              0.18


         Comparison of Operating Results for the Three Months Ended
                        December 31, 2003 and 2002

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

Net income for the three months ended December 31, 2003 was $1.5 million, or $0.32 per basic share ($0.32 per diluted share) compared to net income of $1.8 million, or $0.41 per basic share ($0.40 per diluted share) for the same period in fiscal 2003. Net interest income increased $903,000, or 19.81%, to $5.5 million for the current quarter as compared to $4.6 million during the same prior year period. This increase in net interest income reflects the increase in average loan balance for the current quarter as compared to the prior year quarter. Non-interest income decreased $575,000 primarily due to the reduction in mortgage loan refinance activity.

Included in non-interest-earning assets is the Company's $9.0 million investment in BOLI that was settled in the last days of the third quarter of fiscal 2004. The investment is yielding a tax equivalent yield of approximately 5.4%.

The increase in net interest income was the result of the increased volume of earning-assets primarily due to the increase in non-mortgage loans. The increased volume of interest-bearing liabilities partially offset this increase in net interest income. The impact of the lower interest rates was similar for both the interest-earning assets and interest-bearing liabilities. The total quarterly average outstanding balance of transaction accounts increased $57.3 million, or 32.4%, to $233.9 million at December 31, 2003, compared to $176.6 million at December 31, 2002. The average outstanding balance of certificates of deposit increased 38.6% to $146.8 million from $105.9 million for the quarter at December 31, 2003 from the same quarter a year ago, reflecting the Today's Bancorp acquisition. The payoff of FHLB advances in the third quarter of fiscal year 2003 also contributed to the increase of net interest income.

Net interest income increased $859,000 as a result of the change in volume of average interest-earning assets and liabilities for the third quarter in fiscal quarter of 2004 compared to the same fiscal 2003 period. The change in interest rates for this same period of comparison increased net interest income $44,000. The interest rate spread on a tax equivalent basis increased from 4.31% for the quarter ended December 31, 2002 to 4.34% for the quarter ended December 31, 2003. The net interest margin decreased to 4.63% during the quarter ended December 31, 2003 from 4.78% for the quarter ended December 31, 2002.

Interest income for the quarter ended December 31, 2003 was $7.2 million, an increase of $697,000, or 10.7% from the $6.5 million in interest income for the same period in the prior fiscal year. The yield on interest-earning assets for the third quarter of fiscal year 2004 was 6.09% compared to 6.79% for the same quarter in fiscal year 2003. The lower third quarter fiscal 2004 yield reflects the lower interest rate environment. The higher interest income in the third quarter of fiscal year 2004 as compared to the same period in fiscal year 2003 reflects the increase in the balance of interest-earning assets.

Average interest-earning assets increased to $471.1 million for the quarter ended December 31, 2003 from $383.7 million for the quarter ended December 31, 2002. The increase in the average quarterly balance of interest-earning assets consisted of decreases in mortgage loans and mortgage-backed securities offset by increases in non-mortgage loans, daily interest bearing investments and investment securities. Interest income increased $1.1 million as a result of the increase in the current quarter's volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2003 period.

Interest expense decreased $206,000, or 10.6%, to $1.8 million for the quarter ended December 31, 2003 as compared to $1.9 million for the quarter ended December 31, 2002. The cost of average interest-bearing liabilities for the third quarter of fiscal year 2004 was 1.75% compared to 2.48% for the same quarter in fiscal year 2003. The lower interest expense for the quarter ended December 31, 2003 is the result of the lower interest rates as well as the reduction of FHLB borrowings during the quarter compared to the same period in the prior year. Average interest-bearing liabilities increased to $391.8 million at December 31, 2003, from $309.6 million for the quarter ended December 31, 2002. The interest expense impact of the $82.2 million increase in average interest-earning liabilities of $480,000 was more than offset by the $436,000 interest income impact of the $87.4 million increase in average interest-bearing assets. The increase in the average balance of interest-bearing liabilities was the result of an increase in the average balances of certificates of deposit and growth in transaction accounts partially offset by a decrease in FHLB borrowings. Growth in NOW accounts was used to repay $25.0 million in FHLB borrowings in the third quarter of fiscal year 2003.

The change in interest rates between the periods resulted in $44,000 of the increase in net interest income. This quarterly comparison of the impact of the changes in interest rates illustrates how similar the asset sensitivity and liability sensitivity impact is on the balance sheet for this period of
comparison.   The decrease in interest rates increased net interest income as a result of the more rapid repricing of the liabilities as compared to the repricing of loans and securities. Floors (minimum interest rates) and fixed rates in the loans and securities helped to reduce the interest rate sensitivity of the assets.

The provision for loan losses for the quarter period ended December 31, 2003 was zero compared to $190,000 for the same period in the prior year. There was $320,000 in net charge-offs during the quarter ended December 31, 2003 compared to $73,000 for the quarter ended December 31, 2002. The lower loan loss provision in the third quarter of fiscal year 2004 reflects the change in mix of classified loans resulting from the improvement in loan grades on a particular borrower during the second quarter of fiscal 2004. There were no significant changes in estimation, assumptions or reallocations of allowance for the quarters ended December 31, 2003 and 2002. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at December 31, 2003 is believed to be adequate for the losses inherent in the loan portfolio.

The $575,000 decrease in non-interest income to $1.4 million for the quarter ended December 31, 2003 compared to $2.0 million for the quarter ended December 31, 2002, reflects decreases in fee income from mortgage broker fees, gains on sale of loans held for sale and gains on sale of securities, partially offset by increased service charge fees and asset management fees. The recent increase in the long-term interest rates environment has decreased prepayment on residential mortgages, which has lengthened the duration on mortgage servicing rights assets. In the third quarter of fiscal year 2003 mortgage servicing rights were written down to market value with a $108,000 charge to non-interest income as compared to a $1,000 write up credit to non-interest income for the same period in the current year.

Non-interest expense increased $875,000 to $4.6 million for the quarter ended December 31, 2003 from $3.7 million for the quarter ended December 31, 2002. Salaries and employee benefits increased $480,000 to $2.6 million for the quarter ended December 31, 2003 from the same quarter in the prior year. There were 29 more full-time equivalent employees during the fiscal year 2004 third quarter over the fiscal year 2003 third quarter. The increase in full-time equivalents reflects the Today's Bancorp acquisition and expansion in the Company's ability to provide loans. The third quarter of fiscal year 2004 salaries and employee benefits also reflect the decreases in mortgage broker commissions when compared to the same period in the prior year.

The provision for federal income taxes for the third quarter of fiscal year 2004 was $772,000, resulting in an effective tax rate of 33.4%, compared to $896,000 and 33.6% for the same quarter of fiscal year 2003.

          Comparison of Operating Results for the Nine Months Ended
                        December 31, 2003 and 2002

Net income for the nine months ended December 31, 2003 was $5.0 million, or $1.08 per basic share ($1.06 per diluted share) compared to net income of $4.3 million, or $0.99 per basic share ($0.98 per diluted share), for the same period in fiscal year 2003. Net interest income increased $2.1 million to $15.4 million for the nine months ended December 31, 2003, compared to $13.3 million for the nine months ended December 31, 2002. Non-interest income includes a $304,000 market write up for mortgage servicing rights for the first nine months of fiscal year 2004 and a $491,000 market write down for the same period in 2003.

The increase in net interest income was the result of the increased volume of earning-assets primarily due to the increase in non-mortgage loans. The increased volume of interest-bearing liabilities partially offset this increase in net interest income. The impact of the lower interest rates had more of an impact in reducing the expense of interest-bearing liabilities as compared to reducing interest income from interest-earning assets. The average outstanding balance for transaction accounts increased 36.1% to $218.0 million for the nine month period ended December 31, 2003, compared to $160.2 million for the same period in 2002. The average outstanding balance for certificates of deposit increased 17.3% to $130.8 million for the nine months ended December 31, 2003 from $111.5 million for the same period in 2002 at December 31, 2003 and December 31, 2002. The increase in the average balance of certificates of deposit reflects Today's Bancorp $67.4 million balance of certificates of deposit at the date of acquisition. The payoff of FHLB advances also contributed to the increase of net interest income.

Average interest-earning assets increased to $439.7 million for the nine months ended December 31, 2003 from $380.9 million for the nine months ended December 31, 2002. The increase in the nine month average balance of interest-earning assets consisted of decreases in mortgage loans and mortgage-backed securities offset by increases in non-mortgage loans, daily interest bearing investments and investment securities. Interest income increased $2.1 million as a result of the increase in the current nine month volume of average interest-earning assets as compared to the volume of average interest-earning assets in the same fiscal 2003 period.

The change in interest rates increased net interest income $266,000 in the current period as compared to the same fiscal 2003 period. The interest rate spread increased from 4.19% for the first nine months of fiscal year 2003 to

4.36% for the first nine months of fiscal year 2004.   The net interest margin
decreased to 4.71% during the first nine months period ended December 31, 2003 from 4.72% for the nine month period ended December 31, 2002. The decreased margin is the result of the change in the balance sheet mix of assets and liabilities plus the more rapid repricing in interest-bearing liabilities as compared to interest earning assets.

Interest income for the nine months ended December 31, 2003 was $20.5 million, an increase of $465,000, or 2.3%, from $20.1 million for the same period in 2002. Yield on interest-earning assets for the first nine months of fiscal year 2004 was 6.23% compared to 7.08% for the same period in fiscal year 2003. The lower fiscal year 2004 yield on interest-earning assets reflects the lower interest rate environment in the current period as compared to the same period a year ago. The higher interest income for the nine month period ended December 31, 2003 as compared to the same period in the prior year resulted from increased balances more than offsetting lower interest rates of interest-earning assets.

Interest expense for the nine months ended December 31, 2003 was $5.1 million, a decrease of $1.7 million, or 25.3% from $6.8 million for the same period in 2002. The cost of interest-bearing liabilities for the first nine months of fiscal year 2004 was 1.88% compared to 2.89% for the first nine months of fiscal year 2003. The decreased interest expense reflects the change in mix of liabilities and the reduced interest rate environment when the current nine month period is compared to the same period a year ago. The balance sheet mix of liabilities continues to have growth in transaction accounts and a resulting a lower cost of funds. The average outstanding balance for transaction accounts the nine months ended December 31, 2003 increased 36.1% to $218.0 million compared to $160.2 million for the same period in 2002. The average outstanding balance for certificates of deposit increased 17.3% to $130.8 million for the nine months ended December 31, 2003 from $111.5 million for the same period in 2002 primarily as result of the Today's Bancorp acquisition. A decrease in long-term mortgage interest rates during the first nine months of fiscal year 2004 has led to higher prepayment rates on both the mortgage loan portfolio and the mortgage-backed securities portfolio. The resultant increase in payments has reduced the Community Bank's utilization of FHLB advances, which has contributed to the reduction in interest expense.

The provision for loan losses was $70,000 and net charge-offs totaled $524,000 during the nine months ended December 31, 2003 compared to a $517,000 provision for loan losses and net charge-offs of $248,000 during the nine months ended December 31, 2002. The ratio of the allowance for loan losses to period end net loans at December 31, 2003, increased to 1.29% from 0.91% at December 31, 2002 and 0.90% at March 31, 2003. The Today's Bancorp acquisition was the primary reason for the increase in the allowance. Today's Bancorp had an allowance for loan losses of $2.6 million which reflected its higher risk commercial loans. The ratio of total non-performing assets to total assets increased from 0.30% at December 31, 2002 and 0.18% at March 31, 2003 to 0.61% at December 31, 2003. Non-accrual loans increased from $327,000 at December 31, 2002 to $2.0 million at December 31, 2003. The increase reflects increased non-accrual loan balances in commercial, commercial real estate land and land and consumer loans partially offset by decreased non-accrual loan balances in residential real estate loans. Real estate owned decreased from $954,000 at December 31, 2002 to $868,000 at December 31, 2003. The lower loan loss provision in the first nine months of fiscal year 2004 reflects the change in mix in classified loans resulting from the improvement in loan grades on a particular borrower during the second quarter of fiscal 2004. There were no significant changes in estimation, assumptions or reallocations of the allowance for the nine months ended December 31, 2003 and 2002. Based upon management's analysis of historical and anticipated loss rates, current loan growth, and other factors considered, the allowance for loan losses at December 31, 2003 is believed to be adequate for the losses inherent in the loan portfolio.

Non-interest income increased $416,000 or 8.9% to $5.1 million for the nine months ended December 31, 2003, compared to $4.7 million for the same period in 2002. In the first nine months of fiscal year 2004, mortgage servicing rights were written up to market value with a $304,000 credit to non-interest income as compared to a $491,000 impairment charge to non-interest income for the same period in the prior year. Increased non-interest income is the result of increases in service charge income, trust fee income, fees from ATMs, and mortgage service rights write up partially offset by the reduction in gains on loans sales, brokered loan fees and gain on sale of securities.

Non-interest expense increased $2.0 million, or 17.8%, to $13.1 million for the nine months ended December 31, 2003 from $11.1 million for the nine months ended December 31, 2002. The $2.0 million increase reflects the addition of 29 full-time equivalent employees, decreased mortgage broker commissions, increased occupancy expenses, data processing cost and marketing costs which are required to continue to provide local personal service. Full time equivalent employees increased to 181 at December 31, 2003 compared to 152 at December 31, 2002. The increase in full-time equivalents reflects the Today's Bancorp acquisition and expansion in the Company's ability to provide loans. The fiscal year 2004 salaries and employee benefits also reflect the decreases in mortgage broker commissions when compared to the same period in the prior year. Salaries and employee benefits increased $1.1 million to $7.3 million for the nine months ended December 31, 2003 as compared to $6.2 million for the same period in 2002.

The provision for federal income taxes for the nine months ended December 31, 2003 was $2.5 million resulting in an effective tax rate of 33.2%, compared to $2.0 million and 31.8% for the same period a year ago. The 1.4% increase in the effective tax rate for nine months ended December 31, 2003 is primarily attributable to the impact of the ESOP market value adjustment and reduced dividend exclusion deduction.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

Our Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of Directors of acceptable changes in net interest income, and the portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. Our Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analyses to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, our Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in our business plan without exceeding losses in net interest income and net portfolio value limits set forth in our interest rate risk policy.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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

        None.


Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits:

              3.1      Articles of Incorporation of the Registrant(1)
              3.2      Bylaws of the Registrant(1)
              4        Form of Certificate of Common Stock of the
                       Registrant(1)
              10.1     Employment Agreement with Patrick Sheaffer(2)
              10.2     Employment Agreement with Ronald A. Wysaske(2)
              10.3     Severance Agreement with Michael C. Yount(2)
              10.4     Severance Agreement with Karen Nelson(2)
              10.5     Severance Agreement with John A. Karas(3)
              10.6     Employee Severance Compensation Plan(2)
              10.7     Employee Stock Ownership Plan(4)
              10.8     Management Recognition and Development Plan(5)
              10.9     1998 Stock Option Plan(5)
              10.10    1993 Stock Option and Incentive Plan(5)
              10.11    2003 Stock Option Plan (6)
              31.1 Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
              31.2 Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
              32 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        (b) Reports on Form 8-K: Form 8-K was filed October 6, 2003 announcing the change in certifying accountants. Form 8-K/A was filed on November 7, 2003 announcing the subsequent completion of McGladrey & Pullen due diligence.

---------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement for the 2003 Annual Meeting of Shareholders, and incorporated herein by reference.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 RIVERVIEW BANCORP, INC.


DATE: January 29, 2004         BY: /S/ Patrick Sheaffer
                               -----------------------------------
                               Patrick Sheaffer
                               President and Chief Executive Officer

DATE: January 29, 2004         BY: /S/ Ronald Wysaske
                               -----------------------------------
                               Ronald Wysaske
                               Executive Vice President/Treasurer

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

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  January 29, 2004         /S/ Patrick Sheaffer
                                ----------------------------------------
                                Patrick Sheaffer
                                President and Chief Executive Officer

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

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s)and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  January 29, 2004            /S/ Ronald Wysaske
                                   ---------------------------------------
                                   Ronald Wysaske
                                   Chief Financial Officer

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

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


  /S/ Patrick Sheaffer                  /S/ Ronald Wysaske
  -----------------------------         -----------------------------
  Patrick Sheaffer                      Ronald Wysaske
  Chief Executive Officer               Chief Financial Officer

Dated: January 29, 2004