Form 10-K
period 2004-03-31
RIVERVIEW BANCORP INC
filed 2004-06-02
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Fiscal Year Ended March 31, 2004

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission File Number: 0-22957

                              RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                         91-1838969
-------------------------------------------------      -----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                              I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington              98660
--------------------------------------------------     -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (360) 693-6650
                                                       -----------------------

Securities registered pursuant to Section 12(b)
 of the Act:                                                     None
                                                       -----------------------

Securities registered pursuant to Section 12(g)
 of the Act:                                           Common Stock, par value
                                                            $.01 per share
                                                       -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K.    X
                                           -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X  No
   ----    ----

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on September 30, 2003 was approximately $89,352,396 (4,727,640 shares at $18.90 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of May 11, 2004, there were issued and outstanding 4,777,911 shares of the Registrant's common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III).

                                     PART I


Item 1.  Business
-----------------

General

Riverview Bancorp, Inc. ("the Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Savings Bank FSB, upon its reorganization as a wholly-owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington, from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank (the "Bank") effective June 29, 1998. On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. ("Today's Bancorp"). The acquisition of Today's Bancorp's $122.3 million of assets and $105.1 million of deposits were accounted for using the purchase method of accounting. At March 31, 2004, the Company had total assets of $520.5 million, total deposits of $409.1 million and shareholders' equity of $65.2 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") system since 1937.

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by one- to four-family residential real estate, multi-family, commercial construction, commercial real estate and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 15.72% and 5.87% of the loan portfolio, respectively, in fiscal 2000 to 42.29% and 13.73%, respectively, in fiscal
2004.   The Company continues to change the composition of its loan portfolio and the deposit base as part of its transition to commercial banking. The Company's strategic plan includes targeting the commercial banking customer base in our primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company will emphasize controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its thirteen branches are located in Clark County, for most of the 1990s was the fastest growing county in the State of Washington according to the U.S. Census Bureau.

In order to support its strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The in house processing of checks and production of images has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

Market Area

The Company conducts operations from its home office in Vancouver and thirteen branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (six branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corporation, located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland, Oregon metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch and the Cascade Park lending office offers commercial and business banking services.

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

Lending Activities

General. At March 31, 2004, the Company's total net loans receivable, including loans held for sale, amounted to $381.5 million, or 73.3% of total assets at that date. The principal lending activity of the Company is the origination of mortgage loans through its mortgage banking activities, including residential, residential construction loans and loans collateralized by commercial properties. While the Company has historically emphasized real estate mortgage loans secured by one- to four- residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial, commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                           At March 31,
                         -----------------------------------------------------------------------------------
                               2004            2003           2002             2001               2000
                         ---------------  --------------- ---------------  --------------   ----------------
                         Amount  Percent  Amount  Percent Amount  Percent  Amount Percent   Amount  Percent
                         ------- -------  ------  ------- ------  -------  ------ -------   ------  --------
                                                                (Dollars in thousands)
Real estate loans:
 One- to four-
  family (1)            $ 44,601  10.61% $ 59,999  17.72% $ 73,536  22.62% $117,152  35.67% $102,542  37.61%
 Multi-family              5,074   1.21     6,313   1.86     9,895   3.04    11,073   3.37    10,921   4.01
 Construction one- to
  four- family            78,094  18.58    70,397  20.79    71,148  21.89    60,041  18.28    49,338  18.10
 Construction multi-
  family                       -      -     2,100   0.62     4,000   1.23     4,514   1.37     4,669   1.71
 Construction commercial   1,453   0.35     4,531   1.34     5,230   1.61     6,806   2.07     3,597   1.32
 Land                     27,020   6.43    34,630  10.23    27,406   8.43    24,230   7.38    25,475   9.34
 Commercial real estate  177,785  42.29   101,672  30.02    84,094  25.87    56,540  17.21    42,871  15.72
                        -------- ------  -------- ------  -------- ------  -------- ------ --------- ------
  Total real estate
   loans                 334,027  79.47   279,642  82.58   275,309  84.69   280,356  85.35   239,413  87.81

 Commercial               57,702  13.73    34,239  10.11    23,319   7.17    23,099   7.03    15,976   5.87

Consumer loans:
 Automobile loans          1,622   0.39     1,458   0.43     2,132   0.66     3,223   0.98     2,875   1.05
 Savings account loans       333   0.08       319   0.09       515   0.16       440   0.13       356   0.13
 Home equity loans        23,778   5.66    21,088   6.23    21,598   6.65    18,761   5.71    11,148   4.09
 Other consumer loans      2,864   0.67     1,927   0.56     2,134   0.67     2,596   0.80     2,864   1.05
                        -------- ------  -------- ------  -------- ------  -------- ------ --------- ------
 Total consumer loans     28,597   6.80    24,792   7.31    26,379   8.14    25,020   7.62    17,243   6.32
Total loans and loans
 held for sale           420,326 100.00%  338,673 100.00%  325,007 100.00%  328,475 100.00%  272,632 100.00%
                                 ======           ======           ======           ======           ======

Less:
 Undisbursed loans in
  process                 31,204           31,222           30,970           26,223          18,880
 Unamortized loan
  origination fees, net
  of direct cost           3,107            2,901            2,970            3,475           3,355
 Unearned discounts            -                -                -                -               1
 Allowance for loan
  losses                   4,481            2,739            2,537            1,916           1,362
                        --------         --------         --------         --------        --------
Total loans receivable,
 net (1)                $381,534         $301,811         $288,530         $296,861        $249,034
                        ========         ========         ========         ========        ========

--------------
(1) Includes loans held for sale of $407,000, $1.5 million, $1.8 million, $569,000 and none at March 31,
    2004, 2003, 2002, 2001 and 2000, respectively.



One- to Four- Family Real Estate Lending. The majority of the residential loans are secured by one- to four- family residences located in the Company's primary market area. Underwriting standards require that one- to four- family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current
appraised value or cost of the underlying collateral.   Terms typically range
from 15 to 30 years, and the Company also offers balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on Treasury Bill or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment.

In addition to originating one- to four- family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, these mortgage brokerage activities have reduced the volume of fixed rate one- to- four family loans that are originated and sold by the Company. See "-Loan Originations, Sales and Purchases" and "-Mortgage Brokerage."

The Company generally sells fixed-rate mortgage loans with maturities of 15 years or more and balloon mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See "-Loan Originations, Sales and Purchases" and "-Mortgage Loan Servicing."

The retention of ARM loans in the portfolio helps reduce the Company's exposure to changes in interest rates. There are; however, unquantifiable credit risks resulting from the potential of increased costs arising from changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

While one- to four- family residential real estate loans typically are originated with 30-year terms and the Company permits its ARM loans to be assumed by qualified borrowers, these loans generally remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The Company requires title insurance insuring the status of its lien on all of the real estate secured loans and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance and the replacement cost of the improvements. Where the value of the unimproved real estate exceeds the amount of the loan on the real estate, the Company may make exceptions to its property insurance requirements.

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

At March 31, 2004 and 2003, the composition of the Company's construction loan portfolio was as follows:

                                                  At March 31,
                                     --------------------------------------
                                            2004               2003
                                     ------------------  ------------------
                                     Amount(1)  Percent  Amount(1)  Percent
                                     --------   -------  --------   -------
                                            (Dollars in thousands)

Speculative construction              $37,017    39.80%   $32,379    33.24%
Commercial/multi-family construction    1,453     1.56     10,750    11.04
Custom/presold construction            15,949    17.15      7,286     7.48
Construction/permanent                 25,128    27.02     26,590    27.30
Construction/land                      13,461    14.47     20,412    20.94
                                      -------   ------    -------   ------
  Total                               $93,008   100.00%   $97,417   100.00%
                                      =======   ======    =======   ======

(1)  Includes loans in progress.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2004, the Company had seven borrowers with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $10.9 million and were performing according to original terms.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2004, the largest custom construction loan and presold construction loan had outstanding balances of $1,920,000 and $297,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan's interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date. See " Mortgage Brokerage," " Loan Originations, Sales and Purchases" and " Mortgage Loan Servicing." At March 31, 2004, the largest outstanding construction/permanent loan had an outstanding balance of $1.2 million and was performing according to its original terms.

The Company also provides construction financing for non-residential properties (i.e., multi-family and commercial properties). The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio. Of the $1.5 million commercial construction loans outstanding at March 31, 2004, the loan commitment amount was $2.1 million. At March 31, 2004, the outstanding construction commercial loan had an outstanding balance of $1.5 million and was performing according to its original terms.

Multi-Family Lending. Multi-family mortgage loans generally have terms up to 25 years with loan-to-value ratio up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2004, the largest multi-family mortgage loan had an outstanding loan balance of $2.5 million and was performing according to it's original terms.

Multi-family mortgage lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four- family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial
statements.   At March 31, 2004, the largest outstanding land loan was $2.9 million and was performing according to it's original terms.

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of these future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

Commercial Real Estate Lending. The Company originates commercial real estate loans at both variable and fixed interest rates and secured by properties, such as office buildings, retail/wholesale facilities and industrial buildings, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $100,000 and $1.0 million. At March 31, 2004, the largest commercial real estate loan had an outstanding balance of $7.7 million and is secured by an office building located in the Company's primary market area. At March 31, 2004, the loan was performing according to its original terms.


Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. At March 31, 2004, the Company had no commercial real estate loans accounted for on a nonaccrual basis.

Commercial Lending. The Company's commercial loan portfolio has increased to 13.73% of the total loan portfolio at March 31, 2004 from 5.87% at March 31, 2000 and 10.11% at March 31, 2003. The Company has been able to increase the balance of outstanding commercial loans and commitments due to the local economy, the consolidation of some local competitors offering commercial loans and the hiring of several experienced commercial bankers from competitors in the local market.

Commercial loans are generally made to customers who are well known to the Company and are typically secured by business equipment or other property. The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at a fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of
repayment.   At March 31, 2004, the Company had twelve commercial loans on nonaccrual status totaling $851,000.

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses, which it has against the seller of the underlying collateral. At March 31, 2004, one consumer loan for $65,100 was on nonaccrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2004 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                                   After
                                   One     After 3  After 5
                          Within   Year to Years to Years to Beyond
                          One Year 3 Years 5 Years  10 Years 10 Years  Total
                          -------- ------- -------  -------- -------- -------
                                         (In thousands)
Residential one- to four-
 family:
  Adjustable rate         $      - $     - $   539   $   693 $22,072 $ 23,304
  Fixed rate                 1,249   7,389   4,086     2,624   5,948   21,296
Construction:
  Adjustable rate           48,553  16,602       -         -       -   65,155
  Fixed rate                27,709     144       -         -       -   27,853
Other real estate:
  Adjustable rate           23,198  12,590   9,928    66,686  13,768  126,170
  Fixed rate                12,744  21,121  22,729    11,740   1,913   70,247
Commercial:
  Adjustable rate           31,034   2,083   3,888     2,884       -   39,889
  Fixed rate                 6,073   7,036   4,450       348       -   17,907
Consumer:
  Adjustable rate              562     293      24     2,573  18,715   22,167
  Fixed rate                   324   1,516   2,076     1,159   1,263    6,338
                          -------- ------- -------   ------- ------- --------
   Total gross loans      $151,446 $68,774 $47,720   $88,707 $63,679 $420,326
                          ======== ======= =======   ======= ======= ========

The following table sets forth the dollar amount of all loans due within one year of March 31, 2004, which have fixed interest rates or have floating or adjustable interest rates.

                                         Fixed-        Floating or
                                         Rates       Adjustable Rates
                                       ---------     ----------------
                                              (In thousands)
Residential one- to four- family       $  20,047        $  23,304
Construction loans                           144           16,602
Other real estate loans                   57,503          102,972
Commercial                                11,834            8,855
Consumer                                   6,014           21,605
                                       ---------         --------
  Total                                $  95,542         $173,338
                                       =========         ========

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

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, if any and, in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Company's lending policy requires borrowers to obtain certain types of insurance to protect the Company's interest in any collateral securing the loan. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans and commercial loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2004, the Company had outstanding commitments to originate loans in the amount of $9.0 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2004 and 2003, the Company's total loan originations were $375.8 million and $298.4 million, respectively, of which 70.4% and 63.2%, respectively, were subject to periodic interest rate adjustment and 29.6% and 36.8%, respectively, were fixed-rate loans.

The Company customarily sells the fixed-rate residential one- to four- family mortgage loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of these loans allows the Company to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if these loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one- to- four family mortgage loan origination and sale activity and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a nonrecourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Company. Servicing is retained on loans sold to FHLMC.

Interest rates on residential one- to four- family mortgage loan applications are typically locked with customers and FHLMC during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

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

The following table shows total loans originated, sold and repaid during the periods indicated.

                                            For the Years Ended March 31,
                                           ------------------------------
                                              2004      2003       2002
                                           --------   --------   --------
                                                  (In thousands)

Total net loans receivable and loans
 held for sale at beginning of period      $301,811   $288,530   $296,861
                                           --------   --------   --------

Loans originated:
 Mortgage loans:
  One- to four- family                       35,963     45,004     40,398
  Multi-family                                2,065      6,936        219
  Construction one- to four- family         104,913     87,049     81,809
  Construction commercial real estate           482      3,267     14,585
  Construction multi-family                     341      2,597          -
  Land and commercial real estate            99,508     61,671     57,942
Commercial                                  101,432     68,083     55,213
Consumer                                     31,135     23,784     23,697
                                           --------   --------   --------
  Total loans originated                    375,839    298,391    273,863

Residential one- to four- family
 loans sold                                 (51,567)   (56,097)   (35,701)
Repayment of principal                     (329,443)  (227,101)  (203,466)
Loans securitized                                 -          -    (40,347)
Today's Bank acquisition                     85,610          -          -
Decrease in other items, net                   (716)    (1,912)    (2,680)
                                           --------   --------   --------
Net increase (decrease) in loans             79,723     13,281     (8,331)
                                           --------   --------   --------
Total net loans receivable and loans held
 for sale at end of period                 $381,534   $301,811   $288,530
                                           ========   ========   ========

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs nine commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan area, as well as for the Company. The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2004, brokered loans totaled $183.0 million (including $67.6 million brokered to the Company). Gross fees of $1.5 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2004. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates such as we are currently experiencing, the volume of loans and amount of loan fees generally decreases as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2004, total loans serviced for others were $133.5 million.

In 1994, the Company purchased the servicing rights to an underlying portfolio of residential mortgage loans secured by properties predominately located in the Seattle metropolitan area. At March 31, 2004, the carrying value of these purchased servicing rights was $20,000 and was being amortized over the life of the underlying loan servicing.

The value of loans serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans repay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of repayments. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its profits to decrease. The Company has experienced a decrease and an increase in prepayments of mortgages as interest rates have dramatically changed during the past two years, which has impacted the value of the servicing asset. Accordingly, the Company recognized an $307,000 increase in its servicing portfolio for fiscal year 2004 reflecting the increase in interest rates and slowing of prepayments and a $320,000 impairment charges for fiscal 2003 reflecting the decrease in mortgage interest rates and the increase in prepayments. We believe, based on historical experience, that the amount of prepayments and the related impairment charges should decrease as interest rates increase.

Loan Origination and Other Fees.  The Company generally receives loan
origination fees and discount "points."   Loan fees and points are a
percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one- to four- family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $3.1 million of net deferred loan fees at March 31, 2004. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 10 of Notes to Consolidated Financial Statements.

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

Delinquencies in commercial loans are handled on a case-by-case basis. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or that are assigned to them. Depending on the nature of the loan or type of collateral securing the loan, negotiations, or other actions, are undertaken depending upon the circumstances.

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

The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, Accounting for Certain Investments in Debt and Equity Securities.

                                                At March 31,
                               ----------------------------------------------
                                2004      2003      2002      2001      2000
                               ------    ------    ------    ------    ------
                                           (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
  Residential real estate     $   24       $301    $  830   $   153   $  833
  Commercial real estate         309          -       297         -        -
  Land                            31          -       180         -      320
  Commercial                     872          -        54        50       99
  Consumer                        65         22        39       116       26
                              ------       ----    ------   -------   ------
    Total                      1,301        323     1,400       319    1,278
                              ------       ----    ------   -------   ------

  Accruing loans which are
   contractually past due 90
   days or more                    -          -       122       226        -
                              ------       ----    ------   -------   ------

  Total of nonaccrual and
   90 days past due loans      1,301        323     1,522       545    1,278
                              ------       ----    ------   -------   ------

  Real estate owned (net)        742        425       853       473       65
                              ------       ----    ------   -------   ------
    Total nonperforming
     assets                   $2,043       $748    $2,375   $1,018    $1,343
                              ======       ====    ======   ======    ======

  Total loans delinquent
   90 days or more to net
   loans                        0.34%      0.11%     0.53%    0.18%     0.51%

  Total loans delinquent
   90 days or more to
   total assets                 0.25       0.08      0.39     0.13      0.37
  Total nonperforming assets
   to total assets              0.39       0.18      0.61     0.24      0.39


The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2004 if the nonaccrual loans had been current in accordance with their original terms was approximately $66,000. For the year ended March 31, 2004, no interest was earned on the nonaccrual loans and included in interest and fees on loans receivable interest income.

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $4.9 million at March 31, 2004 and $2.4 million at March 31, 2003.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                 At or For the Year
                                   Ended March 31,
                                 ------------------
                                  2004        2003
                                 ------      ------
                                   (In thousands)
Substandard assets               $4,932      $2,740
Doubtful assets                     803           -
Loss assets                           -           -

General loss allowances           4,481       2,739
Specific loss allowances              -           -
Charge-offs                       1,182         428

The loans classified as substandard assets at March 31, 2004 comprise one land development loan totaling $97,000, one home equity line of credit totaling $65,000, 11 real estate secured commercial loans totaling $1.3 million and 49 commercial loans totaling $3.5 million. The acquisition of Today's Bancorp significantly increased the amount and number of loans classified substandard.

Loans classified as doubtful assets at March 31, 2004 consisted of one real estate secured loan totaling $475,000, and eight commercial loans totaling $328,000.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2004, the Company owned three properties with a recorded value of $742,000 compared to $425,000 at March 31, 2003. The $742,000 recorded value consists of two land loans totaling $325,000 and one single family loan of $417,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Internal Loan Classification Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Internal Loan Classification Committee members include the Credit Administrator, Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President Credit Administration and Senior Vice President Business & Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Internal Loan Classification Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

The Company uses the OTS loan classifications of special mention, substandard, doubtful and loss plus the additional loan classifications of pass and watch in order to assign a loan grade to be used in the determination of the proper amount of allowance for loan losses. The definition of a pass classification represents a level of credit quality, which contains no well-defined deficiency or weakness. The definition of watch classification is used to identify a loan that currently contains no well-defined deficiency or weakness, but management has deemed it desirable to closely monitor the loan.

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

The general allowance element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is imbedded within the portfolio but has not been realized. Borrowers are impacted by events that may ultimately result in a loan default and eventual loss well in advance of a lender's knowledge. Examples of such loss-causing events in the case of consumer or one- to four-family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be loss of customers due to competition or changes in the economy. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

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

The unallocated allowance element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general and allocated allowance.

The increase in the balance of the allowance for loan losses at March 31, 2004 reflects the acquisition of Today's Bancorp, Inc., the proportionate increase in loan balances, the change in mix of loan balances, the increase in substandard assets and a change in loss rate when compared to March 31, 2003. The acquisition of Today's Bancorp, Inc. added $2.6 million to the allowance for loan losses and approximately $900,000 of the charge-offs was related to loans acquired in the acquisition. The mix of the loan portfolio showed an increase in the balances of commercial, commercial real estate loans, and construction, and consumer loans at March 31, 2004 as compared to balances at March 31, 2003. Substandard assets increased by $3.0 million to $5.7 million at March 31, 2004 compared to $2.7 million at March 31, 2003. Substandard asset balance of $5.7 million at March 31, 2004 is a decrease of $5.2 million from the $10.9 million balance of substandard assets after the acquisition of Today's Bancorp, Inc. The loss rate for other mention loans was increased from 1.5% at March 31, 2003 to 4.0% at March 31, 2004 in order to reflect the risk of loss.

At March 31, 2004, the Company had an allowance for loan losses of $4.5 million, or 1.16% of total outstanding net loans at that date. Based on past experience and probable losses inherent in the loan portfolio, management believes that loan loss reserves are adequate.

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

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                              Year Ended March 31,
                                ---------------------------------------------
                                 2004     2003      2002      2001      2000
                                ------   ------    ------    ------    ------
                                             (Dollars in thousands)

Balance at beginning of period  $2,739   $2,537    $1,916     $1,362   $1,146
                                ------  ------     ------     ------   ------

Provision for loan losses          210      727     1,116        949      675
Recoveries:
  Residential real estate            -        2         -          -        -
  Land                               -       63         -          -        -
  Commercial                        74        -         -          -        1
  Consumer                          17       13        25         18       28
                                ------  ------     ------     ------   ------
  Total recoveries                  91       78        25         18       29
                                ------  ------     ------     ------   ------

Charge-offs:
  Residential real estate           21      140        88        226       48
  Land                              15       17         -          -        -
  Commercial                       882      119       185         27      282
                                ------  ------     ------     ------   ------
  Consumer                         264      152       166        160      158
                                ------  ------     ------     ------   ------
  Total charge-offs              1,182      428       439        413      488
                                ------  ------     ------     ------   ------
    Net charge-offs              1,091      350       414        395      459
                                ------  ------     ------     ------   ------
  Dispositions (1)                   -        -        81          -        -
  Allowance acquired from
   Today's Bank                  2,639
  Net change in allowance for
   unfunded loan commitments
   and lines of credit             (16)   (175)         -          -        -
                                ------  ------     ------     ------   ------

  Balance at end of period      $4,481  $2,739     $2,537     $1,916   $1,362
                                ======  ======     ======     ======   ======

  Ratio of allowance to total
   net loans outstanding
   during period                  1.16%   0.90%      0.87%      0.64%    0.54%

  Ratio of net charge-offs to
   average net loans
   outstanding during period      0.31    0.12       0.14       0.14     0.21

  Ratio of allowance to total
   of nonaccrual and 90 days
   past due loans               344.43  847.99     166.69     351.56   106.58

(1) Allowance reclassified with securitization of one-to four-family loans to mortgage-backed securities.

Changes in the allowance for unfunded loan commitments and lines of credit:

                                              Year Ended March 31,
                                ---------------------------------------------
                                 2004     2003      2002      2001      2000
                                ------   ------    ------    ------    ------
                                             (Dollars in thousands)
Beginning Balance               $  175   $    -    $    -    $    -    $    -
Net change in allowance for
 unfunded loan commitments and
 lines of credit                    16      175         -         -         -
                                ------   ------    ------    ------    ------
Ending Balance                  $  191   $  175    $    -    $    -    $    -
                                ======   ======    ======    ======    ======

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the related loan category outstanding loan balances as of the date of the allocation for the periods indicated.


                                                     At March 31,
              ---------------------------------------------------------------------------------------------
                   2004               2003               2002               2001               2000
              -----------------  -----------------  -----------------  -----------------  -----------------
                        Loan               Loan               Loan               Loan               Loan
                      Category           Category           Category           Category           Category
                    as a Percent       as a Percent       as a Percent       as a Percent       as a Percent
                      of Total           of Total           of Total           of Total           of Total
              Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
              ------  ---------  ------  ---------  ------  ---------  ------  ---------  ------  ---------
                                                  (Dollars in thousands)

Real estate
 loans
 One- to
  four-family $   89    11.46%   $   122   19.50%  $   191   24.99%   $   263   38.73%   $   259    40.34%
 Multi-family     19     1.30         24    2.05        37    3.36         42    3.66         41     4.30
 Construction
  one-to four-
  family         148    12.39        194   14.24       319   14.77        224   13.57        304    13.50
 Construction
  multi-family     -        -          5    0.30        20    1.25         21    0.19         10     1.29
 Construction
  commercial       7     0.37         20    1.31        26    1.38         34    1.41         17     1.02
 Land            148     6.63        196   10.36       192    8.79        206    7.83        223     9.62
 Commercial real
  estate       2,259    45.68      1,046   33.05       869   28.58        580   18.69        224    16.86
Commercial
 loans         1,589    14.82        796   11.13       668    7.92        354    7.64        160     6.28
Consumer loans:
 Secured         175     6.92        141    7.63       180    8.47        154    7.65         90     5.70
 Unsecured        37     0.43         33    0.43        27    0.49         34    0.63         29     1.09
Unallocated       10        -        162       -         8       -          4       -          5        -
              ------   ------     ------  ------    ------  ------     ------  ------     ------   ------
 Total allowance
  for loan
  losses      $4,481   100.00%    $2,739  100.00%   $2,537  100.00%    $1,916  100.00%    $1,362   100.00%
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

Federal regulations require the Company to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. See "Regulation." It is the management's intention of to hold securities with short maturities in the Bank's and Company's investment portfolio in order to match more closely the interest rate sensitivities of the Bank's and Company's assets and liabilities. At March 31, 2004, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year, was 15.97%.

The Investment Committee, composed of the Company's Chief Executive Officer, President and Chief Financial Officer, makes investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2004, the Company's investment and mortgage-backed securities portfolio totaled $46.0 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2004, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2004, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale or trading. See Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.  The fair value of the investment and mortgage-backed securities portfolio was $46.1 million,
$36.9 million and $59.8 million at March 31, 2004, 2003 and 2002, respectively.

                                                             At March 31,
                            -------------------------------------------------------------------------------
                                    2004                         2003                       2002
                            -----------------------     -----------------------     -----------------------
                            Carrying     Percent of     Carrying     Percent of     Carrying     Percent of
                               Value      Portfolio        Value      Portfolio        Value      Portfolio
                            --------     ----------     --------     ----------     --------     ----------
                                                         (Dollars in thousands)
Held to maturity (at
 amortized cost):
Real estate mortgage
 investment conduits
 ("REMICs")                 $  1,802        3.92%       $  1,803        4.90%       $  1,804       3.02%
FHLMC mortgage-backed
 securities                      332        0.72             589        1.60             964       1.62
FNMA mortgage-backed
 securities                      383        0.83             909        2.47           1,618       2.71
                             -------      ------         -------      ------         -------     ------
                               2,517        5.47           3,301        8.97           4,386       7.35
                             -------      ------         -------      ------         -------     ------

Available for sale (at fair
 value):
  Agency securities           11,194       24.33               -           -               -          -
  REMICs                       3,015        6.55           6,421       17.45          25,114      42.10
FHLMC mortgage-backed
 securities                    7,190       15.63           6,097       16.57          10,972      18.39
FNMA mortgage-backed
 securities                      402        0.88             551        1.50             913       1.53
Municipal securities           4,270        9.28           2,751        7.48           2,601       4.36
Trust preferred securities     5,019       10.91           4,975       13.52               -          -
Equity securities             12,400       26.95          12,700       34.51          15,674      26.27
                             -------      ------         -------      ------         -------     ------
                              43,490       94.53          33,495       91.03          55,274      92.65
                             -------      ------         -------      ------         -------     ------

Total investment securities  $46,007      100.00%        $36,796      100.00%        $59,660     100.00%
                             =======      ======         =======      ======         =======     ======

The following table sets forth the maturities and weighted average yields in the securities portfolio at
March 31, 2004.

                     Less Than                 One to          More Than Five to          More Than
                      One Year               Five Years            Ten Years              Ten Years
                   ----------------      -----------------      -----------------      ----------------
                           Weighted              Weighted               Weighted               Weighted
                            Average               Average                Average                Average
                   Amount   Yield(1)     Amount   Yield (1)     Amount   Yield (1)     Amount   Yield(1)
                   ------  --------      ------  ---------      ------   --------      ------  --------
                                                  (Dollars in thousands)
Municipal
 securities         $  -        -%      $ 1,537     4.12%        $  587    4.30%      $ 2,146    4.50%
Agency securities      -        -        11,194     3.17              -       -             -       -
REMICs                 -        -           271     2.17              -       -         4,546    2.97
FHLMC mortgage-
 backed securities     1     6.00         2,409     6.15          4,782    4.07           330    3.57
FNMA mortgage-
 backed securities    23     7.13           144     6.88              7   11.95           611    4.22
Trust preferred
 securities            -        -             -        -              -       -         5,019    2.97
Equity securities      -        -             -        -              -       -        12,400    1.72
                    ----     ----       -------     ----         ------   -----       -------    ----
Total               $ 24     7.09%      $15,555     3.74%        $5,376    4.11%      $25,052    2.52%
                    ====     ====       =======     ====         ======   =====       =======    ====

(1)   For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost.  Average yield calculations exclude equity securities that have no stated yield or maturity.


In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities ("MBS") (which are also known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on mortgage-backed securities are passed from the mortgage originators, through intermediaries (i.e., FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or private issuers) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. See Note 6 of Notes to Consolidated Financial Statements for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2004, the Company held REMICs with a net carrying value of $4.8 million, of which $1.8 million were classified as held-to-maturity and $3.0 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2004, the Company owned no privately issued REMICs.

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

The investment in municipal securities was $4.3 million at March 31, 2004 compared to $2.8 million at March 31, 2003. Total equity securities investment was $12.4 million at March 31, 2004, compared to $12.7 million at March 31, 2003.

In the second quarter of fiscal 2003, the Company purchased $5.0 million of trust preferred securities which are a portion of the mezzanine tranche of $500.0 million pooled preferred trust securities indexed to the three month libor interest rate.

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

Deposit Accounts. The Company's attracts deposits from within it's primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. At the July 18, 2003 acquisition date of Today's Bancorp, $105.1 million of deposits were acquired. The Bank continues to see a shift in the customer demand in deposit products from certificates of deposit to transaction accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2004.

                                                                     Percent
Interest                                   Minimum                   of Total
Rate      Term      Category                Amount      Balance      Deposits
--------  ----     ----------              --------     -------      --------
                                                    (In thousands)
0.200%    None     NOW accounts           $     100    $  65,718      16.06%
1.300     None     High yield checking       25,000       49,668      12.14
0.550     None     Regular savings              500       29,334       7.17
0.948     None     Money market               2,500       69,984      17.11
None      None     Non-interest checking        100       61,902      15.13
                                                        --------     ------
            Total transaction accounts                   276,606      67.61

                  Certificates of Deposit
                  -----------------------

1.201     91 Days  Fixed-term, Fixed-rate     2,500        8,412       2.06
0.819     182-364
          Days     Fixed-term, Fixed-rate     2,500       14,934       3.65
1.053     12-17
          Months   Fixed-term, Fixed-rate     2,500       29,987       7.33
1.030     18
          Months   Fixed-term, Variable rate,
                    Individual Retirement
                    account("IRA")              100        1,391       0.34
2.120     18-23
          Months   Fixed-term, Fixed-rate     2,500        6,923       1.69
2.694     24-35
          Months   Fixed-term, Fixed-rate     2,500       28,768       7.03
3.786     36-59
          Months   Fixed-term, Fixed-rate     2,500       21,279       5.20
4.901     60-83
          Months   Fixed-term, Fixed-rate     2,500       15,526       3.80
4.814     84-120
          Months   Fixed-term, Fixed-rate     2,500        5,289       1.29
                                                        --------     ------
            Total certificates of deposit                132,509      32.39%
                                                        --------     ------
            Total deposits                              $409,115     100.00%
                                                        ========     ======

Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

                                                         At March 31,
                      ------------------------------------------------------------------------------------
                                2004                         2003                          2002
                      --------------------------   --------------------------   --------------------------
                                        Increase/                    Increase/                    Increase/
                      Balance  Percent  Decrease)  Balance  Percent  Decrease)  Balance  Percent  Decrease)
                      -------  -------  --------   -------  -------  --------   -------  -------  --------
                                               (Dollars in thousands)

Non-interest-bearing
 demand              $ 61,902   15.13%  $(16,562) $ 78,464   24.46%  $ 45,890  $  32,574  12.54%  $  4,639
NOW accounts           65,718   16.06     38,605    27,113    8.45     (5,597)    32,710  12.60        567
High-yield checking    49,668   12.14     14,131    35,537   11.08     30,183      5,354   2.06      5,354
Regular savings
 accounts              29,334    7.17      4,479    24,855    7.75      2,916     21,939   8.45      3,112
Money market deposit
 accounts              69,984   17.11     16,267    53,717   16.75       (928)    54,645  21.04      8,921
Certificates of
 deposits which
 mature (1):
  Within 12 months     86,272   21.09     15,117    71,155   22.19    (15,784)    86,939  33.48    (55,084)
  Within 12-36 months  32,422    7.92      9,803    22,619    7.05      3,249     19,370   7.46     (4,303)
  Beyond 36 months     13,815    3.38      6,533     7,282    2.27      1,123      6,159   2.37        961
                     --------  ------   --------  --------  ------   --------   -------- ------   --------
    Total            $409,115  100.00%  $ 88,373  $320,742  100.00%  $ 61,052   $259,690 100.00%  $(35,833)
                     ========  ======   ========  ========  ======   ========   ======== ======   ========

(1)   IRAs of $13.9 million, $12.9 million and $12.8 million at March 31, 2004, 2003 and 2002, respectively, are included in certificate balances.



Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.

                                   At March 31,
                        ---------------------------------
                           2004        2003        2002
                        ---------   ---------   ---------
                                  (In thousands)
Below 2.00%             $  63,241   $  43,969    $ 14,919
2.00 - 2.99%               23,307      17,483      30,028
3.00 - 3.99%               14,221      18,770      24,390
4.00 - 4.99%               17,224       7,452      13,014
5.00 - 5.99%               10,230       7,058      10,717
6.00 - 7.99%                4,286       6,324      19,400
                        ---------   ---------   ---------
  Total                 $ 132,509   $ 101,056   $ 112,468
                        =========   =========   =========

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2004.

                                       Amount Due
                 -----------------------------------------------------
                 Less Than      1-2      After       After
                  One Year     Years   2-3 Years    3 Years     Total
                 ---------    -------  ---------    --------  --------
                                     (In thousands)
Below 2.00%       $ 55,806   $  7,117   $   247    $     71  $  63,241
2.00 - 2.99%        11,602      8,818     2,645         242     23,307
3.00 - 3.99%         6,625      3,363       185       4,048     14,221
4.00 - 4.99%         8,945      1,029     1,604       5,646     17,224
5.00 - 5.99%           842      3,831     1,884       3,673     10,230
6.00 - 7.99%         2,452      1,568       131         135      4,286
                  --------   --------   -------    --------  ---------
  Total           $ 86,272   $ 25,726   $ 6,696    $ 13,815  $ 132,509
                  ========   ========   =======    ========  =========

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2004.

                                                       Weighted
Maturity Period                            Amount     Average Rate
---------------                           --------    ------------
                                           (Dollars in thousands)

Three months or less                      $  14,332       1.76%
Over three through six months                 7,859       2.51
Over six through 12 months                   10,564       2.69
Over 12 Months                               23,105       3.83
                                          ---------       ----
Total                                     $  55,860       2.90%
                                          =========       ====

Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.

                                  Year Ended March 31,
                             -------------------------------
                               2004       2003        2002
                             --------   --------    --------
                                      (In thousands)

Beginning balance            $320,742   $259,690    $295,523
Net (decrease) increase
 before interest credited      83,618     55,535     (44,789)
Interest credited               4,755      5,517       8,956
                             --------   --------    --------
Net increase (decrease) in
 savings deposits              88,373     61,052     (35,833)
                             --------   --------    --------
Ending balance               $409,115   $320,742    $259,690
                             ========   ========    ========

In the unlikely event the Bank is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Company. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2004, the Bank had $40.0 million of outstanding advances from the FHLB-Seattle under an available credit facility of $180.3 million, limited to available collateral.

The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.

                                      At March 31,
                               ---------------------------
                                2004       2003      2002
                               ------     ------    ------

Weighted average rate on
 FHLB advances                  4.88%      4.90%     6.10%

                                  Year Ended March 31,
                             -------------------------------
                               2004       2003        2002
                             --------   --------    --------
                                  (Dollars in thousands)

Maximum amounts of FHLB
 advances outstanding
 at any month end            $40,000    $74,500     $99,500
Average FHLB
 advances outstanding         40,000     53,174      89,499
Weighted average rate on
 FHLB advances                  4.96%      5.53%       6.25%


                                   REGULATION

General
The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Institutions

Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2004 was $98,160.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At March 31, 2004, the Bank had $6.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 3.93% and 6.05% for the fiscal years ended March 31, 2004 and 2003, respectively.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally-insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

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

Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.50 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. At March 31, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2004, the Bank met the test and its QTL percentage was 75.50%.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure to meet the QTL test, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Savings and Loan Holding Company Regulations."

Capital Requirements. Federally-insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2004, the Bank had tangible capital of $49.4 million, or 9.81% of adjusted tangible assets, which is approximately $41.9 million above the minimum requirement of 1.5% of adjusted tangible assets in effect on that date. At March 31, 2004, the Bank had $758,000 in core deposit intangible, $624,000 in servicing assets and $9.2 million in goodwill. The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2004, the Bank had core capital equal to $49.4 million, or 9.81% of adjusted tangible assets, which is $34.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At March 31, 2004, the Bank had Tier 1 risk-based capital of $49.4 million or 11.72% of risk-weighted assets, which is approximately $32.6 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

On March 31, 2004, the Bank had total risk-based capital of approximately $54.0 million, including $49.4 million in core capital and $4.6 million in qualifying supplementary capital, and risk-weighted assets of $422.0 million, or total capital of 12.78% of risk-weighted assets. This amount was $20.2 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories; (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

If the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if OTS notifies the Bank that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2004, the Bank's regulatory limit on loans to one borrower is $8.1 million. At March 31, 2004, the Bank's largest single loan to one borrower was $8.1 million, which was performing according to its original terms.

Activities of Associations and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

Financial Services Modernization.  On November 12, 1999, the
Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

* repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

* provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

* broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

* provided an enhanced framework for protecting the privacy of consumer information; and

* addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF-insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution;
(iv) holding or managing properties used or occupied by a subsidiary insured institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

Among other requirements, Title III of the USA Patriot Act imposes the following requirements:
Financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and (iv) an independent audit function to test the anti-money laundering program.

Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. The impact on business and customers was minimal.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters:
   *   audit committees;
   * certification of financial statements by the chief executive officer and the chief financial officer;
   * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
   *   a prohibition on insider trading during pension fund black out periods;
   *   disclosure of off-balance sheet transactions;
   *   a prohibition on personal loans to directors and officers;
   *   expedited filing requirements for Form 4s;
   * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
   *   "real time" filing of periodic reports;
   *   the formation of a public company accounting oversight board;
   *   auditor independence; and
   *   various increased criminal penalties for violations of securities laws.

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "- Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

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

Congress revised the thrift bad debt rules in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). At March 31, 2004, the Bank had a taxable temporary difference of approximately $760,000 that arose before 1987 (base-year amount). For taxable years beginning after

December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1987 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Audits. The Company's business and occupation tax returns have been audited through the tax year ended March 31, 2001. The audit determined there was an additional $5,500 owing in tax.

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

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2004, the Bank's investments of $790,000 in Riverview Services, Inc. ("Riverview Services"), its wholly owned subsidiary, and $556,000 in Riverview Asset Management Corp. ("RAM Corp"), a 85% owned subsidiary, were within these limitations.

Riverview Services acts as trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $70 for each deed of trust. Riverview Services had net income of $65,000 for the fiscal year ended March 31, 2004 and total assets of $793,000 at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company.

RAM Corp is an asset management company providing trust, estate planning and investment management services. RAM Corp commenced business in December 1998 and had net income of $13,100 for the fiscal year ended March 31, 2004 and total assets of $758,000 at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2004, the fair market value of total assets under management approximated $134.6 million.
RAM Corp's operations are included in the Consolidated Financial Statements of the Company.

Personnel

As of March 31, 2004, the Company had 186 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                Age (1)  Position
----                ------   --------
Patrick Sheaffer      64     Chairman of the Board and Chief Executive Officer
Ron Wysaske           51     President and Chief Operating Officer
Ron Dobyns            55     Senior Vice President and Chief Financial Officer
(1)  At March 31, 2004.

Patrick Sheaffer is Chairman of the Board and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Prior to February 2004, Mr. Sheaffer served as Chairman of the Board, President and Chief Executive Officer of the Company since inception in 1997. He became Chairman of the Board of the Bank in 1993. Mr. Sheaffer joined the Bank in 1965. He is responsible for leadership and management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations.

Ron Wysaske is President and Chief Operating Officer of the Bank. Prior to February 2004, Mr. Wysaske served as Executive Vice President, Treasurer and Chief Financial Officer of the Bank from 1981 to 2004 and of the Company at inception in 1997. He joined the Bank in 1976. Mr. Wysaske is responsible for daily operations and management of the Bank. He holds a M.B.A. from Washington State University and is active in numerous professional and civic organizations.

Ron Dobyns is Senior Vice President and Chief Financial Officer of the Company. Prior to February 2004, Mr. Dobyns served as Controller since 1996. He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company. He is a State of Oregon certified public accountant, holds an M.B.A. from the University of Minnesota and is a graduate of Pacific Coast Banking School.

Item 2.  Properties
-------------------

The following table sets forth certain information relating to the Company's offices as of March 31, 2004.

                                                   Approximate
Location                           Year Opened   Square Footage    Deposits
--------                           -----------   --------------    --------
Main Office:                                                    (In millions)

900 Washington, Suite 900
Vancouver, Washington (1)             2000            16,000        $ 28.2

Branch Offices:

700 N.E. Fourth Avenue
Camas, Washington (2)                 1975            25,000          44.1

3307 Evergreen Way
Washougal, Washington (1)(2)(3)       1963             3,200          28.5

225 S.W. 2nd Street
Stevenson, Washington (2)             1971             1,700          26.6

330 E. Jewett Boulevard
White Salmon, Washington (2)(4)       1977             3,200          25.4

15 N.W. 13th Avenue
Battle Ground, Washington (2)(5)      1979             2,900          28.8

412 South Columbus
Goldendale, Washington (2)            1983             2,500          14.7

11505-K N.E. Fourth Plain Boulevard
Vancouver, Washington (2)             1994             3,500          19.2

7735 N.E. Highway 99
Vancouver, Washington (1)(6)(3)       1994             4,800          23.3

1011 Washington Way
Longview, Washington (6)(2)           1994             2,000          15.7

900 Washington St., Suite 100
Vancouver, Washington (1)(2)          1998             5,300          79.1

1901-E N.E. 162nd Avenue
Vancouver, Washington (1)(2)          1999             3,200          10.1

800 N.E. Tenny Road, Suite D
Vancouver, Washington (2)             2000             3,200          15.6

915 MacArthur Blvd.
Vancouver, Washington (1)(2)(7)       2003             3,000          50.0

204 S.E. Park Plaza Dr., #109
Vancouver, Washington (1)(2)(7)
Cascade Park Mortgage Center          2003              2565             -

(1)  Leased.
(2)  Location of an automated teller machine.
(3)  New facility in 2001.
(4)  New facility in 2000.
(5)  New facility in 1994.
(6) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(7) Former location of Today's Bank, Vancouver, Washington, acquired on July 18, 2003.

During second quarter of fiscal year 2001, the Company's main office for administration was relocated from Camas to the downtown Vancouver address of 900 Washington Street. The Washougal branch office was relocated during the first quarter of the fiscal year 2001.

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2004, the net book value of the Company's office properties, furniture, fixtures and equipment was $9.7 million.

Management believes that the facilities are of sound construction and good operating condition, and are appropriately insured and adequately equipped for carrying on the business of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                  PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
------------------------------------------------------------------------
Matters and Issuer Purchases of Equity Securities
-------------------------------------------------

At March 31, 2004, there were 4,974,979 shares Company Common Stock issued and 4,777,911 outstanding, 850 stockholders of record and an estimated 1,000 holders in nominee or "street name."

Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See
"REGULATION   Federal Regulation of Savings Associations   Limitations on
Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 1 of Notes to Consolidated Financial Statements.

The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. From October 22, 1993 until October 2, 1997, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2004 and 2003 fiscal years. At March 31, 2004, there were nine market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                               Cash Dividends
Fiscal Year Ended March 31, 2004               High      Low      Declared
--------------------------------              ------    -----  --------------

Quarter Ended March 31, 2004                  $21.43   $19.35      $0.140
Quarter Ended December 31, 2003                21.74    19.09       0.140
Quarter Ended September 30, 2003               20.50    18.08       0.140
Quarter Ended June 30, 2003                    18.30    16.30       0.140

                                                               Cash Dividends
Fiscal Year Ended March 31, 2003               High      Low      Declared
--------------------------------              ------    -----  --------------

Quarter Ended March 31, 2003                  $17.04    $14.64     $0.125
Quarter Ended December 31, 2002                15.24     13.63      0.125
Quarter Ended September 30, 2002               15.71     14.00      0.125
Quarter Ended June 30, 2002                    14.75     13.05      0.125


Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2004.


                                                       Number of securities
                                                       remaining available
                                                       for future issuance
                 Number of securities    Weighted-     under equity
                   to be issued upon   average price   compensation plans
                         exercise of   of outstanding  excluding securities
Plan category     outstanding options      options     reflected in column (A)
--------------   --------------------  --------------  ----------------------

Equity compensation
 plans approved by
 security holders:         (A)              (B)                (C)
2003 Stock Option
 Plan(1)                  229,227                -              229,227
1998 Stock Option
 Plan                     245,269           $13.57               38,483

Equity compensation
 plans not approved
 by security holders:           -                -                    -
                          -------                               -------

Total                     474,496                               267,710
                          =======                               =======

(1)   At March 31, 2004, no options had been granted under the 2003 Plan.

Stock Repurchase

The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well, as market conditions in general. The following table reflects activity for the three months ended March 31, 2004.

                     Common Stock Repurchased
                ---------------------------------
                 Total Number of    Average Price    Maximum Number of shares
                Shares Purchased       Paid per      that May Yet Be Purchased
                      (1)               Share        Under the Program (2)

                           -                 -                      -
                     -------           -------                -------
Balance at
 March 31, 2004            -                 -                133,204
                     =======           =======                =======

(1) Of these shares, no shares were purchased other than through a publicly announced program.
(2) In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. This program expires when all shares under the plan have been repurchased.

Item 6.   Selected Financial Data
---------------------------------

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.

                                              At March 31,
                            ------------------------------------------------
                              2004      2003      2002      2001      2000
                            -------    ------    ------    ------    -------
                                             (In thousands)

FINANCIAL CONDITION DATA:

Total assets                $520,487  $419,904  $392,101  $431,996  $344,680
Loans receivable, net (1)    381,534   301,811   288,530   296,861   249,034
Mortgage-backed securities
 held to maturity, at
 amortized cost                2,517     3,301     4,386     6,405     8,657
Mortgage-backed securities
 available for sale, at
 fair value                   10,607    13,069    36,999    43,139    39,378
Cash and interest-bearing
 deposits                     47,907    60,858    22,492    38,935    15,786
Investment securities held
 to maturity, at amortized
 cost                              -         -         -       861       903
Investment securities
 available for sale, at
 fair value                   32,883    20,426    18,275    25,561    12,883
Deposit accounts             409,115   320,742   259,690   295,523   232,355
FHLB advances                 40,000    40,000    74,500    79,500    60,550


                                           Year Ended March 31,
                            ------------------------------------------------
                              2004      2003      2002      2001      2000
                            -------    ------    ------    ------    -------
                                             (In thousands)

OPERATING DATA:

Interest income             $ 27,584  $ 26,461  $ 29,840  $ 31,343  $ 25,438
Interest expense               6,627     8,417    14,318    16,288    11,073
                            --------  --------  --------  --------  --------
Net interest income           20,957    18,044    15,522    15,055    14,365
Provision for loan losses        210       727     1,116       949       675
                            --------  --------  --------  --------  --------
Net interest income after
 provision for loan losses    20,747    17,317    14,406    14,106    13,690
Gains (losses) from sale of
 loans, securities and real
 estate owned                  1,003      (531)    1,964       129       151
Gain on sale of land and
 fixed assets                      3         -         4       540         -
Other non-interest income      5,583     4,469     4,583     3,293     2,746
Non-interest expenses         17,572    14,908    13,953    12,867    10,832
                            --------  --------  --------  --------  --------
Income before federal
 income tax provision          9,764     6,347     7,004     5,201     5,755
Provision for federal
 income taxes                  3,210     1,988     2,136     1,644     1,878
                            --------  --------  --------  --------  --------
Net income                  $  6,554  $  4,359  $  4,868  $  3,557  $  3,877
                            ========  ========  ========  ========  ========

(1)  Includes loans held for sale

                                              At March 31,
                            ------------------------------------------------
                              2004      2003      2002      2001      2000
                            -------    ------    ------    ------    -------
OTHER DATA:

Number of:
Real estate loans
 outstanding                 3,141     2,904      2,176     2,510     2,188
Deposit accounts            27,209    25,752     26,625    26,068    23,653
Full service offices            13        12         12        12        12


                                   At or For the Year Ended March 31,
                            ------------------------------------------------
                              2004      2003      2002      2001      2000
                            -------    ------    ------    ------    -------
                                             (In thousands)

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets      1.35%     1.07%     1.16%     0.94%     1.22%
Return on average equity     10.60      7.99       9.01     7.04      7.15
Dividend payout ratio (1)    39.72     50.00      41.51    51.94     48.65
Interest rate spread          4.42      4.28       3.29     3.37      3.88
Net interest margin           4.76      4.83       4.04     4.27      4.78
Non-interest expense to
 average assets               3.61      3.66       3.34     3.41      3.41
Efficiency ratio (2)         63.79     67.82      63.21    67.66     62.75

Asset Quality Ratios:
Average interest-earning
 assets to interest-bearing
 liabilities                122.53    124.62     120.49   119.75    124.51
Allowance for loan losses
 to total net loans at end
 of period                    1.16      0.90       0.87     0.64      0.54
Net charge-offs to average
 outstanding loans during
 the period                   0.31      0.12       0.14     0.14      0.21
Ratio of nonperforming
 assets to total assets       0.39      0.18       0.61     0.24      0.39

Capital Ratios:
Average equity to average
 assets                      12.72     13.39      12.93    13.41     17.05
Equity to assets at end of
 fiscal year                 12.52     12.98      13.69    12.20     14.07

(1)  Dividends per share divided by net income per share
(2) Non-interest expense divided by the sum of net interest income and non-interest income

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


Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of the mortgage servicing rights ("MSR's") and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the notes to the Consolidated Financial Statements included herein. In particular, Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies and Note 10 provides details used in valuing the Company's MSR's and the effect of changes to certain assumptions. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan Losses
-------------------------
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Mortgage Servicing Rights
-------------------------
The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio.

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

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan is paid off earlier than anticipated. Moreover, since most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSR's are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects the Company's MSR's to impairment. MSR's impairment is recorded in the amount that the estimated fair value is less than the MSR's carrying value on a strata by strata basis.

Investment Valuation
--------------------
The Company's determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period, the Company reviews those investments the fair value is less than carrying value. The review includes determining whether certain indicators indicated the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares this to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

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

Operating Strategy

In the fiscal year ended March 31, 1998, the Company began to implement a growth strategy to broaden the products and services from traditional thrift offerings to those more closely related to commercial banking. The growth strategy included four elements: geographic and product expansion, loan portfolio diversification, development of relationship banking and maintenance of asset quality.

Since the end of fiscal 1998, the Company has added three branches including the branch at the main office for administration in downtown Vancouver. In addition, the July 2003 acquisition of Today's Bancorp, Inc. added one branch and a commercial lending center. The Washougal branch was relocated to a new facility, and the Stevenson, White Salmon and Goldendale branches were remodeled. The number of automated teller machines increased from six to seventeen so that each branch location now is serviced by at least one automated teller machine.

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

Fiscal 2004 marked the 81st anniversary since Riverview Community Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending. The Company is focused on diversifying the loan portfolio through expansion of commercial loans. In fiscal 2000, the Company had four experienced commercial lenders and currently there are seven commercial lenders who are expanding the commercial lending services available to
Riverview's customers.   In the fiscal 2000, commercial loans as a percentage
of the loan portfolio were 5.87%. Commercial loans were 13.73% of total loans at the end of fiscal year 2004. Commercial lending has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio profitability.

The Company's relationship banking has been enhanced by the 1998 addition of RAM Corp, a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers. Development of relationship banking has been the key to the Company's growth. The fair market value of assets under management has increased from $114.8 million at March 31, 2003, to $134.6 million at March 31, 2004.

Net Interest Income

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains and losses on sales of interest-earning assets, bank-owned life insurance income and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Comparison of Financial Condition at March 31, 2004 and 2003

At March 31, 2004, the Company had total assets of $520.5 million compared with $419.9 million at March 31, 2003. The increase in total assets reflects the July 2003 acquisition of Today's Bancorp. The increase in total assets was primarily an increase in loans outstanding, goodwill and bank-owned life insurance. Cash, including interest-earning accounts, totaled $47.9 million at March 31, 2004, compared to $60.9 million at March 31, 2003. The $1.1 million decrease in loans held for sale to $407,000 at March 31, 2004 compared to $1.5 million at March 31, 2003, reflects the variable demand for residential loan refinancing. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $381.1 million at March 31, 2004, compared to $300.3 million at March 31, 2003, a 26.9% increase. The acquisition of Today's Bancorp in July 2003 increased gross loans $85.4 million. The increases were primarily in commercial, land, commercial real estate and residential construction, consumer loans were partially offset by decreases in one- to four- family residential, multi-family, multi-family construction and
commercial construction loans.    A substantial portion of the Company's loan
portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

Cash decreased to $47.9 million at March 31, 2004, from $60.9 million at March 31, 2003 as a result of investment in securities and bank owned life insurance.

Investment securities available-for-sale was $32.9 million at March 31, 2004, compared to $20.4 million at March 31, 2003. The $12.5 million increase reflects the $6.9 million of securities acquired in the Today's Bancorp acquisition, and purchase of $12.1 million of securities, called and paydowns of $6.3 million and unrealized market gains and losses.

Mortgage-backed securities held-to-maturity was $2.5 million at March 31, 2004, compared to $3.3 million at March 31, 2003. The $800,000 decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $10.6 million at March 31, 2004, compared to $13.1 million at March 31, 2003. The $2.5 million net decrease reflects $5.2 million in purchases and $7.7 million in paydowns and unrealized market gains and losses.

Deposits totaled $409.1 million at March 31, 2004 compared to $320.7 million at March 31, 2003. The deposit increase is primarily due to the increase in non-interest bearing account balances. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 33.8% to $220.1 million at March 31, 2004, compared to $164.5 million at March 31, 2003. Transaction accounts represented 57.9% and 55.4% of average total outstanding balance of deposits at March 31, 2004 and March 31, 2003, respectively.

FHLB advances were $40.0 million at March 31, 2004 and 2003. There were no new borrowings in fiscal year 2004.

Shareholders' equity increased $10.7 million to $65.2 million at March 31, 2004 from $54.5 million at March 31, 2003. The increase was primarily as a result of the $7.3 million of stock issued in the acquisition of Today's Bancorp and $6.4 million of total comprehensive income, offset by $1.5 million stock repurchased and retired and $2.6 million of cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended March 31, 2004 and 2003

Net Income. Net income was $6.6 million, or $1.39 per diluted share for the year ended March 31, 2004, compared to $4.4 million, or $0.99 per diluted share for the year ended March 31, 2003. Earnings were lower for the year ended March 31, 2003, primarily as a result of the pre-tax other-than-temporary non-cash charges of $1.6 million for FHLMC preferred stock and $700,000 for FNMA preferred stock.

Net Interest Income. Net interest income for fiscal year 2004 was $21.0 million, representing a $3.0 million, or a 16.7% increase, from fiscal year
2003.   This improvement reflected a 16.7% increase in average balance of interest earning assets (primarily increases in the average balance of non mortgage loans, investment securities and daily interest bearing assets, partially offset by a decrease in the average balance of mortgage loans and mortgage-backed securities) to $443.5 million, which was offset by a 18.7% increase in average balance of interest-bearing liabilities (a increase in all deposit categories and a decrease in FHLB borrowings) to $362.0 million. The ratio of average interest earning assets to average interest bearing liabilities decreased to 122.5% in fiscal 2004 from 124.6% in fiscal 2003 which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $27.6 million and $26.5 million, for fiscal 2004 and 2003, respectively. Average interest-bearing assets increased $63.6 million to $443.5 million for fiscal 2004 from $379.9 million for fiscal 2003. The yield on interest-earning assets was 6.25% for fiscal year 2004 compared to 7.04% for fiscal 2003. The decreased yield is the primarily the result of the lower yields on loans that reflect the Federal Reserve Board discount rate cuts that occurred during fiscal years 2003 and 2004.

Interest Expense. Interest expense for the year ended March 31, 2004 totaled $6.6 million, a $1.8 million decrease from $8.4 million for the year ended March 31, 2003. The decrease in interest expense is the result of lower rates of interest paid on deposits and FHLB borrowings due to the Federal Reserve Board discount rate cuts that occurred during fiscal years 2003 and 2004. The weighted average interest rate of total deposits decreased from 2.18% for the year ended March 31, 2003 to 1.44% for the year ended March 31, 2004. The weighted average interest rate of FHLB borrowings decreased from 5.53% for the year ended March 31, 2003 to 4.96% for the year ended March 31, 2004. The level of liquidity in fiscal year 2004 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held the FHLB borrowings stable at $40.0 million.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2004 was $210,000 compared to $727,000 for the year ended March 31, 2003. The fiscal 2004 provision for loan losses was less than the $1.1 million net charge-offs for the year. The allowance for loan losses increased $1.7 million to $4.5 million at March 31, 2004 from $2.7 million at March 31, 2003. The ratio of allowance for loan losses to total net loans increased to 1.16% compared to 0.90% at March 31, 2003. Net charge-offs to average net loans for fiscal 2004 increased to 0.31% from 0.12% for fiscal 2003. The increase in the balance of the allowance for loan losses at March 31, 2004 reflects the acquisition of Today's Bancorp, the proportionate increase in loan balances, the change in mix of loan balances, the increase in substandard assets and a change in loss rate when compared to March 31, 2003. The acquisition of Today's Bancorp added $2.6 million to the allowance for loan losses and approximately $900,000 of the charge-offs was related to loans acquired in the acquisition. The mix of the loan portfolio showed an increase in the balances of commercial, commercial real estate loans, and construction, and consumer loans at March 31, 2004 as compared to balances at March 31, 2003. Substandard assets increased by $3.0 million to $5.7 million at March 31, 2004 compared to $2.7 million at March 31, 2003. The balance of substandard asset of $5.7 million at March 31, 2004 is a decrease of $5.2 million from the $10.9 million balance of substandard assets after the acquisition of Today's Bancorp. The loss rate for other mention loans was increased from 1.5% at March 31, 2003 to 4.0% at March 31, 2004 in order to reflect the risk of loss. Management considered the allowance for loan losses at March 31, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable, and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from those of management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance those additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

Non-Interest Income.   Non-interest income increased $2.7 million or 67.3% for
the twelve months ended March 31, 2004 to $6.6 million compared to $3.9 million for the same period in 2003. Excluding the fiscal 2003 $2.1 million pretax loss on sale of securities and other-than-temporary impairment on equity investments, non-interest income increased $513,000 or 8.4% for the year ended March 31, 2004 when compared to the prior year. The increase was due primarily to the loan servicing income of $158,000 for fiscal year 2004 compared to a loss of $619,000 for fiscal year 2003. The increase in loan servicing income for fiscal year 2004 reflects the $307,000 increase in market valuation of mortgage servicing rights in fiscal 2004 as compared to the $320,000 write-down of mortgage servicing rights in fiscal 2003. For the year ended March 31, 2004, fees and service charges increased $61,000 or 1.4% when compared to the year ended March 31, 2003. The $61,000 increase in fees and service charges is primarily due to the $275,000, or 10.1%, growth in fee income from deposit services that was offset by the $214,000 decrease in mortgage broker fees in fiscal year 2004 as compared to fiscal year 2003. The rise in mortgage rates experienced in fiscal 2004 reduced the volume of mortgage refinance activity as compared to the mortgage finance activity in fiscal 2003. The reduced mortgage refinance activity resulted in reduced mortgage broker activity and reduced gains on sale of loans held for sale. Mortgage brokered loan production decreased from $200.3 million in 2003 to $183.0 million in 2004. Mortgage broker fees (included in fees and service charges) totaled $1.3 million for the year ended March 31, 2004 compared to $1.5 million for the previous year. Mortgage broker commission compensation expense was $976,000 for the fiscal ended March 31, 2004 compared to $1.1 million for the fiscal ended March 31, 2003. Asset management services income was $906,000 for the fiscal year 2004 compared to $742,000 for the fiscal year 2003. RAMCorp. had $134.6 million in total assets under management at March 31, 2004 compared to $114.8 million at March 31, 2003. In fiscal year 2004, the Bank purchased $12.0 million of bank-owned life insurance that increased non-interest income by $121,000.

Non-Interest Expense. Non-interest expense increased $2.7 million, or 17.9%, to $17.6 million for fiscal year 2004 compared to $14.9 million for fiscal year 2003. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 61.84% in fiscal 2004 compared to 63.57% in fiscal 2003.

Merger related expenses that were non-capitalizable were not material to the Company in fiscal year 2004. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2004, salaries and employee benefits, which includes mortgage broker commission compensation, was $9.9 million, or a 18.0% increase over the prior year total of $8.4 million. Full-time equivalent employees increased to 186 at March 31, 2004 from 157 at March 31, 2003. The primary reason for the increase was the expansion of lending and branch locations and the related staffing resulting from the acquisition of Today's Bancorp. This expansion also contributed to increase expense in occupancy, depreciation, data processing, telecommunication and other expense.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangibles ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $103,000 for fiscal 2004.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 (see Item 2. Properties), and the related acquisition of $42.0 million in customer deposits created a $3.2 million core deposit intangible asset, representing the excess of fair value of deposits over the acquired cost. The CDI ($42,000 at March 31, 2004) is being amortized over the remaining life of the underlying customer relationships currently estimated at two months. The amortization expense of CDI was $327,000 for both fiscal years 2004 and 2003.

Provision for Federal Income Taxes. Provision for federal income taxes was $3.2 million for the year ended March 31, 2004 compared to $2.0 million for the year ended March 31, 2003 as a result of higher income before taxes in 2004. The effective tax rate for fiscal year 2004 was 32.8% compared to 31.3% for fiscal 2003. Reference is made to Note 14 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

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

Net Interest Income. Net interest income for fiscal year 2003 was $18.0 million, representing a $2.5 million, or a 16.2% increase, from fiscal year
2002.   This improvement reflected a 3.4% decrease in average balance of interest earning assets (primarily decreases in the average balance of mortgage-backed securities partially offset by an increase in the average balance of non-mortgage loans) to $379.9 million, which was offset by a 6.6% decrease in average balance of interest-bearing liabilities (primarily a decrease in FHLB borrowings and certificates of deposits) to $304.8 million. The ratio of average interest earning assets to average interest-bearing liabilities increased to 124.6% in 2003 from 120.5% in 2002 which indicates that the interest earning asset growth is being funded less by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $26.5 million and $29.8 million, for fiscal 2003 and 2002, respectively. Average interest-bearing assets decreased $13.3 million to $379.9 million for fiscal 2003 from $393.2 million for fiscal 2002. The yield on interest-earning assets was 7.04% for fiscal year 2003 compared to 7.68% for fiscal 2002. The decreased yield is primarily the result of the lower yields on loans that reflect the Federal Reserve Board discount rate cuts that occurred during the fiscal 2002 and 2003.

Interest Expense. Interest expense for the year ended March 31, 2003 totaled $8.4 million, a $5.9 million decrease from $14.3 million for the year ended March 31, 2002. The decrease in interest expense is the result of lower rates of interest paid on deposits and FHLB borrowings due to the Federal Reserve Board discount rate cuts that occurred during the fiscal years 2002 and 2003. The weighted average interest rate of total deposits decreased from 3.69% for the year ended March 31, 2002 to 2.18% for the year ended March 31, 2003. The weighted average interest rate of FHLB borrowings decreased from 6.25% for the year ended March 31, 2002 to 5.53% for the year ended March 31, 2003. The decrease in certificate of deposits average balance, combined with the decrease in average balance of FHLB borrowings was a significant contributor to lower interest expense in fiscal 2003.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2003 was $727,000 compared to $1.1 million for the year ended March 31, 2002. The fiscal 2003 provision for loan losses exceeded net loan charge-offs by $377,000, resulting in an increase in the allowance for loan losses to $2.7 million. Net charge-offs to average net loans for fiscal 2003 declined to 0.12% from 0.14% for fiscal 2002. The mix of the loan portfolio showed an increase in the balances of commercial, land and commercial real estate loans for fiscal 2003 as compared to fiscal 2002. The reduced balances in fiscal 2003 substandard assets and the reallocation of allowance among different parts of the portfolio offset these increases in loan balances. The reallocation of the allowance resulted from the annual review of the allocation of general allowances for each major loan type based on applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

The allowance for loan losses at March 31, 2003 was $2.7 million, or 0.90% of period end net loans, compared to $2.5 million, or 0.86% of period end net loans, at March 31, 2002. Management considered the allowance for loan losses at March 31, 2003 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio. As a result of the decrease in nonaccrual loans during the year ended March 31, 2002, the ratio of the allowance for loan losses to nonaccrual loans increased to 847.99% at March 31, 2003 from 166.69% at March 31, 2002. This ratio is subject to significant fluctuations from year to year as a result of various factors such as the mix of loan types in the portfolio, economic prospects of the borrowers, and in the case of secured loans, the value and marketability of collateral .

Non-Interest Income.   Non-interest income decreased $2.6 million or 40.0% for
the twelve months ended March 31, 2003 to $3.9 million compared $6.6 million for the same period in 2002. Excluding the fiscal 2003, $2.1 pretax loss on sale of securities and other-than-temporary impairment on equity investments and the fiscal 2002 $863,000 pretax gain on sale of securities, non-interest income increased $388,000 or 6.8% for the year ended March 31, 2003 when compared to the prior year. The fiscal 2003 $162,000 gain on sale of equity securities available for sale was more than offset by the $2.3 million for the write-downs in the amortized cost basis of equity investments where the decline in value was deemed other-than-temporary. These write-downs are non-cash charges that are recorded as realized losses in the income statement, with a corresponding reduction in unrealized losses in shareholders' equity, even though there were no sales of the securities. As such, the write-downs do not impact shareholders' equity or the carrying value of the investments since the investments are marked to market value, in accordance with SFAS No.
115. For the year ended March 31, 2003, fees and service charges increased $556,000 or 15.0% when compared to the year ended March 31, 2002. The increase in fees and service charges is primarily due to the growth in deposit products and mortgage broker fees. Mortgage broker fees (included in fees and service charges) totaled $1.5 million for the year ended March 31, 2003 compared to $1.3 million for the previous year. Mortgage broker commission compensation expense was $1.1 million for the fiscal year ended March 31, 2003 compared to $1.0 million for the fiscal year ended March 31, 2002. Increases in mortgage broker fees and commission compensation expense are a result of the increase in brokered loan production from $188.4 million in 2002 to $200.3 million in 2003. Asset management services income was $742,000 for the year 2003 compared to $745,000 for the year 2002. RAM Corp had $114.8 million in total assets under management at March 31, 2003 compared to $109.8 million at March 31, 2002.

Non-Interest Expense. Non-interest expense increased $955,000, or 6.8%, to $14.9 million for fiscal year 2003 compared to $14.0 million for fiscal year 2002. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2003, salaries and employee benefits, which includes mortgage broker commission compensation, was $8.4 million, or a 8.1% increase over the prior year total of $7.8 million. Full-time equivalent employees increased to 157 at March 31, 2003 from 147 at March 31, 2002.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.0 million for the year ended March 31, 2003 compared to $2.1 million for the year ended March 31, 2002 as a result of lower income before taxes. The effective tax rate for fiscal year 2003 was 31.3% compared to 30.5% for fiscal 2002. Reference is made to Note 14 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

Average Balance Sheet

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using the monthly average balances during such period. Interest income on tax exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $2.2 million, $2.1 million and $1.9 million are included in interest income for the twelve months ended March 31, 2004, 2003 and 2002, respectively.

                                                          Year Ended March 31,
                       -------------------------------------------------------------------------------------
                                    2004                         2003                           2002
                       ---------------------------  ---------------------------  ---------------------------
                                  Interest                     Interest                     Interest
                       Average         and  Yield/  Average         and  Yield/  Average         and  Yield/
                       Balance   Dividends   Cost   Balance   Dividends   Cost   Balance   Dividends   Cost
                       -------   ---------  ------  -------   ---------  ------  -------   ---------  ------
                                                         (Dollars in thousands)
Interest-earning assets:
 Mortgage loans       $145,537    $11,153   7.66%  $173,486    $13,854   7.99%  $195,419     $16,786   8.59%
 Non-mortgage loans    211,352     14,481   6.85    129,254      9,816   7.59     95,004       8,086   8.51
                      --------    ------- ------   --------    ------- ------   --------     ------- ------
  Total net loans (1)  356,889     25,634   7.18    302,740     23,670   7.82    290,423      24,872   8.56

 Mortgage-backed
  securities(2)         13,170        613   4.65     28,615      1,241   4.34     49,575       2,677   5.40
 Investment
  securities(2)         28,283        889   3.14     20,914      1,204   5.76     22,567       1,511   6.70
 Daily interest-
  bearing assets        39,334        372   0.95     22,190        319   1.44     25,583         798   3.12
 Other earning assets    5,849        231   3.93      5,440        329   6.05      5,078         342   6.73
                      --------    ------- ------   --------    ------- ------   --------     ------- ------
  Total interest-
   earning assets      443,525     27,739   6.25    379,899     26,763   7.04    393,226      30,200   7.68

Non-interest-earning
 assets:
 Office properties and
  equipment, net        10,165                       10,060                       10,365
 Other non-interest-
  earning assets        32,400                       17,809                       14,402
                      --------                     --------                     --------
    Total assets      $486,090                     $407,768                     $417,993
                      ========                     ========                     ========

Interest-bearing
 liabilities:
 Regular savings
  accounts            $ 27,534        163   0.59   $ 22,861        182   0.80   $ 19,747         292   1.48
 NOW accounts           97,017        836   0.86     64,916        960   1.48     29,442         215   0.73
 Money market
  accounts              65,176        582   0.89     54,514        692   1.27     53,761       1,307   2.43
 Certificates of
  deposit              132,257      3,062   2.32    109,380      3,642   3.33    133,907       6,915   5.16
                      --------    ------- ------   --------    ------- ------   --------     ------- ------
  Total deposits       321,984      4,643   1.44    251,671      5,476   2.18    236,857       8,729   3.69

 Other interest-
  bearing liabilities   40,000      1,984   4.96     53,174      2,941   5.53     89,499       5,589   6.25
                      --------    ------- ------   --------    ------- ------   --------     ------- ------
  Total interest-
   bearing
   liabilities         361,984      6,627   1.83    304,845      8,417   2.76    326,356      14,318   4.39

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits              57,899                       45,109                       32,529
 Other liabilities       4,390                        3,246                        5,078
                      --------                     --------                     --------
  Total liabilities    424,273                      353,200                      363,963
 Shareholders' equity   61,817                       54,568                       54,030
                      --------                     --------                     --------
    Total liabilities
     and shareholders'
     equity           $486,090                     $407,768                     $417,993
                      ========                     ========                     ========

Net interest income               $21,112                      $18,346                       $15,882
                                  =======                      =======                       =======

Interest rate spread                        4.42%                        4.28%                         3.29%
                                          ======                       ======                        ======

Net interest margin                         4.76%                        4.83%                         4.04%
                                          ======                       ======                        ======

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                              122.53%                      124.62%                       120.49%
                                          ======                       ======                        ======

Tax Equivalent
 Adjustment                       $   155                      $   302                       $   360
                                  =======                      =======                       =======

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.



Yields Earned and Rates Paid

The following table sets forth for the periods and at the date indicated the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets on a tax equivalent basis.

                               At March 31,        Year Ended March 31,
                               ------------    ----------------------------
                                   2004         2004      2003        2002
                                  ------       ------    ------      ------
Weighted average yield earned on:
 Total net loans (1)               6.39%        6.53%     7.13%       7.91%
 Mortgage-backed securities        4.06         4.65      4.34        5.40
 Investment securities             3.40         3.14      5.76        6.70
 All interest-earning assets (1)   5.70         5.73      6.49        7.19

Weighted average rate paid on:
 Deposits                          1.20         1.44      2.18        3.69
 FHLB advances and other
  borrowings                       4.88         4.96      5.53        6.25
 All interest-bearing liabilities  1.52         1.83      2.76        4.39

Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities)(1)                   4.18         3.90      3.73        2.81

Net interest margin (net
 interest income(expense) as a
 percentage of average interest-
 earning assets)(1)                4.53         4.23      4.28        3.56

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



                                                           Year Ended March 31,
                                    ---------------------------------------------------------------------
                                             2004 vs 2003                        2003 vs 2002
                                    ------------------------------        -------------------------------
                                    Increase (Decrease)                   Increase (Decrease)
                                          Due to            Total              Due To             Total
                                    ----------------       Increase       ----------------       Increase
                                    Volume      Rate      (Decrease)      Volume      Rate      (Decrease)
                                    ------      ----       --------       ------      ----       --------
                                                               (In thousands)
Interest Income:
 Mortgage loans                   $ (2,160)   $  (541)    $ (2,701)     $ (1,803)  $ (1,129)    $ (2,932)
 Non-mortgage loans                  5,706     (1,040)       4,666         2,468       (738)       1,730
 Mortgage-backed securities           (713)        85         (628)         (980)      (456)      (1,436)
Investment securities (1)              340       (655)        (315)         (106)      (201)        (307)
Daily interest-bearing                 188       (135)          53           (95)      (384)        (479)
Other earning assets                    23       (122)         (99)           28        (41)         (13)
                                  --------    -------     --------      --------   --------     --------
  Total interest income              3,384     (2,408)         976          (488)    (2,949)      (3,437)
                                  --------    -------     --------      --------   --------     --------

Interest Expense:
Regular savings accounts                33        (52)         (19)           57       (167)        (110)
NOW accounts                           368       (492)        (124)          403        342          745
Money market accounts                  119       (229)        (110)           18       (634)        (616)
Certificates of deposit                668     (1,248)        (580)       (1,114)    (2,159)      (3,273)
Other interest-bearing liabilities    (675)      (282)        (957)       (2,065)      (582)      (2,647)
                                  --------    -------     --------      --------   --------     --------
  Total interest expense               513     (2,303)      (1,790)       (2,701)    (3,200)      (5,901)
                                  --------    -------     --------      --------   --------     --------

  Net interest income (1)         $  2,871    $  (105)    $  2,766      $  2,213   $    251     $  2,464
                                  ========    =======     ========      ========   ========     ========

(1) Taxable equivalent


Asset and Liability Management

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to four- family mortgage loans with terms of more than 15 years. However, the Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans or purchase of adjustable rate mortgage-backed securities for its portfolio; growing commercial, consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Company has experienced a change in the mix of loans, deposits and FHLB advances.

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short-term adjustable assets. At March 31, 2004, ARM loans and adjustable rate mortgage-backed securities constituted $217.9 million, or 62.8%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. This compares to ARM loans and adjustable rate mortgage-backed securities at March 31, 2003 that totaled $195.2 million, or 65.3%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $133.5 million at March 31, 2004, including $3.4 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $130.3 million and produced loan servicing income of $158,000 for the year ended March 31, 2004. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate consumer, commercial, construction and other loans totaled $276.7 million or 65.8% of total gross loans at March 31, 2004 as
compared to $203.3 million or 60.0% at March 31, 2003.   At March 31, 2004,
the construction, commercial, consumer and other loan portfolios amounted to $93.0 million, $57.8 million, $28.5 million and $196.4 million, or 22.1%, 13.8%, 6.8% and 46.7% of total gross loans, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2004, the combined portfolio carried at $33.6 million had an average term to repricing or maturity of 10.56 years, excluding equity securities. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Following are the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2003.

                               At December 31, 2003
           -------------------------------------------------------------------
               Net Portfolio Value               Net Portfolio Value as a
           -----------------------------    ----------------------------------
Change      Dollar    Dollar     Percent    Percent of Present Value of Assets
In Rates    Amount    Change     Change     NPV Ratio           Change
--------   -------    ------     -------    ---------          --------
               (Dollars in thousands)

 300  bp   $77,263     $295         0%        14.59%               8 bp
 200  bp    77,666      698        +1         14.64              +14 bp
 100  bp    77,717      749        +1         14.64              +13 bp
   0  bp    76,968        -         -         14.51                  -
(100) bp    75,552   (1,417)       (2)        14.25             (26) bp
(200) bp(1)      -        -         -                -               -
(300) bp(1)      -        -         -                -               -

   (1) No minus 200-300 bp because the 3-month treasury bill was 0.95% at December 31, 2003.

For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2003 would increase the Company's NPV by approximately $749,000, or 1%, at that date. At December 31, 2002, an instantaneous 100 basis point increase in market interest rates would have increased the Company's NPV by approximately $497,000, or 1%, at that date. The $497,000 increase in the reduction of NPV to $749,000 at December 31, 2003 is the result of the impact of more adjustable loan balances in the loan portfolio at December 31, 2003 as compared to December 31, 2002.

Certain assumptions used by the OTS in assessing the interest rate risk of savings associations within its region were used in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2004, cash totaled $47.9 million, or 9.2%, of total assets. The Bank has a 35% of total assets line of credit with the FHLB-Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2004, the Bank had $40.0 million of outstanding advances from the FHLB-Seattle under an available credit facility of $180.3 million, limited to available collateral.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2004, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 17.89%.

The Company's primary investing activity is the origination of loans. During the years ended March 31, 2004, 2003 and 2002, the Company originated $375.8 million, $298.4 million and $273.9 million of loans, respectively. At March 31, 2004, the Company had outstanding mortgage loan commitments of $3.6 million and undisbursed balance of mortgage loans closed of $31.2 million. Consumer loan commitments totaled $1.4 million and unused lines of consumer credit totaled $18.6 million at March 31, 2004. Commercial real estate loan commitments totaled $3.4 and undisbursed balance of commercial real estate loans closed was $13.9 million at March 31, 2004. Commercial loan commitments totaled $600,000 and unused commercial lines of credit totaled $29.4 million at March 31, 2004. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2004 totaled $86.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

At March 31, 2004, scheduled maturities of certificates of deposit, FHLB advances, commitments to originate loans, undisbursed loan funds, unused lines of credit, standby letters of credit and future operating minimum lease commitments were as follows:



                          Within       1-3       4-5        Over      Total
(In thousands)            1 year     Years     Years     5 Years     Balance
                          ------     -----     -----     -------     -------
Certificates of deposit $ 86,272    $32,422   $10,241    $ 3,574     $132,509
FHLB advances                  -     35,000     5,000          -       40,000
Commitments to originate
 loans
  Adjustable               7,886          -         -          -        7,886
  Fixed                    1,090          -         -          -        1,090
Undisbursed loan funds,
 unused lines of credit
 and standby letters of
 credit                   85,649      7,647         -          -       93,296
Operating leases             891      1,629     1,531      2,393        6,444
                        --------    -------   -------    -------     --------
  Total other contractual
   obligations          $181,788    $76,698   $16,772    $ 5,967     $281,225
                        ========    =======   =======    =======     ========

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

The increase in interest rates during the fiscal year 2004 has created an interest rate environment that caused the demand for fixed rate single family loans and repayment of existing single family mortgage loans and mortgage-backed securities to be less than in prior year. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The decrease in the cash flows from operating activities of loans sold to $50.4 million for the fiscal 2004 compared to $55.8 million for fiscal 2003 reflects this strategy under the changing interest rate environment.

The Bank has experienced growth in deposit accounts due to organic growth and the $105.1 million of deposits acquired in the acquisition of Today's Bancorp. The schedule Deposit Flows on page 23 reflects this net increase in cash flows from deposits of $88.4 million for fiscal 2004 as compared to a $61.1 million increase in net cash flows for the same period in the prior year. The higher interest rate certificates of deposit have been allowed to runoff.

Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB borrowings. At March 31, 2004 advances from FHLB totaled $40.0 million and the Bank had additional borrowing capacity available of $140.3 million from the FHLB, subject to collateral limitations. At March 31, 2004 the Bank's available borrowing line subject to collateral limitations was $40.6 million.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2004, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.81%, 9.81% and 12.78%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This SFAS establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the SFAS was effective July 1, 2003, and implementation had no significant impact on the consolidated financial statements.

In December 2003, the FASB issued Interpretation ("FIN") No. 46 Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. For the Company, the provisions of FIN No. 46 are effective for the year ending March 31, 2005 and implementation is not expected to have a significant impact on the consolidated financial statements.

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

Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to four- family mortgage loans with terms of more than 15 years. Interest rates on residential one- to four- family mortgage loan applications are typically locked during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2004. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.




                                                   One     After     After
                                      Within      Year   3 Years   5 years    Beyond
                             Average     One      to 3      to 5     to 10        10               Fair
                              Rate      Year     Years     Years     Years     Years     Total     Value
                             -------  ------     -----   -------   -------    ------    -------    -----
                                                (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable              6.39%  $229,888  $105,958   $59,485   $15,871   $9,124   $420,326   $429,905
Mortgage-backed securities    4.06      6,255     2,087     4,782         -        -     13,124     13,198
Investments and other
 interest-earning assets      2.15     52,647     8,664     1,173     1,243    1,490     65,217     65,217
FHLB stock                    3.93      1,207     2,414     2,414         -        -      6,035      6,035

Interest-Sensitive
 Liabilities:
NOW accounts                  0.20     13,144    26,287    26,287         -        -     65,718     65,718
High-yield checking           1.30      9,934    19,867    19,867         -        -     49,668     49,668
Non-interest checking
 accounts                        -     12,380    24,761    24,761         -        -     61,902     61,902
Savings accounts              0.55      5,867    11,734    11,734         -        -     29,335     29,335
Money market accounts         0.95     13,997    27,994    27,994         -        -     69,985     69,985
Certificate accounts          2.49     86,272    32,422    10,241     3,518       56    132,509    131,890
FHLB advances                 4.88     35,000         -     5,000         -        -     40,000     42,011

Off-Balance Sheet Items:

Commitments to extend
 credit                          -      8,963         -         -         -        -      8,963      8,963
Unused lines of credit           -     93,123         -         -         -        -     93,123     93,123



Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2004, 2003 and 2002 Independent Auditor's Reports

TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                     Page

Independent Auditor's Reports                                         61

Consolidated Balance Sheets as of March 31, 2004 and 2003             63

Consolidated Statements of Income for the Years Ended March 31,
2004, 2003 and 2002                                                   64


Consolidated Statements of Shareholders' Equity for the Years Ended
March 31, 2004, 2003 and 2002                                         65


Consolidated Statements of Cash Flows for the Years Ended March 31,
2004, 2003 and 2002                                                   66

Notes to Consolidated Financial Statements                            67

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/ McGladrey & Pullen LLP


Tacoma, Washington
April 23, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2003, and the results of their operations and their cash flows the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP


Portland, Oregon
May 2, 2003

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003

(In thousands, except share data)                         2004          2003
----------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $32,334
 and $42,464)                                         $  47,907    $  60,858
Loans held for sale                                         407        1,501
Investment securities available for sale, at fair
 value (amortized cost of $32,751 and $20,265)           32,883       20,426
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,591 and $3,403)         2,517        3,301
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $10,417 and $12,669)      10,607       13,069
Loans receivable (net of allowance for loan losses
 of $4,481 and $2,739)                                  381,127      300,310
Real estate owned                                           742          425
Prepaid expenses and other assets                         1,289        1,052
Accrued interest receivable                               1,786        1,492
Federal Home Loan Bank stock, at cost                     6,034        5,646
Premises and equipment, net                               9,735        9,505
Deferred income taxes, net                                2,736        1,321
Mortgage servicing rights, net                              624          629
Goodwill                                                  9,214            -
Core deposit intangible, net                                758          369
Bank owned life insurance                                12,121            -
                                                      ---------    ---------

TOTAL ASSETS                                          $ 520,487    $ 419,904
                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                      $ 409,115    $ 320,742
Accrued expenses and other liabilities                    5,862        4,364
Advance payments by borrowers for taxes and insurance       328          287
Federal Home Loan Bank advances                          40,000       40,000
                                                      ---------    ---------
     Total liabilities                                  455,305      365,393

COMMITMENTS AND CONTINGENCIES                                 -            -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                     -            -
Common stock, $.01 par value; 50,000,000 authorized,
 issued and outstanding:
  2004 - 4,974,979 issued, 4,777,911 outstanding             50           46
  2003 - 4,585,543 issued, 4,358,704 outstanding
Additional paid-in capital                               40,187       33,525
Retained earnings                                        26,330       22,389
Unearned shares issued to employee stock ownership trust (1,598)      (1,804)
Unearned shares held by the management recognition
 and development plan                                         -          (15)
Accumulated other comprehensive income                      213          370
                                                      ---------    ---------
     Total shareholders' equity                          65,182       54,511
                                                      ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 520,487    $ 419,904
                                                      =========    =========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands, except share data)                 2004       2003       2002
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans receivable          $ 25,634  $ 23,670   $ 24,872
 Interest on investment securities                   478       200        327
 Interest on mortgage-backed securities              613     1,241      2,677
 Other interest and dividends                        859     1,350      1,964
                                                --------  --------   --------
   Total interest income                          27,584    26,461     29,840
                                                --------  --------   --------

INTEREST EXPENSE:
 Interest on deposits                              4,643     5,475      8,729
 Interest on borrowings                            1,984     2,942      5,589
                                                --------  --------   --------
   Total interest expense                          6,627     8,417     14,318
                                                --------  --------   --------
 Net interest income                              20,957    18,044     15,522
  Less provision for loan losses                     210       727      1,116
                                                --------  --------   --------
 Net interest income after provision for
  loan losses                                     20,747    17,317     14,406
                                                --------  --------   --------

NON-INTEREST INCOME:
 Fees and service charges                          4,324     4,263      3,707
 Asset management fees                               906       742        745
 Gain on sale of loans held for sale                 954     1,552      1,067
 (Loss) gain on sale/impairment of securities          -    (2,138)       863
 Gain on sale of other real estate owned              49        55         34
 Loan servicing income (expense)                     158      (619)        57
 Gain on sale of land and fixed assets                 3         -          4
 Bank owned life insurance                           121         -          -
 Other                                                74        83         74
                                                --------  --------   --------
   Total non-interest income                       6,589     3,938      6,551
                                                --------  --------   --------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                    9,910     8,395      7,763
 Occupancy and depreciation                        2,900     2,481      2,199
 Data processing                                     917       834        776
 Amortization of core deposit intangible             430       327        327
 Advertising and marketing expense                   772       605        540
 FDIC insurance premium                               64        47         51
 State and local taxes                               426       383        402
 Telecommunications                                  269       225        259
 Professional fees                                   501       399        346
 Other                                             1,383     1,212      1,290
                                                --------  --------   --------
   Total non-interest expense                     17,572    14,908     13,953
                                                --------  --------   --------
INCOME BEFORE FEDERAL INCOME TAXES                 9,764     6,347      7,004
PROVISION FOR FEDERAL INCOME TAXES                 3,210     1,988      2,136
                                                --------  --------   --------
NET INCOME                                      $  6,554  $  4,359   $  4,868
                                                ========  ========   ========

Earnings per common share:
  Basic                                         $   1.41  $   1.00   $   1.06
  Diluted                                           1.39      0.99       1.06
Weighted average number of shares outstanding:
  Basic                                        4,640,485 4,365,855  4,572,253
  Diluted                                      4,714,329 4,424,733  4,612,468

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands, except share data)

                                                              Unearned
                                                                Shares
                                                             Issued to
                                                              Employee   Unearned     Accumulated
                      Common Stock   Additional                  Stock     Shares          Other
                   -----------------    Paid-In    Retained  Ownership  Issued to  Comprehensive
                    Shares    Amount    Capital    Earnings      Trust       MRDP   Income (Loss)    Total
                   --------   ------  ---------    --------   --------   --------   ------------    -------
Balance March 31,
 2001             4,655,040   $   50   $38,687      $17,349   $ (2,217)  $  (762)      $  (386)    $ 52,721
 Cash Dividends
  ($0.44 per
  share)                  -        -         -       (2,009)         -         -             -       (2,009)
 Exercise of
  stock options      22,345        -        91            -          -         -             -           91
 Stock repurchased
  and retired      (268,700)      (3)   (3,120)           -          -         -             -       (3,123)
 Earned ESOP
  shares             24,633        -        77            -        207         -             -          284
 Earned MRDP
  shares             25,138        -       (10)           -          -       544             -          534
                 ----------   ------  --------     --------   --------     -----        ------      -------
                  4,458,456       47    35,725       15,340     (2,010)     (218)         (386)      48,498

Comprehensive
 income:
 Net income               -        -         -        4,868          -         -             -        4,868
 Other comprehensive
  income:
  Unrealized holding
   gain on
   securities of
   $881 (net of $454
   tax effect) less
   reclassification
   adjustment for net
   gains included
   in net income of
   $570 (net of $293
   tax effect)            -        -         -            -          -         -           311          311
                                                                                                    -------

Total comprehensive
 income                   -        -         -            -          -         -             -        5,179
                 ----------   ------  --------     --------   --------     -----        ------      -------

Balance March 31,
 2002             4,458,456       47    35,725       20,208     (2,010)     (218)          (75)      53,677

 Cash dividends
  ($0.50 per
  share)                  -        -         -       (2,178)         -         -             -       (2,178)
 Exercise of
  stock options      46,577        -       417            -          -         -             -          417
 Stock repurchased
  and retired      (196,100)      (1)   (2,881)           -          -         -             -       (2,882)
 Earned ESOP
  shares             24,633        -       166            -        206         -             -          372
 Tax benefit, stock
  option and MDRP         -        -        98            -          -         -             -           98
 Earned MRDP
  shares             25,138        -         -            -          -       203             -          203
                 ----------   ------  --------     --------   --------     -----        ------      -------
                  4,358,704       46    33,525       18,030     (1,804)      (15)          (75)      49,707

Comprehensive
 income:
 Net income               -        -         -        4,359          -         -             -        4,359
 Other comprehensive
  income:
  Unrealized holding
   loss on
   securities of
   $966 (net of $498
   tax effect) less
   reclassification
   adjustment for
   net losses
   included in net
   income of $1,411
   (net of $727 tax
   effect)                -        -         -           -           -         -           445          445
                                                                                                    -------
Total comprehensive
 income                   -        -         -           -           -         -             -        4,804
                 ---------    ------  -------      -------    --------     -----        ------      -------

Balance March 31,
 2003            4,358,704        46   33,525       22,389      (1,804)      (15)          370       54,511

 Cash dividends
  ($0.56 per
  share)                 -         -        -       (2,613)          -         -             -       (2,613)
 Exercise of
  stock options     40,281         1      484            -           -         -             -          485
 Stock repurchased
  and retired      (81,500)       (1)  (1,509)           -           -         -             -       (1,510)
 Stock issued in
  connection with
  acquisition
  (Note 2)         430,655         4    7,343                                                         7,347
 Earned ESOP
  shares            24,633         -      271            -         206         -             -          477
 Tax benefit,
  stock option
  and MDRP               -         -       73            -           -         -             -           73
 Earned MRDP
  shares             5,138         -        -            -           -        15             -           15
                 ---------    ------  -------      -------    --------     -----        ------      -------
                 4,777,911        50   40,187       19,776      (1,598)        -           370       58,785

Comprehensive
 income:
 Net income              -         -        -        6,554           -         -             -        6,554
 Other comprehensive
  income:
  Unrealized holding
   loss on
   securities of
   $157 (net of $81
   tax effect)           -         -        -            -           -         -          (157)        (157)
                                                                                                    -------

Total comprehensive
 income                  -         -        -            -           -         -             -        6,397
                 ---------    ------  -------      -------    --------     -----        ------      -------

Balance March 31,
 2004            4,777,911    $   50  $40,187      $26,330    $ (1,598)    $   -        $  213      $65,182
                 =========    ======  =======      =======    ========     =====        ======      =======

See notes to consolidated financial statements.



RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands)                                    2004       2003      2002
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $   6,554  $   4,359  $   4,868
Adjustments to reconcile net income to cash
 provided by operating activities:
 Depreciation and amortization                    2,157      2,108      1,623
 Mortgage servicing rights valuation adjustment    (307)       320         44
 Provision for loan losses                          210        727      1,116
 Provision (benefit) for deferred income taxes      421       (942)        89
 Noncash expense related to ESOP                    477        372        284
 Noncash expense related to MRDP                     15        203        544
 Noncash expense related to REO donation             61          -          -
 Increase (decrease) in deferred loan
  origination fees, net of amortization             759        728        (79)
 Federal Home Loan Bank stock dividend             (229)      (329)      (342)
 Origination of loans held for sale             (50,472)   (55,771)   (36,959)
 Proceeds from sales of loans held for sale      51,700     56,311     35,686
 Net (gain) loss on loans held for sale, sale
  of real estate owned, mortgage-backed
  securities, investment securities and premises
  and equipment                                    (852)       582     (1,941)
 Changes in assets and liabilities:
  Increase (decrease) in prepaid expenses and
   other assets, net of acquisition                  69       (463)       866
  Increase (decrease) in accrued interest
   receivable                                      (294)       280        417
  Increase in accrued expenses and other
   liabilities, net of acquisition                  521        173          2
                                              ---------  ---------  ---------
     Net cash provided by operating activities   10,790      8,658      6,218
                                              ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                             (325,366)  (242,620)  (236,904)
 Principal repayments/refinance on loans        329,443    227,101    203,466
 Proceeds from call, maturity, or sale of
  investment securities available for sale        6,250      1,518      2,500
 Principal repayments on investment securities
  available for sale                                  -          -      4,641
 Purchase of investment securities available
  for sale                                      (12,490)    (5,000)         -
 Purchase of mortgage-backed securities
  available for sale                             (4,937)         -     (4,967)
 Proceeds from sale of mortgage-backed
  securities available for sale                       -          -     25,944
 Principal repayments on mortgage-backed
  securities available for sale                   7,690     23,728     25,754
 Principal repayments on mortgage-backed
  securities held to maturity                       782      1,084      2,017
 Principal repayments on investment securities
  held to maturity                                    -          -        861
 Purchase of premises and equipment                (307)       (33)    (1,835)
 Purchase of Federal Home Loan Bank stock             -          -       (543)
 Acquisition, net of cash received                7,206          -          -
 Additions to real estate owned                    (546)         -          -
 Purchase of bank-owned life insurance          (12,000)         -          -
 Proceeds from sale of real estate owned and
  premises and equipment                            749      1,915      2,264
                                              ---------  ---------  ---------
     Net cash (used in) provided by
      investing activities                       (3,526)     7,693     23,198
                                              ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) increase in deposit accounts    (16,740)    61,052    (35,833)
 Dividends paid                                  (2,490)    (2,126)    (2,009)
 Repurchase of common stock                      (1,510)    (2,882)    (3,123)
 Proceeds from Federal Home Loan Bank advances        -      5,000     23,300
 Repayment of Federal Home Loan Bank advances         -    (39,500)   (28,300)
 Net increase in advance payments by borrowers       40         54         15
 Proceeds from exercise of stock options            485        417         91
                                              ---------  ---------  ---------
     Net cash (used in) provided by financing
      activities                                (20,215)    22,015    (45,859)
                                              ---------  ---------  ---------

NET (DECREASE) INCREASE IN CASH                 (12,951)    38,366    (16,443)
CASH, BEGINNING OF YEAR                          60,858     22,492     38,935
                                              ---------  ---------  ---------
CASH, END OF YEAR                             $  47,907  $  60,858  $  22,492
                                              =========  =========  =========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest                                     $   6,741  $  8,666   $  14,610
 Income taxes                                     3,070     2,912       2,025

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Mortgage loans securitized and classified as
  mortgage-backed securities available
  for sale                                    $       -  $      -   $  40,347
 Transfer of loans to real estate owned             340     1,527       2,373
 Dividends declared and accrued in other
  liabilities                                       668       545         494
 Fair value adjustment to securities
  available for sale                               (238)      674         472
 Income tax effect related to fair value
  adjustment                                         81      (229)       (161)
 Common stock issued upon business combination    7,347         -           -

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary (the "Company") include all he accounts of Riverview Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority owned subsidiary, Riverview Asset Management Corp. All inter-company transactions and balances have been eliminated in consolidation.

Nature of Operations - The Bank is a thirteen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, other consumer and commercial loans, investment securities and mortgage-backed securities.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"), requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights, goodwill, core deposit intangibles and deferred tax assets.

Loans - Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for loan losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity or available for sale due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity. Securities available for sale are reported at fair value. Unrealized gains and losses, net of related deferred tax effect, are reported as net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Real Estate Owned ("REO") - REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal.

Subsequently, properties are evaluated and for any additional declines in value, the Company writes down the REO directly and charges operations for the diminution in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

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

A provision for loan losses is charged against income and is added to the allowance for loan losses based on regular assessments of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan loses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Federal Home Bank Loan Bank Stock   The Bank, as a member of Federal Home Loan
Bank (FHLB), is required to maintain an investment in capital stock of the FHLB in an amount equal to or greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

Allowance for Unfunded Loan Commitments - The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against the allowance for loan losses.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings. Depreciation is generally computed on the straight-line method over the estimated useful lives as follows:

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

Gains or losses on sales of loans held for sale are recognized at the time of the sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights ("MSR's") acquired through either the purchase of MSR's, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale the total cost of the mortgage loans designated for sale is allocated to mortgage loans with and without MSR's based on their relative fair values. The MSR's are included as a component of gain on sale of loans. The MSR's are amortized in proportion to and over the estimated period of the net servicing life. This amortization is reflected as a component of loan servicing income (expense).

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

The Company records its originated mortgage servicing rights at fair values in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSR's and the loans (without the MSR's) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio. The Company is amortizing the MSR's assets, which totaled $624,000 and $629,000 at March 31, 2004 and 2003, respectively, over the period of estimated net servicing income.

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

Goodwill - Goodwill represents costs in excess of net assets acquired, and will be evaluated annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Core Deposit Intangible - The core deposit intangible is being amortized to non-interest expense using a straight line method and an accelerated method, (based on expected attrition and cash flows of core deposit accounts purchased) over ten years.

Advertising and Marketing Expense - Cost incurred for advertising, merchandising, market research, community investment, travel and business development are classified as marketing expense and are expensed as incurred.

Income Taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return. The Bank provides for income taxes separately and remits to the Company amounts currently due.

Trust Assets - Assets held by Riverview Asset Management Corporation in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $134.7 million and $114.8 million were held in trust as of March 31, 2004 and 2003, respectively.

Earnings Per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure include dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company's stock options and the shares issued under the Company's Management Recognition and Development Plan ("MRDP").

Cash and Cash Flows - Cash includes amounts on hand, due from banks and interest-earning deposits in other banks. Cash flows from interest-earning deposits in other banks and deposits are reported net.

Stock-Based Compensation - At March 31, 2004, the Company had two stock option plans, which are described further in Note 15. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                      Risk Free        Expected      Expected      Expected
                  Interest Rate       Life (yrs)   Volatility     Dividends
                  -------------       ---------    ----------     ---------

Fiscal 2004            4.00%            10.00         31.02%        3.07%
Fiscal 2003            4.01%             5.42         31.59%        3.23%
Fiscal 2002            5.14%             6.15         33.67%        2.92%

The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average grant-date fair value of 2004, 2003 and 2002 awards was $5.47, $3.54 and $2.87, respectively. Only stock options are considered in this calculation and not MRDP shares. If the accounting provisions of the SFAS No. 123 had been adopted, the effect on 2004, 2003 and 2002 net income would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                                           Year ended March 31,
                                       --------------------------------
                                        2004         2003         2002
                                       ------       ------       ------
Net income:
  As reported                          $6,554       $4,359       $4,868
  Deduct: Total stock based
  compensation expense determined
  under fair value based method for
  all options, net of related tax
  benefit                                 109          180          228
  Pro forma                             6,445        4,179        4,640
Earnings per common share - basic:
  As reported                           $1.41        $1.00        $1.06
  Pro forma                              1.39         0.96         1.01
Earnings per common share -
 fully diluted:
  As reported                           $1.39        $0.99        $1.06
  Pro forma                              1.37         0.94         1.01



Employee Stock Ownership Plan ("ESOP") - The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of additional paid in capital and paid directly to plan participants or distributed directly to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Reclassification - Certain 2003 and 2002 amounts have been reclassified in order to conform to the 2004 presentation, with no impact on net income or shareholders' equity as previously reported.

Business segments - The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of March 31, 2004, 2003 and 2002.

Acquisitions - Acquisitions are accounted for under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values. The results of operations subsequent to the date of acquisition are included in the consolidated financial statements of the Company.

Recently Issued Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendments of Statement No. 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have any impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This SFAS establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the SFAS was effective July 1, 2003, and implementation had no significant impact on the consolidated financial statements.

In December 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 establishes accounting guidance for consolidation of variable interest entities ("VIE") that function to support the activities of the primary beneficiary. For the Company, the provisions of FIN No. 46 are effective for the year ending March 31, 2005 and implementation is not expected to have a significant impact on the consolidated financial statements.

2. ACQUISITION

On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. ("Today's Bancorp"). Each share of Today's Bancorp was exchanged for
0.826 shares of the Company's common stock, or $13.64 in cash, or a combination thereof, resulting in the issuance of 430,655 new shares. Total stock and cash consideration for Today's Bancorp's was $17.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Today's Bancorp were recorded at their respective fair values. Core deposit intangible is being amortized using an accelerated method over ten years. Goodwill, the excess of the purchase price over net fair value of the assets and liabilities acquired was recorded at $9.2 million. The goodwill is not tax deductible because this was a nontaxable transaction. The purchased assets and assumed liabilities were recorded as follows: (dollars in thousands):

          Assets
          ------
           Cash                                   $  17,054
           Investments                                6,895
           Building and equipment                     1,130
           Loans                                     85,427
           Core deposit intangible                      820
           Goodwill                                   9,214
           Other, net                                 1,768
                                                  ---------
          Total Assets                              122,308

          Liabilities
          -----------

          Deposits                                $(105,113)
                                                  ---------

          Net Acquisition costs                   $  17,195

          Less:

          Stock issued in acquisition                (7,347)

          Cash Acquired                             (17,054)
                                                  ---------
          Cash used in acquisition, net
           of cash acquired                       $   7,206
                                                  =========

The following unaudited pro forma financials for the twelve months ended March 31, 2004 and 2003 assumes that the Today's Bancorp acquisition occurred as of April 1, 2002, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.

                                   Pro Forma Financial Information for
                                    the Twelve Months Ended March 31,
                                           2004           2003
                                   -----------------------------------
                                              (in thousands)
         Net Interest Income             $ 22,037       $ 23,276
         Non-interest Income                6,687          4,270
         Non-interest Expense              18,945         18,447
         Net Income                      $  6,698       $  3,546
          Earnings per common share:
            Basic                        $   1.41       $   1.00
            Diluted                          1.39           0.99

3. RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended March 31, 2004 and 2003 were approximately $832,000 and $9.1 million, respectively.

4. INTEREST RATE RISK MANAGEMENT

The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") advances and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2004 and 2003, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and advances from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and actively monitors such risk and manages it to the extent practicable.

5. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                             Gross        Gross  Estimated
                           Amortized    Unrealized   Unrealized       Fair
                                 Cost        Gains       Losses      Value
                           ---------    ----------   ----------  ---------
March 31, 2004
--------------
Trust Preferred            $   5,000    $      19     $      -   $   5,019
Agency securities             11,000          194            -      11,194
Equity securities             12,700            -         (300)     12,400
Municipal bonds                4,051          219            -       4,270
                           ---------    ---------     --------   ---------
  Total                    $  32,751    $     432     $   (300)  $  32,883
                           =========    =========     ========   =========

March 31, 2003
--------------
Trust Preferred            $   5,000    $       -     $    (25)  $   4,975
Equity securities             12,700            -            -      12,700
Municipal bonds                2,565          186            -       2,751
                           ---------    ---------     --------   ---------
  Total                    $  20,265    $     186     $    (25)  $  20,426
                           =========    =========     ========   =========

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2004 are as follows (in thousands):

                                           12 months
                  Less than 12 months      or longer            Total
                  ---------------------------------------------------------
Description of      Fair  Unrealized    Fair  Unrealized   Fair  Unrealized
 Securities        Value      Losses   Value      Losses  Value     Losses
                  ------  -----------  -----  ----------  -----  ----------
Equity
 securities      $12,400     $(300)    $   -    $     -  $12,400   $(300)
                 -------     -----     -----    -------  -------   -----
  Total
   temporarily
   impaired
   securities    $12,400     $(300)    $   -    $     -  $12,400   $(300)
                 =======     =====     =====    =======  =======   =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The contractual maturities of investment securities available for sale are as follows (in thousands):

                                           Amortized       Estimated
                                                Cost      Fair Value
                                          ----------     ------------
March 31, 2004
Due after one year through five years     $   12,414      $   12,731
Due after five years through ten years           530             587
Due after ten years (1)                       19,807          19,565
                                          ----------      ----------
  Total                                   $   32,751      $   32,883
                                          ==========      ==========

(1) Includes equity securities amortized cost of $12,700 and estimated fair value of $12,400.

Investment securities with an amortized cost of $16.5 million and $12.7 million and a fair value of $16.3 million and $12.7 million at March 31, 2004 and March 31, 2003, respectively, were pledged as collateral for advances at the FHLB. Investment securities with an amortized cost of $753,000, and a fair value of $760,000 at March 31, 2003 were pledged as collateral for government public funds held by the Bank. The Bank pledged investment securities with an amortized cost of $500,000 and a fair value of $504,000 at March 31, 2004, as collateral for treasury tax and loan funds.

In the fourth quarter of fiscal 2003, the Company recognized a pre-tax other-than-temporary impairment for investments in Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and Federal National Mortgage Association ("FNMA") preferred stock that totaled $2.3 million. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other than temporary, the unrealized loss will be realized as expense on the consolidated income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other than temporary at the end of the fourth quarter of fiscal 2003. Accordingly, the pre-tax other-than-temporary impairment was realized in the income statement, in the amount of $700,000 for FNMA preferred stock and $1.6 million FHLMC preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in fiscal 2003 in the amount of $462,000 for FNMA preferred stock and $1.1 million for FHLMC preferred stock.

The Company realized no gains or losses on sales of investment securities available for sale in fiscal 2004 or fiscal 2002. The Company realized $162,000 in gains on sales of investment securities available for sale in fiscal 2003.

6. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                             Gross        Gross  Estimated
                           Amortized    Unrealized   Unrealized       Fair
                                 Cost        Gains       Losses      Value
                           ---------    ----------   ----------  ---------
March 31, 2004
--------------
Real estate mortgage
 investment conduits        $ 1,802        $  55        $   -     $ 1,857
FHLMC mortgage-backed
 securities                     332            8            -         340
FNMA mortgage-backed
 securities                     383           11            -         394
                            -------        -----        -----     -------
   Total                    $ 2,517        $  74        $   -     $ 2,591
                            =======        =====        =====     =======

March 31, 2003
--------------
Real estate mortgage
 investment conduits        $ 1,803        $  57        $   -     $ 1,860
FHLMC mortgage-backed
 securities                     589           13            -         602
FNMA mortgage-backed
 securities                     909           32            -         941
                            -------        -----        -----     -------
   Total                    $ 3,301        $ 102        $   -     $ 3,403
                            =======        =====        =====     =======

Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $2.2 million and a fair value of $1.9 million and $2.3 million at March 31, 2004 and 2003, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $332,000 and $385,000 and a fair value of $341,000 and $399,000 at March 31, 2004 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):
                                            Amortized      Estimated
March 31, 2004                                   Cost     Fair Value
--------------                              ---------     ----------
Due in one year or less                      $      8       $     8
Due after one year through five years              34            36
Due after five years through ten years              7             8
Due after ten years                             2,468         2,539
                                             --------       -------
   Total                                     $  2,517       $ 2,591
                                             ========       =======

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                             Gross        Gross  Estimated
                           Amortized    Unrealized   Unrealized       Fair
                                 Cost        Gains       Losses      Value
                           ---------    ----------   ----------  ---------
March 31, 2004
--------------
Real estate mortgage
 investment conduits       $  2,943        $  72       $    -    $  3,015
FHLMC mortgage-backed
 securities                   7,086          104            -       7,190
FNMA mortgage-backed
 securities                     388           14            -         402
                           --------        -----       ------    --------
   Total                   $ 10,417        $ 190       $    -    $ 10,607
                           ========        =====       ======    ========

March 31, 2003
--------------
Real estate mortgage
 investment conduits       $  6,327        $ 100       $   (6)   $  6,421
FHLMC mortgage-backed
 securities                   5,811          286            -       6,097
FNMA mortgage-backed
 securities                     531           20            -         551
                           --------        -----       ------    --------
   Total                   $ 12,669        $ 406       $   (6)   $ 13,069
                           ========        =====       ======    ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                            Amortized      Estimated
March 31, 2004                                   Cost     Fair Value
--------------                              ---------     ----------
Due in one year or less                      $     16      $     16
Due after one year through five years           2,722         2,789
Due after five years through ten years          4,736         4,782
Due after ten years                             2,943         3,020
                                             --------      --------
   Total                                     $ 10,417      $ 10,607
                                             ========      ========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $9.9 million and $11.9 million and a fair value of $10.1 million and $12.2 million at March 31, 2004 and March 31, 2003, respectively, were pledged as collateral for advances at the Federal Home Loan Bank, Seattle ("FHLB"). Mortgage-backed securities with an amortized cost of $274,000 and a fair value of $283,000 at March 31, 2003 were pledged as collateral for governmental public funds by the Bank. Mortgage-backed securities available for sale with an amortized cost of $105,000 and $316,000 and a fair value of $111,000 and $327,000 at March 31,
2004 and March 31, 2003, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The Company realized gains on sale of mortgage-backed securities available for sale of $863,000 in fiscal 2002 and none in fiscal year 2004 or 2003. The Company realized no losses on sale of mortgage- backed securities available for sale in fiscal 2004, 2003 and 2002.

7. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                                   March 31,
                                            ---------------------
                                              2004         2003
                                            --------     --------
Residential:
  One- to- four family                      $ 44,194     $ 58,498
  Multi-family                                 5,074        6,313
Construction:
  One- to- four family                        78,094       70,397
  Multi-family                                     -        2,100
  Commercial real estate                       1,453        4,531
Commercial                                    57,702       34,239
Consumer
  Secured                                     26,908       23,458
  Unsecured                                    1,689        1,334
Land                                          27,020       34,630
Commercial real estate                       177,785      101,672
                                            --------     --------
                                             419,919      337,172

Less:
  Undisbursed portion of loans                31,204       31,222
  Deferred loan fees                           3,107        2,901
  Allowance for loan losses                    4,481        2,739
                                            --------     --------
     Loans receivable, net                  $381,127     $300,310
                                            ========     ========

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

Loans receivable including loans held for sale, by maturity or repricing date, were as follows (in thousands):

                                                   March 31,
                                            ---------------------
                                              2004         2003
                                            --------     --------
Adjustable rate loans:
  Within one year                           $181,790     $155,289
  After one but within three years            68,752       29,084
  After three but within five years           26,145       18,662
  After five but within ten years                  -          265
                                            --------     --------
                                             276,687      203,300

Fixed rate loans:
  Within one year                             48,098       34,360
  After one but within three                  37,206       26,647
  After three but within five years           33,340       34,675
  After five but within ten years             15,871       23,540
  After ten years                              9,124       16,151
                                            --------     --------
                                             143,639      135,373
                                            --------     --------
                                            $420,326     $338,673
                                            ========     ========

Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index and reprice a maximum of 2% per year and up to 6% over the life of the loan. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Commercial loans with adjustable rates primarily reprice based on the prime rate.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                      Year Ended March 31,
                                   --------------------------
                                     2004      2003      2002
                                   -------   -------   -------
Beginning balance                  $   315   $   539   $   813
Originations                           753       368       184
Principal repayments                  (336)     (592)     (458)
                                   -------   -------   -------
Ending balance                     $   732   $   315   $   539
                                   =======   =======   =======

8. ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                      Year Ended March 31,
                                   --------------------------
                                     2004      2003      2002
                                   -------   -------   -------
Beginning balance                  $ 2,739   $ 2,537   $ 1,916
Provision for losses                   210       727     1,116
Charge-offs                         (1,182)     (428)     (439)
Recoveries                              91        78        25
Allowance reclassified with
 loan securitization                     -         -       (81)
Allowance transferred from
 Today's Bancorp acquisition         2,639         -         -
Net change in allowance for
 unfunded loan commitments and
 lines of credit                       (16)     (175)        -
                                   -------   -------   -------
Ending balance                     $ 4,481   $ 2,739   $ 2,537
                                   =======   =======   =======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                      Year Ended March 31,
                                   --------------------------
                                     2004      2003      2002
                                   -------   -------   -------
Beginning balance                  $   175   $     -   $     -

Net change in allowance for
 unfunded loan commitments and
 lines of credit                        16       175         -
                                   -------   -------   -------

Ending balance                     $   191   $   175   $     -
                                   =======   =======   =======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets.

At March 31, 2004, 2003 and 2002, the Company's recorded investment in impaired loans was $1.3 million, $323,000 and $1.4 million respectively. None of the impaired loans for March 31, 2004, 2003 or 2002 had specific valuation allowance. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.2 million, $1.1 million, and $1.1 million during the years ended March 31, 2004, 2003 and 2002, respectively. Interest income recognized on impaired loans was $44,000, $56,000 and $20,000 during the years ended March 31, 2004, 2003 and
2002, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2004 and 2003. At March 31, 2002, loans past due 90 days or more and still accruing interest totaled $122,000.

9. PREMISES AND EQUIPMENT, NET

Premises and equipment consisted of the following (in thousands):

                                           March 31,
                                  -------------------------
                                    2004             2003
                                  --------         --------
Land                              $  2,026         $  2,026
Buildings and improvements           7,128            7,008
Leasehold improvements               1,396              927
Furniture and equipment              6,599            5,266
     Subtotal                       17,149           15,227
Less accumulated depreciation
 and amortization                   (7,414)          (5,722)
                                  --------         --------
     Total                        $  9,735         $  9,505
                                  ========         ========

Depreciation expense was $1.1 million, $1.0 million and $1.0 million for years ended March 31, 2004, 2003 and 2002, respectively. The Company is obligated under various noncancelable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):

                            Year ending March 31,
                            ---------------------
                               2005     $  891
                               2006        843
                               2007        786
                               2008        784
                               2009        747
                           After 2009    2,393
                                        ------
                              Total     $6,444
                                        ======

Rent expense was $857,000, $634,000 and $619,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSR's and the related allowance for the periods indicated and other related financial data (in thousands):

                                               March 31,
                                      -------------------------
                                       2004      2003     2002
                                      ------    ------   ------
Balance at beginning of year, net    $   629   $   912   $   447
  Additions                              167       671       704
  Amortization                          (479)     (634)     (195)
  Change in valuation allowance          307      (320)      (44)
                                     -------   -------   -------
Balance end of year, net             $   624   $   629   $   912
                                     =======   =======   =======

Valuation allowance at beginning
 of year                             $   413   $    93   $    49
  Change in valuation allowance         (307)      320        44
                                     -------   -------   -------
Valuation allowance balance at
 end of year                         $   106   $   413   $    93
                                     =======   =======   =======

The Company evaluates MSR's for impairment by stratifying MSR's based on he predominant risk characteristics of the underlying financial assets. At March 31, 2004 and 2003, the MSR's fair value totaled $669,000 and $629,000, respectively. The 2004 fair value was estimated using discount rate and a range of PSA values (The Bond Market Association's standard prepayment values) that ranged from 205 to 1,399.

Amortization expense for the net carrying amount of MSR's at March 31, 2004 is estimated as follows (in thousands):

                              Year ending March 31,
                              ---------------------
                                 2005       $207
                                 2006        136
                                 2007         98
                                 2008         91
                                 2009         72
                              After 2009      20
                                            ----
                                 Total      $624
                                            ====


Mortgage loans serviced for others (in millions):

                                               March 31,
                                      -------------------------
                                       2004      2003     2002
                                      ------    ------   ------

          Total                      $ 133.5   $ 128.2  $ 123.6
                                     =======   =======  =======

The sensitivity analysis in the table below is hypothetical and should be used with caution. As the figures indicate changes, in fair value based on a 25% or 50%, decrease or increase in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities (in thousands):

March 31, 2004

                           5 Year    7 Year     15 Year    30 Year
                         Mortgages  Mortgages  Mortgages  Mortgages   Total
                         ---------  ---------  ---------  ---------   ------
Fair Value of MSR's        $  34     $  108      $  199    $  328     $  669

Impact of changes in PSA

Impact on fair value of
 25% decrease                  6         23          42        80        151
Impact on fair value of
 50% decrease                 15         49         106       203        373
Impact on fair value of
 25% increase                 (3)       (11)        (16)      (39)       (69)
Impact on fair value of
 50% increase                 (6)       (22)        (29)      (72)      (129)

Impact of changes in discount

Future cash flows
 discounted  at              9.00%      9.00%       8.25%     8.25%

Impact on fair value of
 25% decrease              $   3     $    9      $   14    $   23     $   49
Impact on fair value of
 50% decrease                  4         15          23        39         81
Impact on fair value of
 25% increase                  -         (1)         (1)       (7)        (9)
Impact on fair value of
 50% increase                 (1)        (6)         (8)      (20)       (35)

11. CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $758,000 and $369,000 at March 31, 2004 and 2003, respectively. Amortization expense related to the core deposit intangible during the year ended March 31, 2004, 2003 and 2002 totaled $430,000, $327,000 and $327,000, respectively. During the year ended March 31, 2004, the Company had additions to core deposit intangibles totaling $820,000 in connection with the acquisition of Today's Bancorp (See Note 2).

Amortization expense for the net core deposit intangible at March 31, 2004 is estimated to be as follows (in thousands):

                                   Year Ending
                                     March 31,
                                 ----------------
                                 2005       $ 180
                                 2006         116
                                 2007          98
                                 2008          83
                                 2009          71
                              After 2009      210
                                            -----
                                 Total      $ 758
                                            =====

12. DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):


                         Weighted                 Weighted
                          Average     March 31,    Average    March 31,
Account Type                 Rate         2004        Rate        2003
------------             --------     ---------   --------    --------

NOW Accounts:
  Non-interest-bearing     0.00%      $  61,902     0.00%     $  78,464

  Regular                  0.20          65,718     0.35        27,113
  High yield checking      1.30          49,668     1.82        35,537
Money market               0.95          69,984     1.01        53,717
Savings accounts           0.55          29,334     0.75        24,855
Certificates of deposit    2.49         132,509     2.77       101,056
                           ----       ---------     ----     ---------
     Total                 1.20%      $ 409,115     1.33%    $ 320,742
                           ====       =========     ====     =========

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit as of March 31, 2004, mature as follows (in thousands):

                                                Amount
                                               --------
Less than one year                             $ 86,272
One year to two years                            25,726
Two years to three years                          6,696
Three years to four years                         4,699
Four years to five years                          5,542
After five years                                  3,574
                                               --------
   Total                                       $132,509
                                               ========

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC"). Deposits with balances in excess of $100,000 totaled $186.2 million and $138.1 million at March 31, 2004 and 2003, respectively.

Interest expense by deposit type was as follows (in thousands):

                                        Year Ended March 31,
                                   ------------------------------
                                     2004       2003       2002
                                   -------     -------    -------
NOW Accounts:
  Regular                          $   122     $   138    $   211
  High yield checking                  713         821          4
Money market                           583         692      1,307
Savings accounts                       163         182        292
Certificates of deposit              3,062       3,642      6,915
                                   -------     -------    -------
   Total                           $ 4,643     $ 5,475    $ 8,729
                                   =======     =======    =======

13. FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2004, advances from FHLB, totaled $40.0 million with a weighted average interest rate of 4.875%. The fixed rate borrowings of $35.0 million had fixed interest rates ranging from 4.65% to 6.38%. The remaining $5.0 million adjustable rate advance had a weighted average interest rate of 1.26%, which is based on 3 month London Interbank Offered Rate Index ('LIBOR") plus 11 basis points as quoted by the FHLB. The weighted average interest rate for fixed and adjustable rate advances was 4.96%, 5.53% and 6.25% for the years ended March 31, 2004, 2003 and 2002, respectively.

The Bank has a credit line with the FHLB equal to 35% of total assets, limited by available collateral. At March 31, 2004, based on collateral values, the Bank had additional borrowing commitments available of $40.6 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Company, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2004, loans carried at $69.1 million and investments and mortgage-backed securities carried at $16.3 million were pledged as collateral to the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows: 2006 - $15.0 million; 2007 - $20.0 million; and 2008 - $5.0 million.

14.  FEDERAL INCOME TAXES

Federal income tax provision for the years ended March 31 consisted of the following (in thousands):

                              2004        2003        2002
                            -------     -------     -------

             Current        $ 2,789     $ 2,930     $ 2,047
            Deferred            421        (942)         89
                            -------     -------     -------
                 Total      $ 3,210     $ 1,988     $ 2,136
                            =======     =======     =======

A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                            2004       2003      2002
                                            ----       ----      ----
Statutory federal income tax rate           34.0%      34.0%     34.0%
ESOP market value adjustment                 0.9        0.9       0.4
Interest income on municipal securities     (0.4)      (0.6)     (0.7)
Dividend received deduction                 (0.6)      (2.6)     (2.8)
Other, net                                  (1.1)      (0.4)     (0.4)
                                            ----       ----      ----
     Effective federal income tax rate      32.8%      31.3%     30.5%
                                            ====       ====      ====

Taxes related to gains on sales of securities were none, $55,000 and $276,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are as follows (in thousands):

                                                  2004       2003
                                                -------    -------
Deferred tax assets:
Deferred compensation                           $   491    $   436
Loan loss reserve                                 1,589        907
Core deposit intangible                             365        328
Accrued expenses                                    208        137
Accumulated depreciation                             54        129
Net operating loss carryforward                   1,171          -
Net realized loss on securities available
 for sale                                           782        782
Other                                                83         58
                                                -------    -------
     Total deferred tax asset                     4,743      2,777
                                                -------    -------
Deferred tax liabilities:
 FHLB stock dividend                               (934)      (851)
 Tax qualified loan loss reserve                   (360)       (47)
 Purchase accounting                               (247)         -
 Net unrealized gain on securities available
  for sale                                         (109)      (190)
 Other                                             (357)      (368)
                                                -------    -------
     Total deferred tax liability                (2,007)    (1,456)
                                                -------    -------
Deferred tax asset, net                         $ 2,736    $ 1,321
                                                =======    =======

At March 31, 2004, the Company had a taxable temporary difference of approximately $760,000 that arose before 1987 (base-year tax reserve). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

As a result of the acquisition of Today's Bancorp, Inc. net deferred tax assets increased $1.8 million. The Company also has net operating loss carryforwards of approximately $3.4 million for federal tax purposes due to the acquisition of Today's Bancorp, Inc. Utilization of net operating losses, which begin to expire at various times starting in 2019, may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The tax effects of certain tax benefits related to stock options are recorded directly to shareholder's equity.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 2004 or 2003 based upon the Company's anticipated future ability to generate taxable income from operations.

15.  EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches 50% of the employee's elective contribution up to 3% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2004, 2003 and 2002 were $93,000, $88,000 and $76,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred

Compensation Plan based upon a formula relating to gross revenues, which amounted to 7.12%, 7.82%, and 8.32% for the years ended March 31, 2004, 2003 and 2002, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2004 and 2003, the Company's aggregate liability under the plan was $1.4 million and $1.1 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management and certain key individuals. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. The Company has an incentive program for branch managers that is paid to the managers based on the attainment of certain goals. The Company expensed $482,000, $414,000, $360,000 in bonuses during the years ended March 31, 2004, 2003 and 2002, respectively.

Management Recognition and Development Plan - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MDRP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At March 31, 2004, all shares has been issued and full vested. Compensation expense of $15,000, $203,000 and $534,000 was recognized for the years ended March 31, 2004, 2003 and 2002, respectively.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 357,075 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and options vest over five years. At March 31, 2004, there were options for 38,483 shares available for grant under the 1998 plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 229,227 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant and options vest over five years. At March 31, 2004, no options had been granted under the 2003 plan.

Stock option activity is summarized in the following table:

                                                     Weighted
                                                      Average
                                       Number of     Exercise
                                         Shares         Price
                                       ---------     --------
Outstanding March 31, 2001              361,838      $ 11.99
   Grants                                 5,000         9.30
   Options exercised                    (22,345)        4.09
                                        -------      -------
Outstanding March 31, 2002              344,493        12.46
   Grants                                15,000        14.00
   Forfeited                            (50,366)       13.75
   Options exercised                    (46,577)        8.96
                                        -------      -------
Outstanding March 31, 2003              262,550        12.92
   Grants                                23,000        18.30
   Options exercised                    (40,281)       12.02
                                        -------      -------
Outstanding March 31, 2004              245,269      $ 13.57
                                        =======      =======

Additional information regarding options outstanding as of March 31, 2004 is as follows:

                                Options Outstanding     Options Exercisable
                              ----------------------   ----------------------
              Weighted Avg                  Weighted                 Weighted
                 Remaining                   Average                  Average
Range of       Contractual      Number      Exercise      Number     Exercise
Exercise Price  Life (years)  Outstanding     Price    Exercisable     Price
--------------  -----------   -----------   --------   -----------   --------
$8.06 - $12.31     5.74          49,498      $ 10.68     45,298      $ 10.81
13.51 -  13.75     4.72         167,771        13.74    161,771        13.74
14.97 -  19.02     9.16          28,000        17.71      6,600        17.29
                   ----         -------      -------    -------      -------
                   5.43         245,269      $ 13.57    213,699      $ 13.23
                   ====         =======      =======    =======      =======

16.  EMPLOYEE STOCK OWNERSHIP PLAN

The Company ESOP covers all employees with at least one year and 1000 hours of service who are over the age of 21. Shares are released for allocation at the discretion of the Board of Directors and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $477,000, $372,000 and $284,000 for years ended March 31, 2004, 2003 and 2002, respectively.

In conjunction with the Conversion and Reorganization, the Company purchased an additional 285,660 shares equal to eight percent of the total number of shares issued in the offering, for future allocation to eligible participants.

ESOP share activity is summarized in the following table:

                               Fair Value               Allocated
                                       of   Unreleased        and
                               Unreleased         ESOP   Released
                                   Shares       Shares     Shares     Total
                               ----------   ----------  ---------    -------
Balance, March 31, 2001                        270,963    210,329    481,292
Allocation December 31, 2001                   (24,633)    24,633          -
                                               -------    -------
Balance, March 31, 2002        $3,077,000      246,330    234,962    481,292
                                                                     -------
Allocation December 31, 2002                   (24,633)    24,633          -
                                               -------    -------
Balance, March 31, 2003        $3,490,000      221,697    259,595    481,292
                                                                     -------
Allocation December 31, 2003                   (24,633)    24,633          -
                                               -------    -------
Balance, March 31, 2004        $4,083,000      197,064    284,228    481,292
                                               =======    =======    -------

17.  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2004 or 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2004.

As of March 31, 2004, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                               For      Categorized as "Well
                                               Capital    Capitalized" Under
                                               Adequacy    Prompt Corrective
                                Actual         Purposes     Action Provision
                             -----------------------------------------------
                             Amount  Ratio   Amount   Ratio   Amount   Ratio
                             ------  -----   ------   -----   ------   -----
March 31, 2004
Total Capital:
 (To Risk Weighted Assets)  $53,952  12.78%  $33,760   8.0%   $42,200   10.0%
Tier I Capital:
 (To Risk Weighted Assets)   49,471  11.72    16,880   4.0     25,320    6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                    49,471   9.81    15,125   3.0     25,209    5.0
Tangible Capital:
 (To Tangible Assets)        49,471   9.81     7,563   1.5      N/A      N/A


                                               For      Categorized as "Well
                                               Capital    Capitalized" Under
                                               Adequacy    Prompt Corrective
                                Actual         Purposes     Action Provision
                             -----------------------------------------------
                             Amount  Ratio   Amount   Ratio   Amount   Ratio
                             ------  -----   ------   -----   ------   -----
March 31, 2003
Total Capital:
 (To Risk Weighted Assets)  $50,893  15.89%  $25,629   8.0%   $32,037   10.0%
Tier I Capital:
 (To Risk Weighted Assets)   48,154  15.03    12,815   4.0     19,222    6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                    48,154  11.66    12,389   3.0     20,649    5.0
Tangible Capital:
 (To Tangible Assets)        48,154  11.66     6,195   1.5       N/A     N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at March 31, 2004 (in thousands):

            Equity                              $  59,960
            Net unrealized securities loss           (213)
            Core deposit intangible               (10,215)
            Servicing asset                           (61)
                                                ---------
               Tangible capital                    49,471
            General valuation allowance             4,481
                                                ---------
               Total capital                    $  53,952
                                                =========

At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2004 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2004 financial statements cannot presently be determined.

The following table summarizes the Company's common stock repurchased in each of the last three fiscal years (dollars in thousands):

                                Shares       Value
                               -------      ------
                2004            81,500      $1,510
                2003           196,100      $2,882
                2002           268,700      $3,123

18.  EARNINGS PER SHARE

Basic earning per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's MRDP plan. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

                                          Years Ended March 31,
                                -------------------------------------
                                    2004         2003         2002
                                ----------    ----------   ----------
Basic EPS computation:
  Numerator-Net income          $6,554,000    $4,359,000   $4,868,000
  Denominator-Weighted average
   common shares outstanding     4,640,485     4,365,855    4,572,253
Basic EPS                       $     1.41    $     1.00   $     1.06
                                ==========    ==========   ==========
Diluted EPS computation:
  Numerator-Net Income          $6,554,000    $4,359,000   $4,868,000
  Denominator-Weighted average
   common shares outstanding     4,640,485     4,365,855    4,572,253
   Effect of dilutive stock
    options                         72,149        50,437       32,940
   Effect of dilutive MRDP           1,695         8,441        7,275
                                ----------    ----------   ----------
   Weighted average common
    shares and common stock
    equivalents                  4,714,329     4,424,733    4,612,468
Diluted EPS                     $     1.39    $     0.99   $     1.06
                                ==========    ==========   ==========

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows (in thousands):

                                              March 31,
                            ----------------------------------------------
                                     2004                     2003
                            --------------------     ---------------------
                            Carrying       Fair      Carrying       Fair
                               Value      Value         Value      Value
                            ---------   --------     ---------   ---------
Assets:
Cash                         $ 47,907   $ 47,907      $ 60,858   $ 60,858
Investment securities
 available for sale            32,833     32,883        20,426     20,426
Mortgage-backed securities
 held to maturity               2,517      2,591         3,301      3,403
Mortgage-backed securities
 available for sale            10,417     10,607        13,069     13,069
Loans receivable, net         381,127    390,750       300,310    308,204
Loans held for sale               407        407         1,501      1,501
Mortgage servicing rights         624        669           629        629
FHLB stock                      6,034      6,034         5,646      5,646
BOLI                           12,121     12,121             -          -

Liabilities:
Demand - Savings deposits     276,606    276,881       219,686    219,753
Time deposits                 132,509    134,926       101,056    102,322

FHLB advances - long-term      40,000     42,011        40,000     42,267

Fair value estimates, methods and assumptions are set forth below.

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes.

Loans Receivable - Loans were priced using a discounted cash flow method. The discount rate used was the rate currently offered on similar products, risk adjusted for credit concerns or dissimilar characteristics. For variable rate loans that reprice frequently and have no significant change in credit, fair values are based on carrying values.

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSR's fair value by stratifying MSR's based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSR's and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2004, the MSR's fair value totaled $669,000, which was estimated using a range of PSA (The Bond Market Association's standard prepayment) values that ranged from 205 to 1,399.

Bank owned life insurance - The carrying amount is the cash surrender value of all policies.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2004 and 2003. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2004 and 2003. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

20.  COMMITMENTS AND CONTINGENCIES

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

At March 31, 2004, the Company had commitments to originate fixed rate mortgage loans of $886,000 at interest rates ranging from 4.5% to 5.5%. At March 31, 2004, commitments to originate adjustable rate mortgage loans were $2.7 million at an average interest rate of 5.82%. Undisbursed balance of mortgage loans closed was $31.2 million at March 31, 2004. Commitments to originate consumer loans totaled $1.4 million and unused lines of consumer credit totaled $18.6 million at March 31, 2004. Commercial real estate loan commitments to originate loans totaled $3.4 million. Undisbursed balance of commercial real estate mortgage loans closed was $13.9 million at March 31, 2004. Commercial loan commitments totaled $600,000 and unused commercial lines of credit totaled $29.4 million.

The allowance for unfunded loan commitments was $191,000 at March 31, 2004.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2004 and 2003, standby letters of credit totaled $173,000 and $136,000, respectively.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Investments in state and municipal securities involve government entities primarily within the state of Washington. Loans are generally limited, by federal and state banking regulation, to 10% of the Bank's shareholder's equity, excluding accumulated other comprehensive income. As of March 31, 2004 and 2003, the Bank had no individual industry concentrations.

At March 31, 2004, the Company had firm commitments to sell $407,000 of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2004, loans under warranty totaled $125.0 million, which substantially represents the unpaid principal balance of the Company's loans serviced for other portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At March 31, 2004, scheduled maturities of certificates of deposit, FHLB advances and future operating minimum lease commitments were as follows:

                            Within     1-3      4-5      Over     Total
(In thousands)              1 year    Years    Years   5 Years   Balance
                           -------    -----    -----   -------   -------
Certificates of deposit    $86,272   $32,422  $10,241  $ 3,574  $132,509
FHLB advances                    -    35,000    5,000        -    40,000
Operating leases               891     1,629    1,531    2,393     6,444
                           -------   -------  -------  -------  --------
  Total other contractual
   obligations             $87,163   $69,051  $16,772  $ 5,967  $178,953
                           =======   =======  =======  =======  ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

21.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
March 31, 2004 AND 2003

(In thousands)                                             2004       2003
------------------------------------------------------------------------------
ASSETS

  Cash (including interest earning accounts of
   $5,268 and $5,663)                                   $  5,400    $  5,717
  Investment in the Bank                                  59,960      48,956
  Other assets                                               423         505
  Deferred income taxes                                      109          (4)
                                                        --------    --------
TOTAL ASSETS                                            $ 65,892    $ 55,174
                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accrued expenses and other liabilities                $     41    $    118
  Dividend payable                                           669         545
  Shareholders' equity                                    65,182      54,511
                                                        --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 65,892    $ 55,174
                                                        ========    ========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands)                                      2004      2003      2002
------------------------------------------------------------------------------

INCOME:
  Dividend income from bank                      $ 12,952  $  6,094  $  4,000
  Interest on investment securities and other
   short-term investments                              28        48        93
  Interest on loan receivable from the Bank           180       193       206
  Gain on sale of securities                            -       162         -
  Other income                                          2         -         -
                                                 --------  --------  --------
    Total income                                   13,162     6,497     4,299
                                                 --------  --------  --------

EXPENSE:
  Management service fees paid to the Bank            122       107        28
  Other expenses                                      189       165       159
                                                 --------  --------  --------
    Total expense                                     311       272       187
                                                 --------  --------  --------
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES AND
 EQUITY IN UNDISTRIBUTED INCOME OF THE BANK        12,851     6,225     4,112
 (BENEFIT) PROVISION FOR FEDERAL INCOME TAXES        (117)        1        31
                                                 --------  --------  --------
INCOME OF PARENT COMPANY                           12,968     6,224     4,081
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK  (6,414)   (1,865)      787
                                                 --------  --------  --------
NET INCOME                                       $  6,554  $  4,359  $  4,868
                                                 ========  ========  ========

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(In thousands)                                      2004      2003      2002
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  6,554  $  4,359  $  4,868
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Equity in undistributed earnings of the Bank    6,414     1,865      (787)
    Provision for deferred income taxes                 2         -         -
    Earned ESOP shares                                477       372       284
    Earned MRDP shares                                 15       203       544
    Net gain on sale of investment securities           -      (162)        -
  Changes in assets and liabilities:
    (Increase) in other assets, net of acquisition   (536)     (156)     (460)
    (Decrease) increase accrued expenses and other
     liabilities                                     (245)       84        54
                                                 --------  --------  --------
      Net cash provided by operating activities    12,681     6,565     4,503
                                                 --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from call, maturity, or sale of
   investment securities available for sale             -     1,518         -
  Acquisition                                      (9,482)        -         -
                                                 --------  --------  --------
  Net cash (used) provided by investing
   activities                                      (9,482)    1,518         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                   (2,490)   (2,127)   (2,009)
  Repurchase of common stock                       (1,510)   (2,882)   (3,123)
  Proceeds from exercise of stock options             484       417        91
                                                 --------  --------  --------
      Net cash used by financing activities        (3,516)   (4,592)   (5,041)
                                                 --------  --------  --------

NET (DECREASE) INCREASE IN CASH                      (317)    3,491      (538)

CASH, BEGINNING OF YEAR                             5,717     2,226     2,764
                                                 --------  --------  --------

CASH, END OF YEAR                                $  5,400  $  5,717  $  2,226
                                                 ========  ========  ========

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


(In thousands, except share data)              Three Months Ended
------------------------------------------------------------------------------
                             March 31   December 31   September 30   June 30
                             --------   -----------   ------------   -------
Fiscal 2004:
 Interest income             $ 7,035       $ 7,191      $ 7,227      $ 6,131
 Interest expense              1,572         1,729        1,822        1,504
 Net interest income           5,463         5,462        5,405        4,627
 Provision for loan losses       140             -            -           70
 Non-interest income           1,505         1,419        2,049        1,616
 Non-interest expense          4,489         4,570        4,578        3,935
 Income before income taxes    2,339         2,311        2,876        2,238
 Provision for income taxes      742           772          958          738
                             -------       -------      -------      -------

   Net income                $ 1,597       $ 1,539      $ 1,918      $ 1,500
                             =======       =======      =======      =======

Basic earnings per share (1) $  0.33       $  0.32      $  0.41      $  0.34
                             =======       =======      =======      =======

Diluted earnings per
 share (1)                   $  0.33       $  0.32      $  0.41      $  0.34
                             =======       =======      =======      =======

Fiscal 2003:
 Interest income             $ 6,377       $ 6,494      $ 6,810      $ 6,780
 Interest expense              1,651         1,935        2,107        2,724
 Net interest income           4,726         4,559        4,703        4,056
 Provision for loan losses       210           190           82          245
 Non-interest income            (730)        1,994        1,264        1,410
 Non-interest expense          3,804         3,695        3,717        3,692
 Income before income taxes      (18)        2,668        2,168        1,529
 Provision for income taxes      (39)          896          674          457
                             -------       -------      -------      -------
   Net income                $    21       $ 1,772      $ 1,494      $ 1,072
                             =======       =======      =======      =======

Basic earnings per share (1) $  0.00       $  0.41      $  0.34      $  0.24
                             =======       =======      =======      =======

Diluted earnings per
 share (1)                   $  0.00       $  0.40      $  0.34      $  0.24
                             =======       =======      =======      =======

(1) Quarterly earnings per share varies from annual earnings per share due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Information concerning a change in accountants included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2003 and the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 7, 2003.

Item 9A. Controls and Procedures
--------------------------------

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

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

In December 2003, the Board of Directors adopted the Officer and Director Code of Ethics. The code is applicable to each of the Company's officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.riverviewbank.com.

Item 11.  Executive Compensation
--------------------------------

The information contained under the sections captioned "Executive
Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement for the 2004 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services
------------------------------------------------

This information set forth under the section captioned "Independent Auditors" in the Proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a) 1.  Financial Statements
             See "Part II  Item 8. Financial Statements and Supplementary
             Data."

         2.  Financial Statement Schedules
             All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         3.  Exhibits

             3.1   Articles of Incorporation of the Registrant*
             3.2   Bylaws of the Registrant*
             4     Form of Certificate of Common Stock of the Registrant*
             10.1  Employment Agreement with Patrick Sheaffer**
             10.2  Employment Agreement with Ronald A. Wysaske**
             10.3  Severance Agreement with Karen Nelson**
             10.4  Severance Agreement with John A. Karas*****
             10.5  Employee Severance Compensation Plan**
             10.6  Employee Stock Ownership Plan***
             10.7  Management Recognition and Development Plan****
             10.8  1998 Stock Option Plan****
             10.9  1993 Stock Option and Incentive Plan****
             10.10 Form of Severance Agreement Entered into by Officers
             10.11 2003 Stock Option Plan******
             21    Subsidiaries of Registrant
             23    Consent of Independent Auditors
             23.1  Consent of Independent Auditors
             31.1  Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
             31.2  Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
             32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
** Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
*** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
**** Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
***** Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
****** Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 5, 2003, and incorporated herein by reference.

      (b)    Reports on Form 8-K
             Form 8-K was filed February 12, 2004 announcing change in Riverview Bancorp, Inc. executive officers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIVERVIEW BANCORP, INC.


Date:  May 28, 2004                     By: /s/ Patrick Sheaffer
                                            -----------------------------
                                            Patrick Sheaffer
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer                    By: /s/ Ronald A. Wysaske
    --------------------------                  --------------------------
    Patrick Sheaffer                            Ronald  A. Wysaske
    Chairman of the Board and                   President and Chief
    Chief Executive Officer                     Operating Officer
    (Principal Executive Officer)               Director


Date:  May 28, 2004                         Date:  May 28, 2004


By: /s/ Ron Dobyns                          By: /s/ Paul L. Runyan
    --------------------------                  --------------------------
    Ron Dobyns                                  Paul L. Runyan
    Senior Vice President and                   Director
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)


Date:  May 28, 2004                         Date:  May 28, 2004


By: /s/ Robert K. Leick                     By: /s/ Gary R. Douglass
    --------------------------                  --------------------------
    Robert K. Leick                             Gary R. Douglass
    Director                                    Director


Date:  May 28, 2004                         Date:  May 28, 2004


By: /s/ Edward R. Geiger                    By: /s/ Michael D. Allen
    --------------------------                  --------------------------
    Edward R. Geiger                            Michael D. Allen
    Director                                    Vice Chairman of the Board and
                                                Director


Date: May 28, 2004                          Date:  May 28, 2004

                              Exhibit 10.10

                  Form of Severance Agreement Entered Into
      By Dave Dalhstrom, Chief Credit Officer and Executive Vice President
               Jim Baldovin Senior Vice President Retail Banking
                   Jeff Donaldson Senior Vice President

                                 AGREEMENT

     This AGREEMENT is made effective as of ___________, by and between RIVERVIEW COMMUNITY BANK (the "BANK"), RIVERVIEW BANCORP, INC. (the "COMPANY"), and _______________ ("EXECUTIVE").

     WHEREAS, the BANK recognizes the substantial contribution EXECUTIVE will be making to the BANK and wishes to protect his position therewith for the period provided in this Agreement in the event of a Change in Control (as defined herein): and

     WHEREAS, EXECUTIVE serves in the position of Executive Vice President of the BANK, a position of substantial responsibility;

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

2.  Payments to EXECUTIVE Upon Change in Control
    (a) Upon the occurrence of a Change in Control (as herein defined) followed within twelve (12) months of the effective date of the Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment, other than for Cause, as defined in Section 2(c) hereof, the provisions of Section 3 shall apply. For purposes of this Agreement, "voluntary termination" shall be limited to the circumstances in which EXECUTIVE elected to voluntarily terminate his employment within twelve (12) months of the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change of Control.

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

3.  Termination
    (a)  Upon the occurrence of a Change in Control, followed within twelve
         (12) months of the effective date of a Change in Control by the voluntary or involuntary termination of EXECUTIVE's employment other than Termination for Cause, the BANK shall be obligated to pay EXECUTIVE, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay, a sum equal to 2.99 times EXECUTIVE's "base amount," within the meaning of 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten
         (10) days of EXECUTIVE's date of termination.

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

    (c) Notwithstanding the preceding paragraphs of this Section 3, in the event that the aggregate payments or benefits to be made or afforded to EXECUTIVE under this Section, together with any other payments or benefits received or to be received by EXECUTIVE in connection with a Change of Control, would be deemed to include an "excess parachute payment" under 280G of the Code, then, at the election of EXECUTIVE,
         (i) such payments or benefits shall be payable or provided to EXECUTIVE over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times EXECUTIVE's "base amount" under 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 3 shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by EXECUTIVE.

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

14. Signatures
    IN WITNESS WHEREOF, the BANK and the COMPANY have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer, and EXECUTIVE has signed this Agreement, with an effective date of the 6th day of May, 2002.

ATTEST:                             RIVERVIEW COMMUNITY BANK



---------------------------       BY: ------------------------------



ATTEST:                             RIVERVIEW BANCORP, INC.



---------------------------       BY: ------------------------------



---------------------------



---------------------------
WITNESS

                                   Exhibit 21

                        Subsidiaries of the Registrant


Parent
------

Riverview Bancorp, Inc.


Subsidiaries (a)                   Percentage         State of Incorporation
----------------                   ----------         ----------------------
                                     Owned
                                     -----

Riverview Community Bank              100%                   Federal

Riverview Services, Inc. (b)          100%                 Washington

Riverview Asset Management Corp. (b)   85%                 Washington

(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

(b)  This corporation is a subsidiary of Riverview Community Bank.

                                  Exhibit 23

                        Consent of Independent Auditors

Consent of Independent Auditors

We consent to the incorporation by reference in Registrations Statements Nos. 333-66049, 333-38887 and 333-109894 on Form S-8 of Riverview Bancorp, Inc., of
our report dated April 23, 2004 appearing in the Annual Report on Form 10K of Riverview Bancorp, Inc. for the year ended March 31, 2004.


/s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
May 28, 2004

                                   Exhibit 23.1

                         Consent of Independent Auditors

                                                                  Exhibit 23.1


Independent Auditors Consent


We consent to the incorporation by reference in Registration Statements Nos. 333-66049, 333-38887, and 333-109894 on Form S-8 and 333-104538 on Form S-4 of
Riverview Bancorp, Inc., of our report dated May 2, 2003, appearing in the Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2004.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
May 28, 2004

Exhibit 31.1
------------
Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

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

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 28, 2004                  /S/ Patrick Sheaffer
                                     --------------------------
                                     Patrick Sheaffer
                                     Chairman and Chief Executive Officer

Exhibit 31.2
------------
Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ron Dobyns, certify that:

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

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 28, 2004                  /S/ Ron Dobyns
                                     -----------------------------
                                     Ron Dobyns
                                     Chief Financial Officer

                                   EXHIBIT 32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                             RIVERVIEW BANCORP, INC.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this annual report on Form 10-K that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/S/ Patrick Shaeffer                     /S/ Ron Dobyns
---------------------------              ---------------------------
Patrick Sheaffer                         Ron Dobyns
Chief Executive Officer                  Chief Financial Officer


Dated: May 28, 2004