Form 10-Q/A
period 2003-12-31
RIVERVIEW BANCORP INC
filed 2004-07-06
CIK 1041368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  AMENDMENT NO.1

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

                              EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and is being filed solely to correct a typographical error in the number of shares of common stock outstanding at December 31, 2003 on the Riverview Bancorp, Inc. and Subsidiary Consolidated Balance Sheets. The registrant's Consolidated Financial Statements included in this Amendment No. 1 on Form 10-Q/A have not changed in any other respect. Exhibit Numbers 31.1, 31.2 and 32 are being currently dated but are otherwise unchanged.

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
Common stock, $.01 par value; 50,000,000
 authorized
December 31, 2003 - 4,954,479 issued,
 4,772,911 outstanding
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
                                       ======

(12) Borrowings
     ----------

Borrowings are summarized as follows (in thousands):

                                       December 31,      March 31,
                                           2003             2003
                                       ------------      ---------
Federal Home Loan Bank advances          $40,000          $40,000
                                         =======          =======

     Weighted average interest rate:        4.88%            5.53%
                                            ====             ====


Borrowings have the following maturities at December 31, 2003 (in thousands):

                     Fiscal Year
                         2004           $       -
                         2005                   -
                         2006              15,000
                         2007              20,000
                         2008               5,000
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

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 RIVERVIEW BANCORP, INC.


DATE: July 1, 2004             BY: /S/ Patrick Sheaffer
                               -----------------------------------
                               Patrick Sheaffer
                               Chief Executive Officer

DATE: July 1, 2004             BY: /S/ Ron Dobyns
                               -----------------------------------
                               Ron Dobyns
                               Senior Vice President and
                               Chief Financial Officer

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

Date:  July 1, 2004             /S/ Patrick Sheaffer
                                ----------------------------------------
                                Patrick Sheaffer
                                Chief Executive Officer

                                 EXHIBIT 31.2

    Certification of the Chief Financial Officer Pursuant to Section 302
                           of the Sarbanes-Oxley Act

I, Ron Dobyns, certify that:

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

Date:  July 1, 2004                /S/ Ron Dobyns
                                   ---------------------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

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

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


  /S/ Patrick Sheaffer                    /S/ Ron Dobyns
  -----------------------------           -----------------------------
  Patrick Sheaffer                        Ron Dobyns
  Chairman and Chief Executive Officer    Senior Vice President and
                                          Chief Financial Officer

Dated: July 1, 2004