Form 10-Q
period 2004-06-30
RIVERVIEW BANCORP INC
filed 2004-08-05
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from       to
                                   ------   ------

                           Commission File Number: 0-22957

                                RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

             Washington                                         91-1838969
--------------------------------------------------         -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington                98660
--------------------------------------------------         -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (360) 693-6650
                                                           -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X  No
   ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 4,789,911 shares outstanding as of June 30, 2004.

                                   Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                     INDEX

Part I. Financial Information                                         Page

Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets
        as of June 30, 2004 and March 31, 2004                         1

        Consolidated Statements of Income
        Three Months Ended June 30, 2004 and 2003                      2

        Consolidated Statements of Shareholders' Equity
        for the Year Ended March 31, 2004 and the
        Three Months Ended June 30, 2004                               3

        Consolidated Statements of Cash Flows for the
        Three Months Ended June 30, 2004 and 2003                      4

        Notes to Consolidated Financial Statements                  5-13

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                 13-24

Item 3: Quantitative and Qualitative Disclosures
        About Market Risk                                          24-25

Item 4: Controls and Procedures                                       25


Part II. Other Information                                         26-27
         -----------------

SIGNATURES                                                            28

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND MARCH 31, 2004


                                                        JUNE 30,   MARCH 31,
(In thousands, except share data) (Unaudited)             2004       2004
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $17,235
 and $32,334)                                          $ 37,341    $ 47,907
Loans held for sale                                         821         407
Investment securities available for sale, at fair
 value (amortized cost of $32,713 and $32,751)           32,079      32,883
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,488 and $2,591)         2,448       2,517
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $14,386 and $10,417)      14,303      10,607
Loans receivable (net of allowance for loan losses
 of $4,489 and $4,481)                                  382,057     381,127
Real estate owned                                           460         742
Prepaid expenses and other assets                         3,604       1,289
Accrued interest receivable                               1,705       1,786
Federal Home Loan Bank stock, at cost                     6,078       6,034
Premises and equipment, net                               8,618       9,735
Deferred income taxes, net                                3,089       2,736
Mortgage servicing rights, net                              601         624
Goodwill                                                  9,214       9,214
Core deposit intangible, net                                678         758
Bank owned life insurance                                12,275      12,121
                                                       --------    --------

TOTAL ASSETS                                           $515,371    $520,487
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                       $402,632    $409,115
Accrued expenses and other liabilities                    6,402       5,862
Advance payments by borrowers for taxes and insurance        94         328
Federal Home Loan Bank advances                          40,000      40,000
                                                       --------    --------
     Total liabilities                                  449,128     455,305

COMMITMENTS AND CONTINGENCIES                                 -           -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                     -           -
Common stock, $.01 par value; 50,000,000 authorized,
 issued and outstanding:
 June 30, 2004 - 4,986,979 issued, 4,789,911
 outstanding                                                 50          50
 March 31, 2004 - 4,974,979 issued, 4,777,911
 outstanding
Additional paid-in capital                               40,427      40,187
Retained earnings                                        27,786      26,330
Unearned shares issued to employee stock
 ownership trust                                         (1,547)     (1,598)
Accumulated other comprehensive (loss) income              (473)        213
                                                       --------    --------
     Total shareholders' equity                          66,243      65,182
                                                       --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $515,371    $520,487
                                                       ========    ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME                      Three Months Ended
                                                             June 30,
(In thousands, except share data) (Unaudited)           2004         2003
------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans receivable             $    6,626   $    5,669
  Interest on investment securities                        168           67
  Interest on mortgage-backed securities                   160          181
  Other interest and dividends                             139          214
                                                    ----------   ----------
     Total interest income                               7,093        6,131
                                                    ----------   ----------
INTEREST EXPENSE:
  Interest on deposits                                   1,043        1,009
  Interest on borrowings                                   496          495
                                                    ----------   ----------
     Total interest expense                              1,539        1,504
                                                    ----------   ----------
  Net interest income                                    5,554        4,627
   Less provision for loan losses                          140           70
                                                    ----------   ----------
  Net interest income after provision for loan
   losses                                                5,414        4,557
                                                    ----------   ----------
NON-INTEREST INCOME:
  Fees and service charges                               1,170        1,173
  Asset management fees                                    272          223
  Gain on sale of loans held for sale                      175          304
  Loan servicing income (expense)                           19         (108)
  Gain on sale of premises and equipment                   828            -
  Bank owned life insurance                                154            -
  Other                                                     22           24
                                                    ----------   ----------
     Total non-interest income                           2,640        1,616
                                                    ----------   ----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         2,646        2,249
  Occupancy and depreciation                               773          586
  Data processing                                          249          204
  Amortization of core deposit intangible                   81           82
  Advertising and marketing expense                        251          269
  FDIC insurance premium                                    15           12
  State and local taxes                                    153           94
  Telecommunications                                        64           48
  Professional fees                                        123           89
  Other                                                    477          302
                                                    ----------   ----------
     Total non-interest expense                          4,832        3,935
                                                    ----------   ----------
INCOME BEFORE FEDERAL INCOME TAXES                       3,222        2,238
PROVISION FOR FEDERAL INCOME TAXES                       1,023          738
                                                    ----------   ----------
NET INCOME                                          $    2,199   $    1,500
                                                    ==========   ==========

  Earnings per common share:
    Basic                                           $     0.46   $     0.34
    Diluted                                               0.45         0.34
  Weighted average number of shares outstanding:
    Basic                                            4,790,785    4,371,380
    Diluted                                          4,864,583    4,442,363

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2004
AND THE THREE MONTHS ENDED JUNE 30, 2004
(Unaudited)

                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 2003       4,358,704  $ 46  $ 33,525  $ 22,389  $ (1,804)  $    (15)  $   370   $ 54,511

 Cash dividends ($0.56
  per share)                        -     -         -    (2,613)        -          -         -     (2,613)
 Exercise of stock options     40,281     1       484         -         -          -         -        485
 Stock repurchased and
  retired                     (81,500)   (1)   (1,509)        -         -          -         -     (1,510)
 Stock issued in connection
  with acquisition (Note 16)  430,655     4     7,343                                               7,347
 Earned ESOP shares            24,633     -       271         -       206          -         -        477
 Tax benefit, stock option
  and MDRP                          -     -        73         -         -          -         -         73
 Earned MRDP shares             5,138     -         -         -         -         15         -         15

                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,777,911    50    40,187    19,776    (1,598)         -       370     58,785

Comprehensive income:
 Net income                         -     -         -     6,554         -          -         -      6,554
 Other comprehensive income:
  Unrealized holding loss
  on securities of $157
  (net of $81 tax effect)           -     -         -         -         -          -      (157)      (157)
                                                                                                 --------

Total comprehensive income          -     -         -         -         -          -         -      6,397

                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance March 31, 2004      4,777,911    50    40,187    26,330    (1,598)         -       213     65,182

 Cash dividends ($0.155
  per share)                        -     -         -      (743)        -          -         -       (743)
 Exercise of stock options     12,000     -       166         -         -          -         -        166
 Earned ESOP shares                 -     -        74         -        51          -         -        125
 Earned MRDP shares                 -     -         -         -         -          -         -

                            ---------  ----  --------  --------  --------   --------   -------   --------
                            4,789,911    50    40,427    25,587    (1,547)         -       213     64,730
Comprehensive income:
 Net income                         -     -         -     2,199         -          -         -      2,199
 Other comprehensive income:
  Unrealized holding loss
  on securities of $686
  (net of $353 tax effect)          -     -         -         -         -          -      (686)      (686)
                                                                                                 --------

Total comprehensive income          -     -         -         -         -          -         -      1,513

                            ---------  ----  --------  --------  --------   --------   -------   --------
Balance June 30, 2004       4,789,911  $ 50  $ 40,427  $ 27,786  $ (1,547)  $      -   $  (473)  $ 66,243
                            =========  ====  ========  ========  ========   ========   =======   ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,

(In thousands) (Unaudited)                                2004       2003
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   2,199   $   1,500
Adjustments to reconcile net income to cash provided
 by operating activities:
  Depreciation and amortization                             486         470
  Mortgage servicing rights valuation adjustment            (16)         39
  Provision for loan losses                                 140          70
  Noncash expense related to ESOP                           125         108
  Noncash expense related to MRDP                             -           8
  Increase in deferred loan origination fees, net of
   amortization                                               3         187
  Federal Home Loan Bank stock dividend                     (44)        (60)
  Origination of loans held for sale                     (8,485)    (16,478)
  Proceeds from sales of loans held for sale              8,087      16,730
  Net gain on loans held for sale, sale of real
   estate owned, mortgage-backed securities,
   investment securities and premises and equipment        (861)       (307)
  Changes in assets and liabilities:
    Increase in prepaid expenses and other assets          (144)       (188)
    Decrease in accrued interest receivable                  82          39
    Increase (decrease) in accrued expenses and other
     liabilities                                           (313)        439
                                                      ---------   ---------
       Net cash provided by operating activities          1,259       2,557
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                     (94,525)   ( 63,692)
  Principal repayments/refinance on loans                93,817      67,504
  Principal repayments on investment securities
   available for sale                                        37           -
  Purchase of mortgage-backed securities available
   for sale                                              (5,000)          -
  Principal repayments on mortgage-backed securities
   available for sale                                     1,030       2,866
  Principal repayments on mortgage-backed securities
   held to maturity                                          68         213
  Purchase of premises and equipment                        (51)        (65)
  Additions to real estate owned                            (13)          -
  Proceeds from sale of real estate owned and
   premises and equipment                                    33         (19)
                                                      ---------   ---------
       Net cash (used in) provided by investing
        activities                                       (4,604)      6,807
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposit accounts            (6,484)     19,294
  Dividends paid                                           (669)       (545)
  Proceeds from Federal Home Loan Bank advances          15,100           -
  Repayment of Federal Home Loan Bank advances          (15,100)          -
  Net increase in advance payments by borrowers            (234)       (227)
  Proceeds from exercise of stock options                   166         195
                                                      ---------   ---------
       Net cash (used in) provided by financing
        activities                                       (7,221)     18,717
                                                      ---------   ---------

NET (DECREASE) INCREASE IN CASH                         (10,566)     28,081
CASH, BEGINNING OF PERIOD                                47,907      60,858
                                                      ---------   ---------
CASH, END OF PERIOD                                   $  37,341   $  88,939
                                                      =========   =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
  Interest                                            $   1,583   $   1,513
  Income taxes                                                -           -

NONCASH INVESTING AND FINANCING ACTIVITIES:

  Dividends declared and accrued in other
   liabilities                                        $     743   $     614
  Receivable from sale and leaseback of premises          2,391           -
  Financed sale of  real estate owned                      (228)          -
  Fair value adjustment to securities available
   for sale                                              (1,039)       (824)
  Income tax effect related to fair value adjustment        353         280

See notes to consolidated financial statements.

                      RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                                    (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary include all the accounts of Riverview Bancorp, Inc. (the "Company") and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

3.  STOCK-BASED COMPENSATION

At June 30, 2004, the Bank had two stock-based employee compensation plans. The Bank accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the Bank's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation awards:

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 2004           2003
                                               -------         ------
Net income (in thousands):
  As reported                                   $2,199         $1,500
  Deduct: Total stock based compensation
  expense determined under fair value based
  method for all options, net of related
  tax benefit                                      (23)           (49)
                                                ------         ------
  Pro forma                                      2,176          1,451
Earnings per common share - basic:
  As reported                                   $ 0.46         $ 0.34
  Pro forma                                       0.45           0.33
Earnings per common share - fully diluted:
  As reported                                   $ 0.45         $ 0.34
  Pro forma                                       0.45           0.33

4.  EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering the impact of any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's Management Recognition Development Plan ("MRDP") plan. Employee Stock Ownership Plan ("ESOP") shares are not considered outstanding for earnings per share purposes until they are committed to be released.

                                              Three Months Ended
                                                   June 30,
                                           ------------------------
                                              2004          2003
                                           ----------    ----------
Basic EPS computation:
  Numerator-Net income                     $2,199,000    $1,500,000
  Denominator-Weighted average common
   shares outstanding                       4,790,785     4,371,380
Basic EPS                                  $    0 .46    $     0.34
                                           ==========    ==========
Diluted EPS computation:
  Numerator-Net Income                     $2,199,000    $1,500,000
  Denominator-Weighted average
   common shares outstanding                4,790,785     4,371,380
   Effect of dilutive stock options            73,798        67,377
   Effect of dilutive MRDP shares                   -         3,606
                                           ----------    ----------
   Weighted average common shares
    and common stock equivalents            4,864,583     4,442,363
Diluted EPS                                $     0.45    $     0.34
                                           ==========    ==========

5. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
June 30, 2004
-------------
Trust Preferred                 $ 5,000       $ 19      $    -     $ 5,019
Agency securities                11,000         43        (102)     10,941
Equity securities                12,700          -        (700)     12,000
Municipal bonds                   4,013        106           -       4,119
                                -------       ----      ------     -------
    Total                       $32,713       $168      $ (802)    $32,079
                                =======       ====      ======     =======

March 31, 2004
--------------
Trust Preferred                 $ 5,000       $ 19      $    -     $ 5,019
Agency securities                11,000        194           -      11,194
Equity securities                12,700          -        (300)     12,400
Municipal bonds                   4,051        219           -       4,270
                                -------       ----      ------     -------
    Total                       $32,751       $432      $ (300)    $32,883
                                =======       ====      ======     =======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                        Amortized        Estimated
June 30, 2004                                Cost       Fair Value
-------------                           ---------       ----------
Due after one year through five years    $12,413          $12,421
Due after five years through ten years       530              556
Due after ten years (1)                   19,770           19,102
                                         -------          -------
    Total                                $32,713          $32,079
                                         =======          =======

(1) Includes equity securities with an amortized cost of $12,700 and estimated fair value of $12,000.

Investment securities with an amortized cost of $16.5 million and $16.5 million and a fair value of $15.8 million and $16.3 million at June 30, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the Federal Home Loan Bank of Seattle ("FHLB"). The Bank pledged investment securities with an amortized cost of $500,000 and $500,000 and a fair value of $493,000 and $504,000 at June 30, 2004 and March 31, 2004, respectively, as collateral for treasury tax and loan funds.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2004 are as follows (in thousands):


                   Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
Agency securities  $ 5,898     $(102)     $   -     $   -    $ 5,898   $(102)
Equity securities   12,000      (700)         -         -     12,000    (700)
                   -------     -----      -----     -----    -------   -----
  Total temporarily
   impaired
   securities      $17,898     $(802)     $   -     $   -    $17,898   $(802)
                   =======     =====      =====     =====    =======   =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the three month period ended June 30, 2004 and 2003.

6.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
June 30, 2004                       Cost       Gains      Losses      Value
-------------                  ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits             $1,802      $  23       $   -     $1,825
FHLMC mortgage-backed
 securities                         295          6           -        301
FNMA mortgage-backed securities     351         11           -        362
                                 ------      -----       -----     ------
    Total                        $2,448      $  40       $   -     $2,488
                                 ======      =====       =====     ======

March 31, 2004
--------------
Real estate mortgage
 investment conduits             $1,802      $  55       $   -     $1,857
FHLMC mortgage-backed
 securities                         332          8           -        340
FNMA mortgage-backed securities     383         11           -        394
                                 ------      -----       -----     ------
    Total                        $2,517      $  74       $   -     $2,591
                                 ======      =====       =====     ======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                        Amortized        Estimated
June 30, 2004                                Cost       Fair Value
-------------                           ---------       ----------
Due after one year through five years     $   31          $   32
Due after five years through ten years         7               8
Due after ten years                        2,410           2,448
                                          ------          ------
    Total                                 $2,448          $2,488
                                          ======          ======

Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.8 million and $1.9 million at June 30, 2004 and March 31, 2004, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $294,000 and $332,000 and a fair value of $302,000 and $341,000 at June 30, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
June 30, 2004                       Cost       Gains      Losses      Value
-------------                  ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits            $ 2,554      $  52     $    -      $ 2,606
FHLMC mortgage-backed
 securities                      11,508         54       (197)      11,365
FNMA mortgage-backed securities     324          8          -          332
                                -------      -----     ------      -------
    Total                       $14,386      $ 114     $ (197)     $14,303
                                =======      =====     ======      =======

March 31, 2004
--------------
Real estate mortgage
 investment conduits            $ 2,943      $  72     $    -      $ 3,015
FHLMC mortgage-backed
 securities                       7,086        104          -        7,190
FNMA mortgage-backed securities     388         14          -          402
                                -------      -----     ------      -------
    Total                       $10,417      $ 190     $    -      $10,607
                                =======      =====     ======      =======


The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                        Amortized        Estimated
June 30, 2004                                Cost       Fair Value
-------------                           ---------       ----------
Due after one year through five years    $ 2,340          $ 2,401
Due after five years through ten years     9,449            9,252
Due after ten years                        2,597            2,650
                                         -------          -------
    Total                                $14,386          $14,303
                                         =======          =======

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $14.0 million and $9.9 million and a fair value of $13.9 million and $10.1 million at June 30, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $81,000 and $105,000 and a fair value of $85,000 and $111,000 at June 30, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2004 are as follows (in thousands):

                   Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
Mortgage-backed
 securities        $9,252     $(197)    $    -    $    -    $9,252    $(197)
                   ------     -----     ------    ------    ------    -----
  Total
   temporarily
   impaired
   securities      $9,252     $(197)    $    -    $    -    $9,252    $(197)
                   ======     =====     ======    ======    ======    =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended June 30, 2004 and 2003.

7. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                       June 30,      March 31,
                                         2004          2004
                                       --------      --------
Residential:
  One-to-four-family                   $ 43,387      $ 44,194
  Multi-family                            5,046         5,074
Construction:
  One-to-four-family                     70,895        78,094
  Commercial real estate                  1,453         1,453
Commercial                               58,608        57,702
Consumer:
  Secured                                28,576        26,908
  Unsecured                               1,966         1,689
Land                                     25,618        27,020
Commercial real estate                  182,091       177,785
                                       --------      --------
                                        417,640       419,919

Less:
  Undisbursed portion of loans           28,121        31,204
  Deferred loan fees                      2,973         3,107
  Allowance for loan losses               4,489         4,481
                                       --------      --------
    Loans receivable, net              $382,057      $381,127
                                       ========      ========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholder's equity, excluding accumulated other comprehensive income. As of June 30, 2004 and March 31, 2004, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                  Three Months Ended
                                       June 30,
                                  ------------------
                                    2004       2003
                                   ------     ------

Beginning balance                  $4,481     $2,739
Provision for losses                  140         70
Charge-offs                          (133)       (15)
Recoveries                              1          -
Net change in allowance for
 unfunded loan commitments and
 lines of credit                        -         (1)
                                   ------     ------
Ending balance                     $4,489     $2,793
                                   ======     ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                  Three Months Ended
                                       June 30,
                                  ------------------
                                    2004       2003
                                   ------     ------
Beginning balance                  $  191     $  175

Net change in allowance for
 unfunded loan commitments and
 lines of credit                      (12)         1
                                   ------     ------

Ending balance                     $  179     $  176
                                   ======     ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. The provision for unfunded commitments is charged to non-interest expense.

At June 30, 2004 and March 31, 2004, the Company's recorded investment in impaired loans was $1.3 million and $1.3 million respectively. An allowance for credit losses of $157,000 was determined in accordance with SFAS 114 (as amended by SFAS 118). The average investment in impaired loans was approximately $1.3 million during the three months ended June 30, 2004 and $1.2 million for the year ended March 31, 2004. Interest income recognized on impaired loans was $4,000 for the three months ended June 30, 2004 and $44,000 for the year ended March 31, 2004. There were no loans past due 90 days or more and still accruing interest at June 30, 2004 and March 31, 2004.

9.  LOANS HELD FOR SALE

The Company identifies loans held for sale at the time of origination, which are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                            Three Months
                                            Ended June 30,
                                          ------------------
                                            2004       2003
                                           ------     ------
Balance at beginning of period, net        $ 624       $ 629
  Additions                                   40          41
  Amortization                               (79)       (150)
  Change in valuation allowance               16         (39)
                                           -----       -----
Balance at end of period, net              $ 601       $ 481
                                           =====       =====

Valuation allowance at beginning of
 period                                    $ 106       $ 413
  Change in valuation allowance              (16)         39
                                           -----       -----
Valuation allowance balance at end
 of period                                 $  90       $ 452
                                           =====       =====

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At June 30, 2004 and March 31, 2004, the fair value of MSRs totaled $1.1 million and $669,000, respectively. The June 30, 2004 fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 133 to 1,192.

Amortization expense for the net carrying amount of MSRs at June 30, 2004 is estimated as follows (in thousands):

                                 Year Ending
                                   March 31,
                              -----------------
                               2005        $162
                               2006         151
                               2007          98
                               2008          91
                               2009          72
                             After 2009      27
                                           ----
                               Total       $601
                                           ====

11.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $678,000 at June 30, 2004 and $758,000 at March 31, 2004. Amortization expense related to the core deposit intangible during the three months ended June 30, 2004 and 2003 totaled $81,000 and $82,000, respectively. During the three months ended September 30, 2003, the Company had additions to core deposit intangibles totaling $820,000 in connection with the acquisition of Today's Bancorp, Inc. ("Today's Bancorp").

Amortization expense for the net core deposit intangible at June 30, 2004 is estimated to be as follows (in thousands):

                                 Year Ending
                                   March 31,
                              -----------------
                              2005       $100
                              2006        116
                              2007         98
                              2008         83
                              2009         71
                           After 2009     210
                                         ----
                             Total       $678
                                         ====

12.  BORROWINGS

Borrowings are summarized as follows (in thousands):


                                   At June 30, 2004        At March 31, 2004
                                   ----------------        -----------------

Federal Home Loan Bank advances         $40,000                 $40,000

Weighted average interest rate:           4.87%                   4.88%


Borrowings have the following maturities at June 30, 2004 (in thousands):

                                 Year Ending
                                   March 31,
                              -----------------
                              2006      $15,000
                              2007       20,000
                              2008        5,000
                                        -------
                              Total     $40,000
                                        =======

13.   NEW ACCOUNTING PRONOUNCEMENTS

For the quarter ended June 30, 2004, there were no new accounting pronouncements that will have a significant impact on the Company's financial statements.


14.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $179,000 at June 30, 2004.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of June 30, 2004:

                                                 Contract or
                                                    Notional
(In Thousands)                                        Amount
                                                 ------------
Commitments to originate loans
  Adjustable                                        $ 23,013
  Fixed                                                3,954
Standby letters of credit                                146
Undisbursed loan funds, and unused lines of credit    87,197
                                                    --------
    Total                                           $114,310
                                                    ========

At June 30, 2004, the Company had firm commitments to sell $821,000 of residential loans to FHLMC. These agreements are short-term, fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of June 30, 2004, loans under warranty totaled $126.2 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At June 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                               Within 1-3 4-5 Over Total 1 year Years Years 5 Years Balance
                              -------   -------  -------  -------   --------
Certificates of deposit       $83,300   $30,651  $10,311  $ 3,951   $128,213
FHLB advances                       -    35,000    5,000        -     40,000
Operating leases                1,130     1,810    1,714    2,348      7,002
                              -------   -------  -------  -------   --------
Total other contractual
 obligations                  $84,430   $67,461  $17,025  $ 6,299   $175,215
                              =======   =======  =======  =======   ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

15.  ACQUISITION

On July 18, 2003, the Company completed the acquisition of Today's Bancorp. Each share of Today's Bancorp was exchanged for 0.826 shares of the Company's common stock, or $13.64 in cash, or a combination thereof, resulting in the issuance of 430,655 new shares. Total stock and cash consideration for Today's Bancorp's was $17.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Today's Bancorp were recorded at their respective fair values. Core deposit intangible is being amortized using an accelerated method over ten years. Goodwill, the excess of the purchase price over net fair value of the assets and liabilities acquired was recorded at $9.2 million. The goodwill is not tax deductible because this was a nontaxable transaction. The purchased assets and assumed liabilities were recorded as follows (in thousands):

Assets
------
  Cash                          $  17,054
  Investments                       6,895
  Building and equipment            1,130
  Loans                            85,427
  Core deposit intangible             820
  Goodwill                          9,214
  Other, net                        1,768
Total Assets                      122,308

Liabilities
-----------
Deposits                        $(105,113)
Net Acquisition costs           $  17,195
Less:
Stock issued in acquisition        (7,347)

Cash Acquired                     (17,054)
                                ---------
Cash used in acquisition, net
 of cash acquired               $   7,206
                                =========

The following unaudited pro forma financials for the three months ended June 30, 2004 and 2003 assumes that the Today's Bancorp acquisition occurred as of April 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.

                             Pro Forma Financial Information for
                               the Three Months Ended June 30,
                                    2004           2003
                             -----------------------------------
                                       (in thousands)
Net Interest Income                $ 5,414        $ 5,561
Non-interest Income                  2,640          1,708
Non-interest Expense                 4,832          4,934
Net Income                         $ 2,199        $ 1,518
  Earnings per common share:
    Basic                          $  0.46        $  0.32
    Diluted                           0.45           0.31



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Quarterly Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified four policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the impairment of goodwill, the valuation of the mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related
to the Bank.   If the fair value exceeds the carrying value, goodwill of the
Bank unit is not considered impaired and no additional analysis is necessary. As of June 30, 2004, there have been no events or changes in circumstances that would indicate a potential impairment.

Mortgage Servicing Rights
-------------------------
The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets, including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayments speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.

The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of fair value of MSRs is limited by the existing conditions and assumptions made as of the date of analysis. Those assumptions may not be appropriate if they are applied to a different time.

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan is paid off earlier than anticipated. Moreover, because most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSRs are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects the Company's MSRs to impairment. MSRs impairment is recorded in the amount that the estimated fair value is less than the MSRs carrying value on a strata by strata basis.

Investment Valuation
--------------------
The Company's determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period, the Company reviews those investments for which the fair value is less than the carrying value. The review includes determining whether certain indicators demonstrate the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares this to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method. If the cost basis of these securities is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income (loss), net of income taxes, unless the security is deemed other-than-temporary impaired. If the security is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

An impairment shall be deemed other-than-temporary unless positive evidence indicating that the investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) our intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

General

A progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area, which encompasses Clark, Cowlitz, Klickitat and Skamania Counties in Washington State. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds to originate loans for commercial and consumer purposes in its primary market area.

The Company continues to change the composition of its loan portfolio and deposit base as part of the transition to commercial banking. Commercial real estate loans and commercial loans have grown from 15.72% and 5.87% of the fiscal 2000 loan portfolio, to 43.6% and 14.0% at June 30, 2004.

The Company's strategic plan includes the diversification of its loan portfolio to include a larger portion of commercial and commercial real estate loans. Targeting the commercial banking customer base, specifically small and medium size businesses, professionals and wealth building individuals within its primary market area, is an objective of the Company.

Significant portions of the growing commercial loan portfolio carry adjustable rates, higher yields or shorter terms, and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. This focus is designed to enhance earnings and reduce interest rate risk.

A related goal is to increase the proportion of personal and business checking account deposits and provide a more complete range of financial services to customers in the local communities. Whether increasing loan portfolio size or deposit base, the Company will continue to emphasize controlled growth. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its thirteen branches are located in Clark County, which is one of the fastest growing counties in the state, according to the U.S. Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The in house processing of checks and production of images has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking web site is www.riverviewbank.com.

Market Area

With its home office and six branches in Vancouver, Washington and branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, the Company continues to provide local, personal service to its customers. The market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties, throughout the Columbia River Gorge area.

The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Company. Commercial and business banking services are offered by the Business and Professional Banking Division located at the downtown Vancouver branch.

Vancouver, located in Clark County, is north of Portland, Oregon. Several large employers including Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech are located in Clark County. In addition to the expanding industry base, the Columbia River Gorge is a popular tourist destination, generating revenue for all the communities with the area. As a result, Southwest Washington's economy has become less dependent on the timber industry.



Comparison of Financial Condition at June 30, 2004 and March 31, 2004

At June 30, 2004, the Company had total assets of $515.4 million, compared with $520.5 million at March 31, 2004. The decrease in total assets was primarily due to a decrease in overnight investments of cash as a result of decreased deposits accounts, including the maturity of high-yielding brokered and wholesale certificates of deposit.

Cash, including interest-earning accounts, totaled $37.3 million at June 30,
2004, compared to $47.9 million at March 31, 2004.   The decrease is due in
part to the purchase of mortgage backed securities of $5 million and the decrease in deposit accounts.

Loans held for sale increased $414,000 to $821,000 at June 30, 2004, compared to $407,000 at March 31, 2004. The increase reflects the variable demand for residential loan financing. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $382.1 million at June 30, 2004, compared to $381.1 million at March 31, 2004. Commercial real estate loans increased $4.3 million which partially offset the decrease of $4.3 million in net residential construction loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Investment securities available-for-sale was $32.1 million at June 30, 2004, compared to $32.9 million at March 31, 2004. The $800,000 decrease was primarily due to unrealized net market gains and losses.

Mortgage-backed securities held-to-maturity was $2.4 million at June 30, 2004, compared to $2.5 million at March 31, 2004. The $100,000 decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $14.3 million at June 30, 2004, compared to $10.6 million at March 31, 2004. The $3.7 million net increase reflects $5.0 million in purchases and $1.3 million in paydowns and unrealized market gains and losses.

Bank-owned life insurance increased to $12.3 million at June 30, 2004, from $12.1 million at March 31, 2004. The $200,000 increase reflects the increase in cash surrender value of the policies.

Prepaid expenses and other assets were $3.6 million at June 30, 2004, compared to $1.3 million at March 31, 2004. The $2.3 million increase is a receivable due to the sale and leaseback of the Camas Branch. The sale occurred on June 30, 2004. Cash associated with the receivable was received on July 1, 2004.

Deposit accounts totaled $402.6 million at June 30, 2004, compared to $409.1 million at March 31, 2004. The total average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased 2.6% to $234.8 million for the quarter ended June 30, 2004, compared to $228.9 million for the quarter ended March 31, 2004. Transaction accounts represented 59.4% and 58.1% of average total outstanding balance of deposits for the quarters
ended June 30, 2004 and March 31, 2004, respectively.   The average
outstanding balance of certificates of deposit decreased $6.2 million to $130.5 million, compared to $136.7 million for the quarter ended March 31, 2004 as high yielding brokered and wholesale certificates of deposits matured during the quarter.

FHLB advances were $40.0 million at both June 30, 2004 and March 31, 2004.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $1.0 million to $66.2 million at June 30, 2004 from $65.2 million at March 31, 2004. The increase was primarily as a result of the $1.5 million total comprehensive income, offset by $743,000 in cash dividends paid to shareholders.

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated in accordance with regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2004.

As of June 30, 2004, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Company must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
June 30, 2004
Total Capital:
 (To Risk Weighted
  Assets)         $56,420  13.31%  $33,913     8.0%       $42,391     10.0%
Tier I Capital:
 (To Risk Weighted
  Assets)          51,931  12.25    16,956     4.0         25,435      6.0
Tier I Capital:
 (To Adjusted
  Tangible Assets) 51,931  10.37    15,019     3.0         25,031      5.0
Tangible Capital:
 (To Tangible
  Assets)          51,931  10.37     7,509     1.5           N/A       N/A

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
March 31, 2004
Total Capital:
 (To Risk Weighted
  Assets)         $53,952   12.78%  $33,760     8.0%       $42,200     10.0%
Tier I Capital:
 (To Risk Weighted
   Assets)         49,471   11.72    16,880     4.0         25,320      6.0
Tier I Capital:
 (To Adjusted
  Tangible
  Assets)          49,471    9.81    15,125     3.0         25,209      5.0
Tangible Capital:
 (To Tangible
  Assets)          49,471    9.81     7,563     1.5           N/A       N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at June 30, 2004 (in thousands):

Equity                            $  61,606
Net unrealized securities loss          473
Goodwill and other intangibles      (10,088)
Servicing asset                         (60)
                                  ---------
     Tangible capital                51,931
General valuation allowance           4,489
                                  ---------
     Total capital                $  56,420
                                  =========


Liquidity

The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2004, cash totaled $37.3 million, or 7.2%, of total assets. The Bank has a line of credit with the FHLB of Seattle. The line of credit is 35% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2004, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $178.6 million, limited to available collateral.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Off-Balance Sheet Arrangements and Other Contractual Obligations

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Our commitments generally relate to our lending operations.

The Company has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five year period, with options to extend, and are non-cancelable.

The Company has commitments to originate fixed and variable rate mortgage loans to customers. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.

For further information regarding the company's off-balance sheet arrangements and other contractual obligations, see Note 14 of the Notes to the Consolidated Financial Statements.


Asset Quality

The allowance for loan losses was $4.5 million at June 30, 2004 and $4.5 million at March 31, 2004. Management believes the allowance for loan losses at June 30, 2004 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.7 million, or 0.34% of total assets at June 30, 2004, compared with $2.0 million, or 0.39% of total assets at March 31, 2004. The $1.3 million balance of non-accrual loans is composed of 2 residential real estate loans, 2 commercial real estate loans and 17 commercial loans. The following table sets forth information regarding the Company's non-performing assets.

                                            June 30, 2004     March 31, 2004
                                            -------------     --------------
                                                 (dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Residential real estate                      $  235             $   24
  Commercial real estate                          309                309
  Land                                              -                 31
  Commercial                                      726                872
  Consumer                                          -                 65
                                               ------             ------
    Total                                       1,270              1,301
                                               ------             ------

Accruing loans which are contractually
  past due 90 days or more                          -                  -
                                               ------             ------

Total of nonaccrual and
  90 days past due loans                        1,270              1,301
                                               ------             ------

Real estate owned (net)                           460                742
                                               ------             ------
  Total nonperforming assets                   $1,730             $2,043
                                               ======             ======

Total loans delinquent 90 days
  or more to net loans                           0.33%              0.34%

Total loans delinquent 90 days or
  more to total assets                           0.25               0.25
Total nonperforming assets to total assets       0.34               0.39



Comparison of Operating Results for the Three Months Ended June 30, 2004 and
2003

Financial Highlights. Net income for the three months ended June 30, 2004 was $2.2 million, or $0.46 per basic share ($0.45 per diluted share), compared to net income of $1.5 million, or $0.34 per basic share ($0.34 per diluted share) for the three months ended June 30, 2003. The Company's improved operating results reflect significant growth of assets and liabilities, combined with an $828,000 gain on the sale and leaseback of the Company's Camas branch and operations center. The Company's operating results also reflect a significant increase in other non-interest income and non-interest expenses due to the acquisition of Today's Bancorp in July 2003. Excluding the $828,000 gain on the sale of the branch, net income for the three months ended June 30, 2004 was $1.7 million, or $0.34 per basic share ($0.34 per diluted share).

The annualized return on average assets was 1.74% for the three months ended June 30, 2004, compared to 1.47% for the three months ended June 30, 2003. For the same periods, the annualized return on average common equity was 13.32% compared to 10.77%. In addition, the efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of noninterest expenses to total revenue, improved to 57.54% compared to 59.90% for the three months ended June 30, 2003.

Net Interest Income. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains on sales of assets, bank-owned life insurance income and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three months ended June 30, 2004 was $5.6 million, representing a $1.0 million, or a 21.7% increase, compared to the same prior year period. This improvement reflected a 21.2% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans and investment securities, partially offset by a decrease in the average balance of residential mortgage loans and mortgage-backed securities) to $458.4 million. The increase in interest-earning assets was offset by a 31.0% increase in average balance of interest-bearing liabilities (an increase in all deposit categories) to $375.6 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 122.0% in the three month period ended June 30, 2004 from 131.9% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $7.1 million and $6.1 million, for the three months ended June 30, 2004 and 2003, respectively. Average interest-earning assets increased $80.1 million to $458.4 million for the three months ended June 30, 2004 from $378.3 million for the same fiscal 2003 period. The yield on interest-earning assets was 6.25% for the three months ended June 30, 2004 compared to 6.54% for the same three months ended June 30, 2003. The decreased yield is primarily the result of lower yields on loans that reflect the Federal Reserve Board fed funds rate cuts that occurred during fiscal years 2003 and 2004.

Interest Expense. Interest expense was $1.5 million for both the three months ended June 30, 2004 and 2003. Average interest-bearing liabilities increased $88.8 million to $375.6 million for the three months ended June 30, 2004 from $286.8 million for the same prior year period. The change in interest expense reflects the lower rates of interest paid on deposits and FHLB borrowings due to the Federal Reserve Board fed funds rate cuts that occurred during fiscal years 2003 and 2004. The weighted average interest rate on total deposits decreased to 1.25% for the three months ended June 30, 2004 from 1.64% for the same period in the prior year. The weighted average interest rate of FHLB borrowings decreased to 4.84% for the three months June 30, 2004 from 4.96% for same period in the prior year. The level of liquidity in the first three months of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held the FHLB borrowings stable at $40.0 million.

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

                                       Quarter Ended June 30,
                    ---------------------------------------------------------
                                 2004                         2003
                    ---------------------------   ---------------------------
                               Interest                      Interest
                    Average         and  Yield/   Average         and  Yield/
                    Balance   Dividends    Cost   Balance   Dividends    Cost
                    -------   ---------  ------   -------   ---------  ------
                                   (Dollars in thousands)
Interest-earning
 assets:
 Mortgage loans    $134,899    $2,531     7.53%   $157,385    $3,037    7.74%
 Non-mortgage
  loans             254,827     4,095     6.45     148,234     2,632    7.12
                   --------    ------   ------    --------    ------  ------
  Total net
   loans (1)        389,726     6,626     6.82     305,619     5,669    7.44

 Mortgage-backed
  securities(2)      16,184       160     3.97      14,602       181    4.97
 Investment
  securities(2)      32,739       278     3.41      20,265       168    3.33
 Daily interest-
  bearing assets     13,695        31     0.91      32,131        90    1.12
 Other earning
  assets              6,034        44     2.92       5,646        60    4.26
                   --------    ------   ------    --------    ------  ------
  Total interest-
   earning assets   458,378     7,139     6.25     378,263     6,168    6.54

Non-interest-earning
 assets:
 Office properties
  and equipment, net  9,652                          9,557
 Other non-interest-
  earning assets     39,783                         21,485
                   --------                       --------
    Total assets   $507,813                       $409,305
                   ========                       ========

Interest-bearing
 liabilities:
 Regular savings
  accounts         $ 29,866        41     0.55    $ 25,163        45    0.72
 NOW accounts       105,131       197     0.75      68,505       191    1.12
 Money market
  accounts           69,013       164     0.95      54,264       134    0.99
 Certificates of
  deposit           130,484       641     1.97      98,889       639    2.59
                   --------    ------   ------    --------    ------  ------
  Total deposits    334,494     1,043     1.25     246,821     1,009    1.64

 Other interest-
  bearing
  liabilities        41,100       496     4.84      40,000       495    4.96
                   --------    ------   ------    --------    ------  ------
  Total interest-
   bearing
   liabilities      375,594     1,539     1.64     286,821     1,504    2.10

Non-interest-
 bearing
 liabilities:
 Non-interest-
  bearing deposits   60,657                         63,115
Other liabilities     5,342                          3,501
                   --------                       --------
  Total
   liabilities      441,593                        353,437
 Shareholders'
  equity             66,220                         55,868
                   --------                       --------
   Total
    liabilities and
    shareholders'
    equity         $507,813                       $409,305
                   ========                       ========

Net interest
 income                        $5,600                         $4,664
                               ======                         ======

Interest rate
 spread                                   4.61%                        4.44%
                                        ======                       ======

Net interest margin                       4.90%                        4.95%
                                        ======                       ======

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            122.04%                      131.88%
                                        ======                       ======

Tax Equivalent
 Adjustment                    $   46                         $   37
                               ======                         ======

(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                         Three Months Ended June 30,
                                      ----------------------------------
                                                2004 vs 2003
                                      ----------------------------------
                                      Increase (Decrease)
                                             Due to
                                      -------------------       Total
                                                               Increase
                                      Volume       Rate       (Decrease)
                                      ------      -------     ----------
                                             (In thousands)
Interest Income:
 Mortgage loans                        $ (424)     $  (82)      $  (506)
 Non-mortgage loans                     1,734        (271)        1,463
 Mortgage-backed securities                19         (40)          (21)
Investment securities (1)                 106           4           110
Daily interest-bearing                    (44)        (15)          (59)
Other earning assets                        4         (20)          (16)
                                       ------      ------       -------
   Total interest income                1,395        (424)          971
                                       ------      ------       -------

Interest Expense:
Regular savings accounts                    7         (11)           (4)
NOW accounts                               82         (76)            6
Money market accounts                      35          (5)           30
Certificates of deposit                   176        (174)            2
Other interest-bearing liabilities         13         (12)            1
                                       ------      ------       -------
    Total interest expense                313        (278)           35
                                       ------      ------       -------

    Net interest income (1)            $1,082      $ (146)      $   936
                                       ======      ======       =======

(1)    Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three month period ended June 30, 2004 was $140,000, compared to $70,000 for the same period in the prior year. Net charge-offs for the current period were $132,000, compared to $15,000 for the same period of the prior year. The ratio of allowance for loan losses to total net loans increased to 1.16% compared to 0.93% at June 30, 2003. The acquisition of Today's Bancorp in July 2003 added $2.6 million to the allowance for loan losses. Net charge-offs to average net loans for the three-month period ended June 30, 2004 increased to 0.14% from 0.02% for the same period in the prior year. During the quarter ended June 30, 2004, management evaluated known and inherent risks in the loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. Management considered the allowance for loan losses at June 30, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $1.0 million or 62.5% for
the quarter ended June 30, 2004 to $2.6 million compared to $1.6 million for the quarter ended June 30, 2003. The increase was due primarily to the gain on the sale and leaseback of the Camas branch and operations center of $828,000 and the increase in the cash surrender value of bank-owned life insurance of $154,000. The bank-owned life insurance was purchased in December 2003.

Reduced mortgage refinance activity resulted in gains on the sale of loans decreasing $129,000 for the quarter ended June 30, 2004 to $175,000 compared to $304,000 for the quarter ended June 30, 2003. The increase in loan servicing income of $127,000 for the same period also reflects the decrease in
mortgage refinancing activity.   Loan servicing income for the quarter ended
June 30, 2004 includes a $16,000 write-up to the market value of mortgage servicing rights as compared to a $39,000 write down in market value of mortgage servicing rights for the same prior year period. For the same periods, loan servicing income also included amortization of mortgage servicing rights of $79,000 and $150,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained. Asset management services income was $272,000 for the quarter ended June 30, 2004, compared to $223,000 for the quarter ended June 30, 2003. RAMCorp. had $141.5 million in total assets under management at June 30, 2004, compared to $125.9 million at June 30, 2003.

Non-Interest Expense. Non-interest expense increased $897,000, or 22.8%, to $4.8 million for the three month period ended June 30, 2004, compared to $3.9 million for the three months ended June 30, 2003. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 57.54% for the three months ended June 30, 2004, compared to 59.90% for the same period in the prior year. Excluding the gain on the sale and leaseback of the Company's Camas Branch, the efficiency ratio for the three months ended June 20, 2004 was 63.95%.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended June 30, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $2.6 million, a 18.2% increase over the three months ended June 30, 2003 total of $2.2 million. Full-time equivalent employees increased to 188 at June 30, 2004 from 161 at June 30, 2003. The majority of the increase in full-time equivalent employees is due to the acquisition of Today's Bancorp which added several commercial lenders and branch personnel. This acquisition also contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangible ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $39,000 for the three months ended June 30, 2004.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 and the related acquisition of $42.0 million in customer deposits created a $3.2 million CDI. The amortization expense was $42,000 for the three months ended June 30, 2004 compared to $82,000 for the prior year period. As of June 30, 2004, this CDI is fully amortized.

Other non-interest expense was $477,000, or a 57.9% increase over the three months ended June 30, 2003 total of $302,000. The majority of the increase over the prior period was due to the termination of a former Today's Bancorp branch operating lease. A loss of $107,000 was incurred to write off the remaining net book value of the leasehold improvements of the branch. The increase in other non-interest expense for the period also included $25,000 related to the write down of other real estate owned to its net realizable value.

Provision for Federal Income Taxes. Provision for federal income taxes was $1.0 million for the three months ended June 30, 2004, compared to $738,000 for the three months ended June 30, 2003 as a result of higher income before taxes. The effective tax rate for three months ended June 30, 2004 was 31.8% compared to 33.0% for the three months ended June 30, 2003. The effective tax rate declined from the prior quarter, reflecting the impact of the purchase of bank-owned life insurance and additional investments in municipal securities.


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

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.


Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)- 15(e) and 15d 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                      RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        ---------------------------------------------------------------------
        Securities
        ----------

     The following table summarizes the Company's share repurchases for the quarter ended June 30, 2004.

                                            Total Number
                                              of Shares
                                            Purchased as     Maximum Number of
                                               Part of         Shares that
                                  Average     Publicly          May Yet Be
            Total Number of     Price Paid    Announced    Purchased Under the
Period    Shares Purchased (1)   per Share     Program          Program (2)
--------  --------------------  ----------  ------------   -------------------
April              -              $    -          -                   -
May                -                   -          -                   -
June               -                   -          -                   -
               -----              ------      -----             -------
Total              -              $    -          -             133,204
               =====              ======      =====             =======

(1) Of these shares, no shares were purchased other than through a publicly announced program.
(2) In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares of its outstanding common stock. This program expires when all shares under the plan have been repurchased.

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

        None.

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            (a)    Exhibits:

              3.1    Articles of Incorporation of the Registrant(1)
              3.2    Bylaws of the Registrant(1)
              4      Form of Certificate of Common Stock of the Registrant(1)
              10.1   Employment Agreement with Patrick Sheaffer(2)
              10.2   Employment Agreement with Ronald A. Wysaske(2)
              10.3   Severance Agreement with Karen Nelson(2)
              10.4   Severance Agreement with John A. Karas(3)
              10.5   Employee Severance Compensation Plan(2)
              10.6   Employee Stock Ownership Plan(4)
              10.7   Management Recognition and Development Plan(5)
              10.8   1998 Stock Option Plan(5)
              10.9   1993 Stock Option and Incentive Plan(5)
              10.10  2003 Stock Option Plan (6)
              31.1   Certifications of the Chief Executive 0fficer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
              31.2   Certifications of the Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
              32     Certifications of the Chief Executive Officer and Chief
                     Financial Officer Pursuant to Section 906 of the
                     Sarbanes-Oxley Act

             (b) Reports on Form 8-K:  None

------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement for the 2003 Annual Meeting of Shareholders, and incorporated herein by reference.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              RIVERVIEW BANCORP, INC.


By: /s/ Patrick Sheaffer                   By: /s/ Ron Dobyns
    ---------------------------               ---------------------------
    Patrick Sheaffer                          Ron Dobyns
    Chairman of the Board                     Senior Vice President
    Chief Executive Officer                   (Chief Financial and
    (Principal Executive Officer)              Accounting Officer)


Date: August 3, 2004                       Date: August 3, 2004

Exhibit 31.1
------------
Section 302 Certification

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 3, 2004
                                   /S/ Patrick Sheaffer
                                   -------------------------------
                                   Patrick Sheaffer
                                   Chairman and Chief Executive Officer

Exhibit 31.2
------------
Section 302 Certification

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 3, 2004

                                   /S/ Ron Dobyns
                                   ------------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

                                   Exhibit 32
                                   ----------

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                           RIVERVIEW BANCORP, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this annual report on Form 10-Q that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/S/ Patrick Sheaffer                  /S/ Ron Dobyns
-----------------------------         ------------------------------
    Patrick Sheaffer                      Ron Dobyns
    Chief Executive Officer               Chief Financial Officer


Dated:  August 3, 2004