Form 10-Q
period 2004-09-30
RIVERVIEW BANCORP INC
filed 2004-11-05
CIK 1041368

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    ------   ------

                          Commission File Number: 0-22957

                               RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Washington                                   91-1838969
---------------------------------------------           ----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                             I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington             98660
--------------------------------------------------       ----------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (360) 693-6650
                                                         ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   X   No
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 4,800,232 shares outstanding as of October 26, 2004.

                                   Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                     INDEX

Part I.  Financial Information                                        Page
         ---------------------

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 2004 and March 31, 2004                   1

         Consolidated Statements of Income
         Three and Six Months Ended September 30, 2004 and 2003        2

         Consolidated Statements of Shareholders' Equity
         for the Year Ended March 31, 2004 and the
         Six Months Ended September 30, 2004                           3

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2004 and 2003                  4

         Consolidated Statements of Comprehensive Income
         for the Three and Six Months Ended September 30, 2004
         and 2003                                                      5

         Notes to Consolidated Financial Statements                   6-14

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  14-29

Item 3:  Quantitative and Qualitative Disclosures
         About Market Risk                                           29-30

Item 4:  Controls and Procedures                                       30


Part II. Other Information                                           31-32
         -----------------


SIGNATURES                                                             33

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND MARCH 31, 2004


                                                   SEPTEMBER 30,   MARCH 31,
(In thousands, except share data) (Unaudited)          2004          2004
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of
 $35,404 and $32,334)                                $ 49,644      $ 47,907
Loans held for sale                                       444           407
Investment securities available for sale, at fair
 value (amortized cost of $30,712 and $32,751)         29,813        32,883
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,487 and $2,591)       2,428         2,517
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $13,445 and $10,417)    13,579        10,607
Loans receivable (net of allowance for loan losses
 of $4,424 and $4,481)                                386,063       381,127
Real estate owned                                           -           742
Prepaid expenses and other assets                       1,234         1,289
Accrued interest receivable                             1,803         1,786
Federal Home Loan Bank stock, at cost                   6,119         6,034
Premises and equipment, net                             8,401         9,735
Deferred income taxes, net                              3,111         2,736
Mortgage servicing rights, net                            564           624
Goodwill                                                9,214         9,214
Core deposit intangible, net                              643           758
Bank owned life insurance                              12,397        12,121
                                                     --------      --------

TOTAL ASSETS                                         $525,457      $520,487
                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Non-interest bearing deposits                        $ 64,598      $ 61,902
Interest-bearing deposits                             347,104       347,113
                                                     --------      --------
     Total Deposits                                   411,702       409,015
Accrued expenses and other liabilities                  5,776         5,862
Advance payments by borrowers for taxes and
 insurance                                                286           328
Federal Home Loan Bank advances                        40,000        40,000
                                                     --------      --------
     Total liabilities                                457,764       455,305

COMMITMENTS AND CONTINGENCIES                               -             -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                   -             -
Common stock, $.01 par value; 50,000,000 authorized,
 issued and outstanding:
  September 30, 2004 - 4,997,300 issued, 4,800,232
   outstanding                                             50            50
  March 31, 2004 - 4,974,979 issued, 4,777,911
   outstanding
Additional paid-in capital                             40,698        40,187
Retained earnings                                      28,945        26,330
Unearned shares issued to employee stock
 ownership trust                                       (1,495)       (1,598)
Accumulated other comprehensive (loss) income            (505)          213
                                                     --------      --------
     Total shareholders' equity                        67,693        65,182
                                                     --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $525,457      $520,487
                                                     ========      ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                      Three Months Ended    Six Months Ended
(In thousands, except share data)         September 30,       September 30,
(Unaudited)                             2004       2003      2004       2003
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans
  receivable                          $ 6,997    $ 6,727   $ 13,623  $ 12,396
 Interest on investment securities        168         88        336       155
 Interest on mortgage-backed
  securities                              164        154        324       335
 Other interest and dividends             201        258        340       472
                                      -------    -------   --------  --------
     Total interest income              7,530      7,227     14,623    13,358
                                      -------    -------   --------  --------

INTEREST EXPENSE:
 Interest on deposits                   1,260      1,325      2,303     2,334
 Interest on borrowings                   504        497      1,000       992
                                      -------    -------   --------  --------
     Total interest expense             1,764      1,822      3,303     3,326
                                      -------    -------   --------  --------
 Net interest income                    5,766      5,405     11,320    10,032
   Less provision for loan losses          50          -        190        70
                                      -------    -------   --------  --------
 Net interest income after provision
  for loan losses                       5,716      5,405     11,130     9,962
                                      -------    -------   --------  --------

NON-INTEREST INCOME:
 Fees and service charges               1,142      1,245      2,312     2,418
 Asset management fees                    257        214        529       437
 Gain on sale of loans held for sale      137        287        312       591
 Gain on sale of other real estate
  owned                                     -         45          -        48
 Loan servicing income                     15        259         34       151
 Gain on sale of premises and equipment     1          -        829         2
 Bank owned life insurance                122          -        276         -
 Other                                     24         (1)        46        18
                                      -------    -------   --------  --------
     Total non-interest income          1,698      2,049      4,338     3,665
                                      -------    -------   --------  --------

NON-INTEREST EXPENSE:
 Salaries and employee benefits         2,587      2,500      5,233     4,749
 Occupancy and depreciation               739        769      1,512     1,355
 Data processing                          237        238        486       442
 Amortization of core deposit
  intangible                               34        107        115       189
 Advertising and marketing                222        244        473       513
 FDIC insurance premium                    15         13         30        25
 State and local taxes                    122        113        275       207
 Telecommunications                        70         73        134       121
 Professional fees                        129        105        252       194
 Other                                    459        416        936       718
                                      -------    -------   --------  --------
     Total non-interest expense         4,614      4,578      9,446     8,513
                                      -------    -------   --------  --------

INCOME BEFORE FEDERAL INCOME TAXES      2,800      2,876      6,022     5,114
PROVISION FOR FEDERAL INCOME TAXES        898        958      1,921     1,696
                                      -------    -------   --------  --------
NET INCOME                            $ 1,902    $ 1,918   $  4,101  $  3,418
                                      =======    =======   ========  ========

 Earnings per common share:
    Basic                             $  0.40    $  0.41   $   0.85  $   0.76
    Diluted                              0.39       0.41       0.84      0.75
 Weighted average number of shares
  outstanding:
    Basic                           4,812,154  4,653,314  4,801,528 4,513,117
    Diluted                         4,885,447  4,728,250  4,875,146 4,585,921
    Cash Dividends Per Share          $ 0.155    $  0.14   $   0.31  $   0.28

       See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2004
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

                                                                 Unearned
                                                                 Shares                  Accum-
                                                                 Issued to               ulated
                                                                 Employee                Other
                                 Common      Addi-               Stock       Unearned    Compre-
                                 Stock       tional              Owner-      Shares      hensive
(In thousands, except       ---------------- Paid-in   Retained  ship        Issued to   Income
 per share data)            Shares    Amount Capital   Earnings  Trust       MRDP        (Loss)  Total
---------------------------------------------------------------------------------------------------------
Balance March 31, 2003      4,358,704   $46  $33,525   $22,389   $(1,804)    $(15)     $ 370    $54,511
 Cash dividends ($0.56 per
  share)                            -     -        -    (2,613)        -        -          -     (2,613)
 Exercise of stock options     40,281     1      484         -         -        -          -        485
 Stock repurchased and
  retired                     (81,500)   (1)  (1,509)        -         -        -          -     (1,510)
 Stock issued in connection
  with acquisition (Note 16)  430,655     4    7,343                                              7,347
 Earned ESOP shares            24,633     -      271         -       206        -          -        477
 Tax benefit, stock option
  and MDRP                          -     -       73         -         -        -          -         73
 Earned MRDP shares             5,138     -        -         -         -       15          -         15

                            ---------   ---  -------   -------   -------     ----      -----    -------
                            4,777,911    50   40,187    19,776    (1,598)       -        370     58,785

Comprehensive income:
 Net income                         -     -        -     6,554         -        -          -      6,554
 Other comprehensive income:
  Unrealized holding loss on
  securities of $157 (net of
  $81 tax effect)                   -     -        -         -         -        -       (157)      (157)
                                                                                                -------

Total comprehensive income          -     -        -         -         -        -          -      6,397

                            ---------   ---  -------   -------   -------     ----      -----    -------
Balance March 31, 2004      4,777,911    50   40,187    26,330    (1,598)       -        213     65,182

 Cash dividends ($0.31 per

 share)                             -     -        -    (1,486)        -        -          -     (1,486)
 Exercise of stock options     22,321     -      296         -         -        -          -        296
 Earned ESOP shares                 -     -      151         -       103        -          -        254
 Tax benefit, stock option          -     -       64         -         -        -          -         64

                            ---------   ---  -------   -------   -------     ----      -----    -------
                            4,800,232    50   40,698    24,844    (1,495)       -        213     64,310

Comprehensive income:
 Net income                         -     -        -     4,101         -        -          -      4,101
 Other comprehensive income:
  Unrealized holding loss
  on securities of $718
  (net of $370 tax effect)          -     -        -         -         -        -       (718)      (718)
                                                                                                -------

Total comprehensive income          -     -        -         -         -        -          -      3,383

                            ---------   ---  -------   -------   -------     ----      -----    -------
Balance September 30, 2004  4,800,232   $50  $40,698   $28,945   $(1,495)    $  -      $(505)   $67,693
                            =========   ===  =======   =======   =======     ====      =====    =======

See notes to consolidated financial statements.

                                                   3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(In thousands) (Unaudited)                                2004       2003
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   4,101    $   3,418
Adjustments to reconcile net income to cash provided
 by operating activities:
  Depreciation and amortization                             834        1,091
  Mortgage servicing rights valuation adjustment            (18)        (303)
  Provision for loan losses                                 190           70
  (Benefit) provision  for deferred income taxes             (5)          35
  Noncash expense related to ESOP                           254          224
  Noncash expense related to MRDP                             -           16
  Increase in deferred loan origination fees, net
   of amortization                                           27          460
  Federal Home Loan Bank stock dividend                     (85)        (123)
  Origination of loans held for sale                    (14,445)     (34,511)
  Proceeds from sales of loans held for sale             14,449       34,485
  Net gain on loans held for sale, sale of real
   estate owned, and premises and equipment                (943)        (503)
  Changes in assets and liabilities:
    Decrease in prepaid expenses and other assets         2,038          141
    (Decrease) increase in accrued interest receivable      (17)         213
    Decrease in accrued expenses and other liabilities     (818)      (1,313)
                                                      ---------    ---------
        Net cash provided by operating activities         5,562        3,400
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                    (196,327)    (139,348)
  Principal repayments/refinance on loans               191,987      155,070
  Purchase of investment securities available
   for sale                                                   -       (5,000)
  Purchase of mortgage-backed securities available
   for sale                                              (5,000)           -
  Principal repayments on mortgage-backed securities
   available for sale                                     1,969        4,778
  Principal repayments on investment securities
   available for sale                                        37            -
  Proceeds from call or maturity of investment
   securities available for sale                          2,000          250
  Principal repayments on mortgage-backed securities
   held to maturity                                          89          501
  Purchase of premises and equipment                        (86)        (250)
  Acquisition, net of cash received                           -        7,206
  Purchase of first mortgage or improvement of REO          (47)        (113)
  Proceeds from sale of real estate owned and premises
   and equipment                                            122           43
                                                      ---------    ---------
        Net cash (used in) provided by investing
         activities                                      (5,256)      23,137
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts             2,588         (357)
  Dividends paid                                         (1,411)      (1,159)
  Repurchase of common stock                                  -       (1,510)
  Proceeds from Federal Home Loan Bank advances          15,100            -
  Repayment of Federal Home Loan Bank advances          (15,100)           -
  Net (decrease) increase in advance payments by
   borrowers                                                (42)           8
  Proceeds from exercise of stock options                   296          220
                                                      ---------    ---------
        Net cash (used in) provided by financing
         activities                                       1,431       (2,798)
                                                      ---------    ---------

NET INCREASE IN CASH                                      1,737       23,739
CASH, BEGINNING OF PERIOD                                47,907       60,858
                                                      ---------    ---------
CASH, END OF PERIOD                                   $  49,644    $  84,597
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
  Interest                                            $   3,352    $   3,392
  Income taxes                                            1,500        1,500

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned              $       -    $     308
  Dividends declared and accrued in other
   liabilities                                              744          663
  Financed sale of  real estate owned                       578            -
  Fair value adjustment to securities available
   for sale                                              (1,087)         391
  Income tax effect related to fair value adjustment        370         (133)
  Common stock issued upon business combination               -        7,348

See notes to consolidated financial statements.

Riverview Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)

                                      Three Months            Six Months
                                   Ended September 30,    Ended September 30,
                                  ------------------------------------------
                                    2004        2003       2004        2003
                                  -------      ------     ------      ------
                                                 (In thousands)
 Net Income                       $ 1,902     $ 1,918    $ 4,101     $ 3,418
 Change in fair value of
  securities available for sale,
  net of tax                          (32)        802       (718)        258
                                  ------------------------------------------
Total Comprehensive Income        $ 1,870     $ 2,720    $ 3,383     $ 3,676
                                  ==========================================

See notes to condensed consolidated financial statements

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary include all the accounts of Riverview Bancorp, Inc. (the "Company") and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp."). All inter-company transactions and balances have been eliminated in consolidation.

3.  STOCK-BASED COMPENSATION

At September 30, 2004, the Bank had two stock-based employee compensation plans. The Bank accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the Bank's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation awards:

                                  Three Months Ended     Six Months Ended
                                     September 30,         September 30,
                                  ----------------------------------------
                                   2004        2003      2004        2003
                                  ------      ------    ------      ------
Net income (in thousands):
  As reported                     $1,902      $1,918    $4,101      $3,418
  Deduct: Total stock based
  compensation expense determined
  under fair value based method
  for all options, net of related
  tax benefit                        (23)        (54)      (47)       (103)
                                  ------      ------    ------      ------
  Pro forma                        1,879       1,864     4,054       3,315

Earnings per common share - basic:
  As reported                     $ 0.40      $ 0.41    $ 0.85      $ 0.76
  Pro forma                         0.39        0.40      0.84        0.72

Earnings per common share -
 fully diluted:
  As reported                     $ 0.39      $ 0.41    $ 0.84      $ 0.75
  Pro forma                         0.39        0.39      0.83        0.73

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

                                 Three Months Ended      Six Months Ended
                                    September 30,           September 30,
                                -------------------------------------------
                                  2004        2003         2004       2003
                                -------     -------      -------    -------
Basic EPS computation:
  Numerator-Net income         $1,902,000  $1,918,000  $4,101,000  $3,418,000
  Denominator-Weighted average
   common shares outstanding    4,812,154   4,653,314   4,801,528   4,513,117
Basic EPS                      $    0 .40  $     0.41  $    0 .85  $     0.76
                               ==========  ==========  ==========  ==========
Diluted EPS computation:
  Numerator-Net Income         $1,902,000  $1,918,000  $4,101,000  $3,418,000
  Denominator-Weighted average
   common shares outstanding    4,812,154   4,653,314   4,801,528   4,513,117
   Effect of dilutive stock
    options                        73,293      71,671      73,618      69,675
   Effect of dilutive MRDP
    shares                              -       3,265           -       3,129
                               ----------  ----------  ----------  ----------
   Weighted average common
    shares and common stock
    equivalents                 4,885,447   4,728,250   4,875,146   4,585,921
Diluted EPS                    $     0.39  $     0.41  $     0.84  $     0.75
                               ==========  ==========  ==========  ==========


5. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
September 30, 2004
------------------
Trust Preferred                 $ 5,000      $ 19       $     -    $ 5,019
U.S. Agency securities            9,000        26            (2)     9,024
U.S. Government Equity
 securities                      12,700         -        (1,100)    11,600
Municipal bonds                   4,012       158             -      4,170
                                -------      ----       -------    -------
   Total                        $30,712      $203       $(1,102)   $29,813
                                =======      ====       =======    =======

March 31, 2004
--------------
Trust Preferred                 $ 5,000      $ 19       $     -    $ 5,019
U.S Agency securities            11,000       194             -     11,194
U.S. Government Equity
 securities                      12,700         -          (300)    12,400
Municipal bonds                   4,051       219             -      4,270
                                -------      ----       -------    -------
   Total                        $32,751      $432       $  (300)   $32,883
                                =======      ====       =======    =======

The contractual maturities of investment securities available for sale are as follows (in thousands):
                                              Amortized    Estimated
September 30, 2004                                 Cost    Fair Value
------------------                            ---------    ----------
Due after one year through five years          $ 10,412      $ 10,521
Due after five years through ten years              530           571
Due after ten years (1)                          19,770        18,721
                                               --------      --------
   Total                                       $ 30,712      $ 29,813
                                               ========      ========

(1) Includes U.S. Government equity securities with an amortized cost of $12,700 and estimated fair value of $11,600 that are redeemable by the agencies every two years on the respective dividend reset dates.

Investment securities with an amortized cost of $15.0 million and $16.5 million and a fair value of $14.1 million and $16.3 million at September 30, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. The Bank pledged investment securities with an amortized cost of $344,000 and $500,000 and a fair value of $361,000 and $504,000 at September 30, 2004 and March 31, 2004, respectively, as collateral for treasury tax and loan funds.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2004 are as follows (in thousands):

                   Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
U.S. Agency
 securities        $1,998     $  (3)    $     -   $     -   $ 1,998   $    (3)
U.S. Government
 Equity
 securities             -         -      11,600    (1,100)   11,600    (1,100)
                   ------     -----     -------   -------   -------   -------
  Total temporarily
   impaired
   securities      $1,998     $  (3)    $11,600   $(1,100)  $13,598   $(1,103)
                   ======     =====     =======   =======   =======   =======

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. Despite the unrealized loss position of these securities, we have concluded, as of September 30, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

The Company realized no gains or losses on sales of investment securities available for sale for the six-month periods ended September 30, 2004 and 2003.

6.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
September 30, 2004
------------------
Real estate mortgage
 investment conduits            $ 1,802      $  39       $   -     $ 1,841
FHLMC mortgage-backed
 securities                         281          7           -         288
FNMA mortgage-backed
 securities                         345         13           -         358
                                -------      -----       -----     -------
   Total                        $ 2,428      $  59       $   -     $ 2,487
                                =======      =====       =====     =======

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
                                =======      =====       =====     =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                              Amortized      Estimated
September 30, 2004                                 Cost     Fair Value
------------------                            ---------     ----------
Due after one year through five years           $   28        $   28
Due after five years through ten years              26            28
Due after ten years                              2,374         2,431
                                                ------        ------
   Total                                        $2,428        $2,487
                                                ======        ======

Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.9 million and $1.9 million at September 30, 2004 and March 31, 2004, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $289,000 and $332,000 and a fair value of $300,000 and $341,000 at September 30, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") securities.


Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
September 30, 2004
------------------
Real estate mortgage
 investment conduits            $ 2,244      $  51       $   -     $ 2,295
FHLMC mortgage-backed
 securities                      10,917         80          (8)     10,989
FNMA mortgage-backed
 securities                         284         11           -         295
                                -------      -----       -----     -------
   Total                        $13,445      $ 142       $  (8)    $13,579
                                =======      =====       =====     =======

March 31, 2004
--------------
Real estate mortgage
 investment conduits            $ 2,943      $  72       $   -     $ 3,015
FHLMC mortgage-backed
 securities                       7,086        104           -       7,190
FNMA mortgage-backed
 securities                         388         14           -         402
                                -------      -----       -----     -------
   Total                        $10,417      $ 190       $   -     $10,607
                                =======      =====       =====     =======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                          Amortized     Estimated
September 30, 2004                             Cost    Fair Value
------------------                        ---------    ----------
Due after one year through five years      $ 2,033       $ 2,079
Due after five years through ten years       9,287         9,325
Due after ten years                          2,125         2,175
                                           -------       -------
   Total                                   $13,445       $13,579
                                           =======       =======

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $13.2 million and $9.9 million and a fair value of $13.3 million and $10.1 million at September 30, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $74,000 and $105,000 and a fair value of $77,000 and $111,000 at September 30, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2004 are as follows (in thousands):

                   Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
Mortgage-backed
 securities        $4,754     $  (8)     $   -    $    -    $4,754    $  (8)
                   ------     -----      -----    ------    ------    -----
  Total
   temporarily
   impaired
   securities      $4,754     $  (8)     $   -    $    -    $4,754    $  (8)
                   ======     =====      =====    ======    ======    =====

The Company has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the six months ended September 30, 2004 and 2003.

7. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                       September 30,    March 31,
                                           2004           2004
                                       -------------    ---------
Residential:
  One-to-four-family                     $ 40,841       $ 44,194
  Multi-family                              4,060          5,074
Construction:
  One-to-four-family                       63,317         78,094
  Commercial real estate                    1,453          1,453
Commercial                                 58,965         57,702
Consumer:
  Secured                                  29,896         26,908
  Unsecured                                 1,897          1,689
Land                                       28,790         27,020
Commercial real estate                    193,497        177,785
                                         --------       --------
                                          422,716        419,919

Less:
  Undisbursed portion of loans             29,330         31,204
  Deferred loan fees                        2,899          3,107
  Allowance for loan losses                 4,424          4,481
                                         --------       --------
     Loans receivable, net               $386,063       $381,127
                                         ========       ========


Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income. As of September 30, 2004 and March 31, 2004, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                        September 30,       September 30,
                                    --------------------------------------
                                     2004        2003     2004        2003
                                    ------      ------   ------     -------

Beginning balance                  $ 4,489     $ 2,793   $ 4,481    $ 2,739
Provision for losses                    50           -       190         70
Charge-offs                           (263)       (227)     (396)      (242)
Recoveries                             148          38       149         38
Acquisition                              -       2,639         -      2,639
Net change in allowance for
 unfunded loan commitments and
 lines of credit                         -         (38)        -        (39)
                                   -------     -------   -------    -------
Ending balance                     $ 4,424     $ 5,205   $ 4,424    $ 5,205
                                   =======     =======   =======    =======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    ---------------------------------------
                                     2004       2003      2004        2003
                                    ------     ------    ------      ------
Beginning balance                   $ 179      $ 176     $ 191       $ 175

Net change in allowance for
 unfunded loan commitments and
 lines of credit                       28         38        16          39
                                    -----      -----     -----       -----

Ending balance                      $ 207      $ 214     $ 207       $ 214
                                    =====      =====     =====       =====

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. Beginning the quarter ending June 30, 2004, the provision for unfunded commitments was charged to non-interest expense and prior to this it was charged to the allowance for loan losses. The change was made to conform the accounting to both GAAP and regulatory accounting.

At September 30, 2004 and March 31, 2004, the Company's recorded investment in impaired loans was $1.3 million and $1.3 million respectively. As of September 30, 2004 there were no loans classified as impaired requiring an allowance for loan losses in accordance with SFAS 114 (as amended by SFAS 118). A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except, when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell is used. The average investment in impaired loans was approximately $1.3 million, $716,000 and $1.2 million during the six months ended September 30, 2004, September 30, 2003 and the year ended March 31, 2004, respectively. Interest income recognized on impaired loans was $5,000, $4,000 and $44,000 for the six months ended September 30, 2004, September 30, 2003 and the year ended March 31, 2004, respectively. There were $163,000 loans past due 90 days or more and still accruing interest at September 30, 2004 and none at March 31, 2004.

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

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    --------------------------------------
                                       2004      2003      2004      2003
                                     -------   -------    ------    ------
Balance at beginning of period, net   $ 601     $ 481     $ 624     $ 629
  Additions                              31        60        71       131
  Amortization                          (70)     (165)     (149)     (345)
  Change in valuation allowance           2       342        18       303
                                      -----     -----     -----     -----
Balance at end of period, net         $ 564     $ 718     $ 564     $ 718
                                      =====     =====     =====     =====

Valuation allowance at beginning
 of period                            $  90     $ 452     $ 106     $ 413
  Change in valuation allowance          (2)     (342)      (18)     (303)
                                      -----     -----     -----     -----
Valuation allowance balance at end
 of period                            $  88     $ 110     $  88     $ 110
                                      =====     =====     =====     =====

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At September 30, 2004 and March 31, 2004, the fair value of MSRs totaled $1.1 million and $669,000, respectively. The September 30, 2004 fair value was estimated using a discount rate of 9.04% and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 140 to 920.

Amortization expense for the net carrying amount of MSRs at September 30, 2004 is estimated as follows (in thousands):


                                 Year Ending
                                  March 31,
                             -------------------
                               2005       $108
                               2006        159
                               2007        100
                               2008         92
                               2009         73
                            After 2009      32
                                          ----
                               Total      $564
                                          ====

11.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $643,000 at September 30, 2004 and $999,000 at September 30, 2003. Amortization expense related to the core deposit intangible during the three months ended September 30, 2004 and 2003 totaled $34,000 and $107,000, respectively. During the three months ended September 30, 2003, the Company had additions to core deposit intangibles totaling $820,000 in connection with the acquisition of Today's Bancorp, Inc. ("Today's Bancorp").

Remaining amortization expense for the net core deposit intangible at September 30, 2004 is estimated to be as follows (in thousands):

                                 Year Ending
                                   March 31,
                                ---------------
                                2005       $ 65
                                2006        116
                                2007         98
                                2008         83
                                2009         71
                             After 2009     210
                                           ----
                               Total       $643
                                           ====

12.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                   At September 30, 2004    At March 31, 2004
                                   ---------------------    -----------------

Federal Home Loan Bank advances            $40,000                $40,000

Weighted average interest rate:              4.93%                  4.88%


Borrowings have the following maturities at September 30, 2004 (in thousands):

                                 Year Ending
                                   March 31,
                               -----------------
                               2006     $ 15,000
                               2007       20,000
                               2008        5,000
                                         -------
                               Total     $40,000
                                         =======

13.   NEW ACCOUNTING PRONOUNCEMENTS


For the quarter ended September 30, 2004, there were no new accounting pronouncements that will have a significant impact on the Company's financial statements.

14.  COMMITMENTS AND CONTINGENCIES

Off-balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $207,000 at September 30, 2004.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances where the Bank deems necessary.

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of September 30, 2004:

                                          Contract or
                                             Notional
(In Thousands)                                 Amount
--------------                            -----------

Commitments to originate loans
  Adjustable                                $  7,665
  Fixed                                        3,142
Standby letters of credit                        146
Undisbursed portion of loan funds             29,330
Unused lines of credit                        68,754
                                            --------
  Total                                     $109,037
                                            ========

At September 30, 2004, the Company had firm commitments to sell $444,000 of residential loans to FHLMC. These agreements are short-term, fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2004, loans under warranty totaled $126.3 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At September 30, 2004, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                            Within      1-3       4-5       Over      Total
                            1 year    Years     Years    5 Years    Balance
                           -------   -------   -------   -------    --------
Certificates of deposit    $77,543   $30,081   $28,203   $ 4,108    $139,935
FHLB advances               15,000    20,000     5,000         -      40,000
Operating leases             1,103     1,785     1,692     2,146       6,726
                           -------   -------   -------   -------    --------
Total other contractual
 obligations               $93,646   $51,866   $34,895   $ 6,254    $186,661
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
                                   =========

The following unaudited pro forma financials for the three and six months ended September 30, 2004 and 2003 assume that the Today's Bancorp acquisition occurred as of April 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.

                           Pro Forma Financial        Pro Forma Financial
                             Information for            Information for
                         the Three Months Ended       the Six Months Ended
                              September 30,               September 30,
                             2004        2003           2004         2003
                         -----------------------      ---------------------
                         (in thousands, except        (in thousands except
                            per share data)              per share data)

Net Interest Income        $ 5,766     $ 5,594         $11,320      $11,157
Non-interest Income          1,698       2,055           4,338        3,763
Non-interest Expense         4,614       4,888           9,446        9,822
Net Income                 $ 1,902     $ 2,148         $ 4,101      $ 3,636
  Earnings per common share:
    Basic                  $  0.40     $  0.41         $  0.85      $  0.76
    Diluted                   0.39        0.41            0.84         0.75



Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified four policies, that as a result of judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the impairment of goodwill, the valuation of the mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related to the Bank. If the fair value exceeds the carrying value, goodwill of the Bank unit is not considered impaired and no additional analysis is necessary. As of September 30, 2004, there have been no events or changes in circumstances that would indicate a potential impairment.

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

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan is paid off earlier than anticipated. Moreover, because most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSRs are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects the Company's MSRs to impairment. MSR impairment is recorded in the amount that the estimated fair value is less than the MSRs' carrying value on a strata by strata basis.

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

The Company continues to change the composition of its loan portfolio and deposit base as part of the transition to commercial banking. Commercial real estate loans and commercial loans have grown from 15.72% and 5.87% of the loan portfolio at March 31, 2000, to 46.1% and 14.0% at September 30, 2004.

The Company's strategic plan includes the diversification of its loan portfolio to include a larger portion of commercial and commercial real estate loans. Targeting the commercial banking customer base, specifically small- and medium-sized businesses, professionals and wealth building individuals within the Company's primary market area, is an objective of the Company. Significant portions of the growing commercial loan portfolio carry adjustable rates, higher yields or shorter terms, and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. This focus is designed to enhance earnings and reduce interest rate risk.

A related goal is to increase the proportion of personal and business checking account deposits and provide a more complete range of financial services to customers in the local communities. Whether increasing loan portfolio size or deposit base, the Company will continue to emphasize controlled growth. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its thirteen branches are located in Clark County, which is one of the fastest growing counties in the state, according to the U.S. Census Bureau 2000 census.

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


Comparison of Financial Condition at September 30, 2004 and March 31, 2004

At September 30, 2004, the Company had total assets of $525.5 million, compared with $520.5 million at March 31, 2004. The increase in total assets was primarily due to an increase in net loans receivable.

Cash, including interest-earning accounts, totaled $49.6 million at September
30, 2004, compared to $47.9 million at March 31, 2004.   The increase is
reflected in the increase in deposit accounts.

Loans held for sale increased $37,000 to $444,000 at September 30, 2004, compared to $407,000 at March 31, 2004. The increase reflects the variable demand for residential loan financing. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $386.1 million at September 30, 2004, compared to $381.1 million at March 31, 2004. Commercial real estate loans increased $15.7 million, consumer loans increased $3.2 million and land loans increased $1.8 million, which offset decreases of $14.8 million in net residential construction loans and $4.4 million in residential loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Investment securities available-for-sale totaled $29.8 million at September 30, 2004, compared to $32.9 million at March 31, 2004. The decrease of $3.1 million was primarily due to pay downs.

Mortgage-backed securities held-to-maturity totaled $2.4 million at September 30, 2004, relatively unchanged from March 31, 2004.

Mortgage-backed securities available-for-sale were $13.6 million at September 30, 2004, compared to $10.6 million at March 31, 2004. The $3.0 million net increase reflects a $5.0 million in purchases and $2.0 million in pay downs and unrealized market gains and losses.

Bank-owned life insurance increased to $12.4 million at September 30, 2004, from $12.1 million at March 31, 2004. The $300,000 increase reflects an increase in cash surrender value of the policies.

Prepaid expenses and other assets were $1.2 million at September 30, 2004, compared to $1.3 million at March 31, 2004.

Deposit accounts totaled $411.7 million at September 30, 2004, compared to $409.1 million at March 31, 2004. The total average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased 3.8% to $267.4 million for the quarter ended September 30, 2004, compared to $257.6 million for the quarter ended March 31, 2004. Transaction accounts represented 65.9% and 65.3% of average total outstanding balance of deposits for the quarters ended September 30, 2004 and March 31, 2004, respectively. The quarterly average outstanding balance of certificates of deposit increased $1.6 million to $138.3 million, compared to $136.7 million for the quarter ended March 31, 2004.

FHLB advances were $40.0 million at both September 30, 2004 and March 31,
2004.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $2.5 million to $67.7 million at September 30, 2004 from $65.2 million at March 31, 2004. The increase was primarily as a result of the $3.4 million total comprehensive income, $215,000 exercise of stock options and $399,000 earned ESOP shares, partially offset by $1.5 million in cash dividends paid to shareholders.

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"), its primary federal regulator. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated in accordance with regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it was subject at September 30, 2004.

As of September 30, 2004, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
September 30, 2004
Total Capital:
 (To Risk Weighted
  Assets)         $ 54,603  12.71%  $ 34,370    8.0%      $ 42,963     10.0%
Tier I Capital:
 (To Risk Weighted
  Assets)           50,179  11.68     17,185    4.0         25,778      6.0
Tier I Capital:
 (To Adjusted
  Tangible Assets)  50,179   9.89     15,226    3.0         25,377      5.0
Tangible Capital:
 (To Tangible
  Assets)           50,179   9.89      7,613    1.5           N/A       N/A

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purpose       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
March 31, 2004
Total Capital:
 (To Risk Weighted
  Assets)        $ 53,952   12.78%  $ 33,760    8.0%      $ 42,200     10.0%
Tier I Capital:
 (To Risk Weighted
  Assets)          49,471   11.72     16,880    4.0         25,320      6.0
Tier I Capital:
 (To Adjusted
  Tangible Assets) 49,471    9.81     15,125    3.0         25,209      5.0
Tangible Capital:
 (To Tangible
  Assets)          49,471    9.81      7,563    1.5           N/A       N/A


The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at September 30, 2004 (in thousands):

Equity                             $59,762
Net unrealized securities loss         505
Goodwill and other intangibles     (10,032)
Servicing asset                        (56)
                                   -------
Tangible capital                    50,179
Allowance for loan losses            4,424
                                   -------
Total capital                      $54,603
                                   =======

Liquidity

The Bank's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, cash totaled $49.6 million, or 9.4% of total assets. The Bank has a line of credit with the FHLB of Seattle. The line of credit is 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2004, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $154.4 million, limited to available collateral.

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

Asset Quality

The allowance for loan losses was $4.4 million at September 30, 2004 and $4.5 million at March 31, 2004. Management believes the allowance for loan losses at September 30, 2004 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.5 million, or 0.28% of total assets at September 30, 2004, compared with $2.0 million, or 0.39% of total assets at March 31, 2004. The $1.3 million balance of non-accrual loans is composed of two residential real estate loans, two commercial real estate loans, one land loan and eight commercial loans. The following table sets forth information regarding the Company's non-performing assets.

                                   September 30, 2004    March 31, 2004
                                   ------------------    --------------
                                          (dollars in thousands)
Loans accounted for on a
nonaccrual basis:
  Residential real estate                 $  236              $   24
  Commercial real estate                     309                 309
  Land                                       475                  31
  Commercial                                 295                 872
  Consumer                                     -                  65
                                          ------              ------
    Total                                  1,315               1,301
                                          ------              ------

Accruing loans which are contractually
 past due 90 days or more                    163                   -
                                          ------              ------

Total of nonaccrual and 90 days past
 due loans                                 1,478               1,301
                                          ------              ------

Real estate owned (net)                        -                 742
                                          ------              ------
   Total nonperforming assets             $1,478              $2,043
                                          ======              ======

Total loans delinquent 90 days
 or more to net loans                       0.38%               0.34%

Total loans delinquent 90 days or
 more to total assets                       0.28%               0.25%

Total nonperforming assets to
 total assets                               0.28%               0.39%


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Financial Highlights. Net income for the three months ended September 30, 2004 was $1.9 million, or $0.40 per basic share ($0.39 per diluted share), compared to net income of $1.9 million, or $0.41 per basic share ($0.41 per diluted share) for the three months ended September 30, 2003. The Company's improved operating results reflect significant growth of average interest-earning assets and a small decrease in interest-bearing liabilities. The prior year's second fiscal quarter non-interest income included a $342,000 increase in the fair market value of mortgage servicing rights as compared to the current quarter's $2,000 increase in fair value of mortgage servicing rights.

The annualized return on average assets was 1.45% for the three months ended September 30, 2004, compared to 1.48% for the three months ended September 30, 2003. For the same periods, the annualized return on average common equity was 11.14% compared to 12.27%. In addition, the efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of non-interest expenses to total revenue, was 60.81% compared to 61.44% for the three months ended September 30, 2003.

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

Net interest income for the three months ended September 30, 2004 was $5.8 million, representing a $361,000, or a 6.7% increase, compared to the same prior year period. This improvement reflected a 0.5% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans, commercial real estate loans, mortgage backed securities and investment securities, partially offset by a decrease in the average balance of residential mortgage loans and daily interest-bearing assets) to $471.3 million. The average balance of interest-bearing liabilities decreased by 3.3% or $12.9 million to $380.5 million. The increase in savings and money market accounts was off-set by the decreases in NOW accounts and certificates of deposit accounts. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 123.8% in the three month period ended September 30, 2004 from 119.2% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded less by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $7.5 million and $7.2 million, for the three months ended September 30, 2004 and 2003, respectively. Average interest-earning assets increased $2.2 million to $471.3 million for the three months ended September 30, 2004 from $469.1 million for the same period in 2003. The yield on interest-earning assets was 6.38% for the three months ended September 30, 2004 compared to 6.14% for the three months ended September 30, 2003. The increased yield is primarily the result of a smaller average balance of low interest earning daily interest-bearing assets at September 30, 2004 as compared to September 30, 2003.

Interest Expense. Interest expense was $1.8 million for both the three months ended September 30, 2004 and 2003. Average interest-bearing liabilities decreased $12.9 million to $380.5 million for the three months ended September 30, 2004 from $393.5 million for the same prior year period. The weighted average interest rate on total deposits was 1.47% and 1.48% for the three months ended September 30, 2004 and 2003, respectively. The weighted average interest rate of FHLB borrowings was 5.0% for the three months ended September 30, 2004 from 4.94% for same period in the prior year. The level of liquidity in the second quarter of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held the FHLB borrowings stable at $40.0 million.

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

                                                   Three Months Ended September 30,
                                   ----------------------------------------------------------------
                                               2004                               2003
                                   ----------------------------      ------------------------------
                                              Interest                           Interest
                                   Average      and       Yield/     Average       and       Yield/
                                   Balance   Dividends     Cost      Balance    Dividends     Cost
                                   -------   ---------    ------     -------    ---------    ------
                                                        (Dollars in thousands)
Interest-earning assets:
 Residential mortgage loans       $123,919    $ 2,406      7.70%     $148,660    $ 2,921      7.80%
 Commercial and consumer loans     265,075      4,591      6.87       219,838      3,806      6.87
                                  --------    -------    ------      --------    -------    ------
  Total net loans (1)              388,994      6,997      7.14       368,498      6,727      7.24

 Mortgage-backed securities(2)      16,347        164      3.98        12,294        154      4.97
 Investment securities(2), (3)      32,060        279      3.45        25,772        190      2.92
 Daily interest-bearing assets      27,795         95      1.36        56,676        130      0.91
 Other earning assets                6,078         41      2.68         5,835         63      4.28
                                  --------    -------    ------      --------    -------    ------
  Total interest-earning assets    471,274      7,576      6.38       469,075      7,264      6.14

Non-interest-earning assets:
 Office properties and equipment,
  net                                8,541                             10,348
 Other non-interest-earning assets  40,079                             33,199
                                  --------                           --------
    Total assets                  $519,894                           $512,622
                                  ========                           ========

Interest-bearing liabilities:
 Regular savings accounts         $ 31,665         44      0.55      $ 27,616         39      0.56
 NOW accounts                       97,043        189      0.77       111,191        229      0.82
 Money market accounts              73,550        189      1.02        68,380        158      0.92
 Certificates of deposit           138,281        838      2.40       146,284        899      2.43
                                  --------    -------    ------      --------    -------    ------
  Total deposits                   340,539      1,260      1.47       353,471      1,325      1.48

Other interest-bearing
 liabilities                        40,000        504      5.00        40,000        497      4.94
                                  --------    -------    ------      --------    -------    ------
  Total interest-bearing
   liabilities                     380,539      1,764      1.84       393,471      1,822      1.84

Non-interest-bearing liabilities:
 Non-interest-bearing deposits      65,166                             54,268
Other liabilities                    6,428                              2,852
                                  --------                           --------
  Total liabilities                452,133                            450,591
 Shareholders' equity               67,761                             62,031
                                  --------                           --------
    Total liabilities and
     shareholders' equity         $519,894                           $512,622
                                  ========                           ========

Net interest income                           $ 5,812                            $ 5,442
                                              =======                            =======

Interest rate spread                                       4.54%                              4.30%
                                                         ======                             ======

Net interest margin                                        4.89%                              4.60%
                                                         ======                             ======

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                            123.84%                            119.21%
                                                         ======                             ======

Tax Equivalent Adjustment                     $    46                            $    37
                                              =======                            =======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3) Includes tax equivalent adjustment in interest income.

                                                   23

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                 Three Months Ended September 30,
                                 --------------------------------
                                           2004 vs 2003
                                 ---------------------------------
                                  Increase (Decrease)
                                        Due to
                                 --------------------     Total
                                                         Increase
                                  Volume       Rate      (Decrease)
                                 -------      ------     ----------
                                          (In thousands)
Interest Income:
 Residential mortgage loans       $ (480)      $ (36)     $ (516)
 Commercial and consumer loans       783           2         785
 Mortgage-backed securities           45         (35)         10
Investment securities (1)             51          38          89
Daily interest-bearing               (83)         48         (35)
Other earning assets                   3         (25)        (22)
                                  ------       -----      ------
   Total interest income             319          (8)        311
                                  ------       -----      ------

Interest Expense:
Regular savings accounts               6          (1)          5
NOW accounts                         (28)        (12)        (40)
Money market accounts                 12          19          31
Certificates of deposit              (51)        (10)        (61)
Other interest-bearing liabilities     -           6           6
                                  ------       -----      ------
   Total interest expense            (61)          2         (59)
                                  ------       -----      ------
   Net interest income (1)        $  380       $ (10)     $  370
                                  ======       =====      ======

(1)    Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three-month period ended September 30, 2004 was $50,000, compared to zero for the same period in the prior year. Net charge-offs for the current period were $115,000, compared to $189,000 for the same period of the prior year. The ratio of allowance for loan losses to total net loans was 1.13% compared to 1.38% at September 30, 2003. Net charge-offs to average net loans for the three-month period ended September 30, 2004 decreased to 0.12% from 0.20% for the same period in the prior year. Significant improvement has been made both in the dollar amount of loans classified and the mix of classified loans at September 30, 2004 as compared to September 30, 2003. Loans classified as substandard and doubtful have decreased $3.7 million from September 30, 2003
to September 30, 2004   Management considered the allowance for loan losses at
September 30, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income was $1.7 million for the quarter
ended September 30, 2004 compared to $2.0 million for the quarter ended September 30, 2003. The prior year's second fiscal quarter included a $342,000 increase in fair market value of mortgage servicing rights compared to a $2,000 increase in the current quarter.

Reduced mortgage refinance activity resulted in gains on the sale of loans decreasing $150,000 for the quarter ended September 30, 2004 to $137,000 from $287,000 for the quarter ended September 30, 2003. For the same periods, loan servicing income also included amortization of mortgage servicing rights of $70,000 and $165,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained. Asset management services income was $257,000 for the quarter ended September 30, 2004, compared to $214,000 for the quarter ended September 30, 2003. RAMCorp. had $155.6 million in total assets under management at September 30, 2004, compared to $123.0 million at September 30, 2003.

Non-Interest Expense. Non-interest expense increased $36,000, or 0.8%, to $4.6 million for the three month period ended September 30, 2004, compared to $4.6 million for the three months ended September 30, 2003. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 60.81% for the three months ended September 30, 2004, compared to 61.44% for the same period in the prior year.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended September 30, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $2.6 million, a 3.4% increase over the three months ended September 30, 2003 total of $2.5 million. Full-time equivalent employees increased to 186 at September 30, 2004 from 178 at September 30, 2003. The majority of the increase in full-time equivalent employees is due to increased staffing at retail branches.

The July 2003 acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangible ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $34,000 for the three months ended September 30, 2004.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 and the related acquisition of $42.0 million in customer deposits created a $3.2 million CDI. The amortization expense was none for the three months ended September 30, 2004 compared to $82,000 for the prior year period. As of June 30, 2004, this CDI is fully amortized.


Provision for Federal Income Taxes. Provision for federal income taxes was $898,000 for the three months ended September 30, 2004, compared to $958,000 for the three months ended September 30, 2003 as a result of lower income before taxes. The effective tax rate for three months ended September 30, 2004 was 32.1% compared to 33.3% for the three months ended September 30, 2003.
The effective tax rate declined from the prior quarter, reflecting the impact of the purchase of bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended September 30, 2004 and 2003

Financial Highlights. Net income for the six months ended September 30, 2004 was $4.1 million, or $0.85 per basic share ($0.84 per diluted share), compared to net income of $3.4 million, or $0.76 per basic share ($0.75 per diluted share) for the six months ended September 30, 2003. The Company's improved operating results reflect growth in average interest earning-assets and interest-bearing liabilities, combined with an $828,000 gain on the sale and leaseback of the Company's Camas branch and operations center.

The annualized return on average assets was 1.59% for the six months ended September 30, 2004, compared to 1.48% for the six months ended September 30, 2003. For the same periods, the annualized return on average common equity was 12.21% compared to 11.58%. In addition, the efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of noninterest expenses to total revenue, improved slightly to 59.10% compared to 60.59% for the six months ended September 30, 2003.

Net Interest Income. Net interest income for the six months ended September 30, 2004 was $11.3 million, representing a $1.3 million, or a 12.8% increase, compared to the same prior year period. This improvement reflected a 9.7% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans and investment securities, partially offset by a decrease in the average balance of residential mortgage loans and daily interest-earning assets) to $464.9 million. The increase in interest-earning assets was offset by a 11.06% increase in average balance of interest-bearing liabilities (an increase in all deposit categories) to $378.1 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 123.0% in the six-month period ended September 30, 2004 from 124.5% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $14.6 million and $13.4 million, for the six months ended September 30, 2004 and 2003, respectively. Average interest-earning assets increased $40.9 million to $464.9 million for the six months ended September 30, 2004 from $423.9 million for the same period in 2003. The yield on interest-earning assets was 6.31% for the six months ended September 30, 2004 compared to 6.32% for the six months ended September 30, 2003. The slightly decreased yield reflects the mixture of interest rate changes experienced during this period in the prime rate and other indexes used to price existing variable rate loans and new fixed and adjustable loan originations.

Interest Expense. Interest expense was $3.3 million for both the six months ended September 30, 2004 and 2003. Average interest-bearing liabilities increased $37.6 million to $378.1 million for the six months ended September 30, 2004 from $340.4 million for the same prior year period. The lack of change in interest expense reflects the fact that lower rates of interest paid on deposits and FHLB borrowings were offset by the increased balance of deposits when comparing average balances at September 30, 2004 and September 30, 2003. The weighted average interest rate on total deposits decreased to 1.36% for the six months ended September 30, 2004 from 1.55% for the same period in the prior year. The weighted average interest rate of FHLB borrowings decreased to 4.92% for the six months September 30, 2004 from 4.95% for same period in the prior year. The level of liquidity in the first six months of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held the FHLB borrowings stable at $40.0 million.


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

                                                      Six Months Ended September 30,
                                   ----------------------------------------------------------------
                                               2004                               2003
                                   ----------------------------      ------------------------------
                                              Interest                           Interest
                                   Average      and       Yield/     Average       and       Yield/
                                   Balance   Dividends     Cost      Balance    Dividends     Cost
                                   -------   ---------    ------     -------    ---------    ------
                                                        (Dollars in thousands)
Interest-earning assets:
 Residential mortgage
  loans                            $129,379   $ 4,936      7.61%     $152,998     $ 5,958      7.77%
 Commercial and consumer loans      259,979     8,687      6.66       184,232       6,438      6.97
                                   --------   -------    ------      --------     -------    ------
  Total net loans (1)               389,358    13,623      6.98       337,230      12,396      7.33

 Mortgage-backed securities(2)       16,266       324      3.97        13,442         335      4.97
 Investment securities(2)(3)         32,398       557      3.43        23,033         358      3.10
 Daily interest-bearing assets       20,783       126      1.21        44,470         221      0.99
 Other earning assets                 6,056        85      2.80         5,741         123      4.27
                                   --------   -------    ------      --------     -------    ------
  Total interest-earning assets     464,861    14,715      6.31       423,916      13,433      6.32

Non-interest-earning assets:
 Office properties and equipment,
  net                                 9,093                             9,955
 Other non-interest-earning assets   39,933                            27,375
                                   --------                          --------
    Total assets                   $513,887                          $461,246
                                   ========                          ========

Interest-bearing liabilities:
 Regular savings accounts          $ 30,771        85      0.55      $ 26,396          84      0.63
 NOW accounts                       101,065       386      0.76        89,965         419      0.93
 Money market accounts               71,294       353      0.99        61,361         293      0.95
 Certificates of deposit            134,404     1,479      2.19       122,716       1,538      2.50
                                   --------   -------    ------      --------     -------    ------
  Total deposits                    337,534     2,303      1.36       300,438       2,334      1.55

 Other interest-bearing
  liabilities                        40,547     1,000      4.92        40,000         992      4.95
                                   --------   -------    ------      --------     -------    ------
    Total interest-bearing
     liabilities                    378,081     3,303      1.74       340,438       3,326      1.95

Non-interest-bearing liabilities:

 Non-interest-bearing deposits       62,924                            58,667
Other liabilities                     5,888                             3,268
                                   --------                          --------
  Total liabilities                 446,893                           402,373
 Shareholders' equity                66,994                            58,873
                                   --------                          --------
    Total liabilities and
     shareholders' equity          $513,887                          $461,246
                                   ========                          ========

Net interest income                           $11,412                             $10,107
                                              =======                             =======
Interest rate spread                                       4.57%                               4.37%
                                                         ======                              ======

Net interest margin                                        4.90%                               4.76%
                                                         ======                              ======

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                     122.95%                             124.52%
                                                         ======                              ======

Tax Equivalent Adjustment                     $    92                             $    75
                                              =======                             =======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3) Includes tax equivalent adjustment in interest income.

                                                  27

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                 Six Months Ended September 30,
                                 -------------------------------
                                          2004 vs. 2003
                                 -------------------------------
                                 Increase (Decrease)
                                       Due to
                                 ------------------
                                                         Total
                                                        Increase
                                 Volume       Rate      (Decrease)
                                 ------      ------     ----------
                                          (In thousands)
Interest Income:
 Residential mortgage loans      $ (903)     $ (119)     $(1,022)
 Commercial and consumer loans    2,542        (293)       2,249
 Mortgage-backed securities          63         (74)         (11)
Investment securities (1)           158          41          199
Daily interest-bearing             (136)         41          (95)
Other earning assets                  7         (45)         (38)
                                 ------      ------      -------
   Total interest income          1,731        (449)       1,282
                                 ------      ------      -------

Interest Expense:
Regular savings accounts             13         (12)           1
NOW accounts                         48         (81)         (33)
Money market accounts                49          11           60
Certificates of deposit             139        (198)         (59)
Other interest-bearing
 liabilities                         13          (5)           8
                                 ------      ------      -------
   Total interest expense           262        (285)         (23)
                                 ------      ------      -------

   Net interest income (1)       $1,469      $ (164)     $ 1,305
                                 ======      ======      =======

(1)    Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the six-month period ended September 30, 2004 was $190,000, compared to $70,000 for the same period in the prior year. Net charge-offs for the current period were $247,000, compared to $204,000 for the same period of last year. The ratio of allowance for loan losses to total net loans increased to 1.13% from 1.38% at September 30, 2003. The acquisition of Today's Bancorp in July 2003 added $2.6 million to the allowance for loan losses. Net charge-offs to average net loans for the six-month period ended September 30, 2004 increased to 0.13% from 0.12% for the same period in the prior year. During the six months ended September 30, 2004, management evaluated known and inherent risks in the loan portfolio. Management considered the allowance for loan losses at September 30, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $673,000 or 18.36% for
the six months ended September 30, 2004 to $4.3 million from $3.7 million for the six months ended September 30, 2003. The increase was due primarily to the gain on the sale and leaseback of the Camas branch and operations center of $828,000 during the first fiscal quarter of 2005 and the increase in the cash surrender value of bank-owned life insurance of $276,000. The bank-owned life insurance was purchased in December 2003. This increase was partially offset by the reduction in residential loan refinance activity reflected in reduced fees and service charges and gain on sale of loans held for sale.


Reduced mortgage refinance activity resulted in gains on the sale of loans decreasing $279,000 for the six months ended September 30, 2004 to $312,000 from $591,000 for the same prior year period. The decrease in loan servicing income of $117,000 for the same period also reflects the decrease in mortgage
refinancing activity.   Loan servicing income for the six months ended
September 30, 2004 includes a $18,000 write-up to the market value of mortgage servicing rights as compared to a $303,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same periods, loan servicing income also included amortization of mortgage servicing rights of $149,000 and $345,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained. Asset management services income was $529,000 for the six months ended September 30, 2004, compared to $437,000 for the six months ended September 30, 2003. RAMCorp. had $155.6 million in total assets under management at September 30, 2004, compared to $123.0 million at September 30, 2003.

Non-Interest Expense. Non-interest expense increased $933,000, or 11.0%, to $9.4 million for the six month period ended September 30, 2004, compared to $8.5 million for the six months ended September 30, 2003. The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 59.10% for the six months ended September 30, 2004, compared to 60.59% for the same period in the prior year.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the six months ended September 30, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $5.2 million, a 10.2% increase over the six months ended September 30, 2003 total of $4.7 million. Full-time equivalent employees increased to 186 at September 30, 2004 from 178 at September 30, 2003. The majority of the increase in full-time equivalent employees is due to additional branch personnel. The July 2003, acquisition of Today's Bancorp contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangible ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $73,000 for the six months ended September 30, 2004 and $26,000 for the like period a year ago.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 and the related acquisition of $42.0 million in customer deposits created a $3.2 million CDI. The amortization expense was $42,000 for the six months ended September 30, 2004 compared to $163,000 for the prior year period. As of June 30, 2004, this CDI is fully amortized.

Other non-interest expense was $936,000, or a 23.3% increase over the six months ended September 30, 2003 total of $718,000. The majority of the increase over the prior period was due to the termination of a former Today's Bancorp branch operating lease. A loss of $107,000 was incurred to write off the remaining net book value of the leasehold improvements of the branch.

Provision for Federal Income Taxes. Provision for federal income taxes was $1.9 million for the six months ended September 30, 2004, compared to $1.7 million for the six months ended September 30, 2003 as a result of higher income before taxes. The effective tax rate for six months ended September 30, 2004 was 31.9% compared to 33.2% for the six months ended September 30, 2003. The effective tax rate declined from the prior quarter, reflecting the impact of the purchase of bank-owned life insurance and additional investments in municipal securities.

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

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) 5(e) and 15(d) 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds
        --------------------------------------------------------

         The following table summarizes the Company's share repurchases for the quarter ended September 30, 2004.

                                            Total Number
                                              of Shares
                                            Purchased as     Maximum Number of
                                               Part of         Shares that
                                  Average     Publicly          May Yet Be
            Total Number of     Price Paid    Announced    Purchased Under the
Period    Shares Purchased (1)   per Share     Program          Program (2)
--------  --------------------  ----------  ------------   -------------------
July                -            $     -           -                  -
August              -                  -           -                  -
September           -                  -           -                  -
               ------            -------      ------            -------
Total               -            $     -           -            133,204
               ======            =======      ======            =======

(1) Of these shares, no shares were purchased other than through a publicly announced program.

(2) In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares of its outstanding common stock. This program expires when all shares under the plan have been repurchased.


Item 3. Defaults Upon Senior Securities
        -------------------------------

          None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Company held its annual meeting of shareholders on July 21, 2004. A brief description of each matter voted on and the results of the shareholder voting are set forth below.

          1.  The election of three directors to the Board of Directors:

                                           For             Against
                                        ---------        -----------
          Paul L. Runyan                3,905,397          11,167
          Ronald A. Wysaske             3,912,666           3,898
          Michael D. Allen              3,912,074           4,490

          Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Patrick Sheaffer, Edward R. Geiger, Robert K. Leick and Gary R. Douglass

Item 5. Other Information
        -----------------

          None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

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


-------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement for the 2003 Annual Meeting of Shareholders, and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                RIVERVIEW BANCORP, INC.



By: /s/ Patrick Sheaffer                By: /s/ Ron Dobyns
   ------------------------------          ------------------------------
    Patrick Sheaffer                        Ron Dobyns
    Chairman of the Board                   Senior Vice President
    Chief Executive Officer                 (Chief Financial and
    (Principal Executive Officer)           Accounting Officer)


Date: November 3, 2004                  Date:  November 3, 2004

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

   (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date:  November 3, 2004

                                 /S/ Patrick Sheaffer
                                 -------------------------------------
                                 Patrick Sheaffer
                                 Chairman and Chief Executive Officer

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

   (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date:  November 3, 2004

                                 /S/ Ron Dobyns
                                 -------------------------
                                 Ron Dobyns
                                 Chief Financial Officer

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

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/S/ Patrick Sheaffer                   /S/ Ron Dobyns
-------------------------              -----------------------------
Patrick Sheaffer                       Ron Dobyns
Chief Executive Officer                Chief Financial Officer


Dated:  November 3, 2004