Form 10-Q
period 2004-12-31
RIVERVIEW BANCORP INC
filed 2005-02-10
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____


                       Commission File Number: 0-22957


                            RIVERVIEW BANCORP, INC.
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

     Washington                                         91-1838969
     ----------                                         ----------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
  or organization)                                     I.D. Number)

 900 Washington St., Ste. 900,Vancouver, Washington       98660
 --------------------------------------------------       -----
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (360) 693-6650
                                                        -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).      Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 4,829,144 shares outstanding as of January 31, 2005.

                                   FORM 10-Q

                     RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                    INDEX

Part I.   Financial Information                                          Page
          ---------------------                                          ----
Item 1:   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          as of December 31, 2004 and March 31, 2004                        1

          Consolidated Statements of Income
          Three and Nine Months Ended December 31, 2004 and 2003            2

          Consolidated Statements of Shareholders' Equity
          for the Year Ended March 31, 2004 and the
          Nine Months Ended December 31, 2004                               3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended December 31, 2004 and 2003                      4

          Consolidated Statements of Comprehensive Income
          for the Three and Nine Months Ended December 31, 2004 and 2003    5

          Notes to Consolidated Financial Statements                     6-15

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 15-30

Item 3:   Quantitative and Qualitative Disclosures
          About Market Risk                                                30

Item 4:   Controls and Procedures                                          31


Part II.  Other Information                                             32-33
          -----------------

SIGNATURES                                                                 34

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

                                                      DECEMBER 31,  MARCH 31,
(In thousands, except share data)(Unaudited)               2004         2004
-----------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $40,914
  and $32,334)                                           $ 55,423    $ 47,907
Loans held for sale                                           140         407
Investment securities available for sale, at fair
  value (amortized cost of $29,324 and $32,751)            29,438      32,883
Mortgage-backed securities held to maturity, at
  amortized cost (fair value of $2,455 and $2,591)          2,407       2,517
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $12,645 and $10,417)            12,696      10,607
Loans receivable (net of allowance for loan losses of
  $4,391 and $4,481)                                      398,421     381,127
Real estate owned                                               -         742
Prepaid expenses and other assets                           1,262       1,289
Accrued interest receivable                                 1,874       1,786
Federal Home Loan Bank stock, at cost                       6,119       6,034
Premises and equipment, net                                 8,416       9,735
Deferred income taxes, net                                  2,827       2,736
Mortgage servicing rights, net                                518         624
Goodwill                                                    9,214       9,214
Core deposit intangible, net                                  611         758
Bank owned life insurance                                  12,521      12,121
                                                         --------    --------
TOTAL ASSETS                                            $ 541,887   $ 520,487
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposit accounts                                      $ 427,649   $ 409,115
  Accrued expenses and other liabilities                    5,645       5,862
  Advance payments by borrowers for taxes and insurance        75         328
  Federal Home Loan Bank advances                          40,000      40,000
                                                         --------    --------
Total liabilities                                         473,369     455,305

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized,
  issued and outstanding, none                                  -           -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
   December 31, 2004-5,001,579 issued, 4,829,144 outstanding   50          50
   March 31, 2004-4,974,979 issued, 4,777,911 outstanding
Additional paid-in capital                                 40,847      40,187
Retained earnings                                          28,956      26,330
Unearned shares issued to employee stock ownership trust   (1,443)     (1,598)
Accumulated other comprehensive (loss) income                 108         213
                                                         --------    --------
Total shareholders' equity                                 68,518      65,182
                                                         --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 541,887   $ 520,487
                                                         ========    ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)         Three Months Ended Nine Months Ended
(Unaudited)                                  December 31,       December 31,
------------------------------------------------------------------------------

                                            2004      2003     2004      2003
INTEREST INCOME:                           ------    ------   ------    ------
 Interest and fees on loans receivable     $6,883    $6,673  $20,506   $19,069
 Interest on investment securities            162       146      498       301
 Interest on mortgage-backed securities       158       143      482       478
 Other interest and dividends                 293       229      633       701
                                           ------    ------   ------    ------
   Total interest income                    7,496     7,191   22,119    20,549
                                           ------    ------   ------    ------
INTEREST EXPENSE:
 Interest on deposits                       1,438     1,230    3,741     3,564
 Interest on borrowings                       509       499    1,509     1,491
                                           ------    ------   ------    ------
   Total interest expense                   1,947     1,729    5,250     5,055
                                           ------    ------   ------    ------
 Net interest income                        5,549     5,462   16,869    15,494
  Less provision for loan losses               70         -      260        70
                                           ------    ------   ------    ------
 Net interest income after provision for
   loan losses                              5,479     5,462   16,609    15,424
                                           ------    ------   ------    ------
NON-INTEREST INCOME:
 Fees and service charges                   1,127       954    3,439     3,372
 Asset management fees                        286       229      815       666
 Gain on sale of loans held for sale           97       198      409       789
 Gain on sale of other real estate owned        -         1        -        49
 Loss on impairment of securities          (1,349)        -   (1,349)        -
 Loan servicing income (expense)               11        (2)      45       149
 Gain on sale of premises and equipment         -         -      829         -
 Bank owned life insurance                    124         -      400         -
 Other                                         27        39       73        59
                                           ------    ------   ------    ------
   Total non-interest income                  323     1,419    4,661     5,084
                                           ------    ------   ------    ------
NON-INTEREST EXPENSE:
 Salaries and employee benefits             2,796     2,575    8,029     7,324
 Occupancy and depreciation                   749       782    2,261     2,137
 Data processing                              254       233      740       675
 Amortization of core deposit intangible       33       121      148       310
 Advertising and marketing                    165       183      638       696
 FDIC insurance premium                        14        24       44        49
 State and local taxes                        116       110      391       317
 Telecommunications                            79        64      213       185
 Professional fees                            143       147      395       341
 Other                                        394       331    1,330     1,049
                                           ------    ------   ------    ------
   Total non-interest expense               4,743     4,570   14,189    13,083
                                           ------    ------   ------    ------
INCOME BEFORE FEDERAL INCOME TAXES          1,059     2,311    7,081     7,425
PROVISION FOR FEDERAL INCOME TAXES            299       772    2,220     2,468
                                           ------    ------   ------    ------
NET INCOME                                $   760   $ 1,539  $ 4,861   $ 4,957
                                           ======    ======   ======    ======
Earnings per common share:
 Basic                                    $  0.16   $  0.32  $  1.01   $  1.08
 Diluted                                     0.16      0.32     1.00      1.06
Weighted average number of shares
  outstanding:
 Basic                                  4,824,731 4,757,750 4,809,290 4,594,958
 Diluted                                4,900,108 4,844,247 4,883,628 4,673,038
Cash Dividends Per Share                  $ 0.155   $  0.14  $  0.465  $   0.42

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2004
AND THE NINE MONTHS ENDED DECEMBER 31, 2004(Unaudited)
                                                                              Unearned
                                                                              Shares
                                                                              Issued to
                                                                              Employee    Unearned   Accumulated
                                         Common Stock   Additional            Stock       Shares     Other
                                       ----------------   Paid-In   Retained  Ownership   Issued to  Comprehensive
(In thousands, except share data)      Shares    Amount   Capital   Earnings  Trust       MRDP       Income(Loss)     Total
----------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2003               4,358,704  $    46   $33,525   $ 22,389  $ (1,804)   $  (15)     $   370       $ 54,511

 Cash dividends($0.56 per share)             -        -         -     (2,613)        -         -            -         (2,613)
 Exercise of stock options              40,281        1       484          -         -         -            -            485
 Stock repurchased and retired         (81,500)      (1)   (1,509)         -         -         -            -         (1,510)
 Stock issued in connection with
   acquisition                         430,655        4     7,343                                                      7,347
 Earned ESOP shares                     24,633        -       271          -       206         -            -            477
 Tax benefit, stock option and MDRP          -        -        73          -         -         -            -             73
 Earned MRDP shares                      5,138        -         -          -         -        15            -             15
                                     ---------  -------   -------   --------  ---------   ---------  -----------    --------
                                     4,777,911       50    40,187     19,776    (1,598)        -          370         58,785
Comprehensive income:
 Net income                                  -        -         -      6,554         -         -            -          6,554
 Other comprehensive income:
  Unrealized holding loss on
   securities of $157 (net of $81
   tax effect)                               -        -         -          -         -         -         (157)          (157)
                                                                                                                    --------
Comprehensive income                         -        -         -          -         -         -            -          6,397
                                     ---------  -------   -------   --------  ---------   ---------  -----------    --------
Balance March 31, 2004               4,777,911       50    40,187     26,330    (1,598)        -          213         65,182

 Cash dividends ($0.465 per share)           -        -         -    (2,235)         -         -            -         (2,235)
 Exercise of stock options              26,600        -       350         -          -         -            -            350
 Earned ESOP shares                     24,633        -       234         -        155         -            -            389
 Tax benefit, stock option                   -        -        76         -          -         -            -             76
                                     ---------  -------   -------   --------  ---------   ---------  -----------    --------
                                     4,829,144       50    40,847    24,095     (1,443)        -          213         63,762
Comprehensive income:
 Net income                                  -        -         -     4,861          -         -            -          4,861
 Other comprehensive income:
  Unrealized holding loss on
   securities of $995 (net of $512
   tax effect) less reclassification
   adjustment for net impairment
   loss included in net
   income of $890                            -        -         -         -          -         -         (105)          (105)
  (net of $459 tax effect)                                                                                          --------
Comprehensive income                         -        -         -         -          -         -            -          4,756
                                     ---------  -------   -------   --------  ---------   ---------  -----------    --------
Balance December 31, 2004            4,829,144   $   50   $40,847   $28,956   $ (1,443)   $    -       $  108       $ 68,518
                                     =========  =======   =======   ========  =========   =========  ===========    ========

See notes to consolidated financial statements.

                                      3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands) (Unaudited)                                    2004       2003
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 4,861    $ 4,957
Adjustments to reconcile net income to cash provided
by operating activities:
 Depreciation and amortization                                1,171      1,641
 Mortgage servicing rights write-up impairment                  (22)      (304)
 Provision for loan losses                                      260         70
 (Benefit) provision  for deferred income taxes                 (38)       237
 Noncash expense related to ESOP                                389        353
 Noncash expense related to MRDP                                  -         15
 Noncash loss on impairment of securities                     1,349
 Increase in deferred loan origination fees, net of
  amortization                                                  172        669
 Federal Home Loan Bank stock dividend                          (85)      (182)
 Origination of loans held for sale                         (18,152)   (43,706)
 Proceeds from sales of loans held for sale                  18,478     44,888
 Net gain on loans held for sale, sale of real estate
  owned, and premises and equipment                          (1,040)      (699)
 Changes in assets and liabilities:
 Decrease (Increase) in prepaid expenses and other assets     1,835     (2,949)
 (Decrease) increase in accrued interest receivable             (88)       195
 Decrease in accrued expenses and other liabilities            (880)      (815)
                                                           --------   --------
   Net cash provided by operating activities                  8,210      4,370
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                         (296,382)  (232,828)
 Principal repayments/refinance on loans                    279,532    245,679
 Purchase of investment securities available for sale             -    (11,000)
 Purchase of mortgage-backed securities available for sale   (5,000)    (4,937)
 Principal repayments on mortgage-backed securities
  available for sale                                          2,769      6,823
 Principal repayments on investment securities available
  for sale                                                       75          -
 Proceeds from call or maturity of investment securities
  available for sale                                          2,000        250
 Principal repayments on mortgage-backed securities held
  to maturity                                                   110        632
 Purchase of premises and equipment                            (348)      (380)
 Acquisition, net of cash received                                -      7,206
 Purchase of first mortgage or improvement of REO               (47)      (159)
 Purchase bank-owned life insurance                               -     (9,000)
 Proceeds from sale of real estate owned and premises and
  equipment                                                     122        654
                                                           --------   --------
   Net cash (used in) provided by investing activities      (17,169)     2,940
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts                 18,534    (20,302)
 Dividends paid                                              (2,155)    (1,821)
 Repurchase of common stock                                       -     (1,510)
 Proceeds from Federal Home Loan Bank advances               15,100          -
 Repayment of Federal Home Loan Bank advances               (15,100)         -
 Net decrease in advance payments by borrowers                 (254)      (179)
 Proceeds from exercise of stock options                        350        422
                                                           --------   --------
   Net cash  provided by (used in) financing activities      16,475    (23,390)
                                                           --------   --------
NET INCREASE (DECREASE) IN CASH                               7,516    (16,080)
CASH, BEGINNING OF PERIOD                                    47,907     60,858
                                                           --------   --------
CASH, END OF PERIOD                                        $ 55,423   $ 44,778
                                                           ========   ========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest                                                  $  5,290   $  5,158
 Income taxes                                                 2,275      2,170

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Transfer of loans to real estate owned                    $      -   $    688
 Dividends declared and accrued in other liabilities            748        668
 Financed sale of real estate owned                             578          -
 Receivable due to sale & leaseback of branch                 2,391          -
 Fair value adjustment to securities available for sale        (159)      (599)
 Income tax effect related to fair value adjustment              54        204
 Noncash loss on impairment of securities                     1,349          -
 Common stock issued upon business combination                    -      7,347

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                           Three Months        Nine Months
                                         Ended December 31,  Ended December 31,
                                         -------------------------------------
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
                                                     (In thousands)

Net Income                               $   760   $ 1,539   $ 4,861   $ 4,957
Other Comprehensive Income (Loss)
Change in fair value of securities
  available for sale of less
  reclassification adjustment for
  net impairment included in net income      613      (654)     (105)     (396)
                                          ------    ------    ------    ------
Comprehensive Income                     $ 1,373   $   885   $ 4,756   $ 4,561
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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3.  STOCK-BASED COMPENSATION

At December 31, 2004, the Bank had two stock-based employee compensation plans. The Bank accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the Bank's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation awards:
                                           Three Months        Nine Months
                                         Ended December 31,  Ended December 31,
                                         -------------------------------------
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
Net income (in thousands):
  As reported                             $  760    $1,539    $4,861    $4,957
  Deduct: Total stock based compensation
  expense determined under fair value
  based method for all options, net of
  related tax benefit                        (23)      (17)      (70)      (50)
                                          ------    ------    ------    ------
  Pro forma                                  727     1,522     4,791     4,907
Earnings per common share - basic:
  As reported                             $ 0.16    $ 0.32    $ 1.01    $ 1.08
  Pro forma                                 0.15      0.32      1.00      1.07
Earnings per common share - fully diluted:
  As reported                             $ 0.16    $ 0.32    $ 1.00    $ 1.06
  Pro forma                                 0.15      0.31      0.98      1.05

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

                                         Three Months        Nine Months
                                       Ended December 31,  Ended December 31,
                                       --------------------------------------
                                        2004       2003       2004       2003
                                       ------     ------     ------     ------
Basic EPS computation:
  Numerator-Net income              $ 760,000 $1,539,000 $4,861,000 $4,957,000
  Denominator-Weighted average
    common shares outstanding       4,824,731  4,757,750  4,809,290  4,594,958
Basic EPS                           $   0 .16 $     0.32 $    1 .01 $     1.08
                                    =========  =========  =========  =========
Diluted EPS computation:
  Numerator-Net Income              $ 760,000 $1,539,000 $4,861,000 $4,957,000
  Denominator-Weighted average
    common shares outstanding       4,824,731  4,757,750  4,809,290  4,594,958
    Effect of dilutive stock options   75,377     86,497     74,338     73,095
    Effect of dilutive MRDP shares          -          -          -      2,820
    Weighted average common shares  ---------  ---------  ---------  ---------
      and common stock equivalents  4,900,108  4,844,247  4,883,628  4,670,873
Diluted EPS                         $    0.16 $     0.32 $     1.00 $     1.06
                                    =========  =========  =========  =========

5.  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                     Gross      Gross  Estimated
                                     Amortized  Unrealized  Unrealized    Fair
                                          Cost       Gains      Losses   Value
                                     ---------  ----------  ----------  -------
December 31, 2004
-----------------
Trust Preferred                        $ 5,000    $     19   $       -  $ 5,019
U.S. Agency securities                   9,000           -         (37)   8,963
U.S. Government Equity securities       11,351           -           -   11,351
Municipal bonds                          3,973         132           -    4,105
                                     ---------  ----------  ----------  -------
     Total                             $29,324    $    151   $     (37) $29,438
                                     =========  ==========  ==========  =======

March 31, 2004
--------------
Trust Preferred                        $ 5,000    $     19   $       -  $ 5,019
U.S Agency securities                   11,000         194           -   11,194
U.S. Government Equity securities       12,700           -        (300)  12,400
Municipal bonds                          4,051         219           -    4,270
                                     ---------  ----------  ----------  -------
     Total                             $32,751    $    432   $    (300) $32,883
                                     =========  ==========  ==========  =======

The contractual maturities of investment securities available for sale are as follows (in thousands):
                                                 Amortized        Estimated
   December 31, 2004                                   Cost      Fair Value
   -----------------                             ----------      ----------
   Due after one year through five years         $   10,940      $   11,008
   Due after five years through ten years                 -               -
   Due after ten years (1)                           18,384          18,430
                                                 ----------      ----------
       Total                                     $   29,324      $   29,438
                                                 ==========      ==========
    (1) Includes U.S. Government equity securities with an amortized cost and estimated fair value of $11,351 that are redeemable by the agencies every two years on the respective dividend reset dates.

Investment securities with an amortized cost of $13.9 million and $16.5 million and a fair value of $13.8 million and $16.3 million at December 31, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. The Bank pledged investment securities with an amortized cost of $1,148,000 and $500,000 and a fair value of $1,210,000 and $504,000 at December 31, 2004 and March 31, 2004,
respectively, as collateral for treasury tax and loan funds.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

                             Less than        12 months
                             12 months        or longer          Total
                          ----------------------------------------------------
Description of            Fair  Unrealized  Fair  Unrealized  Fair  Unrealized
 Securities               Value  Losses     Value  Losses     Value  Losses
                          -----  ------     -----  ------     -----  ------
U.S. Agency securities   $8,963 $   (37)   $    -  $    -    $8,963  $  (37)
Total temporarily         -----  ------     -----  ------     -----  ------
 impaired securities     $8,963 $   (37)   $    -  $    -    $8,963  $  (37)
                         ======  ======     =====  ======     =====  ======

The Company has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the nine-month periods ended December 31, 2004 and 2003. In the fiscal third quarter 2005, the Company recorded an other-than-temporary impairment charge of $890,000 after-tax, or $0.18 per diluted share related to certain Fannie Mae and Freddie Mac preferred stock that it holds.

6.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                                    Gross       Gross Estimated
                                    Amortized  Unrealized  Unrealized    Fair
December 31, 2004                        Cost       Gains      Losses   Value
-----------------                   ---------  ----------  ----------  -------
Real estate mortgage investment
 conduits                           $   1,802   $      33   $       -  $ 1,835
FHLMC mortgage-backed securities          267           5           -      272
FNMA mortgage-backed securities           338          10           -      348
                                    ---------  ----------  ----------  -------
     Total                          $   2,407   $      48   $       -  $ 2,455
                                    =========  ==========  ==========  =======
March 31, 2004
--------------
Real estate mortgage investment
 conduits                           $   1,802   $      55   $       -  $ 1,857
FHLMC mortgage-backed securities          332           8           -      340
FNMA mortgage-backed securities           383          11           -      394
                                    ---------  ----------  ----------  -------
     Total                          $   2,517   $      74   $       -  $ 2,591
                                    =========  ==========  ==========  =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                 Amortized        Estimated
   December 31, 2004                                   Cost      Fair Value
   -----------------                             ----------      ----------
   Due after one year through five years         $       24      $       25
   Due after five years through ten years                26              27
   Due after ten years                                2,357           2,403
                                                 ----------      ----------
      Total                                      $    2,407      $    2,455
                                                 ==========      ==========

Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.9 million and $1.9 million at December 31, 2004 and March 31, 2004, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $282,000 and $332,000 and a fair value of $289,000 and $341,000 at December 31, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Freddie Mac and Fannie Mae securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                    Gross       Gross Estimated
                                    Amortized  Unrealized  Unrealized    Fair
December 31, 2004                        Cost       Gains      Losses   Value
-----------------                   ---------  ----------  ----------  -------
Real estate mortgage investment
 conduits                           $   2,032  $       38  $        -  $ 2,070
FHLMC mortgage-backed securities       10,350          37         (33)  10,354
FNMA mortgage-backed securities           263           9           -      272
                                    ---------  ----------  ----------  -------
     Total                          $  12,645  $       84  $      (33) $12,696
                                    =========  ==========  ==========  =======
March 31, 2004
--------------
Real estate mortgage investment
 conduits                           $   2,943  $       72  $        - $  3,015
FHLMC mortgage-backed securities        7,086         104           -    7,190
FNMA mortgage-backed securities           388          14           -      402
                                    ---------  ----------  ----------  -------
Total                               $  10,417  $      190  $        - $ 10,607
                                    =========  ==========  ==========  =======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                  Amortized       Estimated
   December 31, 2004                                   Cost      Fair Value
   -----------------                             ----------      ----------
   Due after one year through five years         $    1,800      $    1,830
   Due after five years through ten years             8,910           8,893
   Due after ten years                                1,935           1,973
                                                 ----------      ----------
      Total                                      $   12,645      $   12,696
                                                 ==========      ==========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $12.4 million and $9.9 million and a fair value of $12.4 million and $10.1 million at December 31, 2004 and March 31, 2004, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $66,000 and $105,000 and a fair value of $69,000 and $111,000 at December 31, 2004 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

                             Less than         12 months
                             12 months         or longer         Total
                          ----------------------------------------------------
Description of            Fair  Unrealized  Fair  Unrealized  Fair  Unrealized
 Securities               Value  Losses     Value  Losses     Value  Losses
                          -----  ------     -----  ------     -----  ------
Mortgage-backed
 securities              $4,576  $  (33)    $   -  $    -    $4,576  $  (33)
Total temporarily         -----  ------     -----  ------    ------  ------
 impaired securities     $4,576  $  (33)    $   -  $    -    $4,576  $  (33)
                          =====   ======    =====  ======    ======  ======

The Company has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the nine months ended December 31, 2004 and 2003.

7.  LOANS RECEIVABLE

Loans receivable excluding loans held for sale, consisted of the following (in thousands):

                                               December 31,     March 31,
                                                  2004            2004
                                               -----------      ---------
  Residential:
    One-to-four-family                          $   38,297      $  44,194
    Multi-family                                     3,856          5,074
  Construction:
    One-to-four-family                              64,448         78,094
    Commercial real estate                           1,453          1,453
  Commercial                                        57,154         57,702
  Consumer:
    Secured                                         29,849         26,908
    Unsecured                                        1,788          1,689
  Land                                              31,035         27,020
  Commercial real estate                           207,979        177,785
                                                   -------        -------
                                                   435,859        419,919
  Less:
    Undisbursed portion of loans                    30,067         31,204
    Deferred loan fees                               2,980          3,107
    Allowance for loan losses                        4,391          4,481
                                                   -------        -------
        Loans receivable, net                   $  398,421      $ 381,127
                                                   =======        =======

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income. As of December 31, 2004 and March 31, 2004, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            December 31,         December 31,
                                         --------------------------------------
                                           2004      2003       2004      2003
                                          ------    ------     ------    ------
  Beginning balance                     $  4,424  $  5,205   $  4,481  $  2,739
  Provision for losses                        70         -        260        70
  Charge-offs                               (105)     (333)      (501)     (575)
  Recoveries                                   2        13        151        51
  Acquisition                                  -         -          -     2,639
  Net change in allowance for unfunded
     loan commitments and lines of credit      -         -          -       (39)
                                          ------    ------     ------    ------
  Ending balance                        $  4,391  $  4,885   $  4,391  $  4,885
                                          ======    ======     ======    ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            December 31,         December 31,
                                         --------------------------------------
                                           2004      2003       2004      2003
                                          ------    ------     ------    ------
  Beginning balance                       $  207    $  214     $  191    $  175
  Net change in allowance for unfunded
   loan commitments and lines of credit       20         -         36        39
                                          ------    ------     ------    ------
  Ending balance                          $  227    $  214     $  227    $  214
                                          ======    ======     ======    ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. Beginning the quarter ending June 30, 2004, the provision for unfunded commitments was charged to non-interest expense and prior to this it was charged to the allowance for loan losses. The change was made to be consistent with regulatory accounting.

At December 31, 2004 and March 31, 2004, the Company's recorded investment in impaired loans was $782,000 and $1.3 million respectively. As of December 31, 2004, there were no loans classified as impaired requiring an allowance for loan losses in accordance with SFAS 114 (as amended by SFAS 118). A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except, when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell is used. The average investment in impaired loans was approximately $1.1 million, $1.0 million and $1.2 million during the nine months ended December 31, 2004, and 2003 and the year ended March 31, 2004, respectively. Interest income recognized on impaired loans was $4,000, none and $44,000 for the nine months ended December 31, 2004, and 2003 and the year ended March 31, 2004, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2004 and March 31, 2004.

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

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            December 31,         December 31,
                                         --------------------------------------
                                           2004      2003       2004      2003
                                          ------    ------     ------    ------
  Balance at beginning of period, net     $  564    $  718     $  624    $  629
    Additions                                 26        36         97       166
    Amortization                             (76)      (87)      (225)     (431)
    Change in valuation allowance              4         1         22       304
                                          ------    ------     ------    ------
  Balance at end of period, net           $  518    $  668     $  518    $  668
                                          ======    ======     ======    ======
  Valuation allowance at beginning
    of period                             $   88    $  110     $  106    $  413
    Change in valuation allowance             (4)       (1)       (22)     (304)
                                          ------    ------     ------    ------
  Valuation allowance balance at end
    of period                             $   84    $  109     $   84    $  109
                                          ======    ======     ======    ======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2004 and March 31, 2004, the fair value of MSRs totaled $844,000 and $669,000, respectively. The December 31, 2004 fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 153 to 1,506.

Amortization expense for the net carrying amount of MSRs at December 31, 2004 is estimated as follows (in thousands):

                                  Year Ending
                                    March 31,
                               -----------------
                                2005      $  57
                                2006        162
                                2007         99
                                2008         91
                                2009         73
                             After 2009      36
                                          -----
                                Total     $ 518
                                          =====

11.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $611,000 at December 31, 2004 and $879,000 at December 31, 2003. Amortization expense related to the core deposit intangible during the three months ended December 31, 2004 and 2003 totaled $32,000 and $121,000, respectively.

Remaining amortization expense for the net core deposit intangible at December 31, 2004 is estimated to be as follows (in thousands):

                                  Year Ending
                                    March 31,
                               -----------------
                                2005      $  32
                                2006        116
                                2007         98
                                2008         83
                                2009         71
                             After 2009     211
                                          -----
                                Total     $ 611
                                          =====

12.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                   At December 31, 2004   At March 31, 2004
                                   --------------------   -----------------
  Federal Home Loan Bank advances        $40,000              $40,000
  Weighted average interest rate:         4.98%                4.88%

Borrowings have the following maturities at December 31, 2004 (in thousands):

                                  Year Ending
                                    March 31,
                               -----------------
                                2006   $ 15,000
                                2007     20,000
                                2008      5,000
                                       --------
                                Total  $ 40,000
                                       ========

13.   NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which is an Amendment of FASB Statement Nos. 123 and 95 SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.

The changes in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," would remain unchanged.

14.  COMMITMENTS AND CONTINGENCIES

Off-balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $227,000 at December 31, 2004.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of December 31, 2004:

                                               Contract or
  (In Thousands)                                Notional
  --------------                                 Amount
                                               -----------
  Commitments to originate loans
       Adjustable                              $    18,115
       Fixed                                         1,469
  Standby letters of credit                            346
  Undisbursed portion of loan funds                 30,067
  Unused lines of credit                            76,169
                                               -----------
     Total                                     $   126,166
                                               ===========

At December 31, 2004, the Company had firm commitments to sell $140,000 of residential loans to Freddie Mac. These agreements are short-term, fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of December 31, 2004, loans under warranty totaled $123.5 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At December 31, 2004, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):
                                  Within    1-3      4-5      Over 5   Total
                                  1 year    Years    Years    Years    Balance
                                  ------    -----    -----    ------   -------
  Certificates of deposit        $75,453  $30,063  $27,923   $ 4,476  $137,915
  FHLB advances                   15,000   25,000        -         -    40,000
  Operating leases                 1,047    1,785    1,671     1,942     6,445
                                 -------  -------  -------   -------  --------
  Total other contractual
     obligations                 $91,500  $56,848  $29,594   $ 6,418  $184,360
                                 =======  =======  =======   =======  ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

15.  ACQUISITION

On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. Each share of Today's Bancorp was exchanged for 0.826 shares of the Company's common stock, or $13.64 in cash, or a combination thereof, resulting in the issuance of 430,655 new shares. Total stock and cash consideration for Today's Bancorp was $17.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Today's Bancorp were recorded at their respective fair values. Core deposit intangible is being amortized using an accelerated method over ten years. Goodwill, the excess of the purchase price over net fair value of the assets and liabilities acquired, was recorded at $9.2 million. The goodwill is not tax deductible because this was a nontaxable transaction. The purchased assets and assumed liabilities were recorded as follows (in thousands):

     Assets
     ------
        Cash                        $ 17,054
        Investments                    6,895
        Building and equipment         1,130

        Loans                         85,427
        Core deposit intangible          820
        Goodwill                       9,214
        Other, net                     1,768
                                     -------
     Total Assets                    122,308

     Liabilities
     -----------
     Deposits                      $(105,113)
     Net Acquisition costs         $  17,195
     Less:
     Stock issued in acquisition      (7,347)
     Cash Acquired                   (17,054)
     Cash used in acquisition, net
      of cash acquired             $   7,206

The following unaudited pro forma financials for the three and nine months ended December 31, 2004 and 2003 assume that the Today's Bancorp acquisition occurred as of April 1, 2003, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Today's Bancorp acquisition been consummated on the date indicated.

                                 Pro Forma Financial     Pro Forma Financial
                                 Information for         Information for
                                 the Three Months        the Nine Months
                                 Ended December 31,      Ended December 31,
                                  2004       2003         2004       2003
                                 -------------------------------------------
                                (in thousands,           (in thousands
                                 except per share data)  except per share data)
Net Interest Income              $  5,549  $ 5,462       $16,869   $16,596
Non-interest Income                   323    1,419         4,661     5,182
Non-interest Expense                4,743    4,570        14,189    14,424

Net Income                       $    760  $ 1,539       $ 4,861   $ 5,138
Earnings per common share:
  Basic                          $   0.16  $  0.32       $  1.01   $  1.08
  Diluted                            0.16     0.32          1.00      1.06


16.  PROPOSED ACQUISITION

On November 9, 2004, the Company announced the signing of a definitive agreement for the acquisition of American Pacific Bank by merger with the Bank. Upon completion of the merger, shareholders of American Pacific Bank will be entitled to receive either cash or shares of the Company's common stock in exchange for each share of American Pacific Bank common stock. The aggregate consideration payable to stockholders of American Pacific Bank will be composed of approximately $17.6 million in cash (including cash paid to stock option holders) and 788,593 shares of the Company's common stock. These amounts are subject to adjustment for any American Pacific Bank stock options that are exercised prior to the closing of the merger. The transaction is intended to qualify as a tax-free exchange for federal income tax purposes. As a result, the shares of the Company's common stock issued in exchange for American Pacific Bank common stock, will be received by shareholders on a tax-free basis. The transaction will increase the Company's assets from $525 million as of September 30, 2004, to approximately $648 million, and will increase its number of banking offices from 14 to 17. Pursuant to the merger agreement, American Pacific Bank has agreed to pay the Company a termination fee of $1.2 million in the event the merger agreement is terminated under certain conditions, including any agreement between American Pacific Bank and a third party to engage in a merger or consolidation.

The merger, which has been unanimously approved by the directors of both companies, is subject to certain conditions, including the approval of the shareholders of American Pacific Bank, the receipt of regulatory approvals, and the registration of the shares to be issued in the merger with the Securities and Exchange Commission. The merger is expected to be completed in the first or second calendar quarter of 2005.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
------------------------------------------------------------------------
Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Quarterly Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified four policies, that as a result of judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determining the allowance for loan losses, the impairment of goodwill, the valuation of the mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis and in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related to the Bank. If the fair value exceeds the carrying value, goodwill of the Bank unit is not considered impaired and no additional analysis is necessary. As of December 31, 2004, there have been no events or changes in circumstances that would indicate a potential impairment.

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

The Company continues to change the composition of its loan portfolio and deposit base as part of the transition to commercial banking. Commercial real estate loans and commercial loans have grown from 17.04% and 5.87% of the loan portfolio at March 31, 2000, to 48.05% and 13.11% at December 31, 2004.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The in house processing of checks and production of images has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking web site is www.riverviewbank.com .
                                             ---------------------

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


Comparison of Financial Condition at December 31, 2004 and March 31, 2004

At December 31, 2004, the Company had total assets of $541.9 million, compared with $520.5 million at March 31, 2004. The increase in total assets was primarily due to an increase in net loans receivable.

Cash, including interest-earning accounts, totaled $55.4 million at December 31,
2004, compared to $47.9 million at March 31, 2004.   The increase is reflected
in the increase in deposit accounts.

Loans held for sale decreased $267,000 to $140,000 at December 31, 2004, compared to $407,000 at March 31, 2004. The decrease reflects the variable demand for residential loan financing. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. We continue to service the loans we sell, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, were $398.4 million at December 31, 2004, compared to $381.1 million at March 31, 2004. Commercial real estate loans increased $30.2 million, consumer loans increased $3.0 million and land loans increased $4.0 million, which offset decreases of $13.6 million in net residential construction loans and $5.9 million in residential loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Investment securities available-for-sale totaled $29.4 million at December 31, 2004, compared to $32.9 million at March 31, 2004. The decrease of $3.5 million was primarily due to pay downs and impairment loss

Mortgage-backed securities held-to-maturity totaled $2.4 million at December 31, 2004, a slight decrease from $2.5 million at March 31, 2004.

Mortgage-backed securities available-for-sale were $12.7 million at December 31, 2004, compared to $10.6 million at March 31, 2004. The $2.1 million net increase reflects $5.0 million in purchases and $2.9 million in pay downs and unrealized market gains and losses.

Bank-owned life insurance increased to $12.5 million at December 31, 2004, from $12.1 million at March 31, 2004. The $400,000 increase reflects an increase in cash surrender value of the policies.

Prepaid expenses and other assets were $1.3 million at December 31, 2004 and March 31, 2004.

Deposit accounts totaled $424.6 million at December 31, 2004, compared to $409.1 million at March 31, 2004. Wholesale deposits decreased by $10 million for the nine months ended December 31, 2004 and core deposits increased by $28.5 million. The total average outstanding balance of checking accounts, savings and money market accounts ("transaction accounts") increased 9.3% to $281.5 million for the quarter ended December 31, 2004, compared to $257.6 million for the quarter ended March 31, 2004. Transaction accounts represented 66.8% and 65.3% of average total outstanding balance of deposits for the quarters ended December 31, 2004 and March 31, 2004, respectively. The quarterly average outstanding balance of certificates of deposit increased $3.2 million to $139.9 million, compared to $136.7 million for the quarter ended March 31, 2004.

FHLB advances were $40.0 million at both December 31, 2004 and March 31, 2004.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $3.3 million to $68.5 million at December 31, 2004 from $65.2 million at March 31, 2004. The increase was primarily as a result of the $4.8 million total comprehensive income, $350,000 exercise of stock options and $389,000 earned ESOP shares, partially offset by $2.2 million in cash dividends paid to shareholders.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it was subject at December 31, 2004.

As of December 31, 2004, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                           Categorized as "Well
                                                            Capitalized" Under
                                             For Capital     Prompt Corrective
                                 Actual    Adequacy Purposes Action Provision
                               -----------------------------------------------
                               Amount  Ratio   Amount  Ratio   Amount  Ratio
                               ------  -----   ------  -----   ------  -----
December 31, 2004
Total Capital:
 (To Risk Weighted Assets)    $55,486  12.48% $35,560    8.0% $44,450   10.0%
Tier I Capital:
 (To Risk Weighted Assets)     51,095  11.50   17,780    4.0   26,670    6.0
Tier I Capital:
 (To Adjusted Tangible Assets) 51,095   9.75   15,722    3.0   26,204    5.0
Tangible Capital:
 (To Tangible Assets)          51,095   9.75    7,861    1.5     N/A     N/A

                                                           Categorized as "Well
                                                            Capitalized" Under
                                             For Capital     Prompt Corrective
                                 Actual    Adequacy Purposes Action Provision
                              ------------------------------------------------
                               Amount  Ratio   Amount  Ratio   Amount  Ratio
                               ------  -----   ------  -----   ------  -----
March 31, 2004
Total Capital:
 (To Risk Weighted Assets)    $53,952  12.78% $33,760    8.0% $42,200   10.0%
Tier I Capital:
 (To Risk Weighted Assets)     49,471  11.72   16,880    4.0   25,320    6.0
Tier I Capital:
 (To Adjusted Tangible Assets) 49,471   9.81   15,125    3.0   25,209    5.0
Tangible Capital:
 (To Tangible Assets)          49,471   9.81    7,563    1.5      N/A    N/A


The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at December 31, 2004 (in thousands):

     Equity                            $  61,220
     Net unrealized securities loss         (109)
     Goodwill and other intangibles       (9,964)
     Servicing asset                         (52)
                                       ---------
          Tangible capital                51,095
     Allowance for loan losses             4,391
                                       ---------
          Total capital                $  55,486
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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2004, cash totaled $55.4 million, or 10.23% of total assets. The Bank has a line of credit with the FHLB of Seattle. The line of credit is 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2004, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $154.4 million, limited to available collateral.

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

The Company has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

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

Asset Quality

The allowance for loan losses was $4.4 million at December 31, 2004 and $4.5 million at March 31, 2004. Management believes the allowance for loan losses at December 31, 2004 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $782,000, or 0.14% of total assets at December 31, 2004, compared with $2.0 million, or 0.39% of total assets at March 31, 2004. The $782,000 balance of non-accrual loans is composed of two residential real estate loans, two commercial real estate loans, two commercial loans and one consumer loan. The following table sets forth information regarding the Company's non-performing assets.

                                              December 31, 2004  March 31, 2004
                                              -----------------  --------------
                                                   (dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Residential real estate                            $     235        $     24
   Commercial real estate                                   309             309
   Land                                                       -              31
   Commercial                                                77             872
   Consumer                                                 161              65
                                                        -------         -------
      Total                                                 782           1,301
                                                        -------         -------
   Accruing loans which are contractually
     past due 90 days or more                                 -               -
                                                        -------         -------
   Total of nonaccrual and 90 days past due loans           782           1,301
                                                        -------         -------
   Real estate owned (net)                                    -             742
                                                        -------         -------
   Total nonperforming assets                         $     782       $   2,043
                                                        =======         =======

   Total loans delinquent 90 days or more to net loans     0.19%          0.34%
   Total loans delinquent 90 days or  more to total assets 0.14%          0.25%
   Total nonperforming assets to total assets              0.14%          0.39%

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Financial Highlights. Net income for the three months ended December 31, 2004 was $760,000, or $0.16 per basic share ($0.16 per diluted share), compared to net income of $1.5 million, or $0.32 per basic share ($0.32 per diluted share) for the three months ended December 31, 2003. Earnings were lower for the three months ended December 31, 2004 as a result of the after-tax other-than-temporary non-cash charges of $461,000 for Freddie Mac preferred stock and $429,000 for Fannie Mae preferred stock. Excluding the impairment charge, net income increased 7% to $1.7 million, or $0.34 per diluted share. Average interest-earning assets increased 2.7% and average interest-bearing liabilities increased 1%.

The annualized return on average assets was 0.56% for the three months ended December 31, 2004, compared to 1.18% for the three months ended December 31, 2003. The annualized return on average equity was 4.36% for third quarter, compared to 9.52% for the same period in the prior year. For the current quarter, the annualized return on average assets excluding the impairment charge was 1.22% and the annualized return on average equity excluding the impairment was 9.47%. In addition, the efficiency ratio (excluding intangible asset amortization and impairment charge), which is defined as the percentage of non-interest expenses to total revenue, was 64.61% compared to 63.86% for the three months ended December 31, 2003.

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

Net interest income for the three months ended December 31, 2004 was $5.5 million, representing an $87,000, or a 1.6% increase, compared to the same prior year period. This improvement reflected a 2.8% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans, commercial real estate loans, mortgage backed securities and daily interest-bearing assets, partially offset by a decrease in the average balance of residential mortgage loans and investment securities) to $484.2 million. The average balance of interest-bearing liabilities increased by $3.1 million to $394.9 million. The increase in savings and money market accounts was off-set by the decreases in NOW accounts and certificates of deposit accounts. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.6% in the three-month period ended December 31, 2004 from 120.2% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded less by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $7.5 million and $7.2 million, for the three months ended December 31, 2004 and 2003, respectively. Average interest-earning assets increased $13.1 million to $484.2 million for the three months ended December 31, 2004 from $471.1 million for the same period in 2003. The yield on interest-earning assets was 6.18% for the three months ended December 31, 2004 compared to 6.09% for the three months ended December 31, 2003. The increased yield reflects the higher yields received on investment securities and daily interest-bearing assets at December 31, 2004 as compared to December 31, 2003.

Interest Expense. Interest expense was $1.9 million for the three months ended December 31, 2004 and $1.7 million for the three months ended December 31, 2003. Average interest-bearing liabilities increased $3.1 million to $394.9 million for the three months ended December 31, 2004 from $391.8 million for the same prior year period. The weighted average interest rate on total deposits was 1.61% and 1.39% for the three months ended December 31, 2004 and 2003, respectively. The weighted average interest rate of FHLB borrowings was 5.06% for the three months ended December 31, 2004 from 4.95% for same period in the prior year. The level of liquidity in the third quarter of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held the FHLB borrowings stable at $40.0 million.

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

                                       Three Months Ended December 31,
                              -------------------------------------------------
                                         2004                      2003
                              -----------------------   -----------------------
                                      Interest                  Interest
                              Average    and    Yield/  Average    and    Yield/
                              Balance Dividends Cost    Balance Dividends  Cost
                              ------- --------- -----   ------- --------- -----
                                    (Dollars in thousands)
Interest-earning assets:
 Residential mortgage loans  $117,815   $ 2,229  7.51% $139,783  $  2,662  7.56%
 Commercial and consumer
  loans                       278,191     4,654  6.64   233,100     4,011  6.83
                              ------- --------- -----   ------- --------- -----
     Total net loans (1)      396,006     6,883  6.90   372,883     6,673  7.10

 Mortgage-backed securities(2) 15,415       159  4.09    12,306       143  4.61
 Investment securities(2), (3) 30,684       281  3.63    32,695       248  3.01
 Daily interest-bearing assets 35,977       190  2.10    47,288       105  0.88
 Other earning assets           6,119        31  2.01     5,928        59  3.95
     Total interest-          ------- --------- -----   ------- --------- -----
       earning assets         484,201     7,544  6.18   471,100     7,228  6.09

Non-interest-earning assets:
 Office properties and
  equipment, net                8,500                    10,304
 Other non-interest-earning
  assets                       44,236                    35,935
                              -------                   -------
     Total assets            $536,937                  $517,339
                              =======                   =======
Interest-bearing liabilities:
 Regular savings accounts     $33,499        46  0.54  $ 28,650        40  0.55
 NOW accounts                 103,036       227  0.87   104,796       217  0.82
 Money market accounts         78,438       240  1.21    71,551       150  0.83
 Certificates of deposit      139,914       925  2.62   146,847       823  2.22
                              ------- --------- -----   ------- --------- -----
     Total deposits           354,887     1,438  1.61   351,844     1,230  1.39

 Other interest-bearing
  liabilities                  40,000       510  5.06    40,000       499  4.95
     Total interest-bearing   ------- --------- -----   ------- --------- -----
       liabilities            394,887     1,948  1.96   391,844     1,729  1.75

Non-interest-bearing liabilities:
 Non-interest-bearing deposits 66,570                    57,589
Other liabilities               6,390                     3,779
                              -------                   -------
     Total liabilities        467,847                   453,212
Shareholders' equity           69,090                    64,127
     Total liabilities and    -------                   -------
       shareholders' equity  $536,937                  $517,339
                              =======                   =======
Net interest income                     $ 5,596                  $  5,499
                                          =====                     =====
Interest rate spread                             4.22%                     4.34%
                                                 ====                      ====
Net interest margin                              4.59%                     4.63%
                                                 ====                      ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                 122.62%                   120.23%
                                               ======                    ======
 Tax Equivalent Adjustment              $    48                  $     37
                                        =======                  ========
(1) Includes non-accrual loans.
(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.
(3) Includes tax equivalent adjustment in interest income.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended December 31, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                             Three Months Ended December 31,
                                             -------------------------------
                                                       2004 vs 2003
                                             -------------------------------
                                             Increase (Decrease)
                                                     Due to        Total
                                             ------------------    Increase
                                               Volume     Rate    (Decrease)
                                              --------   ------    --------
                                                     (In thousands)
Interest Income:
  Residential mortgage loans                  $   (416)  $  (17)   $   (433)
  Commercial and consumer loans                    757     (114)        643
  Mortgage-backed securities                        33      (17)         16
Investment securities (1)                          (16)      49          33
Daily interest-bearing                             (30)     115          85
Other earning assets                                 2      (30)        (28)
                                              --------   ------    --------
     Total interest income                         330      (14)        316
                                              --------   ------    --------
Interest Expense:
Regular savings accounts                             7       (1)          6
NOW accounts                                        (4)      14          10
Money market accounts                               15       75          90
Certificates of deposit                            (40)     142         102
Other interest-bearing liabilities                   -       11          11
                                              --------   ------    --------
     Total interest expense                        (22)     241         219
                                              --------   ------    --------
     Net interest income (1)                  $    352   $ (255)   $     97
                                              ========   ======    ========
   (1)  Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three-month period ended December 31, 2004 was $70,000, compared to zero for the same period in the prior year. Net charge-offs for the current period were $103,000, compared to $320,000 for the same period of the prior year. The ratio of allowance for loan losses to total net loans was 1.09% at December 31, 2004, compared to 1.29% at December 31, 2003. Net charge-offs to average net loans for the three-month period ended December 31, 2004 decreased to 0.10% from 0.34% for
the same period in the prior year.   Improvement continues to be made both in
the dollar amount of loans classified and the mix of classified loans at December 31, 2004 as compared to December 31, 2003. Loans classified as substandard and doubtful were $7.0 million at December 31, 2004 compared to $7.3 million at December 31, 2003. Management considered the allowance for loan losses at December 31, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income was $323,000 for the quarter ended
December 31, 2004 compared to $1.4 million for the quarter ended December 31, 2003. Non-interest income was lower for the three months ended March 31, 2004 as a result of the after-tax other-than-temporary non-cash charges of $650,000 for Freddie Mac preferred stock and $699,000 for Fannie Mae preferred stock. Excluding the impairment charge, non-interest income increased 17.8% to $1.7 million, or $0.34 per diluted share.

Reduced mortgage refinance activity resulted in gains on the sale of loans decreasing $101,000 for the quarter ended December 31, 2004 to $97,000 from $198,000 for the quarter ended December 31, 2003. For the same periods, loan servicing income also included amortization of mortgage servicing rights of $76,000 and $87,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained. Asset management services income was $286,000 for the quarter ended December 31, 2004, compared to $229,000 for the quarter ended December 31, 2003. RAMCorp. had $164.7 million in total assets under management at December 31, 2004, compared to $138.1 million at December 31, 2003.

Non-Interest Expense. Non-interest expense increased $173,000, or 3.8%, to $4.7 million for the three month period ended December 31, 2004, compared to $4.6 million for the three months ended December 31, 2003. One measure of a bank's ability to contain non-interest expense is the efficiency ratio. It is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization, impairment charge and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization, impairment charge, and lower cost or market adjustments was 64.61% for the three months ended December 31, 2004, compared to 63.86% for the same period in the prior year.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended December 31, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $2.8 million, an 8.6% increase over the three months ended December 31, 2003 total of $2.6 million. Full-time equivalent employees increased to 195 at December 31, 2004 from 181 at December 31, 2003. The majority of the increase in full-time equivalent employees is due to increased staffing at retail branches.

The July 2003 acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangible ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $32,000 for the three months ended December 31, 2004 and $39,000 for the same period in the prior year.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 and the related acquisition of $42.0 million in customer deposits created a $3.2 million CDI. The amortization expense was none for the three months ended December 31, 2004 compared to $82,000 for the prior year period. As of June 30, 2004, this CDI was fully amortized.


Provision for Federal Income Taxes. Provision for federal income taxes was $299,000 for the three months ended December 31, 2004, compared to $772,000 for the three months ended December 31, 2003 as a result of lower income before taxes. The effective tax rate for three months ended December 31, 2004 was 28.2% compared to 33.4% for the three months ended December 31, 2003. The effective tax rate declined from the prior quarter, reflecting the impact of the purchase of bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended December 31, 2004 and 2003

Financial Highlights. Net income for the nine months ended December 31, 2004 was $4.9 million, or $1.01 per basic share ($1.00 per diluted share), compared to net income of $5.0 million, or $1.08 per basic share ($1.06 per diluted share) for the nine months ended December 31, 2003. The Company's fiscal year 2005 operating results reflect growth in average interest earning-assets and interest-bearing liabilities, combined with an $828,000 pre-tax gain on the sale and leaseback of the Company's Camas branch and operations center, that was partially offset by the $1.3 million pre-tax other-than-temporary impairment charge related to Fannie Mae and Freddie Mac preferred stock.

The annualized return on average assets was 1.24% for the nine months ended December 31, 2004, compared to 1.37% for the nine months ended December 31, 2003. For the same periods, the annualized return on average common equity was 9.53% compared to 10.85%. In addition, the efficiency ratio excluding the intangible asset amortization, which is defined as the percentage of non-interest expenses to total revenue, was 64.61% compared to 61.78% for the nine months ended December 31, 2003.

The annualized return on average assets excluding the impairment charge was 1.46% for the current year-to-date period compared to 1.37% for the same period in the prior year. The annualized return on average equity excluding the impairment charge was 11.28% for the nine-month period compared to 10.85% for the same period a year ago. The efficiency ratio excluding the intangible asset amortization and impairment charge was 60.83% for the nine months ended December 31, 2004 compared to 61.78% for the same period in the prior year.

Net Interest Income. Net interest income for the nine months ended December 31, 2004 was $16.9 million, representing a $1.4 million, or a 8.9% increase, compared to the same prior year period. This improvement reflected a 7.2% increase in the average balance of interest-earning assets to $471.3 million, consisting primarily of increases in the average balance of commercial loans, consumer loans and investment securities, partially offset by a decrease in the average balance of residential mortgage loans and daily interest-earning assets. The increase in interest-earning assets was offset by a 7.3% increase in average balance of interest-bearing liabilities (an increase in all deposit categories) to $383.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased slightly to 122.84% in the nine-month period ended December 31, 2004 from 122.95% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $22.1 million and $20.5 million, for the nine months ended December 31, 2004 and 2003, respectively. Average interest-earning assets increased $31.6 million to $471.3 million for the nine months ended December 31, 2004 from $439.7 million for the same period in 2003. The yield on interest-earning assets was 6.27% for the nine months ended December 31, 2004 compared to 6.24% for the nine months ended December 31, 2003. The increased yield reflects the mixture of interest rate changes experienced during this period in the prime rate and other indexes used to price existing variable rate loans and new fixed and adjustable loan originations.

Interest Expense. Interest expense was $5.3 million and $5.1 million for the nine months ended December 31, 2004 and 2003, respectively. Average interest-bearing liabilities increased $26.1 million to $383.7 million for the nine months ended December 31, 2004 from $357.6 million for the same prior year period. The lack of change in interest expense reflects the fact that lower rates of interest paid on deposits were offset by the increased balance of deposits when comparing average balances at December 31, 2004 and December 31, 2003. The weighted average interest rate on total deposits decreased to 1.45% for the nine months ended December 31, 2004 from 1.49% for the same period in the prior year. The weighted average interest rate of FHLB borrowings increased to 4.96% for the nine months December 31, 2004 from 4.95% for same period in the prior year. The level of liquidity in the first nine months of fiscal year 2005 reflects the runoff of $10.1 million of high interest rate wholesale deposits acquired in the acquisition of Today's Bancorp and stabilized the FHLB borrowings at $40.0 million.

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

                                       Nine Months Ended December 31,
                              -------------------------------------------------
                                        2004                    2003
                              -----------------------   -----------------------
                                      Interest                  Interest
                              Average    and    Yield/  Average    and    Yield/
                              Balance Dividends Cost    Balance Dividends  Cost
                              ------- --------- -----   ------- --------- -----
                                          (Dollars in thousands)
Interest-earning assets:
 Residential mortgage loans  $125,510 $  7,165   7.58% $148,577 $   8,620  7.70%
 Commercial and consumer
  loans                       266,072   13,341   6.66   200,580    10,449  6.91
                              ------- --------- -----   ------- --------- -----
   Total net loans (1)        391,582   20,506   6.95   349,157    19,069  7.25

 Mortgage-backed securities(2) 15,981      482   4.00    13,062       478  4.86
 Investment securities(2)(3)   31,824      837   3.49    26,266       606  3.06
 Daily interest-bearing assets 25,866      316   1.62    45,413       326  0.95
 Other earning assets           6,077      117   2.56     5,804       182  4.16
   Total interest-earning     ------- --------- -----   ------- --------- -----
     assets                   471,330   22,258   6.27   439,702    20,661  6.24

Non-interest-earning assets:
 Office properties and
  equipment, net                8,895                    10,072
 Other non-interest-earning
  assets                       41,373                    30,237
                              -------                   -------
   Total assets              $521,598                  $480,011
                              =======                   =======
Interest-bearing liabilities:
 Regular savings accounts    $ 31,683      131   0.55  $ 27,150       124  0.61
 NOW accounts                 101,725      613   0.80    94,926       636  0.89
 Money market accounts         73,684      593   1.07    64,770       443  0.91
 Certificates of deposit      136,247    2,404   2.34   130,789     2,361  2.40
                              ------- --------- -----   ------- --------- -----
   Total deposits             343,339    3,741   1.45   317,635     3,564  1.49

 Other interest-bearing
  liabilities                  40,364    1,509   4.96    40,000     1,491  4.95
   Total interest-bearing     ------- --------- -----   ------- --------- -----
    liabilities               383,703    5,250   1.82   357,635     5,055  1.88

Non-interest-bearing liabilities:
 Non-interest-bearing deposits 64,144                    58,307
Other liabilities               6,056                     3,439
                              -------                   -------
   Total liabilities          453,903                   419,381
Shareholders' equity           67,695                    60,630
   Total liabilities and      -------                   -------
     shareholders' equity    $521,598                  $480,011
                             ========                  ========
Net interest income                    $17,008                    $15,606
                                       =======                    =======
Interest rate spread                            4.45%                      4.36%
                                                ====                       ====
Net interest margin                             4.79%                      4.71%
                                                ====                       ====
 Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                122.84%                    122.95%
                                              ======                     ======
 Tax Equivalent Adjustment             $   139                    $   112
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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ending December 31, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                              Nine Months Ended December 31,
                                             -------------------------------
                                                       2004 vs 2003
                                             -------------------------------
                                             Increase (Decrease)
                                                     Due to        Total
                                             ------------------    Increase
                                               Volume     Rate    (Decrease)
                                              --------   ------    --------
                                                     (In thousands)
Interest Income:
  Residential mortgage loans                  $ (1,319)  $ (136)   $ (1,455)
  Commercial and consumer loans                  3,297     (405)      2,892
  Mortgage-backed securities                        96      (92)          4
Investment securities (1)                          139       92         231
Daily interest-bearing                            (178)     168         (10)
Other earning assets                                 9      (74)        (65)
                                              --------   ------    --------
     Total interest income                       2,044     (447)      1,597
                                              --------   ------    --------
Interest Expense:
Regular savings accounts                            20      (13)          7
NOW accounts                                        44      (67)        (23)
Money market accounts                               66       84         150
Certificates of deposit                             98      (55)         43
Other interest-bearing liabilities                  14        4          18
                                              --------   ------    --------
     Total interest expense                        242      (47)        195
                                              --------   ------    --------
     Net interest income (1)                  $  1,802   $ (400)   $  1,402
                                              ========   ======    ========
    (1)  Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the nine-month period ended December 31, 2004 was $260,000, compared to $70,000 for the same period in the prior year. Net charge-offs for the current period were $350,000, compared to $524,000 for the same period of last year. The ratio of allowance for loan losses to total net loans decreased to 1.09% from 1.29% at December 31, 2003. The acquisition of Today's Bancorp in July 2003 added $2.6 million to the allowance for loan losses. Net charge-offs to average net loans for the nine-month period ended December 31, 2004 decreased to 0.12% from 0.20% for the same period in the prior year. During the nine months ended December 31, 2004, management evaluated known and inherent risks in the loan portfolio. Management considered the allowance for loan losses at December 31, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income decreased $423,000 or 8.3% for the
nine months ended December 31, 2004 to $4.7 million from $5.1 million for the nine months ended December 31, 2003. The decrease reflects the pre-tax other-than-temporary non-cash charges of $699,000 for Freddie Mac preferred stock and $650,000 for Fannie Mae preferred stock taken during the third fiscal quarter of 2005. This decrease was partially offset by the pre-tax gain on the sale and leaseback of the Camas branch and operations center of $828,000 during the first fiscal quarter of 2005 and the increase in the cash surrender value of bank-owned life insurance of $400,000. The bank-owned life insurance was purchased in December 2003. This increase was partially offset by the reduction in residential loan refinance activity in the nine months ended December 31, 2004 compared to the same period in the prior year as reflected in the reduced gain on sale of loans held for sale.

Reduced mortgage refinance activity resulted in gains on the sale of loans decreasing $380,000 for the nine months ended December 31, 2004 to $409,000 from $789,000 for the same prior year period. The decrease in loan servicing income of $104,000 for the same period also reflects the decrease in mortgage
refinancing activity.   Loan servicing income for the nine months ended December
31, 2004 includes a $22,000 write-up to the market value of mortgage servicing rights as compared to a $304,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same periods, loan servicing income also included amortization of mortgage servicing rights of

$225,000 and $431,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained. Asset management services income was $815,000 for the nine months ended December 31, 2004, compared to $666,000 for the nine months ended December 31, 2003.
RAMCorp. had $164.7 million in total assets under management at December 31, 2004, compared to $138.1 million at December 31, 2003.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 8.5%, to $14.2 million for the nine month period ended December 31, 2004, compared to $13.1 million for the nine months ended December 31, 2003. The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 64.61% for the nine months ended December 31, 2004, compared to 61.78% for the same period in the prior year. Excluding the net of intangible amortization and impairment charge, the efficiency ratio for the current nine months was 60.83%.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the nine months ended December 31, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $8.0 million, a 9.6% increase over the nine months ended December 31, 2003 total of $7.3 million. Full-time equivalent employees increased to 195 at December 31, 2004 from 181 at December 31, 2003. The majority of the increase in full-time equivalent employees is due to additional branch personnel. The July 2003, acquisition of Today's Bancorp contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposits accounts created an $820,000 core deposit intangible ("CDI"), representing the excess of cost over fair market of acquired deposits. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $105,000 for the nine months ended December 31, 2004 and $64,000 for the like period a year ago.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 and the related acquisition of $42.0 million in customer deposits created a $3.2 million CDI. The amortization expense was $42,000 for the nine months ended December 31, 2004 compared to $245,000 for the prior year period. As of June 30, 2004, this CDI was fully amortized.

Other non-interest expense was $1.3 million, or a 26.8% increase over the nine months ended December 31, 2003 total of $1.0 million. The majority of the increase over the prior period was due to the termination of a former Today's Bancorp branch operating lease. A loss of $107,000 was incurred to write off the remaining net book value of the leasehold improvements of the branch.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.2 million for the nine months ended December 31, 2004, compared to $2.5 million for the nine months ended December 31, 2003 as a result of higher income before taxes. The effective tax rate for nine months ended December 31, 2004 was 31.4% compared to 33.2% for the nine months ended December 31, 2003. The effective tax rate declined from the prior quarter, reflecting the impact of the purchase of bank-owned life insurance and additional investments in municipal securities.

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

Item 4.  Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures:  An evaluation of
            -------------------------------------------------
the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)  Changes in Internal Controls:  There was no change in the Company's
             -----------------------------
             internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------
        The following table summarizes the Company's share repurchases for the quarter ended December 31, 2004.

                                              Total Number of    Maximum Number
                                              Shares Purchased   of Shares that
                                  Average     as Part of         May Yet Be
                Total Number of   Price Paid  Publicly Announced Purchased Under
 Period         Shares Purchased  per Share   Program            the Program(1)

10/01/04-10/31/04           -      $     -            -               133,204
11/1/31-11/30/04            -            -            -               133,204
12/1/04-12/31/04            -            -            -               133,204
                    ----------     --------      -------              -------
Total                       -      $     -            -               133,204
                    ==========     ========      =======              =======

        (1) In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares of its outstanding common stock. This program expires when all shares under the plan have been repurchased.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None.

Item 5. Other Information
        -----------------
        None.


Item 6. Exhibits
        --------
          Exhibits:

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

        10.6  Employee Stock Ownership Plan(4)
        10.7  Management Recognition and Development Plan(5)
        10.8  1998 Stock Option Plan(5)
        10.9  1993 Stock Option and Incentive Plan(5)
        10.10 2003 Stock Option Plan (6)
        31.1 Certifications of the Chief Executive 0fficer Pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
        32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

               RIVERVIEW BANCORP, INC.


By:     /s/ Patrick Sheaffer          By:     /s/ Ron Dobyns
        --------------------                  ---------------
        Patrick Sheaffer                      Ron Dobyns
        Chairman of the Board                 Senior Vice President
        Chief Executive Officer               (Chief Financial and Accounting
        (Principal Executive Officer)           Officer)



Date:   February 8, 2005              Date:   February 8, 2005

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

     (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting



Date:  February 8, 2005               /s/Patrick Sheaffer
                                      ---------------------
                                      Patrick Sheaffer
                                      Chairman and Chief Executive Officer

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

     (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




Date:  February 8, 2005            /s/Ron Dobyns
                                   ---------------
                                   Ron Dobyns
                                   Chief Financial Officer

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

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



    /s/ Patrick Sheaffer                   /s/ Ron Dobyns
    --------------------                   ---------------
    Patrick Sheaffer                       Ron Dobyns
    Chief Executive Officer                Chief Financial Officer


    Dated:  February 8, 2005