Form 10-K
period 2005-03-31
RIVERVIEW BANCORP INC
filed 2005-06-14
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934

              For the Fiscal Year Ended March 31, 2005

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

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No___

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on September 30, 2004 was approximately $106,742,243 (4,997,296 shares at $21.36 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of May 16, 2005, there were issued and outstanding 5,015,749 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        1.        Portions of registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).


PART I

Item 1. Business

General

Riverview Bancorp, Inc. ("the Company"), a Washington corporation, was organized on June 23, 1997 for the purpose of becoming the holding company for Riverview Savings Bank FSB, upon its reorganization as a wholly-owned subsidiary of the Company resulting from the conversion of Riverview, M.H.C., Camas, Washington, from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on September 30, 1997. Riverview Savings Bank, FSB changed its name to Riverview Community Bank (the "Bank") effective June 29, 1998. On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. ("Today's Bancorp"). The acquisition of Today's Bancorp's $122.3 million of assets and $105.1 million of deposits were accounted for using the purchase method of accounting. At March 31, 2005, the Company had total assets of $572.6 million, total deposits of $456.9 million and shareholders' equity of $69.5 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family, commercial construction, and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 18.70% and 7.64% of the loan portfolio, respectively, in fiscal 2001 to 51.37% and 13.35%, respectively, in fiscal 2005. The Company continues to change the composition of its loan portfolio and the deposit base as part of its transition to commercial banking. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its 13 branches are located in Clark County, the second fastest growing county in the State of Washington according to the U.S. Census Bureau.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are


reviewed for business development and cost saving purposes. The in-house processing of checks and production of images has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of the online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill-paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

Market Area

The Company conducts operations from its home office in Vancouver and 13 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (six branch offices) and Longview, Washington. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties, throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corp., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland, Oregon metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver main branch and the Cascade Park lending office offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Several businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility that provides relatively lower cost electricity. Located in the Vancouver area are Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism, which has transformed the area from its past dependence on the timber industry.

Lending Activities

General. At March 31, 2005, the Company's total net loans receivable, including loans held for sale, amounted to $429.9 million, or 75.1% of total assets at that date. The principal lending activity of the Company is the origination of mortgage loans through its mortgage banking activities, including loans collateralized by commercial properties, residential and residential construction loans. While the Company has historically emphasized real estate mortgage loans secured by one-to-four residential real estate, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial, commercial real estate and consumer loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four- family (1)	$ 36,569	8.42%	$ 43,785	11.34%	$ 59,021	19.38%	$ 72,406	24.87%	$115,608	38.69%
Multi-family	2,537	0.58	5,008	1.30	6,236	2.05	9,809	3.37	10,947	3.66
Construction one- to four-family	43,633	10.05	47,589	12.33	45,579	14.97	44,156	15.17	40,579	13.58
Construction multi- family	-	-	-	-	935	0.31	4,000	1.37	561	0.19
Construction commercial	10,982	2.53	1,453	0.38	4,239	1.39	3,742	1.29	4,231	1.42
Land	28,889	6.65	25,321	6.56	28,543	9.37	23,686	8.14	23,428	7.84
Commercial real estate	223,143	51.37	176,521	45.73	100,886	33.13	83,547	28.70	55,885	18.70
Total real estate loans	345,753	79.60	299,677	77.64	245,439	80.60	241,346	82.91	251,239	84.08
Commercial	57,981	13.35	57,578	14.91	34,145	11.21	23,216	7.98	22,837	7.64
Consumer loans:
Automobile loans	1,197	0.28	1,631	0.42	1,468	0.48	2,142	0.74	3,182	1.07
Savings account loans	268	0.06	335	0.09	321	0.11	518	0.18	434	0.15
Home equity loans	26,556	6.11	23,914	6.20	21,236	6.97	21,701	7.46	18,522	6.20
Other consumer loans	2,599	0.60	2,880	0.74	1,941	0.63	2,144	0.73	2,563	0.86
Total consumer loans	30,620	7.05	28,760	7.45	24,966	8.19	26,505	9.11	24,701	8.28
Total loans and loans held for sale	434,354	100.00%	386,015	100.00%	304,550	100.00%	291,067	100.00%	298,777	100.00%
Less:
Allowance for loan losses	4,395		4,481			2,739		2,537	1,916
Total loans receivable, net (1)	$429,959		$381,534			$301,811		$288,530	$296,861
(1) Includes loans held for sale of $510,000, $407,000, $1.5 million, $1.8 million and $569,000 at March 31, 2005, 2004, 2003, 2002 and 2001, respectively.


Commercial Real Estate Lending. As of March 31, 2005, $223.1 million, or 51.37% of the total loan portfolio was secured by commercial real estate property. The Company originates commercial real estate loans including land development, retail shopping centers, office and medical buildings, warehouses, mini-storage facilities, industrial use buildings, multi-family and assisted living facilities primarily located in our market area. loans including land development, retail shopping centers, office and medical buildings, warehouses, mini-storage facilities, industrial use buildings, multi-family and assisted living facilities primarily located in our market area.

The Company actively pursues commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Generally loan guarantees are required and obtained from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, personal guarantees are required and obtained from the corporate principals based upon a review of their personal financial statements and individual credit reports. A portio of the commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than single-family residential loans.

The average size loan in the commercial real estate loan portfolios was approximately $800,000 as of March 31, 2005. The Company targets individual commercial real estate loans between $500,000 and $5.0 million; however, the loan policy allows origination of loans to one borrower up to 15% of the Bank's capital. The largest commercial real estate loan as of March 31, 2005 was an office building with an outstanding principal balance at March 31, 2005 of $7.2 million located in Vancouver, Washington. This loan is performing according to the loan terms, as were all commercial real estate loans as of March 31, 2005, except for one loan on non-accrual with a balance of $198,000.

Both fixed- and adjustable-rate loans are offered on commercial real estate loans. Loans originated on a fixed-rate basis generally are originated at fixed terms up to five years, with amortization terms up to 25 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.50%. Some of the loans have established floor rates and most have some form of prepayment penalty.

Adjustable-rate commercial real estate loans are originated with variable rates that generally adjust after an initial period ranging from one to five years. Adjustable-rate commercial real estate loans are generally priced utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.50%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. Both adjustable-rate mortgages and fixed-rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

The maximum loan-to-value ratio for commercial real estate loans is generally 75% for both purchases and refinances. Appraisals are required on all properties securing commercial real estate loans. Independent appraisers designated by us perform appraisals. Commercial real estate loan borrowers with outstanding balances in excess of $500,000 are required to submit annual financial statements and tax returns. The subject property is inspected at least every two years if the loan balance exceeds $500,000. A minimum pro forma debt coverage ratio of 1.20 times is required for loans secured by commercial properties.

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


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

At March 31, 2005 and 2004, the composition of the Company's construction loan portfolio was as follows:
	At March 31,
	Amount(1)	Percent	Amount(1)	Percent
	(Dollars in thousands)
Speculative construction	$ 43,749	40.61%	$ 37,017	39.80%
Commercial/multi-family construction	18,912	17.55	1,453	1.56
Custom/presold construction	13,300	12.34	15,949	17.15
Construction/permanent	18,322	17.01	25,128	27.02
Construction/land	13,453	12.49	13,461	14.47
Total	$107,736	100.00%	$ 93,008	100.00%

(1)Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing


with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2005, the Company had 14 borrowers with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $21.5 million and were performing according to original terms.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2005, the largest custom construction loan and presold construction loan had outstanding balances of $707,000 and $472,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan's interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date. See "-Mortgage Brokerage," "-Loan Originations, Sales and Purchases" and "-Mortgage Loan Servicing." At March 31, 2005, the largest outstanding construction/permanent loan had an outstanding balance of $528,000 and was performing according to its original terms.

The Company also provides construction financing for non-residential properties such as multi-family and commercial properties. The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio. Of the $14.9 million commercial construction loans outstanding at March 31, 2005, the loan commitment amount was $19.2 million. At March 31, 2005, the largest construction commercial loan had an outstanding balance of $3.9 million and was performing according to its original terms.

Multi-Family Lending. Multi-family mortgage loans generally have terms up to 25 years with a loan-to-value ratio of up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2005, the largest multi-family mortgage loan had an outstanding loan balance of $3.9 million and was performing according to its original terms.

Multi-family mortgage lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending. However, loans secured by these properties usually are greater in amount, are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four- family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company attempts to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The


Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. At March 31, 2005, the largest outstanding land loan was $7.1 million and was performing according to its original terms.

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of these future values proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

Commercial Lending. The Company's commercial loan portfolio has increased to 13.35% of the total loan portfolio at March 31, 2005 from 7.64% at March 31, 2001. The Company has been able to increase the balance of outstanding commercial loans and commitments as a result of the local economy, the consolidation of some local competitors offering commercial loans and the hiring of several experienced commercial bankers from competitors in the local market.

Commercial loans are generally made to customers who are well known to the Company and are typically secured by all business assets or other property. The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at a fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. At March 31, 2005, the Company had three commercial loans on nonaccrual status totaling $97,000.

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


the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. These loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses, which it has against the seller of the underlying collateral. At March 31, 2005, one consumer loan for $161,000 was on nonaccrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2005 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.


	Within One Year	After One Year to 3 Years	After 3 Years to 5 Years	After 5 Years to 10 Years	Beyond 10 Years	Total
(In thousands)
Residential one- to four-family:
Adjustable rate	$ -	$ 21	$ 521	$ 812	$ 21,013	$ 22,367
Fixed rate	1,928	4,419	1,307	1,336	5,212	14,202
Construction:
Adjustable rate	36,065	7,068	-	-	-	43,133
Fixed rate	11,838	198	-	-	-	12,036
Other real estate:
Adjustable rate	41,336	22,790	14,954	112,893	7,115	199,088
Fixed rate	7,777	18,167	21,594	6,485	896	54,919
Commercial:
Adjustable rate	36,676	3,383	3,664	2,177	-	45,900
Fixed rate	4,097	4,163	3,596	233	-	12,089
Consumer:
Adjustable rate	470	341	771	1,180	21,759	24,521
Fixed rate	531	1,777	1,512	761	1,518	6,099
Total net loans	$140,718	$62,327	$47,919	$125,877	$57,513	$434,354


The following table sets forth the dollar amount of all loans due one year after March 31, 2005, which have fixed interest rates or have floating or adjustable interest rates.

	Fixed- Rates	Floating or Adjustable Rates
	(In thousands)

Residential one- to four- family	$ 12,274	$ 22,367
Construction loans	198	7,068
Other real estate loans	47,142	157,752
Commercial	7,992	9,224
Consumer	5,568	24,051
Total	$ 73,174	$ 220,462

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

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans and commercial loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2005, the Company had outstanding commitments to originate loans in the amount of $19.5 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2005 and 2004, the Company's total loan originations, including mortgage loans originated for sale, were $434.4 million and $375.8 million, respectively, of which 83.8% and 70.4%, respectively, were subject to periodic interest rate adjustment and 15.1% and 29.6%, respectively, were fixed-rate loans.

The Company customarily sells the fixed-rate residential one- to four- family mortgage loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. The sale of these loans allows the Company to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if these loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one- to- four family mortgage loan origination and sale activity and, therefore, its results of operations, may be


adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability of this activity can vary significantly from period to period. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Company. Servicing is retained on loans sold to FHLMC.

Interest rates on residential one- to four- family mortgage loan applications are typically locked with customers and the FHLMC during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with the FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to the FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

There can be no assurance that the Company will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of origination of a mortgage loan and the time of the ultimate sale of the loan. To the extent that the Company does not adequately manage its interest rate risk, the Company may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting its financial condition and results of operations.

The Company purchased $5.7 million of loan participations in fiscal year 2005.


The following table shows total loans originated, sold and repaid during the periods indicated.
	For the Years Ended March 31,
	2005	2004	2003
	(In thousands)
Total net loans receivable and loans held for sale at beginning of period	$381,534	$301,811	$288,530
Loans originated:
Mortgage loans:
One- to four- family	61,621	35,963	43,983
Multi-family	6,826	2,065	6,936
Construction one- to four- family	100,522	104,913	87,049
Construction commercial real estate	-	482	3,267
Construction multi-family	-	341	2,597
Land and commercial real estate	120,201	93,241	59,954
Commercial	136,726	101,432	68,083
Consumer	2,859	31,135	23,784
Total loans originated	428,755	369,572	295,653

Loans purchased:
One- to four- family	-	-	1,021
Multi-family	127	-	-
Land and commercial real estate	5,537	6,267	1,717
Total loans originated	5,664	6,267	2,738

Residential one- to four- family loans sold	(22,840)	(51,567)	(56,097)
Repayment of principal	(363,607)	(329,443)	(227,101)
Today's Bank acquisition	-	85,610	-
Increase (decrease) in other items, net	453	(716)	(1,912)
Net increase in loans	48,425	79,723	13,281
Total net loans receivable and loans held for sale at end of period	$429,959	$381,534	$301,811

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs ten commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan area, as well as for the Company. The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2005, brokered loans totaled $194.4 million (including $59.1 million brokered to the Company). Gross fees of $1.5 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2005. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates such as we are currently experiencing, the volume of loans and amount of loan fees generally decreases as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the


Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2005, total loans serviced for others were $129.4 million.

The value of loans serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans repay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its net income to decrease. The Company has experienced a decrease and an increase in prepayments of mortgages as interest rates have dramatically changed during the past two years, which has impacted the value of the servicing asset. Accordingly, the Company recognized a decrease of $22,000 and $307,000 for fiscal years 2005 and 2004, respectively in its valuation allowance for mortgage servicing rights reflecting the increase in mortgage interest rates and slowing of prepayments. We believe, based on historical experience, that the amount of prepayments and the related impairment charges should decrease as interest rates increase.

Loan Origination and Other Fees. The Company generally receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one- to four- family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $3.1 million of net deferred loan fees at March 31, 2005. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

A delinquent consumer loan borrower is contacted when the loan is 15 days past due. A letter of intent to repossess collateral is mailed to the borrower after the loan becomes 45 days past due and repossession proceedings are initiated after the loan becomes 90 days delinquent.

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


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

The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 (as amended by SFAS No. 114), Accounting by Debtors and Creditors for Troubled Debt Restructuring.
	At March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$ -	$ 24	$ 301	$ 830	$ 153
Commercial real estate	198	309	-	297	-
Land	-	31	-	180	-
Commercial	97	872	-	54	50
Consumer	161	65	22	39	116
Total	456	1,301	323	1,400	319
Accruing loans which are contractually past due 90 days or more	-	-	-	122	226
Total of nonaccrual and 90 days past due loans	456	1,301	323	1,522	545
Real estate owned (net)	270	742	425	853	473
Total nonperforming assets	$ 726	$ 2,043	$ 748	$ 2,375	$ 1,018
Total loans delinquent 90 days or more to net loans	0.10%	0.34%	0.11%	0.53%	0.18%
Total loans delinquent 90 days or more to total assets	0.08	0.25	0.08	0.39	0.13
Total nonperforming assets to total assets	0.13	0.39	0.18	0.61	0.24

The gross amount of interest income on the nonaccrual loans that would have been recorded during the year ended March 31, 2005 if the nonaccrual loans had been current in accordance with their original terms was approximately $34,000. For the year ended March 31, 2005, $9,000 was earned on the nonaccrual loans and included in interest and fees on loans receivable interest income.

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $5.8 million at March 31, 2005 and $4.9 million at March 31, 2004.

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


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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2005	2004
	(In thousands)

Substandard assets	$ 6,209	$4,932
Doubtful assets	-	803
Loss assets	-	-

General loss allowances	4,395	4,481
Specific loss allowances	-	-
Charge-offs	669	1,182

The loans classified as substandard assets at March 31, 2005 are comprised of one home equity loan totaling $161,000, eight real estate secured commercial loans totaling $1.2 million and 33 commercial loans totaling $4.9 million.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2005, the Company owned two properties with a recorded value of $270,000 compared to $742,000 at March 31, 2004. The $270,000 recorded value consists of one non-residential and one residential real estate loans in the amounts of $115,000 and $155,000.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Problem Loan Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Problem Loan Committee members include the Executive Vice President Chief Credit Officer, Chairman and Chief Executive Officer, President and Chief Operating Officer, Vice President Credit , Chief Financial Officer and Senior Vice President Business & Professional Banking. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. The Problem Loan Committee meets quarterly to approve any changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

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


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

The general allowance element relates to assets with no well-defined deficiency or weakness such as assets classified pass or watch, and takes into consideration loss that is embedded within the portfolio but has not been realized. Borrowers are impacted by events that may ultimately result in a loan default and eventual loss well in advance of a lender's knowledge. Examples of such loss-causing events in the case of consumer or one- to four- family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be loss of customers as a result of competition or changes in the economy. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

The allocated allowance element relates to assets with well-defined deficiencies or weaknesses such as assets classified special mention, substandard, doubtful or loss. The OTS loss factors are applied against current classified asset balances to determine the amount of allocated allowances. Included in these allowances are those amounts associated with loans where it is probable that the value of the loan has been impaired and the loss can be reasonably estimated.

The unallocated allowance element is more subjective and is reviewed quarterly to take into consideration estimation errors and economic trends that are not necessarily captured in determining the general and allocated allowance.

The change in the balance of the allowance for loan losses at March 31, 2005 reflects the proportionate increase in loan balances, the change in mix of loan balances, the increase in substandard assets and a change in loss rate when compared to March 31, 2004. The mix of the loan portfolio showed an increase in the balances of commercial real estate loans, and construction, and consumer loans at March 31, 2005 as compared to balances at March 31, 2004. Substandard assets and assets classified as doubtful increased by $500,000 to $6.2 million at March 31, 2005 compared to $5.7 million at March 31, 2004.

At March 31, 2005, the Company had an allowance for loan losses of $4.4 million, or 1.01% of total outstanding net loans at that date. Based on past experience and probable losses inherent in the loan portfolio, management believes that loan loss reserves are adequate.

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


	Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$ 4,481	$ 2,739	$ 2,537	$ 1,916	$ 1,362
Provision for loan losses	410	210	727	1,116	949
Recoveries:
Residential real estate	-	-	2	-	-
Land	-	-	63	-	-
Commercial	156	74	-	-	-
Consumer	17	17	13	25	18
Total recoveries	173	91	78	25	18
Charge-offs:
Residential real estate	84	21	140	88	226
Land	-	15	17	-	-
Commercial	490	882	119	185	27
Consumer	95	264	152	166	160
Total charge-offs	669	1,182	428	439	413
Net charge-offs	496	1,091	350	414	395
Dispositions (1)	-	-	-	81	-
Allowance acquired from Today's Bank	-	2,639	-	-	-
Net change in allowance for unfunded loan commitments and lines of credit	-	(16)	(175)	-	-
Balance at end of period	$ 4,395	$ 4,481	$ 2,739	$ 2,537	$ 1,916
Ratio of allowance to total net loans outstanding during period	1.01%	1.16%	0.90%	0.87%	0.64%
Ratio of net charge-offs to average net loans outstanding during period	0.13	0.31	0.12	0.14	0.14
Ratio of allowance to total of nonaccrual and 90 days past due loans	963.82	344.43	847.99	166.69	351.56
   (1)    Allowance reclassified with securitization of one-to four-family loans to mortgage-backed securities.


Changes in the allowance for unfunded loan commitments and lines of credit:
	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance at beginning of period	$ 191	$ 175	$ -	$ -	$ -
Net change in allowance for unfunded loan commitments and lines of credit	62	16	175	-	-
Balance at end of period	$ 253	$ 191	$ 175	$ -	$ -

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the related loan category outstanding loan balances as of the date of the allocation for the periods indicated.
	At March 31,
	2005		2004		2003		2002		2001
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
(Dollars in thousands )
Real estate loans
One -to four- family	$ 74	8.42%	$ 89	11.34%	$ 122	19.38%	$ 191	24.87%	$ 263	38.69%
Multi-family	14	0.58	19	1.30	24	2.05	37	3.37	42	3.66
Construction one-to four- family	176	10.05	148	12.33	194	14.97	319	15.17	224	13.58
Construction multi-family	-	-	-	-	5	0.31	20	1.37	21	0.19
Construction commercial	84	2.53	7	0.38	20	1.39	26	1.29	34	1.42
Land	219	6.65	148	6.56	196	9.37	192	8.14	206	7.84
Commercial real estate	1,935	51.37	2,259	45.73	1,046	33.13	869	28.70	580	18.70
Commercial loans	1,556	13.35	1,589	14.91	796	11.21	668	7.98	354	7.64
Consumer loans:
Secured	197	6.67	175	7.01	141	7.75	180	8.61	154	7.65
Unsecured	44	0.38	37	0.44	33	0.44	27	0.50	34	0.63
Unallocated	96	-	10	-	162	-	8	-	4	-
Total allowance for loan losses	$4,395	100.00%	$4,481	100.00%	$ 2,739	100.00%	$ 2,537	100.00%	$1,916	100.00%

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

Federal regulations require the Bank to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. It is management's intention to hold securities with short maturities in the investment portfolio in order to match more closely the interest rate sensitivities of the Company's assets and liabilities. At March 31, 2005, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year, was 15.68%.

The Investment Committee, composed of the Company's Chairman, President, Chief Financial Officer and Controller, makes investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2005, the Company's investment and mortgage-backed securities portfolio totaled $36.9 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2005, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2005, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale or trading. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.


The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The fair value of the investment and mortgage-backed securities portfolio was $37.0 million, $46.1 million and $36.9 million at March 31, 2005, 2004 and 2003, respectively.
	At March 31,
	2005		2004		2003
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
Real estate mortgage investment conduits ("REMICs")	$ 1,802	4.88%	$ 1,802	3.92%	$ 1,803	4.90%
FHLMC mortgage-backed securities	218	0.59	332	0.72	589	1.60
FNMA mortgage-backed securities	323	0.88	383	0.83	909	2.47
	2,343	6.35	2,517	5.47	3,301	8.97
Available for sale (at fair value):
Agency securities	13,842	37.51	11,194	24.33	-	-
REMICs	1,873	5.07	3,015	6.55	6,421	17.45
FHLMC mortgage-backed securities	9,507	25.76	7,190	15.63	6,097	16.57
FNMA mortgage-backed securities	239	0.65	402	0.88	551	1.50
Municipal securities	4,072	11.03	4,270	9.28	2,751	7.48
Trust preferred securities	5,031	13.63	5,019	10.91	4,975	13.52
Equity securities	-	-	12,400	26.95	12,700	34.51
	34,564	93.65	43,490	94.53	33,495	91.03
Total investment securities	$36,907	100.00%	$46,007	100.00%	$ 36,796	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2005.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
		Weighted Average Yield(1)		Weighted Average Yield(1)		Weighted Average Yield(1)		Weighted Average Yield(1)

	Amount		Amount		Amount		Amount
	(Dollars in thousands)

Municipal securities	$ -	- %	$ 2,016	4.17%	$ -	-%	$ 2,056	4.50%
Agency securities	-	-	13,842	3.21	-	-	-	-
REMICs	-	-	127	3.74	-	-	3,548	4.02
FHLMC mortgage- backed securities	-	-	1,299	6.16	8,209	4.02	217	4.03
FNMA mortgage-backed securities	-	-	67	6.85	172	5.91	323	4.62
Trust preferred securities	-	-	-	-	-	-	5,031	4.33
Total	$ -	-%	$17,351	3.56%	$ 8,381	4.06%	$11,175	4.27%
(1)   For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost.


In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and REMIC's. Mortgage-backed securities ("MBS"), which are also known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on mortgage-backed securities are passed from the mortgage originators, through intermediaries such as FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or private issuers that pool and repackage the participation interests in the form of securities, to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes, or tranches, with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2005, the Company held REMICs with a net carrying value of $3.7 million, of which $1.8 million were classified as held-to-maturity and $1.9 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2005, the Company owned no privately issued REMICs.

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

The investment in municipal securities was $4.1 million at March 31, 2005 compared to $4.3 million at March 31, 2004. Total equity securities investment was none at March 31, 2005, compared to $12.4 million at March 31, 2004. The equity securities were sold in the fourth quarter of fiscal year 2005.

In the third quarter of fiscal 2005, the Company recognized a $1.3 million non-cash pre-tax charge to operations for investments in FHLMC preferred stock and FNMA preferred stock. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss will be realized as expense on the income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary at the end of the third quarter of fiscal year 2005. Accordingly, the other-than-temporary impairment was realized in the income statement, in the amount of $699,000 for FNMA preferred stock and $650,000 FHLMC preferred stock. A corresponding reduction in unrealized losses in the accumulated other comprehensive income (loss) category in shareholders' equity was realized in the amount of $461,000 for FNMA preferred stock and $429,000 for FHLMC preferred stock. In the fourth quarter of fiscal 2005, these preferred stocks were sold at a pre-tax gain of $164,000.

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

Deposit Accounts. The Company's attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand


deposit accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2005.
Interest Rate	Term	Category	Minimum Amount	Balance	Percent of Total Deposits
				(In thousands)
0.200%	None	NOW accounts	$ 100	$ 65,667	14.37%
2.551	None	High yield checking	25,000	50,562	11.07
0.550	None	Regular savings	500	35,513	7.77
1.437	None	Money market	2,500	76,331	16.71
None	None	Non-interest checking	100	79,499	17.40
	Total transaction accounts			307,572	67.32
		Certificates of Deposit
2.719	91 Days	Fixed-term, Fixed-rate	2,500	7,345	1.61
2.135	182-364 Days	Fixed-term, Fixed-rate	2,500	20,517	4.49
2.106	12-17 Months	Fixed-term, Fixed-rate	2,500	31,070	6.80
1.900	18 Months	Fixed-term, Variable rate, Individual Retirement account ("IRA")	100	1,329	0.29
1.478	18-23 Months	Fixed-term, Fixed-rate	2,500	1,899	0.42
2.703	24-35 Months	Fixed-term, Fixed-rate	2,500	28,384	6.21
4.252	36-59 Months	Fixed-term, Fixed-rate	2,500	36,674	8.03
4.491	60-83 Months	Fixed-term, Fixed-rate	2,500	14,984	3.28
4.721	84-120 Months	Fixed-term, Fixed-rate	2,500	7,104	1.55
	Total certificates of deposit			149,306	32.68%
	Total deposits			$456,878	100.00%


Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

	At March 31,
	2005			2004			2003
	Balance	Percent	Increase/ Decrease)	Balance	Percent	Increase/ Decrease)	Balance	Percent	Increase/ Decrease)
	(Dollars in thousands)

Non-interest-bearing demand	$79,499	17.40%	$ 17,597	$ 61,902	15.13%	$(16,562)	$ 78,464	24.46%	$ 45,890
NOW accounts	65,667	14.37	(51)	65,718	16.06	38,605	27,113	8.45	(5,597)
High-yield checking	50,562	11.07	894	49,668	12.14	14,131	35,537	11.08	30,183
Regular savings accounts	35,513	7.77	6,179	29,334	7.17	4,479	24,855	7.75	2,916
Money market deposit accounts	76,331	16.71	6,347	69,984	17.11	16,267	53,717	16.75	(928)
Certificates of deposits which mature (1):
Within 12 months	77,058	16.87	(9,214)	86,272	21.09	15,117	71,155	22.19	(15,784)
Within 12-36 months	39,106	8.56	6,684	32,422	7.92	9,803	22,619	7.05	3,249
Beyond 36 months	33,142	7.25	19,327	13,815	3.38	6,533	7,282	2.27	1,123
Total	$456,878	100.00%	$47,763	$ 409,115	100.00%	$ 88,373	$320,742	100.00%	$61,052

(1)    IRAs of $15.4 million, $13.9 million and $12.9 million at March 31, 2005, 2004 and 2003, respectively, are included in certificate of deposit balances.


Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.
	At March 31,
	2005	2004	2003
	(In thousands)
Below 2.00%	$ 34,136	$ 63,241	$ 43,969
2.00 - 2.99%	37,157	23,307	17,483
3.00 - 3.99%	36,216	14,221	18,770
4.00 - 4.99%	30,277	17,224	7,452
5.00 - 5.99%	9,670	10,230	7,058
6.00 - 7.99%	1,850	4,286	6,324
Total	$ 149,306	$ 132,509	$ 101,056

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2005.
	Amount Due
	Less Than One Year	1-2 Years	After 2-3 Years	After 3 Years	Total
	(In thousands)
Below 2.00%	$ 31,370	$ 2,675	$ 68	$ 23	$ 34,136
2.00 - 2.99%	29,327	7,296	366	168	37,157
3.00 - 3.99%	10,020	9,441	12,220	4,535	36,216
4.00 - 4.99%	963	1,627	1,757	25,930	30,277
5.00 - 5.99%	3,804	1,875	1,613	2,378	9,670
6.00 - 7.99%	1,574	134	34	108	1,850
Total	$ 77,058	$ 23,048	$ 16,058	$ 33,142	$149,306

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2005.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$ 13,814	2.55%
Over three through six months	8,719	3.23
Over six through 12 months	11,587	2.82
Over 12 Months	34,489	4.11
Total	$ 68,609	3.46%


Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.
	Year Ended March 31,
	2005	2004	2003
	(In thousands)
Beginning balance	$409,115	$320,742	$259,690
Net increase before interest credited	42,342	83,618	55,535
Interest credited	5,421	4,755	5,517
Net increase in savings deposits	47,763	88,373	61,052
Ending balance	$456,878	$409,115	$320,742

In the unlikely event the Bank is liquidated, depositors are entitled to full payment of their deposit accounts prior to any payment being made to the shareholders of the Company. Substantially all of the Bank's depositors are residents of the States of Washington or Oregon.

Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Seattle are typically secured by the Bank's first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2005, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $169.5 million, which is limited to available collateral.


The following tables set forth certain information concerning the Company's borrowings at the dates and for the periods indicated.
	At March 31,
	2005	2004	2003

Weighted average rate on FHLB advances	5.05%	4.88%	4.90%

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$43,000	$40,000	$74,500
Average FHLB advances outstanding	40,274	40,000	53,174
Weighted average rate on FHLB advances	5.00%	4.96%	5.53%

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2005. The facility may be reduced or withdrawn at any time. As of March 31, 2005, the Bank did not have any outstanding advances on this facility.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

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


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

In addition, the investment,hority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2005 was $114,557.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2005, the Bank's regulatory limit on loans to one borrower is $8.6 million. At March 31, 2005, the Bank's largest single loan to one borrower was $8.3 million, which was performing according to its original terms.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2005, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $169.5 million, which is limited to available collateral. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At March 31, 2005, the Bank had $6.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 1.81% and 3.93% for the fiscal years ended March 31, 2005 and 2004, respectively. As a result of the FHLB of Seattle recapitalization plans, the Bank recognized FHLB dividends on the cash basis for fiscal year 2005. For the


year ended March 31, 2005, the Bank received $110,000 in dividends from the FHLB of Seattle. As of May 18, 2005, the FHLB-Seattle has suspended dividends on all classes of stock. For additional information see 'News' under 'Our Company' on the FHLB of Seattle's website at fhlbsea.com.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital

Deposit Insurance. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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


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

At March 31, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2005, the Bank met the test and its QTL percentage was 69.43%.

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

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2005, the Bank had intangible assets in the form of mortgage servicing rights, goodwill and core deposit intangibles.

At March 31, 2005, the Bank had tangible capital of $53.0 million, or 9.54% of tangible assets, which is approximately $44.7 million above the minimum requirement of 1.5% of tangible assets as of that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2005, the Bank's mortgage service rights were subject to these tests. At March 31, 2005, the Bank had core capital equal to $53.0 million, or 9.54% of adjusted total assets, which is $36.3 million above the minimum requirement of 4.0% in effect on that date.


The OTS also requires savings institutions to have core capital equal to 4.0% of risk-weighted assets ("Tier 1 risk-based"). At March 31, 2005, the Bank had Tier 1 risk-based capital of $53.0 million or 11.42% of risk-weighted assets, which is approximately $34.4 million above the minimum on that date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On March 31, 2005, the Bank had total risk-based capital of approximately $57.4 million, including $53.0 million in core capital and $4.4 million in qualifying supplementary capital, and risk-weighted assets of $464.0 million, or total capital of 12.37% of risk-weighted assets. This amount was $20.3 million above the 8.0% requirement in effect on that date.

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

Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus


retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Company in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

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

In addition, OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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


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

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting any single transaction to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.


The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.


Activities Restrictions. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Federal Regulation of Savings Institutions - Qualified Thrift Lender Test."

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, including the Company.

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

Taxation

For details regarding the Company's Federal taxes, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2005, the Company had 197 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.
Name	Age (1)	Position
Patrick Sheaffer	65	Chairman of the Board and Chief Executive Officer
Ron Wysaske	52	President and Chief Operating Officer
David A. Dahlstrom	54	Executive Vice President and Chief Credit Officer
Ron Dobyns	56	Senior Vice President and Chief Financial Officer
John A. Karas	56	Senior Vice President
James D. Baldovin	46	Senior Vice President
Terry Long	46	Senior Vice President

(1)At March 31, 2005.

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


Ron Wysaske is President and Chief Operating Officer of the Bank. Prior to February 2004, Mr. Wysaske served as Executive Vice President, Treasurer and Chief Financial Officer of the Bank from 1981 to 2004 and of the Company at inception in 1997. He joined the Bank in 1976. Mr. Wysaske is responsible for daily operations and management of the Bank. He holds an M.B.A. from Washington State University and is active in numerous professional and civic organizations.

David A. Dahlstrom, Executive Vice President and Chief Credit Officer, was hired in May 2002. He is responsible for all Riverview lending divisions related to its commercial, mortgage and consumer loan activities. Prior to joining Riverview, Mr. Dahlstrom spent 14 years with First Interstate and progressed through a number of management positions, including serving as Senior Vice President of the Business Banking Group in Portland. In 1999, Mr. Dahlstrom joined a regional bank as Executive Vice President/Community Banking, responsible for all branch operations and small business banking.

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

John A. Karas, Senior Vice President of the Bank, also serves as Chairman of the Board, President and CEO of our subsidiary, Riverview Asset Management Corp. Mr. Karas came to Riverview in 1999 with over 20 years of trust experience. He is familiar with all phases of the trust business and his experience includes trust administration, trust legal council, investments and real estate. Mr. Karas received his B.A. from Willamette University and his Juris Doctor degree from Lewis & Clark Law School's Northwestern School of Law. He is a member of the Oregon, Multnomah County and American Bar Associations and a Certified Trust and Financial Advisor. Mr. Karas is also active in numerous civic organizations.

James D. Baldovin, Senior Vice President, was hired in January 2003 to head Riverview's Retail Banking Division. Mr. Baldovin is responsible for Riverview's retail banking presence which includes the branch banking network, customer service, marketing, and community involvement. During his 24 year banking career, he has directed sales team efforts in retail banking, small business and commercial lending. Mr. Baldovin holds a B.A. from Linfield College, is a graduate of the Pacific Coast Banking School and is active in civic organizations.

Terry Long, Senior Vice President, was hired in June 1996 and heads our Operations and IT departments. Mr. Long has more than 20 years of diversified financial institution experience. An M.B.A. graduate of Fairfield University and Linfield College alum, Mr. Long serves on the Banking Advisory Council of the America's Community Bankers National School of Banking and works with groups benefiting several high schools in Portland.

Item 2. Properties

The following table sets forth certain information relating to the Company's offices as of March 31, 2005.

Location	Year Opened	Approximate Square Footage	Deposits
Main Office:			(In millions)

900 Washington, Suite 900 Vancouver, Washington (1)	2000	16,000	$ 36.8

Branch Offices:
700 N.E. Fourth Avenue Camas, Washington (1)(2)	1975	25,000	54.9


3307 Evergreen Way Washougal, Washington (1)(2)(3)	1963	3,200	29.9

225 S.W. 2nd Street Stevenson, Washington (2)	1971	1,700	30.5

330 E. Jewett Boulevard White Salmon, Washington (2)(4)	1977	3,200	28.8

15 N.W. 13th Avenue Battle Ground, Washington (2)(5)	1979	2,900	33.6

412 South Columbus Goldendale, Washington (2)	1983	2,500	15.4

11505-K N.E. Fourth Plain Boulevard Vancouver, Washington (2)	1994	3,500	23.7

7735 N.E. Highway 99 Vancouver, Washington (1)(6)(2)	1994	4,800	26.2

1011 Washington Way Longview, Washington (6)(2)	1994	2,000	18.4

900 Washington St., Suite 100 Vancouver, Washington (1)(2)	1998	5,300	94.0

1901-E N.E. 162nd Avenue Vancouver, Washington (1)(2)	1999	3,200	14.6

800 N.E. Tenney Road, Suite D Vancouver, Washington (2)	2000	3,200	19.4

915 MacArthur Blvd. Vancouver, Washington (1)(2)(7)	2003	3,000	30.7

204 S.E. Park Plaza Dr., #109 Vancouver, Washington (1)(2)(7) Cascade Park Mortgage Center	2003	2565	-

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


The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2005, the net book value of the Company's office properties, furniture, fixtures and equipment was $8.4 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2005, there were 5,015,753 shares Company Common Stock issued and 5,015,749 outstanding, 821 stockholders of record and an estimated 1,500 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION - Federal Regulation of Savings Associations - Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.


The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. From October 22, 1993 until October 2, 1997, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2005 and 2004 fiscal years. At March 31, 2005, there were ten market makers in the Company's common stock as reported by the Nasdaq Stock Market.
Fiscal Year Ended March 31, 2005	High	Low	Cash Dividends Declared

Quarter Ended March 31, 2005	$22.48	$21.00	$0.155
Quarter Ended December 31, 2004	22.50	20.95	0.155
Quarter Ended September 30, 2004	21.65	19.85	0.155
Quarter Ended June 30, 2004	21.00	19.49	0.155
Fiscal Year Ended March 31, 2004	High	Low	Cash Dividends Declared

Quarter Ended March 31, 2004	$21.43	$19.35	$0.140
Quarter Ended December 31, 2003	21.74	19.09	0.140
Quarter Ended September 30, 2003	20.50	18.08	0.140
Quarter Ended June 30, 2003	18.30	16.30	0.140

Stock Repurchase

The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well, as market conditions in general. The following table reflects activity for the three months ended March 31, 2005.

                                                               Common Stock Repurchased
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Maximum Number of shares that May Yet Be Purchased Under the Program (2)
December 31, 2004 - January 1, 2005
February 1, 2005 - February 28, 2005	-	-	-
March 1, 2005 - March 31, 2005
Balance at March 31, 2005	-	-	133,204

(1)    In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares, of its outstanding common stock. This program expires when all shares under the plan have been repurchased.

Securities for Equity Compensation Plans

Please refer to item 12 for a listing of securities authorized for issuance under equity compensation plans.


Item 6. Selected Financial Data

The following tables set forth certain information concerning the consolidated financial position and results of operations of the Company at the dates and for the periods indicated.
	At March 31,
	2005	2004	2003	2002	2001
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$572,571	$520,487	$419,904	$392,101	$431,996
Loans receivable, net (1)	429,959	381,534	301,811	288,530	296,861
Mortgage-backed securities held to maturity, at amortized cost	2,343	2,517	3,301	4,386	6,405
Mortgage-backed securities available for sale, at fair value	11,619	10,607	13,069	36,999	43,139
Cash and interest-bearing deposits	61,719	47,907	60,858	22,492	38,935
Investment securities held to maturity, at amortized cost	-	-	-	-	861
Investment securities available for sale, at fair value	22,945	32,883	20,426	18,275	25,561
Deposit accounts	456,878	409,115	320,742	259,690	295,523
FHLB advances	40,000	40,000	40,000	74,500	79,500
Shareholders' equity	69,522	65,182	54,511	53,677	52,721

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
OPERATING DATA:
Interest income	$29,968	$27,584	$26,461	$29,840	$31,343
Interest expense	7,395	6,627	8,417	14,318	16,288
Net interest income	22,573	20,957	18,044	15,522	15,055
Provision for loan losses	410	210	727	1,116	949
Net interest income after provision for loan losses	22,163	20,747	17,317	14,406	14,106
Gains (losses) from sale of loans, securities and real estate owned	(672)	1,003	(531)	1,964	129
Gain on sale of land and fixed assets	830	3	-	4	540
Other non-interest income	6,348	5,583	4,469	4,583	3,293
Non-interest expenses	19,104	17,572	14,908	13,953	12,867
Income before federal income taxes	9,565	9,764	6,347	7,004	5,201
Provision for federal income taxes	3,036	3,210	1,988	2,136	1,644
Net income	$6,529	$ 6,554	$4,359	$4,868	$ 3,557

(1) Includes loans held for sale


	At March 31,
	2005	2004	2003	2002	2001
OTHER DATA:
Number of:
Real estate loans outstanding	3,037	3,141	2,904	2,176	2,510
Deposit accounts	29,341	27,209	25,752	26,625	26,068
Full service offices	13	13	12	12	12

	At or For the Year Ended March 31,
	2005	2004	2003	2002	2001
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	1.24%	1.35%	1.07%	1.16%	0.94%
Return on average equity	9.56	10.60	7.99	9.01	7.04
Dividend payout ratio (1)	45.59	39.72	50.00	41.51	51.94
Interest rate spread	4.38	4.42	4.28	3.29	3.37
Net interest margin	4.74	4.76	4.83	4.04	4.27
Non-interest expense to average assets	3.62	3.61	3.66	3.34	3.41
Efficiency ratio (2)	65.70	63.79	67.82	63.21	67.66
Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	123.45	122.53	124.62	120.49	119.75
Allowance for loan losses to total net loans at end of period	1.01	1.16	0.90	0.87	0.64
Net charge-offs to average outstanding loans during the period	0.13	0.31	0.12	0.14	0.14
Ratio of nonperforming assets to total assets	0.13	0.39	0.18	0.61	0.24
Capital Ratios:
Average equity to average assets	12.92	12.72	13.39	12.93	13.41
Equity to assets at end of fiscal year	12.14	12.52	12.98	13.69	12.20

(1)Dividends per share divided by net income per share
(2)Non-interest expense divided by the sum of net interest income and non-interest income


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K.

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this Form 10-K contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate value and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statement that may be made on behalf of the Company.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of the mortgage servicing rights ("MSR's") and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies and Note 9, "Mortgage Servicing Rights" provides details used in valuing the Company's MSR's and the effect of changes to certain assumptions. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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


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

The Company's underlying principle in determining whether impairment is other-than-temporary is an impairment shall be deemed other-than-temporary unless positive evidence indicating that an investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is


generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company's intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is solely attributable to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

Operating Strategy

In the fiscal year ended March 31, 1998, the Company began to implement a growth strategy to broaden its products and services from those of a traditional thrift to those more closely related to commercial banking. The growth strategy included four elements: geographic and product expansion, loan portfolio diversification, development of relationship banking and maintenance of asset quality.

Since the end of fiscal 1998, the Company has added three branches including the branch in downtown Vancouver. In addition, the July 2003 acquisition of Today's Bancorp, Inc. added one branch and a lending center. The Washougal branch was relocated to a new facility, and the Stevenson, White Salmon and Goldendale branches were remodeled. The number of automated teller machines increased from six to 17 so that each branch location now is serviced by at least one automated teller machine.

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

Fiscal 2005 marked the 82nd anniversary since the Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending, however, the Company began diversifying its loan portfolio through the expansion of commercial loans in 1998. In fiscal 2000, the Company had four experienced commercial lenders and currently there are seven commercial lenders who are expanding the commercial lending services available to the Company's customers. In fiscal 2000, commercial loans including commercial real estate as a percentage of the loan portfolio were 21.59%, which has increased to 64.72% of total loans at the end of fiscal year 2005. Commercial lending including commercial real estate has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio profitability.

The Company's relationship banking has been enhanced by the 1998 addition of Riverview Asset Management Corp, a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers. Development of relationship banking has been the key to the Company's growth. The fair market value of assets under management has increased from $134.7 million at March 31, 2004, to $174.8 million at March 31, 2005.

Net Interest Income

The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains and losses on sales of interest-earning assets, bank owned life insurance income and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general


economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Comparison of Financial Condition at March 31, 2005 and 2004

At March 31, 2005, the Company had total assets of $572.6 million compared with $520.5 million at March 31, 2004. The increase in total assets was primarily as a result of the increase in loans outstanding. Cash, including interest-earning accounts, totaled $61.7 million at March 31, 2005, compared to $47.9 million at March 31, 2004, as a result of the Company's increase in total deposits.

Loans receivable, net, were $429.4 million at March 31, 2005, compared to $381.1 million at March 31, 2004, a 12.7% increase. The increases in commercial real estate, commercial construction, land, and consumer loans were partially offset by decreases in one- to four- family residential, multi-family, construction one- to four- family, and multi-family construction loans. Decreases in one- to four- family residential loans reflect managements decision to sell fixed interest rate mortgages and retain adjustable rate interest rate mortgages in the loan portfolio. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term fixed interest rate products. It also provides additional funds for new loans and provides a means for the diversification of the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

Investment securities available-for-sale was $22.9 million at March 31, 2005, compared to $32.9 million at March 31, 2004. The decrease reflects pay downs of $3.7 million and the fiscal year 2005 third quarter impairment write down on Freddie Mac and Fannie Mae of $1.3 million and the subsequent sale of these securities during the fourth quarter with outstanding balances of $11.4 million. During the first and fourth quarter of fiscal year 2005 $6.4 million of agencies bonds were purchased by the Company.

Mortgage-backed securities held-to-maturity was $2.3 million at March 31, 2005, compared to $2.5 million at March 31, 2004. The $200,000 decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $11.6 million at March 31, 2005, compared to $10.6 million at March 31, 2004. The $1.0 million decrease was a result of pay downs.

Deposit accounts totaled $456.9 million at March 31, 2005 compared to $409.1 million at March 31, 2004. The increase in deposits is primarily a result of the increases in certificates of deposit and non-interest bearing account balances. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 10.3% to $243.2 million at March 31, 2005, compared to $220.1 million at March 31, 2004. Transaction accounts represented 58.8% and 57.9% of average total outstanding balance of deposits at March 31, 2005 and March 31, 2004, respectively.

FHLB advances were $40.0 million at March 31, 2005 and 2004. During the current year the Company borrowed and repaid overnight borrowings that totaled $15.1 million.

Shareholders' equity increased $4.3 million to $69.5 million at March 31, 2005 from $65.2 million at March 31, 2004. The increase was primarily the result of $6.2 million total comprehensive income, $520,000 earned ESOP shares and $595,000 exercise of stock options, offset by $3.0 million of cash dividends paid to shareholders.


Comparison of Operating Results for the Years Ended March 31, 2005 and 2004

Net Income. Net income was $6.5 million, or $1.33 per diluted share for the year ended March 31, 2005, compared to $6.6 million, or $1.39 per diluted share for the year ended March 31, 2004.

Net Interest Income. Net interest income for fiscal year 2005 was $22.6 million, representing a $1.6 million, or a 7.7% increase, from $21.0 million in fiscal year 2004. This improvement reflected an 8.11% increase in the average balance of interest earning assets (primarily as a result of increases in the average balance of mortgage and non mortgage loans, mortgage-backed securities and investment securities, partially offset by a decrease in the average balance of daily interest bearing assets) to $479.5 million, which was offset by a 7.3% increase in the average balance of interest-bearing liabilities (an increase in all deposit categories and a $274,000 increase in FHLB borrowings) to $388.4 million. The ratio of average interest earning assets to average interest bearing liabilities increased to 123.45% in fiscal 2005 from 122.5% in fiscal 2004 which indicates that the interest-earning asset growth is being funded less by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income was $30.0 million for the fiscal year ended March 31, 2005 compared to $27.6 million, for the fiscal year ended 2004. Average interest-bearing assets increased $36.0 million to $479.5 million for fiscal 2005 from $443.5 million for fiscal 2004. The yield on interest-earning assets was 6.28% for fiscal year 2005 compared to 6.25% for fiscal 2004. The increased yield is the primarily the result of the higher yields on investment securities and daily interest earning assets that reflect the increases in interest rates that occurred during fiscal year 2005. The increased interest income is the result of the increase in the average balance of interest earning assets and the increase in the yield on interest earning assets.

Interest Expense. Interest expense for the year ended March 31, 2005 totaled $7.4 million, an $800,000 increase from $6.6 million for the year ended March 31, 2004. The increase in interest expense is the result of higher rates of interest that occurred during fiscal years 2004 and 2005. The weighted average interest rate of total deposits increased from 1.44% for the year ended March 31, 2004 to 1.55% for the year ended March 31, 2005. The weighted average interest rate of FHLB borrowings increased from 4.96% for the year ended March 31, 2004 to 5.00% for the year ended March 31, 2005. The level of liquidity in fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held FHLB borrowings at $40.0 million.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2005 was $410,000 compared to $210,000 for the year ended March 31, 2004. The provision for loan losses increased during the year ended March 31, 2005 as net charge-offs decreased to $496,000 from $1.1 million in fiscal year 2004. Net charge-offs to average net loans was 0.13% for fiscal year 2005 as compared to 0.31% for prior year. Non-accrual loans continued to decrease from $1.3 million at March 31, 2004 to $456,000 at March 31, 2005. The allowance for loan losses was $4.4 million at March 31, 2005 compared to $4.5 million at March 31, 2004. The ratio of allowance for loan losses to total net loans was 1.01% at March 31, 2005 compared to 1.16% at March 31, 2004. The quality of the loan portfolio continues to increase as the criticized classified loan balances have decreased by $1.7 million and non-accrual loans decreased by $845,000 at March 31, 2005 compared to March 31, 2004. The mix of the loan portfolio reflected an increase in the balances of commercial real estate loans, and construction, and consumer loans at March 31, 2005 as compared to balances at March 31, 2004. The loan loss rates for consumer and construction-other loans were increased by 0.25 basis points, speculative construction and multi-family loans were increased by 0.125 basis points, land and lots loans were increased by 0.50 basis points and commercial real estate loans were decreased by 0.25 basis points during fiscal year 2005 in order to reflect the risk of loss. Management considered the allowance for loan losses at March 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

The Company establishes a general reserve for loan losses through a periodic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. The provisions for loan losses are based on management's estimate of net realizable value or fair value of the collateral, as applicable, and the Company's actual loss experience, and standards applied by the OTS and the FDIC. The Company regularly reviews its loan portfolio, including non-performing loans, to determine whether any loans require classification or


the establishment of appropriate reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to provide additions to the allowance for loan losses based upon judgments different from those of management. The allowance for loan losses is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This detailed analysis includes techniques to estimate the fair value of the loan collateral and the existence of potential alternative sources of repayment. Assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events, and thus there can be no assurance those additional provisions for credit losses will not be required in future periods. Although management uses the best information available, future adjustments to the allowance may be necessary as a result of economic, operating, regulatory and other conditions that may be beyond the Company's control. Any increase or decrease in the provision for loan losses may have a corresponding negative or positive effect on the Company's net income.

Non-Interest Income. Non-interest income decreased $83,000, or 1.3%, to $6.5 million for the year ended March 31, 2005 from $6.6 million for the same period in 2004. Excluding the $1.2 million net impairment charge of investment securities and subsequent gain on sale, non-interest income increased $1.1 million or 16.7% for the year ended March 31, 2005 when compared to the prior year. The decrease in loan servicing income for fiscal year 2005 reflects the $177,000 decrease in servicing amortization as the servicing portfolio has decreased. It also reflects a $22,000 increase in market valuation of mortgage servicing right compared to the $307,000 increase in market valuation of mortgage servicing rights in fiscal 2004. For the year ended March 31, 2005, fees and service charges increased $264,000, or 6.1%, when compared to the year ended March 31, 2004. The $264,000 increase in fees and service charges is primarily a result of the $240,000, or 18.1%, growth in mortgage broker fees and a $46,000 increase in fees from deposit services in fiscal year 2005 as compared to fiscal year 2004. The increase in the number of mortgage brokers from nine to ten in fiscal year 2005 combined with the mortgage interest rates experienced in fiscal 2005 increased the volume of mortgage refinance activity as compared to the mortgage refinance activity in fiscal 2004. The increased mortgage refinance activity resulted in increased mortgage broker activity. The reduced gains on sale of loans held for sale reflected the mortgage broker activity having a higher proportion of brokered loans versus portfolio loans. Mortgage brokered loan production increased from $183.0 million in 2004 to $194.4 million in 2005. Mortgage broker fees (included in fees and service charges) totaled $1.6 million for the year ended March 31, 2005 compared to $1.3 million for the previous year. Mortgage broker commission compensation expense was $1.0 million for the fiscal ended March 31, 2005 compared to $976,000 for the fiscal ended March 31, 2004. Asset management services income was $1.1 million for the fiscal year 2005 compared to $906,000 for the fiscal year 2004. Riverview Asset Management Corp. had $174.8 million in total assets under management at March 31, 2005 compared to $134.7 million at March 31, 2004. In first quarter of fiscal year 2005 the Camas branch and operations center was sold and leased back resulting in a gain of $828,000.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 8.7%, to $19.1 million for fiscal year 2005 compared to $17.6 million for fiscal year 2004. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization, lower of cost or market adjustments and securities impairment charge). The Company's efficiency ratio excluding intangible asset amortization, lower cost or market adjustments and securities impairment charge was 64.46% in fiscal 2005 compared to 61.84% in fiscal 2004.

The principle component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2005, salaries and employee benefits, which includes mortgage broker commission compensation, was $10.8 million, an 8.71% increase over the prior year total of $9.9 million. Salaries also increased as the number of full-time equivalent employees increased to 197 at March 31, 2005 from 186 at March 31, 2004, which was primarily the result of the expansion related to increased staffing in branches and operations.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposit accounts created an $820,000 core deposit intangibles ("CDI"), representing the excess of cost over fair market of the acquired deposits.


The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $138,000 for fiscal 2005, compared to $103,000 for fiscal 2004.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 (see Item 2. Properties), and the related acquisition of $42.0 million in customer deposits created a $3.2 million core deposit intangible asset, representing the excess of fair value of deposits over the acquired cost. CDI was $42,000 at March 31, 2005 and was fully amortized during the fiscal year 2005. The amortization expense of CDI was $327,000 for the fiscal year 2004.

Provision for Federal Income Taxes. The provision for federal income taxes was $3.0 million for the year ended March 31, 2005 compared to $3.2 million for the year ended March 31, 2004. The primary reason the tax provision is lower in the current year compared to the prior year is a result of the tax treatment of an increase in the cash surrender value of bank owned life insurance. The effective tax rate for fiscal year 2005 was 31.7% compared to 32.8% for fiscal 2004. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's federal income taxes.

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

Net Interest Income. Net interest income for fiscal year 2004 was $21.0 million, representing a $3.0 million, or a 16.7% increase, from $18.0 million in fiscal year 2003. This improvement reflected a 16.7% increase in the average balance of interest earning assets (primarily as a result of increases in the average balance of non mortgage loans, investment securities and daily interest bearing assets, partially offset by a decrease in the average balance of mortgage loans and mortgage-backed securities) to $443.5 million, which was offset by a 18.7% increase in the average balance of interest-bearing liabilities (a increase in all deposit categories and a decrease in FHLB borrowings) to $362.0 million. The ratio of average interest earning assets to average interest bearing liabilities decreased to 122.5% in fiscal 2004 from 124.6% in fiscal 2003 which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income was $27.6 million for the fiscal year ended March 31, 2004 compared to $26.5 million for the fiscal year ended March 31, 2003. Average interest-bearing assets increased $63.6 million to $443.5 million for fiscal 2004 from $379.9 million for fiscal 2003. The yield on interest-earning assets was 6.25% for fiscal year 2004 compared to 7.04% for fiscal 2003. The decreased yield is the primarily the result of the lower yields on loans that reflect decreases in the Federal Reserve Board discount rates that occurred during fiscal years 2003 and 2004.

Interest Expense. Interest expense for the year ended March 31, 2004 totaled $6.6 million, a $1.8 million decrease from $8.4 million for the year ended March 31, 2003. The decrease in interest expense is the result of lower rates of interest paid on deposits and FHLB borrowings as a result of decreases in the Federal Reserve Board discount rates that occurred during fiscal years 2003 and 2004. The weighted average interest rate of total deposits decreased from 2.18% for the year ended March 31, 2003 to 1.44% for the year ended March 31, 2004. The weighted average interest rate of FHLB borrowings decreased from 5.53% for the year ended March 31, 2003 to 4.96% for the year ended March 31, 2004. The level of liquidity in fiscal year 2004 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and held FHLB borrowings at $40.0 million.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 2004 was $210,000 compared to $727,000 for the year ended March 31, 2003. The provision for loan losses for the year ended March 31, 2004 was less than the $1.1 million net charge-offs for the year. The allowance for loan losses increased $1.7 million to $4.5 million at March 31, 2004 from $2.7 million at March 31, 2003. The ratio of allowance for loan losses to total net loans increased to 1.16% compared to 0.90% at March 31, 2003. Net charge-offs to average net


loans for fiscal 2004 increased to 0.31% from 0.12% for fiscal 2003. The increase in the balance of the allowance for loan losses at March 31, 2004 reflects the acquisition of Today's Bancorp, the proportionate increase in loan balances, the change in mix of loan balances, the increase in substandard assets and a change in loss rate when compared to March 31, 2003. The acquisition of Today's Bancorp added $2.6 million to the allowance for loan losses and approximately $900,000 of the charge-offs was related to loans acquired in the acquisition. The mix of the loan portfolio showed an increase in the balances of commercial, commercial real estate loans, and construction, and consumer loans at March 31, 2004 as compared to balances at March 31, 2003. Substandard assets increased by $3.0 million to $5.7 million at March 31, 2004 compared to $2.7 million at March 31, 2003. The balance of substandard asset of $5.7 million at March 31, 2004 is a decrease of $5.2 million from the $10.9 million balance of substandard assets after the acquisition of Today's Bancorp. The loss rate for other mention loans was increased from 1.5% at March 31, 2003 to 4.0% at March 31, 2004 in order to reflect the risk of loss. Management considered the allowance for loan losses at March 31, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio

Non-Interest Income. Non-interest income increased $2.7 million, or 67.3%, to $6.6 million for the year ended March 31, 2004 compared to $3.9 million for the same period in 2003. Excluding the fiscal 2003 $2.1 million pretax loss on sale of securities and other-than-temporary impairment on equity investments, non-interest income increased $513,000, or 8.4%, for the year ended March 31, 2004 when compared to the prior year. The increase was primarily attributable to the loan servicing income of $158,000 for fiscal year 2004 compared to a loss of $619,000 for fiscal year 2003. The increase in loan servicing income for fiscal year 2004 reflects the $307,000 increase in market valuation of mortgage servicing rights in fiscal 2004 as compared to the $320,000 write-down of mortgage servicing rights in fiscal 2003. For the year ended March 31, 2004, fees and service charges increased $61,000 or 1.4% when compared to the year ended March 31, 2003. The $61,000 increase in fees and service charges is primarily a result of the $275,000, or 10.1%, growth in fee income from deposit services that was offset by the $214,000 decrease in mortgage broker fees in fiscal year 2004 as compared to fiscal year 2003. The rise in mortgage rates experienced in fiscal 2004 reduced the volume of mortgage refinance activity as compared to the mortgage finance activity in fiscal 2003. The reduced mortgage refinance activity resulted in reduced mortgage broker activity and reduced gains on sale of loans held for sale. Mortgage brokered loan production decreased from $200.3 million in 2003 to $183.0 million in 2004. Mortgage broker fees (included in fees and service charges) totaled $1.3 million for the year ended March 31, 2004 compared to $1.5 million for the previous year. Mortgage broker commission compensation expense was $976,000 for the fiscal ended March 31, 2004 compared to $1.1 million for the fiscal ended March 31, 2003. Asset management services income was $906,000 for the fiscal year 2004 compared to $742,000 for the fiscal year 2003. Riverview Asset Management Corp. had $134.7 million in total assets under management at March 31, 2004 compared to $114.8 million at March 31, 2003. In fiscal year 2004, the Bank purchased $12.0 million of bank owned life insurance that increased non-interest income by $121,000.

Non-Interest Expense. Non-interest expense increased $2.7 million, or 17.9%, to $17.6 million for fiscal year 2004 compared to $14.9 million for fiscal year 2003. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 61.84% in fiscal 2004 compared to 63.57% in fiscal 2003.

Merger related expenses that were non-capitalizable were not material to the Company in fiscal year 2004. The principal component of the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2004, salaries and employee benefits, which includes mortgage broker commission compensation, was $9.9 million, or an 18.0% increase over the prior year total of $8.4 million. Full-time equivalent employees increased to 186 at March 31, 2004 from 157 at March 31, 2003. The primary reason for the increase was the expansion of lending and branch locations and the related staffing resulting from the acquisition of Today's Bancorp. This expansion also contributed to increase expense in occupancy, depreciation, data processing, telecommunication and other expense.

Provision for Federal Income Taxes. The provision for federal income taxes increase to $3.2 million for the year ended March 31, 2004 from $2.0 million for the year ended March 31, 2003 as a result of higher income before taxes in 2004. The effective tax rate for fiscal year 2004 was 32.8% compared to 31.3% for fiscal 2003. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for a further discussion of the Company's federal income taxes.


	Year Ended March 31,
	2005			2004			2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$307,750	$22,345	7.26%	$274,763	$20,471	7.45%	$245,231	$19,397	7.91%
Non-mortgage loans	89,050	5,419	6.09	82,126	5,163	6.29	57,509	4,273	7.43
Total net loans (1)	396,800	27,764	7.00	356,889	25,634	7.18	302,740	23,670	7.82

Mortgage-backed securities (2)	15,616	634	4.06	13,170	613	4.65	28,615	1,241	4.34
Investment securities (2)	30,021	1,055	3.51	28,283	889	3.14	20,914	1,204	5.76
Daily interest-bearing assets	30,987	565	1.82	39,334	372	0.95	22,190	319	1.44
Other earning assets	6,088	110	1.81	5,849	231	3.95	5,440	329	6.05
Total interest-earning assets	479,512	30,128	6.28	443,525	27,739	6.25	379,899	26,763	7.04
Non-interest-earning assets:
Office properties and equipment, net	8,778			10,165			10,060
Other non-interest- earning assets	40,038			32,400			17,809
Total assets	$528,328			$486,090			$407,768

Interest-bearing liabilities:
Regular savings accounts	$ 32,420	178	0.55	$ 27,534	163	0.59	$ 22,861	182	0.80
NOW accounts	102,736	923	0.90	97,017	836	0.86	64,916	960	1.48
Money market accounts	75,063	901	1.20	65,176	582	0.89	54,514	692	1.27
Certificates of deposit	137,933	3,378	2.45	132,257	3,062	2.32	109,380	3,642	3.33
Total deposits	348,152	5,380	1.55	321,984	4,643	1.44	251,671	5,476	2.18

Other interest- bearing liabilities	40,274	2,015	5.00	40,000	1,984	4.96	53,174	2,941	5.53
Total interest- bearing liabilities	388,426	7,395	1.90	361,984	6,627	1.83	304,845	8,417	2.76

Non-interest-bearing liabilities:
Non-interest- bearing deposits	65,415			57,899			45,109
Other liabilities	6,202			4,390			3,246
Total liabilities	460,043			424,273			353,200
Shareholders' equity	68,285			61,817			54,568
Total liabilities and shareholders' equity	$528,328			$486,090			$407,768
Net interest income		$22,733			$21,112			$18,346
Interest rate spread			4.38%			4.42%			4.28%
Net interest margin			4.74%			4.76%			4.83%
Ratio of average interest- earning assets to average interest-bearing liabilities			123.45%			122.53%			124.62%
Tax Equivalent Adjustment (3)		$161			$155			$302

(1)	Includes non-accrual loans. Includes amortized loan fees of $2.5 million, $2.3 million and $2.1 million for fiscal year 2005, 2004 and 2003, respectively.

(2)	For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3)	Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The federal statutory tax rate was 34% for all years presented.


Yields Earned and Rates Paid

The following table sets forth for the periods and at the date indicated the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets on a tax equivalent basis.

	At March 31,	Year Ended March 31,
	2005	2005	2004	2003
Weighted average yield earned on:
Total net loans (1)	6.63%	6.36%	6.53%	7.13%
Mortgage-backed securities	4.27	4.06	4.65	4.34
Investment securities	4.03	3.51	3.14	5.76
All interest-earning assets (1)	6.04	5.76	5.73	6.49

Weighted average rate paid on:
Deposits	1.69	1.55	1.44	2.18
FHLB advances and other borrowings	5.05	5.00	4.96	5.53
All interest-bearing liabilities	1.96	1.90	1.83	2.76

Interest rate spread (spread between weighted average rate on all interest-earning
assets and all interest-bearing liabilities)(1)	4.08	3.86	3.90	3.73

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)(1)	4.57	4.22	4.23	4.28

(1)Weighted average yield on total net loans excludes deferred loan fees.

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
	Year Ended March 31,
	2005 vs 2004			2004 vs 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$ 2,406	$ (532)	$ 1,874	$ 2,244	$ (1,170)	$ 1,074
Non-mortgage loans	425	(169)	256	1,622	(732)	890
Mortgage-backed securities	105	(84)	21	(713)	85	(628)
Investment securities (1)	57	109	166	340	(655)	(315)
Daily interest-bearing	(93)	286	193	188	(135)	53
Other earning assets	9	(130)	(121)	23	(121)	(98)
Total interest income	2,909	(520)	2,389	3,704	(2,728)	976

Interest Expense:
Regular savings accounts	28	(13)	15	33	(52)	(19)
NOW accounts	50	37	87	368	(492)	(124)
Money market accounts	97	222	319	119	(229)	(110)
Certificates of deposit	134	182	316	668	(1,248)	(580)
Other interest-bearing liabilities	15	16	31	(675)	(282)	(957)
Total interest expense	324	444	768	513	(2,303)	(1,790)
Net interest income (1)	$ 2,585	$ (964)	$ 1,621	$ 3,191	$ (425)	$ 2,766

(1) Taxable equivalent

Asset and Liability Management

The Company's principle financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to four- family mortgage loans with terms of more than 15 years. However, the Company may originate fixed rate loans for investment when funded with long-term funds to mitigate interest rate risk. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans or purchase of adjustable rate mortgage-backed securities for its portfolio; increasing commercial, consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four- family residential mortgage loans; matching asset and liability maturities; investing in short term mortgage-backed and other securities; and the origination of fixed-rate loans for sale in the


secondary market and the retention of the related loan servicing rights. This approach has remained consistent throughout the past year as the Company has experienced a change in the mix of loans, deposits and FHLB advances.

Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect the Company's earnings while decreases in interest rates may beneficially affect the Company's earnings. To reduce the potential volatility of the Company's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company actively originates ARM loans for retention in its loan portfolio. Fixed-rate mortgage loans with terms of more than 15 years generally are originated for the intended purpose of resale in the secondary mortgage market. The Company has also invested in adjustable rate mortgage-backed securities to increase the level of short-term adjustable assets. At March 31, 2005, ARM loans and adjustable rate mortgage-backed securities constituted $268.0 million, or 74.5%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. This compares to ARM loans and adjustable rate mortgage-backed securities at March 31, 2004 that totaled $217.9 million, or 62.8%, of the Company's total combined mortgage loan and mortgage-backed securities portfolio. Although the Company has sought to originate ARM loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $122.9 million at March 31, 2005, including $2.3 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $127.9 million and produced loan servicing income of $47,000 for the year ended March 31, 2005. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate consumer, commercial, construction and other loans totaled $335.0 million or 77.1% of total gross loans at March 31, 2005 as compared to $276.7 million, or 65.8%, at March 31, 2004. At March 31, 2005, the construction, commercial, consumer and other loan portfolios amounted to $54.6 million, $58.0 million, $30.6 million and $291.2 million, or 12.6%, 13.4%, 7.1% and 66.9% of total loans, net of deferred fees, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2005, the combined portfolio carried at $36.9 million had an average term to repricing or maturity of 3.08 years. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The following table provides the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2004.

		At December 31, 2004
		Net Portfolio Value			Net Portfolio Value as a
Change		Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
In Rates					NPV Ratio	Change
		(Dollars in thousands)
300	bp	$85,533	$6,123	+8%	15.39%	+105 bp
200	bp	84,456	5,046	+6%	15.20	+85 bp
100	bp	82,466	3,056	+4%	14.86	+51 bp
0	bp	79,410	-	-	14.34	-
(100)	bp	75,564	(3,846)	(5)%	13.69	(65) bp
(200)	bp(1)	-	-	-	-	-
(300)	bp(1)	-	-	-	-	-

(1) No information is provided because the three-month treasury bill was 2.18% at December 31, 2004.

For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2004 would increasillion, or 4%, at that date. At December 31, 2003, an instantaneous 100 basis point increase in market interest rates would have increased the Company's NPV by approximately $749,000, or 1%, at that date. The $4.7 million increase in the NPV to $82,466 at December 31, 2004 is the result of the impact of more adjustable loan balances in the loan portfolio at December 31, 2004 as compared to December 31, 2003.

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

Liquidity and Capital Resources

The Company's primary source of cash flows is its operations as a lender, which generate interest income on loans. This is supplemented by fee income, service charges, and interest on investment securities, and reduced by payment of interest expense and non-interest expenses. After payment of expenses, the Company has significant positive cash flow from operating activities. The Company's investing activities typically use cash, primarily for loan originations. For the year ended March 31, 2005, additional cash flows were provided by the Company's financing activities as a result of a significant increase in deposit accounts.

The Company's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, cash totaled $61.7 million, or 10.8%, of total assets. The Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2005, the Bank had $40.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $169.5 million, limited to available collateral.


Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2005, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 15.84%.

The Company's primary investing activity is the origination of loans. During the years ended March 31, 2005, 2004 and 2003, the Company originated $434.4 million, $375.8 million and $298.4 million of loans held for investment and loans held for sale, respectively. At March 31, 2005, the Company had outstanding mortgage loan commitments of $7.0 million and undisbursed balance of mortgage loans closed of $37.4 million. Consumer loan commitments totaled $814,000 and unused lines of consumer credit totaled $20.2 million at March 31, 2005. Commercial real estate loan commitments totaled $11.4 million and undisbursed balance of commercial real estate loans closed was $21.5 million at March 31, 2005. Commercial loan commitments totaled $200,000 and unused commercial lines of credit totaled $36.0 million at March 31, 2005. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2005 totaled $77.1 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

At March 31, 2005, scheduled maturities of certificates of deposit, FHLB advances, commitments to originate loans, undisbursed loan funds, unused lines of credit, standby letters of credit and future operating minimum lease commitments were as follows:
	Within 1 year	1-3 Years	4-5 Years	Over 5 Years	Total Balance
(In thousands)
Certificates of deposit	$ 77,058	$39,106	$28,233	$ 4,909	$149,306
FHLB advances	15,000	25,000	-	-	40,000
Commitments to originate loans
Adjustable	16,603	-	-	-	16,603
Fixed	2,929	-	-	-	2,929
Undisbursed loan funds, unused lines of credit and standby letters of credit	108,964	6,555	-	-	115,519
Operating leases	990	1,772	1,664	1,737	6,163
Total other contractual obligations	$221,544	$72,433	$29,897	$ 6,646	$330,520

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

The increase in interest rates during the fiscal year 2005 has created an interest rate environment that caused the demand for fixed rate single family loans and repayment of existing single family mortgage loans and mortgage-backed securities to be less than in the prior year. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The decrease in the cash flows from operating activities of loans sold to $22.9 million for the fiscal 2005 compared to $51.7 million for fiscal 2004 reflects this strategy under the changing interest rate environment.

The Bank has experienced growth in deposit accounts that is attributable to organic growth. The information contained in "Item 1, Business - Deposit Activities and Other Sources of Funds -- Deposit Flow" reflects this net increase in cash flows from deposits of $47.8 million for fiscal 2005 as compared to an $88.4 million increase in net cash flows for the same period in the prior year. The higher interest rate certificates of deposit have been allowed to runoff.


Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB and Pacific Coast Banker's Bank borrowings. At March 31, 2005 advances from FHLB totaled $40.0 million and the Bank had additional borrowing capacity available of $129.5 million from the FHLB, subject to collateral limitations. At March 31, 2005 the Bank's available borrowing line subject to collateral limitations was $21.3 million. The Bank has a $10.0 million fed funds line with Pacific Coast Banker's Bank at March 31, 2005.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2005, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.54%, 9.54% and 12.37%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

New Accounting Pronouncements

For a discussion of new accounting pronouncement and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statement included in Item 8 of this Form 10-K.

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

Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to four- family mortgage loans with terms of more than 15 years. Interest rates on residential one- to four- family mortgage loan applications are typically locked during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with the FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to the FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as NOW accounts, money market


accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will usually be of longer term. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2005. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.
	Average Rate	Within One Year	One Year to 3 Years	After 3 Years to 5 Years	After 5 Years to 10 Years	Beyond 10 Years	Total	Fair Value
	(Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable (1)	6.63%	$234,077	$125,400	$50,997	$16,254	$7,626	$434,354	$428,878
Mortgage-backed
securities	4.27	4,660	1,086	8,216	-	-	13,962	14,021
Investments and other
interest-earning assets	3.05	55,500	9,810	1,721	-	1,415	68,446	68,446
FHLB stock	1.81	1,229	2,457	2,457	-	-	6,143	6,143

Interest-Sensitive Liabilities:

NOW accounts	0.20	13,133	26,267	26,267	-	-	65,667	65,667
High-yield checking	2.55	10,112	20,225	20,225	-	-	50,562	50,562
Non-interest checking accounts	-	15,900	31,800	31,800	-	-	79,500	79,500
Savings accounts	0.55	7,103	14,205	14,205	-	-	35,513	35,513
Money market accounts	1.44	15,266	30,532	30,532	-	-	76,330	76,330
Certificate accounts	3.13	77,058	39,106	28,233	4,840	69	149,306	148,941
FHLB advances	5.05	35,000	5,000	-	-	-	40,000	40,120

Off-Balance Sheet Items:

Commitment to extend credit	-	19,533	-	-	-	-	19,533	19,533
Unused lines of credit	-	115,174	-	-	-	-	115,174	115,174

    (1) Includes loans held for sale


Item 8. Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2005, 2004 and 2003
Independent Auditor's Reports


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the consolidated balance sheets of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Riverview Bancorp, Inc. and Subsidiary's internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Riverview Bancorp, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Riverview Bancorp, Inc.'s internal control over financial reporting.

/s/McGladrey & Pullen, LLP

Tacoma, Washington
June 10, 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Riverview Bancorp, Inc. and Subsidiary (the "Company") for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, Riverview Bancorp, Inc. and Subsidiary's results of operations and their cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche  LLP

Portland, Oregon
May 2, 2003


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Riverview Bancorp, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Riverview Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Riverview Bancorp, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Riverview Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Riverview Bancorp, Inc. and our report dated June 10, 2005 expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP

Tacoma, Washington
June 10, 2005


RIVERVIEW BANCORP, INC.

Sarbanes-Oxley 404

FY 04-05 Management's Report on Internal Controls over Financial Reporting

The management of Riverview Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2005. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2005, the Company's internal control over financial reporting met those criteria.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004
(In thousands, except share data)	2005	2004

ASSETS
Cash (including interest-earning accounts of $45,501 and $32,334)	$ 61,719	$ 47,907
Loans held for sale	510	407
Investment securities available for sale, at fair value (amortized cost of $22,993 and $32,751)	22,945	32,883
Mortgage-backed securities held to maturity, at amortized cost (fair value of $2,402 and $2,591)	2,343	2,517
Mortgage-backed securities available for sale, at fair value (amortized cost of $11,756 and $10,417)	11,619	10,607
Loans receivable (net of allowance for loan losses of $4,395 and $4,481)	429,449	381,127
Real estate owned	270	742
Prepaid expenses and other assets	1,538	1,289
Accrued interest receivable	2,151	1,786
Federal Home Loan Bank stock, at cost	6,143	6,034
Premises and equipment, net	8,391	9,735
Deferred income taxes, net	2,624	2,736
Mortgage servicing rights, net	470	624
Goodwill	9,214	9,214
Core deposit intangible, net	578	758
Bank owned life insurance	12,607	12,121
TOTAL ASSETS	$ 572,571	$ 520,487
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposit accounts	$ 456,878	$ 409,115
Accrued expenses and other liabilities	5,858	5,862
Advance payments by borrowers for taxes and insurance	313	328
Federal Home Loan Bank advances	40,000	40,000
Total liabilities	503,049	455,305
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized, issued and outstanding:
2005 - 5,015,753 issued, 5,015,749 outstanding	50	50
2004 - 4,974,979 issued, 4,974,975 outstanding
Additional paid-in capital	41,112	40,187
Retained earnings	29,874	26,330
Unearned shares issued to employee stock ownership trust	(1,392)	(1,598)
Accumulated other comprehensive income (loss)	(122)	213
Total shareholders' equity	69,522	65,182
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 572,571	$ 520,487

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(In thousands, except share data)	2005	2004	2003

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$ 27,764	$ 25,634	$ 23,670
Interest on investment securities - taxable	521	357	89
Interest on investment securities - non taxable	174	121	111
Interest on mortgage-backed securities	634	613	1,241
Other interest and dividends	875	859	1,350
Total interest and dividend income	29,968	27,584	26,461
INTEREST EXPENSE:
Interest on deposits	5,380	4,643	5,475
Interest on borrowings	2,015	1,984	2,942
Total interest expense	7,395	6,627	8,417
Net interest income	22,573	20,957	18,044
Less provision for loan losses	410	210	727
Net interest income after provision for loan losses	22,163	20,747	17,317
NON-INTEREST INCOME:
Fees and service charges	4,588	4,324	4,263
Asset management fees	1,120	906	742
Net gain on sale of loans held for sale	513	954	1,552
Net loss sale/impairment of securities	(1,185)	-	(2,138)
Gain on sale of other real estate owned	-	49	55
Loan servicing income (expense)	47	158	(619)
Gain on sale of land and fixed assets	830	3	-
Bank owned life insurance	486	121	-
Other	107	74	83
Total non-interest income	6,506	6,589	3,938
NON-INTEREST EXPENSE:
Salaries and employee benefits	10,773	9,910	8,395
Occupancy and depreciation	2,991	2,900	2,481
Data processing	991	917	834
Amortization of core deposit intangible	180	430	327
Advertising and marketing expense	766	772	605
FDIC insurance premium	58	64	47
State and local taxes	519	426	383
Telecommunications	288	269	225
Professional fees	842	501	399
Other	1,696	1,383	1,212
Total non-interest expense	19,104	17,572	14,908
INCOME BEFORE FEDERAL INCOME TAXES	9,565	9,764	6,347
PROVISION FOR FEDERAL INCOME TAXES	3,036	3,210	1,988
NET INCOME	$ 6,529	$ 6,554	$ 4,359

Earnings per common share:
Basic	$ 1.36	$ 1.41	$ 1.00
Diluted	1.33	1.39	0.99
Weighted average number of shares outstanding:
Basic	4,816,745	4,640,485	4,365,855
Diluted	4,891,173	4,714,329	4,424,733

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Unearned Shares Issued to MRDP	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance March 31, 2002	4,704,786	$ 47	$ 35,725	$ 20,208	$ (2,010)	$ (218)	$ (75)	$ 53,677

Cash dividends ($0.50 per share)	-	-	-	(2,178)	-	-	-	(2,178)
Exercise of stock options	46,577	-	417	-	-	-	-	417
Stock repurchased and retired	(196,100)	(1)	(2,881)	-	-	-	-	(2,882)
Earned ESOP shares	-	-	166	-	206	-	-	372
Tax benefit, stock option and MDRP	-	-	98	-	-	-	-	98
Earned MRDP shares	25,138	-	-	-	-	203	-	203
	4,580,401	46	33,525	18,030	(1,804)	(15)	(75)	49,707
Comprehensive income:
Net income	-	-	-	4,359	-	-	-	4,359
Other comprehensive income: Unrealized holding loss on securities of $966 (net of $498 tax effect) less reclassification adjustment for net losses included in net income of $1,411 (net of $727 tax effect)	-	-	-	-	-	-	445	445

Total comprehensive income	-	-	-	-	-	-	-	4,804
Balance March 31, 2003	4,580,401	46	33,525	22,389	(1,804)	(15)	370	54,511

Cash dividends ($0.56 per share)	-	-	-	(2,613)	-	-	-	(2,613)
Exercise of stock options	40,281	1	484	-	-	-	-	485
Stock repurchased and retired	(81,500)	(1)	(1,509)	-	-	-	-	(1,510)
Stock issued in connection with acquisition	430,655	4	7,343					7,347
Earned ESOP shares	-	-	271	-	206	-	-	477
Tax benefit, stock option and MDRP	-	-	73	-	-	-	-	73
Earned MRDP shares	5,138	-	-	-	-	15	-	15
	4,974,975	50	40,187	19,776	(1,598)	-	370	58,785
Comprehensive income:
Net income	-	-	-	6,554	-	-	-	6,554
Other comprehensive income: Unrealized holding loss on securities of $157 (net of $81 tax effect)	-	-	-	-	-	-	(157)	(157)

Total comprehensive income	-	-	-	-	-	-	-	6,397
Balance March 31, 2004	4,974,975	50	40,187	26,330	(1,598)	-	213	65,182

Cash dividends ($0.62 per share)	-	-	-	(2,985)	-	-	-	(2,985)
Exercise of stock options	40,774	-	536	-	-	-	-	536
Earned ESOP shares	-	-	314	-	206	-	-	520
Tax benefit, stock option	-	-	75	-	-	-	-	75
	5,015,749	50	41,112	23,345	(1,392)	-	213	63,328
Comprehensive income:
Net income	-	-	-	6,529	-	-	-	6,529
Other comprehensive income: Unrealized holding gain on securities of $1,120 (net of $577 tax effect) less classification adjustment for net losses included in net income of $785 (net of $404 tax effect)	-	-	-	-	-	-	(335)	(335)

Total comprehensive income	-	-	-	-	-	-	-	6,194
Balance March 31, 2005	5,015,749	$ 50	$ 41,112	$ 29,874	$ (1,392)	$ -	$ (122)	$ 69,522

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,529	$ 6,554	$ 4,359
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,492	2,157	2,108
Mortgage servicing rights valuation adjustment	(22)	(307)	320
Provision for loan losses	410	210	727
Provision (benefit) for deferred income taxes	285	421	(942)
Noncash expense related to ESOP	520	477	372
Noncash expense related to MRDP	-	15	203
Noncash expense related to REO donation	-	61	-
Noncash loss on impairment of securities	1,349	-	2,300
Increase (decrease) in deferred loan origination fees, net of amortization	382	759	728
Federal Home Loan Bank stock dividend	(110)	(229)	(329)
Origination of loans held for sale	(22,943)	(50,472)	(55,771)
Proceeds from sales of loans held for sale	22,919	51,700	56,311
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(1,310)	(852)	(1,718)
Income from bank owned life insurance	(486)	(121)	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets, net of acquisition	(484)	190	(463)
(Increase) decrease in accrued interest receivable	(364)	(294)	280
(Decrease) increase in accrued expenses and other liabilities, net of acquisition	(602)	521	173
Net cash provided by operating activities	7,565	10,790	8,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(411,476)	(325,366)	(242,620)
Principal repayments/refinance on loans	363,607	329,443	227,101
Proceeds from call, maturity, or sale of investment securities available for sale	13,515	6,250	1,518
Principal repayments on investment securities available for sale	75	-	-
Purchase of investment securities available for sale	(5,014)	(12,490)	(5,000)
Purchase of mortgage-backed securities available for sale	(5,000)	(4,937)	-
Principal repayments on mortgage-backed securities available for sale	3,657	7,690	23,728
Principal repayments on mortgage-backed securities held to maturity	173	782	1,084
Purchase of premises and equipment	(561)	(307)	(33)
Acquisition, net of cash received	-	7,206	-
Additions to real estate owned	(621)	(546)	-
Purchase of bank owned life insurance	-	(12,000)	-
Proceeds from sale of real estate owned and premises and equipment	2,513	749	1,915
Net cash provided by (used in) investing activities	(39,132)	(3,526)	7,693

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	47,763	(16,740)	61,052
Dividends paid	(2,904)	(2,490)	(2,126)
Repurchase of common stock	-	(1,510)	(2,882)
Proceeds from Federal Home Loan Bank advances	-	-	5,000
Repayment of Federal Home Loan Bank advances	-	-	(39,500)
Net (decrease) increase in advance payments by borrowers	(16)	40	54
Proceeds from exercise of stock options	536	485	417
Net cash provided by (used in) by financing activities	45,379	(20,215)	22,015

NET INCREASE (DECREASE) IN CASH	13,812	(12,951)	38,366
CASH, BEGINNING OF YEAR	47,907	60,858	22,492
CASH, END OF YEAR	$ 61,719	$ 47,907	$ 60,858
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$ 7,418	$ 6,741	$ 8,666
Income taxes	2,675	3,070	2,912

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$ 304	$ 340	$ 1,527
Loans to finance the sale of real estate owned	578	-	-
Receivable due to sale & leaseback of branch	2,391
Dividends declared and accrued in other liabilities	749	668	545
Fair value adjustment to securities available for sale	(507)	(238)	674
Income tax effect related to fair value adjustment	172	81	(229)
Common stock issued upon business combination	-	7,347	-

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

Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity where the Company has the ability and positive intent to hold them to maturity. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity or available for sale due to fluctuations in fair value are recognized when it is determined that an-other-than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of related deferred tax effect, are reported as net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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


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

Federal Home Bank Loan Bank Stock - The Bank, as a member of Federal Home Loan Bank ("FHLB"), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

Allowance for Unfunded Loan Commitments - The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against non-interest expense.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings. Depreciation is generally computed on the straight-line method over the estimated useful lives as follows:


Buildings and improvements	3 to 40 years
Furniture and equipment	3 to 20 years
Leasehold improvements	15 to 25 years

The assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

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

The Company records its originated mortgage servicing rights at fair values in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSR's and the loans (without the MSR's) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio. The Company is amortizing the MSR's assets, which totaled $470,000 and $624,000 at March 31, 2005 and 2004, respectively, over the period of estimated net servicing income.

The MSR's are periodically reviewed for impairment based on their fair value. The fair value of the MSR's, for the purposes of impairment, is measured using a discounted cash flow analysis based on market adjusted discount rates, anticipated prepayment speeds, mortgage loan term and coupon rate. Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield. Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income (expense).

Goodwill - Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. We perform an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the subsidiary is not considered impaired and no additional analysis is necessary. As of March 31, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

Core Deposit Intangible - The core deposit intangible is being amortized to non-interest expense using a straight line method and an accelerated method (based on expected attrition and cash flows of core deposit accounts purchased) over ten years. The straight line method of amortization is used for a 1995 acquisition and the accelerated method of amortization is being used for subsequent acquisitions.

Advertising and Marketing Expense - Costs incurred for advertising, merchandising, market research, community investment, travel and business development are classified as marketing expense and are expensed as incurred.

Income Taxes - Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's


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

Trust Assets - Assets held by Riverview Asset Management Corp. in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $174.8 million and $134.7 million were held in trust as of March 31, 2005 and 2004, respectively.

Earnings Per Share - The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company's stock options and the shares issued under the Company's Management Recognition and Development Plan ("MRDP").

Cash and Cash Flows - Cash includes amounts on hand, due from banks and interest-earning deposits in other banks. Cash flows from interest-earning deposits in other banks and deposits are reported net.

Stock-Based Compensation - At March 31, 2005, the Company had two stock option plans, which are described further in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends
Fiscal 2005	4.00%	10.00	29.25%	3.01%
Fiscal 2004	4.00%	10.00	31.02%	3.07%
Fiscal 2003	4.01%	5.42	31.59%	3.23%

The weighted average grant-date fair value of 2005, 2004 and 2003 awards was $5.93, $5.47 and $3.54, respectively. Only stock options are considered in this calculation and not MRDP shares. If the accounting provisions of the SFAS No. 123 had been adopted, the effect on 2005, 2004 and 2003 net income would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

	Year ended March 31,
	2005	2004	2003
Net income:
As reported	$6,529	$6,554	$4,359
Deduct: Total stock based compensation expense determined under fair value based method for all options, net of related tax benefit	96	109	180
Pro forma	6,433	6,445	4,179
Earnings per common share - basic:
As reported	$1.36	$1.41	$1.00
Pro forma	1.34	1.39	0.96
Earnings per common share - fully diluted:
As reported	$1.33	$1.39	$0.99
Pro forma	1.32	1.37	0.94


Employee Stock Ownership Plan ("ESOP") - The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the AICPA Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. Stock and cash dividends on allocated shares are recorded as a reduction of additional paid in capital and paid directly to plan participants or distributed directly to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Reclassification - Certain 2004 and 2003 amounts have been reclassified in order to conform to the 2005 presentation, with no impact on net income or shareholders' equity as previously reported.

Business segments - The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of March 31, 2005, 2004 and 2003.

Acquisitions - Acquisitions are accounted for under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values. The results of operations subsequent to the date of acquisition are included in the consolidated financial statements of the Company.

Recently Issued Accounting Pronouncements

Interest Rate Lock Derivatives

In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149.

In October 2003, the FASB decided to add a project to its agenda that would clarify how fair value should be measured for interest rate lock derivatives. No timetable has been established yet for the completion of this project. In the meantime, the Securities and Exchange Commission ("SEC") issued guidance in Staff Accounting Bulletin No. 105 ("SAB 105"). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. SAB 105 is not expected to have a material financial impact on the Company.

Statement of Financial Accounting Standards No. 123R

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which shared-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date. Management is evaluating the impact of SFAS No. 123R on the Company's financial statements. The financial effect would be an expense related to the unvested options at the date of implementation.

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans, would remain unchanged.


Statement of Financial Accounting Standards No. 153

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, required exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. The amendment eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has a commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, APB Opinion No. 29, "Accounting for Nonmonetary Transactions," required that the accounting for an exchange of a productive asset for a similar productive asset should be based on the recorded amount of the asset relinquished with no gain recognition. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginnings after June 15, 2005 and is to be applied prospectively. SFAS 153 is not expected to have a material financial impact on the Company.

Emerging Issues Task Force Issue No. 03-1

 In March of 2004, the Emerging Issues Task Force ("EITF") reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Among other investments, this guidance is applicable to debt and equity securities that are within the scope of SFAS No. 114, Accounting for Certain Investments in Debt and Equity Securities. Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs the evidence to the contrary. A company's liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company's intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 14, 2004 with the exception of paragraphs 10-20 of EITF 03-1, which will be deliberated further. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The outcome of this deliberation may accelerate the recognition of losses from declines in value on debt securities due to interest rates; however, it is not anticipated to have a significant impact on shareholders' equity as changes in market value of available-for-sale securities are already included in Accumulated Other Comprehensive Income (Loss).

Statement of Position 03-3

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such as loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for fiscal years beginning after December 15, 2004 and is to be applied prospectively. SOP 03-3 is not expected to have a material financial impact on the Company.

2.     RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended March 31, 2005 and 2004 were approximately $145,000 and $832,000, respectively.


3.     INTEREST RATE RISK MANAGEMENT

The Company is engaged principally in gathering deposits supplemented with Federal Home Loan Bank ("FHLB") advances and providing first mortgage loans to individuals and commercial enterprises, commercial loans to businesses, and consumer loans to individuals. At March 31, 2005 and 2004, the asset portfolio consisted of fixed and variable rate interest-earning assets. Those assets were funded primarily with short-term deposits and advances from the FHLB that have market interest rates that vary over time. The shorter maturity of the interest-sensitive liabilities indicates that the Company could be exposed to interest rate risk because, generally in an increasing rate environment, interest-bearing liabilities will be repricing faster at higher interest rates than interest-earning assets, thereby reducing net interest income, as well as the market value of long-term assets. Management is aware of this interest rate risk and actively monitors such risk and manages it to the extent practicable.


4.     INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2005
Trust Preferred	$ 5,000	$ 31	$ -	$ 5,031
Agency securities	14,021	-	(179)	13,842
Municipal bonds	3,972	100	-	4,072
Total	$ 22,993	$ 131	$ (179)	$ 22,945

March 31, 2004
Trust Preferred	$ 5,000	$ 19	$ -	$ 5,019
Agency securities	11,000	194	-	11,194
Equity securities	12,700	-	(300)	12,400
Municipal bonds	4,051	219	-	4,270
Total	$ 32,751	$ 432	$ (300)	$ 32,883

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Agency securities	$ 11,890	$ (131)	$ 1,952	$ (48)	$ 13,842	$ (179)
Total temporarily impaired securities	$ 11,890	$ (131)	$ 1,952	$ (48)	$ 13,842	$ (179)

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

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2004 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity securities	$ 12,400	$ (300)	$ -	$ -	$ 12,400	$ (300)
Total temporarily impaired securities	$ 12,400	$ (300)	$ -	$ -	$ 12,400	$ (300)

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.


The contractual maturities of investment securities available for sale are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
March 31, 2005
Due after one year through five years	$ 15,960	$ 15,858

Due after ten years	7,033	7,087
Total	$ 22,993	$ 22,945

Investment securities with an amortized cost of $9.0 million and $16.5 million and a fair value of $8.9 million and $16.3 million at March 31, 2005 and March 31, 2004, respectively, were pledged as collateral for advances at the FHLB. Investment securities with an amortized cost of $1.1 million and $500,000 and a fair value of $1.2 million and $504,000 at March 31, 2005 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. At March 31, 2005 investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million were pledged as collateral for the discount window at the Federal Reserve Bank.

In the third quarter of fiscal 2005, the Company recognized a pre-tax other-than-temporary impairment for investments in Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and Federal National Mortgage Association ("FNMA") preferred stock that totaled $1.3 million. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss will be realized as expense on the consolidated income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary at the end of the third quarter of fiscal 2005. Accordingly, the pre-tax other-than-temporary impairment was realized in the income statement, in the amount of $699,000 for FNMA preferred stock and $650,000 FHLMC preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in fiscal 2005 in the amount of $461,000 for FNMA preferred stock and $429,000 for FHLMC preferred stock.

The Company realized before tax $164,000 and $162,000 in net gains on sales of investment securities available for sale in fiscal 2005 and 2003, respectively. The Company realized no gains or losses on sales of investment securities available for sale in fiscal 2004.

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

5.     MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 1,802	$ 43	$ -	$ 1,845
FHLMC mortgage-backed securities	218	6	-	224
FNMA mortgage-backed securities	323	10	-	333
Total	$ 2,343	$ 59	$ -	$ 2,402
March 31, 2004
Real estate mortgage investment conduits	$ 1,802	$ 55	$ -	$ 1,857
FHLMC mortgage-backed securities	332	8	-	340
FNMA mortgage-backed securities	383	11	-	394
Total	$ 2,517	$ 74	$ -	$ 2,591


Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.9 million and $1.9 million at March 31, 2005 and 2004, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $248,000 and $332,000 and a fair value of $255,000 and $341,000 at March 31, 2005 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2005	Amortized Cost	Estimated Fair Value
Due after one year through five years	$ 20	$ 21
Due after five years through ten years	26	27
Due after ten years	2,297	2,354
Total	$ 2,343	$ 2,402

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 1,846	$ 27	$ -	$ 1,873
FHLMC mortgage-backed securities	9,677	12	(182)	9,507
FNMA mortgage-backed securities	233	6	-	239
Total	$ 11,756	$ 45	$ (182)	$ 11,619
March 31, 2004
Real estate mortgage investment conduits	$ 2,943	$ 72	$ -	$ 3,015
FHLMC mortgage-backed securities	7,086	104	-	7,190
FNMA mortgage-backed securities	388	14	-	402
Total	$ 10,417	$ 190	$ -	$ 10,607

The fair value of temporarily impaired mortgage backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLMC mortgage-backed securities	$8,209	$ (182)	-	-	$ 8,209	$ (182)
Total temporarily impaired securities	$ 8,209	$ (182)	-	-	$ 8,209	$ (182)


The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2005	Amortized Cost	Estimated Fair Value
Due after one year through five years	$ 1,458	$ 1,472
Due after five years through ten years	8,534	8,355
Due after ten years	1,764	1,792
Total	$ 11,756	$ 11,619

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $11.5 million and $9.9 million and a fair value of $11.4 million and $10.1 million at March 31, 2005 and March 31, 2004, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $45,000 and $105,000 and a fair value of $47,000 and $111,000 at March 31, 2005 and March 31, 2004, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The Company realized no gains or losses on sale of mortgage-backed securities available for sale in fiscal 2005, 2004 and 2003.

6.     LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances at March 31, 2005 and 2004, are net of unearned income, including net deferred loan fees of $3.2 million and $3.1 million , respectively.

Loans receivable excluding loans held for sale consisted of the following (in thousands):

	March 31,
	2005	2004
Residential:
One- to- four family	$ 36,059	$ 43,378
Multi-family	2,537	5,008
Construction:
One- to- four family	43,633	47,589
	-	-
Commercial real estate	10,982	1,453
Commercial	57,981	57,578
Consumer
Secured	28,951	27,071
Unsecured	1,668	1,689
Land	28,889	25,321
Commercial real estate	223,144	176,521
	433,844	385,608
Less:
Allowance for loan losses	4,395	4,481
Loans receivable, net	$429,449	$381,127

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


Loans receivable including loans held for sale, by maturity or repricing date, were as follows (in thousands):

	March 31,
	2005	2004
Adjustable rate loans:
Within one year	$207,906	$159,049
After one but within three years	96,676	68,263
After three but within five years	22,988	25,981
After five but within ten years	7,439	-
	335,009	253,293
Fixed rate loans:
Within one year	26,171	38,050
After one but within three	28,724	36,835
After three but within five years	28,009	33,064
After five but within ten years	8,815	15,742
After ten years	7,626	9,031
	99,345	132,722
	$434,354	$386,015

Mortgage loans receivable with adjustable rates primarily reprice based on the one year U.S. Treasury index and reprice a maximum of 2% per year and up to 6% over the life of the loan. The remaining adjustable rate loans reprice based on the prime lending rate or the FHLB cost of funds index. Commercial loans with adjustable rates primarily reprice based on the prime rate.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2005	2004	2003

Beginning balance	$ 732	$ 315	$ 539
Originations	10	753	368
Principal repayments	(334)	(336)	(592)
Ending balance	$ 408	$ 732	$ 315

7.     ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003

Beginning balance	$ 4,481	$ 2,739	$ 2,537
Provision for losses	410	210	727
Charge-offs	(669)	(1,182)	(428)
Recoveries	173	91	78
Allowance transferred from Today's Bancorp acquisition	-	2,639	-
Net change in allowance for unfunded loan commitments and lines of credit	-	(16)	(175)
Ending balance	$ 4,395	$ 4,481	$ 2,739


Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
Beginning balance	$ 191	$ 175	$ -
Net change in allowance for unfunded loan commitments and lines of credit	62	16	175
Ending balance	$ 253	$ 191	$ 175

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets.

At March 31, 2005, 2004 and 2003, the Company's recorded investment in impaired loans was $456,000, $1.3 million, and $323,000 respectively. None of the impaired loans for March 31, 2005, 2004 or 2003 had a specific valuation allowance. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.0 million, $1.2 million and $1.1 million during the years ended March 31, 2005, 2004 and 2003, respectively. Interest income recognized on impaired loans was $9,000, $44,000 and $56,000 during the years ended March 31, 2005, 2004 and 2003, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2005, 2004 and 2003, respectively.

8.     PREMISES AND EQUIPMENT, NET

Premises and equipment consisted of the following (in thousands):

	March 31,
	2005	2004

Land	$ 1,879	$ 2,026
Buildings and improvements	5,476	7,128
Leasehold improvements	1,310	1,396
Furniture and equipment	6,681	6,599
Construction in progress	101	-
Subtotal	15,447	17,149
Less accumulated depreciation and amortization	(7,056)	(7,414)
Total	$ 8,391	$ 9,735

During fiscal year 2005, the Company sold to a private investor and leased back the Camas branch and operations center. The net gain on the sale of the building, $1.6 million, of which $828,000 was recognized in the first quarter of fiscal year 2005 and the remainder is being amortized over the six year life of the lease. Deferred gain of $180,000 was recognized in fiscal year 2005. The lease of the building is being accounted for as an operating lease and is included in the future minimum rental payments schedule shown below.

Depreciation expense was $1.0 million, $1.1 million and $1.0 million for years ended March 31, 2005, 2004 and 2003, respectively. The Company is obligated under various noncancelable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges, as follows (in thousands):

Year ending March 31,
2006	$ 990
2007	887
2008	885
2009	851
2010	813
After 2010	1,737
Total	$6,163

Rent expense was $1.2 million, $857,000 and $634,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


9.     MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSR's and the related allowance for the periods indicated and other related financial data (in thousands):

	March 31,
	2005	2004	2003
Balance at beginning of year, net	$ 624	$ 629	$ 912
Additions	126	167	671
Amortization	(302)	(479)	(634)
Change in valuation allowance	22	307	(320)
Balance end of year, net	$ 470	$ 624	$ 629
Valuation allowance at beginning of year	$ 106	$ 413	$ 93
Change in valuation allowance	(22)	(307)	320
Valuation allowance balance at end of year	$ 84	$ 106	$ 413

The Company evaluates MSR's for impairment by stratifying MSR's based on the predominant risk characteristics of the underlying financial assets. At March 31, 2005 and 2004, the MSR's fair value totaled $1.1 million and $669,000, respectively. The 2005 fair value was estimated using discount rate and a range of PSA values (The Bond Market Association's standard prepayment values) that ranged from 120 to 940.

Amortization expense for the net carrying amount of MSR's at March 31, 2005 is estimated as follows (in thousands):

Year ending March 31,
2006	$ 165
2007	100
2008	90
2009	73
2010	30
After 2010	12
Total	$ 470

Mortgage loans serviced for others (in millions):

	March 31,
	2005	2004	2003
Total	$ 129.3	$ 133.5	$ 128.2

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at March 31, 2005 was as follows (dollars in thousands):

	Down Scenario			Up Scenario
	300 bp	200 bp	100 bp	100 bp	200 bp	300 bp
Fair Value	$ (626)	$ (595)	$ (378)	$ 153	$ 221	$ 272

The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Bank's servicing portfolio is comprised of conventional fixed rate mortgages that meet FHLMC guidelines.

10.    CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $578,000 and $758,000 at March 31, 2005 and 2004, respectively. Amortization expense related to the core deposit intangible during the year ended March 31, 2005, 2004 and 2003 totaled $180,000, $430,000 and $327,000, respectively. During the year ended March 31, 2004, the Company had additions to


core deposit intangibles totaling $820,000 in connection with the acquisition of Today's Bancorp. (See Note 2).

Amortization expense for the net core deposit intangible at March 31, 2005 is estimated to be as follows (in thousands):

Year Ending March 31,
2006	$ 116
2007	98
2008	83
2009	71
2010	60
After 2010	150
Total	$ 578

11.    DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2005	Weighted Average Rate	March 31, 2004
NOW Accounts:
Non-interest-bearing	0.00%	$ 79,499	0.00%	$ 61,902
Regular	0.20	65,667	0.20	65,718
High yield checking	2.55	50,562	1.30	49,668
Money market	1.44	76,331	0.95	69,984
Savings accounts	0.55	35,513	0.55	29,334
Certificates of deposit	3.13	149,306	2.49	132,509
Total	1.62%	$ 456,878	1.20%	$ 409,115

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit as of March 31, 2005, mature as follows (in thousands):

Amount
Less than one year	$ 77,058
One year to two years	23,048
Two years to three years	16,058
Three years to four years	25,046
Four years to five years	3,187
After five years	4,909
Total	$149,306

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC"). Deposits with balances in excess of $100,000 totaled $227.9 million and $186.2 million at March 31, 2005 and 2004, respectively.


Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
NOW Accounts:
Regular	$ 108	$ 122	$ 138
High yield checking	815	713	821
Money market	901	583	692
Savings accounts	178	163	182
Certificates of deposit	3,378	3,062	3,642
Total	$ 5,380	$ 4,643	$ 5,475

12.   FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2005, advances from FHLB, totaled $40.0 million with a weighted average interest rate of 5.05%. The fixed rate borrowings of $35.0 million had fixed interest rates ranging from 4.65% to 6.38%. The remaining $5.0 million adjustable rate advance had a weighted average interest rate of 2.67%, which is based on three month London Interbank Offered Rate Index ("LIBOR") plus 11 basis points as quoted by the FHLB. The weighted average interest rate for fixed and adjustable rate advances was 5.00%, 4.96% and 5.53% for the years ended March 31, 2005, 2004 and 2003, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2005, based on collateral values, the Bank had additional borrowing commitments available of $21.3 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2005, loans carried at $50.8 million and investments and mortgage-backed securities carried at $20.3 million were pledged as collateral to the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows:
2006 - $15.0 million; 2007 - $20.0 million; and 2008 - $5.0 million.

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2005. The facility may be reduced or withdrawn at any time. As of March 31, 2005 the Bank did not have any outstanding advances on this facility.

13.    FEDERAL INCOME TAXES

Federal income tax provision for the years ended March 31 consisted of the following (in thousands):

	2005	2004	2003

Current	$ 2,751	$ 2,789	$ 2,930
Deferred	285	421	(942)
Total	$ 3,036	$ 3,210	$ 1,988


A reconciliation between federal income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
ESOP market value adjustment	1.1	0.9	0.9
Interest income on municipal securities	(0.6)	(0.4)	(0.6)
Dividend received deduction	(0.5)	(0.6)	(2.6)
Bank owned life insurance	(1.7)	-	-
Other, net	(0.6)	(1.1)	(0.4)
Effective federal income tax rate	31.7%	32.8%	31.3%

Taxes related to gains on sales of securities were $56,000, none and $55,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Deferred compensation	$ 555	$ 491
Loan loss reserve	1,581	1,589
Core deposit intangible	306	365
Accrued expenses	235	208
Accumulated depreciation	206	54
Net operating loss carryforward	821	1,171
Net realized loss on securities available for sale	63	782
Capital loss carryforward	733	-
Other	218	83
Total deferred tax asset	4,718	4,743
Deferred tax liabilities:
FHLB stock dividend	(971)	(934)
Tax qualified loan loss reserve	(280)	(360)
Purchase accounting	(249)	(247)
Net unrealized gain on securities available for sale	-	(109)
Prepaid expense	(146)	-
Loan fees/costs	(449)	(218)
Other	-	(139)
Total deferred tax liability	(2,095)	(2,007)
Deferred tax asset, net	$ 2,623	$ 2,736

The Bank's retained earnings at March 31, 2005 and 2004 include base year bad debt reserves which amounted to approximately $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2005 and 2004 is approximately $760,000. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

The Company also has net operating loss carry forwards of approximately $2.3 million for federal tax purposes in connection with the acquisition of Today's Bancorp, Inc. Utilization of the net operating losses, which begin to expire at various times starting in 2019, is subject to certain limitations under Section 382 of the Internal Revenue Code.

The tax effects of certain tax benefits related to stock options are recorded directly to shareholders' equity.


No valuation allowance for deferred tax assets was deemed necessary at March 31, 2005 or 2004 based upon the Company's anticipated future ability to generate taxable income from operations.

14.    EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee's elective contribution up to 4% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2005, 2004 and 2003 were $154,000, $93,000 and $88,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 6.04%, 7.12%, and 7.82% for the years ended March 31, 2005, 2004 and 2003, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2005 and 2004, the Company's aggregate liability under the plan was $1.6 million and $1.4 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management and certain key individuals. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. The Company has an incentive program for branch managers that is paid to the managers based on the attainment of certain goals. The Company expensed $564,000, $482,000, $414,000 in bonuses during the years ended March 31, 2005, 2004 and 2003, respectively.

Management Recognition and Development Plan - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP which are authorized but unissued shares. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participant was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At March 31, 2005, all shares have been issued and fully vested. Compensation expense of none, $15,000 and $203,000 was recognized for the years ended March 31, 2005, 2004 and 2003, respectively.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 357,075 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and options vest over five years. At March 31, 2005, there were options for 15,483 shares available for grant under the 1998 plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 229,277 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant and options vest over five years. At March 31, 2005, no options had been granted under the 2003 plan.


Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding March 31, 2002	344,493	$ 12.46
Grants	15,000	14.00
Forfeited	(50,366)	13.75
Options exercised	(46,577)	8.96
Outstanding March 31, 2003	262,550	12.92
Grants	23,000	18.30
Options exercised	(40,281)	12.02
Outstanding March 31, 2004	245,269	13.57
Grants	23,000	20.62
Options exercised	(40,774)	13.14
Outstanding March 31, 2005	227,495	$14.36

Additional information regarding options outstanding as of March 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$ 8.06 - $12.31	4.72	44,498	$ 10.89	43,498	$ 10.93
13.51 - 13.75	3.78	131,997	13.73	129,997	13.74
14.97 - 19.02	8.16	28,000	17.71	12,200	17.48
20.20 - 21.65	9.29	23,000	20.62	3,000	20.20
		227,495		188,695

15.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company ESOP covers all employees with at least one year and 1000 hours of service who are over the age of 21. Shares are released for allocation at the discretion of the Board of Directors and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $520,000, $477,000 and $372,000 for years ended March 31, 2005, 2004 and 2003, respectively.

ESOP share activity is summarized in the following table:


	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total
Balance, March 31, 2002	$3,077,000	246,330	234,962	481,292
Allocation December 31, 2002		(24,633)	24,633	-
Balance, March 31, 2003	$3,490,000	221,697	259,595	481,292
Allocation December 31, 2003		(24,633)	24,633	-
Balance, March 31, 2004	$4,083,000	197,064	284,228	481,292
Allocation December 31, 2004		(24,633)	24,633	-
Balance, March 31, 2005	$3,664,000	172,431	308,861	481,292

16.    SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2005 or 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2005.

As of March 31, 2005, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Total Capital:
(To Risk Weighted Assets)	$ 57,397	12.37%	$ 37,116	8.0%	$ 46,396	10.0%
Tier I Capital:
(To Risk Weighted Assets)	53,002	11.42	18,558	4.0	27,837	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	53,002	9.54	16,664	3.0	27,773	5.0
Tangible Capital:
(To Tangible Assets)	53,002	9.54	8,332	1.5	N/A	N/A


	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004
Total Capital:
(To Risk Weighted Assets)	$ 53,952	12.78%	$ 33,760	8.0%	$ 42,200	10.0%
Tier I Capital:
(To Risk Weighted Assets)	49,471	11.72	16,880	4.0	25,320	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	49,471	9.81	15,125	3.0	25,209	5.0
Tangible Capital:
(To Tangible Assets)	49,471	9.81	7,563	1.5	N/A	N/A


The following table is a reconciliation of the Bank's capital, calculated according to GAAP to regulatory tangible and risk-based capital at March 31, 2005 (in thousands):

Equity	$ 62,832
Net unrealized securities loss	122
Core deposit intangible, goodwill and software	(9,905)
Servicing asset	(47)
Tangible capital	53,002
General valuation allowance	4,395
Total capital	$ 57,397

At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2005 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2005 financial statements cannot presently be determined.

The following table summarizes the Company's common stock repurchased in each of the last three fiscal years (dollars in thousands):

	Shares	Value
2005	-	$ -
2004	81,500	$1,510
2003	196,100	$2,882

17.    EARNINGS PER SHARE

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

	Years Ended March 31,
	2005	2004	2003
Basic EPS computation:
Numerator-Net income	$ 6,529,000	$ 6,554,000	$ 4,359,000
Denominator-Weighted average common shares outstanding	4,816,745	4,640,485	4,365,855
Basic EPS	$ 1.36	$ 1.41	$ 1.00
Diluted EPS computation:
Numerator-Net Income	$ 6,529,000	$ 6,554,000	$ 4,359,000
Denominator-Weighted average
common shares outstanding	4,816,745	4,640,485	4,365,855
Effect of dilutive stock options	74,428	72,149	50,437
Effect of dilutive MRDP	-	1,695	8,441
Weighted average common shares
and common stock equivalents	4,891,173	4,714,329	4,424,733
Diluted EPS	$ 1.33	$ 1.39	$ 0.99


18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$ 61,719	$ 61,719	$ 47,907	$ 47,907
Investment securities available for sale	22,945	22,945	32,883	32,883
Mortgage-backed securities held to maturity	2,343	2,402	2,517	2,591
Mortgage-backed securities available for sale	11,619	11,619	10,607	10,607
Loans receivable, net	429,449	428,368	381,127	390,750
Loans held for sale	510	510	407	407
Mortgage servicing rights	470	1,100	624	669
FHLB stock	6,143	6,143	6,034	6,034

Liabilities:
Demand - Savings deposits	307,572	307,572	276,606	276,881
Time deposits	149,306	148,941	132,509	134,926

FHLB advances - long-term	40,000	40,120	40,000	42,011

Fair value estimates, methods and assumptions are set forth below.

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes.

Loans Receivable and Loans Held for Sale - Loans were priced using a discounted cash flow method. The discount rate used was the rate currently offered on similar products, risk adjusted for credit concerns or dissimilar characteristics. For variable rate loans that reprice frequently and have no significant change in credit, fair values are based on carrying values.

Mortgage Servicing Rights- The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSR's fair value by stratifying MSR's based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSR's and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2005, the MSR's fair value totaled $1.1 million, which was estimated using a range of prepayment speed assumptions (The Bond Market Association's standard prepayment) values that ranged from 120 to 940.

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


Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2005 and 2004. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2005 and 2004. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

19.    COMMITMENTS AND CONTINGENCIES

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

At March 31, 2005, the Company had commitments to originate fixed rate mortgage loans of $439,000 at interest rates ranging from 5.4% to 7.9%. At March 31, 2005, commitments to originate adjustable rate mortgage loans were $6.6 million at an average interest rate of 6.99%. Undisbursed balance of mortgage loans closed was $37.4 million at March 31, 2005. Commitments to originate consumer loans totaled $814,000 and unused lines of consumer credit totaled $20.2 million at March 31, 2005. Commercial real estate loan commitments to originate loans totaled $11.4 million. Undisbursed balance of commercial real estate mortgage loans closed was $21.5 million at March 31, 2005. Commercial loan commitments totaled $200,000 and unused commercial lines of credit totaled $36.0 million.

The allowance for unfunded loan commitments was $253,000 at March 31, 2005.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2005 and 2004, standby letters of credit totaled $346,000 and $173,000, respectively.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Investments in state and municipal securities involve government entities primarily within the state of Washington. Loans are generally limited, by federal and state banking regulation, to 10% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of March 31, 2005 and 2004, the Bank had no individual industry concentrations.

At March 31, 2005, the Company had firm commitments to sell $510,000 of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2005, loans under warranty totaled $119.7 million, which substantially represents the unpaid principal balance of the Company's loans serviced for other portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.


At March 31, 2005, scheduled maturities of certificates of deposit, FHLB advances and future operating minimum lease commitments were as follows (in thousands):

	Within 1 year	1-3 Years	4-5 Years	Over 5 Years	Total Balance
Certificates of deposit	$77,058	$39,106	$28,233	$ 4,909	$149,306
FHLB advances	15,000	25,000	-	-	40,000
Operating leases	990	1,772	1,664	1,737	6,163
Total other contractual obligations	$93,048	$65,878	$29,897	$ 6,646	$195,469

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

20.    PROPOSED ACQUISITION

On November 9, 2004, the Company announced the signing of a definitive agreement for the acquisition of American Pacific Bank by merger with the Bank. Upon completion of the merger, shareholders of American Pacific Bank will be entitled to receive either cash or shares of the Company's common stock in exchange for each share of American Pacific Bank common stock. The aggregate consideration payable to stockholders of American Pacific Bank will be composed of approximately $17.6 million in cash (including cash paid to stock option holders) and 788,593 shares of the Company's common stock. These amounts are subject to adjustment for any American Pacific Bank stock options that are exercised prior to the closing of the merger. The transaction is intended to qualify as a tax-free exchange for federal income tax purposes. As a result, the shares of the Company's common stock issued in exchange for American Pacific Bank common stock, will be received by shareholders on a tax-free basis. The transaction will increase the Company's assets from $573 million as of March 31, 2005, to approximately $700 million, and will increase its number of banking offices from 14 to 17.

The merger has been unanimously approved by the directors of both companies, and the shareholders of American Pacific Bank. The merger was completed in the second calendar quarter of 2005.


   21.    RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS March 31, 2005 AND 2004
(In thousands)	2005	2004

ASSETS
Cash (including interest earning accounts of $6,623 and $5,268)	$ 6,921	$ 5,400
Investment in the Bank	62,832	59,960
Other assets	726	423
Deferred income taxes	31	109
TOTAL ASSETS	$ 70,510	$ 65,892
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$ 237	$ 41
Dividend payable	751	669
Shareholders' equity	69,522	65,182
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 70,510	$ 65,892

STATEMENTS OF INCOME YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(In thousands)	2005	2004	2003

INCOME:
Dividend income from Bank	$ 3,813	$ 12,952	$ 6,094
Interest on investment securities and other short-term investments	98	28	48
Interest on loan receivable from the Bank	165	180	193
Gain on sale of securities	-	-	162
Other income	-	2	-
Total income	4,076	13,162	6,497
EXPENSE:
Management service fees paid to the Bank	143	122	107
Other expenses	213	189	165
Total expense	356	311	272
INCOME BEFORE FEDERAL INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	3,720	12,851	6,225
(BENEFIT) PROVISION FOR FEDERAL INCOME TAXES	(31)	(117)	1
INCOME OF PARENT COMPANY	3,751	12,968	6,224
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	2,778	(6,414)	(1,865)
NET INCOME	$ 6,529	$ 6,554	$ 4,359


RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003
(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,529	$ 6,554	$ 4,359
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(2,778)	6,414	1,865
Provision for deferred income taxes	78	2	-
Earned ESOP shares	520	477	372
Earned MRDP shares	-	15	203
Net gain on sale of investment securities	-	-	(162)
Changes in assets and liabilities:
(Increase) in other assets, net of acquisition	(301)	(536)	(156)
(Decrease) increase accrued expenses and other liabilities	(159)	(246)	84
Net cash provided by operating activities	3,889	12,680	6,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from call, maturity, or sale of investment securities available for sale	-	-	1,518
Acquisition	-	(9,482)	-
Net cash (used) provided by investing activities	-	(9,482)	1,518

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,904)	(2,490)	(2,127)
Repurchase of common stock	-	(1,510)	(2,882)
Proceeds from exercise of stock options	536	485	417
Net cash used by financing activities	(2,368)	(3,515)	(4,592)

NET (DECREASE) INCREASE IN CASH	1,521	(317)	3,491

CASH, BEGINNING OF YEAR	5,400	5,717	2,226

CASH, END OF YEAR	$ 6,921	$ 5,400	$ 5,717


RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except share data)	Three Months Ended

	March 31	December 31	September 30	June 30
Fiscal 2005:
Interest income	$ 7,849	$ 7,496	$ 7,530	$ 7,093
Interest expense	2,145	1,947	1,764	1,539
Net interest income	5,704	5,549	5,766	5,554
Provision for loan losses	150	70	50	140
Non-interest income	1,845	323	1,698	2,640
Non-interest expense	4,915	4,743	4,614	4,832
Income before income taxes	2,484	1,059	2,800	3,222
Provision for income taxes	816	299	898	1,023
Net income	$ 1,668	$ 760	$ 1,902	$ 2,199
Basic earnings per share (1)	$ 0.34	$ 0.16	$ 0.40	$ 0.46
Diluted earnings per share (1)	$ 0.34	$ 0.16	$ 0.39	$ 0.45
Fiscal 2004:
Interest income	$ 7,035	$ 7,191	$ 7,227	$ 6,131
Interest expense	1,572	1,729	1,822	1,504
Net interest income	5,463	5,462	5,405	4,627
Provision for loan losses	140	-	-	70
Non-interest income	1,505	1,419	2,049	1,616
Non-interest expense	4,489	4,570	4,578	3,935
Income before income taxes	2,339	2,311	2,876	2,238
Provision for income taxes	742	772	958	738
Net income	$ 1,597	$ 1,539	$ 1,918	$ 1,500
Basic earnings per share (1)	$ 0.33	$ 0.32	$ 0.41	$ 0.34
Diluted earnings per share (1)	$ 0.33	$ 0.32	$ 0.41	$ 0.34

      (1)   Quarterly earnings per share varies from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)- 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of the end of the period covered by this report.


        (b) Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        (c) Management's Annual Report on Internal Control Over Financial Reporting: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Act). As required by Rule 13a-15(c) of the Act, management has evaluated the effectiveness of the Company's internal control over financial reporting. Management's Annual Report on Internal Control Over Financial Reporting appears in Item 8 of this Form 10-K.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference. Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

In December 2003, the Board of Directors adopted the Officer and Director Code of Ethics. The code is applicable to each of the Company's officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.riverviewbank.com.

Item 11. Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan(1)	-	-	229,277
1998 Stock Option Plan	227,495	$14.36	15,483

Equity compensation plans not approved by security holders:	-	-	-
	______		______
Total	227,495		244,760

(1) At March 31, 2005, no options had been granted under the 2003 Plan.


Item 13. Certain Relationships and Related Transactions

The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This information set forth under the section captioned "Independent Auditors" in the Proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.


PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements See "Part II -Item 8. Financial Statements and Supplementary Data."

2.	Financial Statement Schedules All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant(1)
	3.2	Bylaws of the Registrant(2)
	4	Form of Certificate of Common Stock of the Registrant(1)
	10.1	Employment Agreement with Patrick Sheaffer(3)
	10.2	Employment Agreement with Ronald A. Wysaske(3)
	10.3	Severance Agreement with Karen Nelson(3)
	10.4	Severance Agreement with John A. Karas(4)
	10.5	Employee Severance Compensation Plan(3)
	10.6	Employee Stock Ownership Plan(5)
	10.7	Management Recognition and Development Plan(6)
	10.8	1998 Stock Option Plan(6)
	10.9	1993 Stock Option and Incentive Plan(6)
	10.10	Form of Severance Agreement Entered into by Officers(7)
	10.11	2003 Stock Option Plan(8)
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	23.1	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 20, 2005, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 2004, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 5, 2003 and incorporated herein by reference.


    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date: June 13, 2005	By: /s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	By: /s/ Ronald A. Wysaske Ronald A. Wysaske President and Chief Operating Officer Director

Date: June13, 2005	Date: June13, 2005

By: /s/ Ron Dobyns Ron Dobyns Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	By: /s/ Paul L. Runyan Paul L. Runyan Director

Date: June13, 2005	Date: June13, 2005

By: /s/ Robert K. Leick Robert K. Leick Director	By: /s/ Gary R. Douglass Gary R. Douglass Director

Date: June13, 2005	Date: June13, 2005

By: /s/ Edward R. Geiger Edward R. Geiger Director	By: /s/ Michael D. Allen Michael D. Allen Vice Chairman of the Board and Director

Date: June13, 2005	Date: June13, 2005

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


Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-66049, 333-38887 and 333-109894 on Form S-8 of Riverview Bancorp, Inc., of our reports dated June 10, 2005 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2005.

/s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
June 10, 2005


Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-66049, 333-38887, and 333-116062 on Form S-8, of our report dated May 2, 2003, relating to the consolidated statements of income, shareholders' equity, and cash flows of Riverview Bancorp, Inc., appearing in this Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2005.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
June 10, 2005


Exhibit 31.1

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) 4 and 15d-15(e) 4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 13, 2005	/S/ Patrick Sheaffer Patrick Sheaffer Chairman and Chief Executive Officer


Exhibit 31.2

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Ron Dobyns, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) 4 and 15d-15(e) 4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 13, 2005	/S/ Ron Dobyns Ron Dobyns Chief Financial Officer


Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Annual Report on Form 10-K that:

1.	the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/S/ Patrick Sheaffer Patrick Sheaffer Chief Executive Officer	/S/ Ron Dobyns Ron Dobyns Chief Financial Officer

Dated: June 13, 2005
