Form 10-K/A
period 2005-03-31
RIVERVIEW BANCORP INC
filed 2005-06-17
CIK 1041368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Yes X No___

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on September 30, 2004 was approximately $106,742,243 (4,997,296 shares at $21.36 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of May 16, 2005, there were issued and outstanding 5,804,114 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        1.        Portions of registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).


EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended March 31, 2005 (the "Original Filing") of Riverview Bancorp, Inc. ("Company") and is being filed to correct the number of shares of the Company's common stock issued and outstanding as of May 16, 2005, as stated on the cover page. The Original Filing stated that there were issued and outstanding 5,015,749 shares of the registrant's common stock on May 16, 2005, when in fact there were 5,804,114 shares issued and outstanding.

2


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       RIVERVIEW BANCORP, INC.

Date: June 16, 2005

                                                                                                       By:  /s/Patrick Sheaffer
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

3
