Form 10-Q
period 2005-06-30
RIVERVIEW BANCORP INC
filed 2005-08-09
CIK 1041368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
                                         -----    -----

                       Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      Washington                                               91-1838969
---------------------------------------------               --------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington              98660
---------------------------------------------------         -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (360) 693-6650
                                                           --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ----   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 5,811,936 shares outstanding as of August 2, 2005.

                              Form 10-Q

                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                INDEX

Part I.  Financial Information                                 Page
         ---------------------                                 ----

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of June 30, 2005 and March 31, 2005                  1

         Consolidated Statements of Income
         Three Months Ended June 30, 2005 and 2004               2

         Consolidated Statements of Shareholders' Equity
         for the Year Ended March 31, 2005 and the
         Three Months Ended June 30, 2005                        3

         Consolidated Statements of Comprehensive Income
         Three Months Ended June 30, 2005 and 2004               4

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2005 and 2004               5

         Notes to Consolidated Financial Statements             6-14

 Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                            14-25

 Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                     25-26

 Item 4: Controls and Procedures                                 26


Part II. Other Information                                     27-28
         -----------------

SIGNATURES                                                     29-32

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND MARCH 31, 2005

                                                 JUNE 30,          MARCH 31,
(In thousands, except share data)                  2005              2005
------------------------------------------------------------------------------

ASSETS
Cash (including interest-earning accounts
 of $52,262 and $45,501)                       $  74,485          $ 61,719
Loans held for sale                                  159               510
Investment securities available for sale,
 at fair value (amortized cost of $24,136
 and $22,993)                                     24,148            22,945
Mortgage-backed securities held to maturity,
 at amortized cost (fair value of $2,297
 and $2,402)                                       2,260             2,343
Mortgage-backed securities available for sale,
 at fair value (amortized cost of $10,913
 and $11,756)                                     10,828            11,619
Loans receivable (net of allowance for loan
 losses of $6,526 and $4,395)                    561,012           429,449
Real estate owned                                      -               270
Prepaid expenses and other assets                  2,166             1,538
Accrued interest receivable                        2,664             2,151
Federal Home Loan Bank stock, at cost              7,350             6,143
Premises and equipment, net                        9,339             8,391
Deferred income taxes, net                         2,483             2,624
Mortgage servicing intangible, net                   458               470
Goodwill                                          26,356             9,214
Core deposit intangible, net                       1,055               578
Bank owned life insurance                         12,726            12,607
                                               ---------         ---------
TOTAL ASSETS                                    $737,489          $572,571
                                               =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
 Non-interest-bearing                           $ 79,268          $ 79,508
 Interest-bearing                                503,562           377,370
                                               ---------         ---------
                                                 582,830           456,878

Accrued expenses and other
 liabilities                                       8,259             5,858
Advance payments by borrowers
 for taxes and insurance                              98               313
Federal Home Loan Bank advances                   58,904            40,000
                                               ---------         ---------
       Total liabilities                         650,091           503,049

COMMITMENTS AND CONTINGENCIES                          -                 -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par
 value; 250,000 authorized, issued
 and outstanding, none                                 -                 -
Common stock, $.01 par value;
 50,000,000 authorized,
 issued and outstanding:
   June 30, 2005 - 5,810,940 issued,
   5,810,936 outstanding                              58                50


   March 31, 2005 - 5,015,753 issued,
   5,015,749 outstanding
Additional paid-in capital                        57,991            41,112
Retained earnings                                 30,737            29,874
Unearned shares issued to employee
 stock ownership trust                            (1,340)           (1,392)
Accumulated other comprehensive loss                 (48)             (122)
                                               ---------         ---------
       Total shareholders' equity                 87,398            69,522
                                               ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 737,489          $572,571
                                               =========         =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME                Three Months Ended
                                                     June 30,
(In thousands, except share data) (Unaudited)     2005          2004
------------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans receivable        $ 9,597       $ 6,626
  Interest on investment securities -
   taxable                                         186           124
  Interest on investment securities -
   non-taxable                                      43            44
  Interest on mortgage-backed securities           145           160
  Other interest and dividends                     254           139
                                               -------       -------
       Total interest income                    10,225         7,093
                                               -------       -------
INTEREST EXPENSE:
  Interest on deposits                           2,471         1,043
  Interest on borrowings                           656           496
                                               -------       -------
       Total interest expense                    3,127         1,539
                                               -------       -------
  Net interest income                            7,098         5,554
   Less provision for loan losses                  450           140
                                               -------       -------
  Net interest income after provision for
   loan losses                                   6,648         5,414
                                               -------       -------
NON-INTEREST INCOME:
  Fees and service charges                       1,486         1,170
  Asset management fees                            364           272
  Gain on sale of loans held for sale              126           175
  Gain on sale of real estate owned                 21             -
  Loan servicing income                             27            19
  Gain on sale of land and fixed assets              -           828
  Bank owned life insurance income                 120           154
  Other                                             43            22
                                               -------       -------
       Total non-interest income                 2,187         2,640
                                               -------       -------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                 3,399         2,646
  Occupancy and depreciation                       803           773
  Data processing                                  365           249
  Amortization of core deposit intangible           49            81
  Advertising and marketing expense                231           251
  Federal Deposit Insurance Corporation
   insurance premium                                15            15
  State and local taxes                            135           153
  Telecommunications                                63            64
  Professional fees                                363           123
  Other                                            673           477
                                               -------       -------
        Total non-interest expense               6,096         4,832
                                               -------       -------
INCOME BEFORE INCOME TAXES                       2,739         3,222
PROVISION FOR INCOME TAXES                         918         1,023
                                               -------       -------
NET INCOME                                     $ 1,821       $ 2,199
                                               =======       =======
Earnings per common share:
   Basic                                        $ 0.33        $ 0.46
   Diluted                                        0.33          0.45
Weighted average number of shares
 outstanding:
   Basic                                     5,451,976     4,790,785
   Diluted                                   5,519,699     4,864,583

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2005
AND THE THREE MONTHS ENDED JUNE 30, 2005
(Unaudited)
                                                                   Unearned
                                                                   Shares       Accum-
                                                                   Issued to    ulated
                                                                   Employee     Other
                                 Common      Addi-                 Stock        Compre-
                                 Stock       tional                Owner-       hensive
(In thousands, except       ---------------- Paid-in   Retained    ship         Income
 per share data)            Shares    Amount Capital   Earnings    Trust        (Loss)       Total
---------------------------------------------------------------------------------------------------------

Balance April 1, 2004    4,974,975     $ 50  $40,187  $26,330     $ (1,598)      $  213      $ 65,182
Cash dividends
  ($0.62 per share)              -        -        -   (2,985)           -            -        (2,985)
 Exercise of stock options  40,774        -      536        -            -            -           536
 Earned ESOP shares              -        -      314        -          206            -           520
 Tax benefit, stock option       -        -       75        -            -            -            75
                         ---------  -------  -------  -------      -------      -------      --------
                         5,015,749       50   41,112   23,345       (1,392)         213        63,328
Comprehensive income:
 Net income                      -        -        -    6,529            -            -         6,529
 Other comprehensive
  income:
  Unrealized holding
  loss on securities of
  $1,120 (net of $577
  tax effect) less class-
  ification adjustment
  for net losses included
  in net income of $785
  (net of $404 tax effect)       -         -        -       -            -         (335)         (335)
                                                                                             --------

Total comprehensive income       -         -        -       -            -            -         6,194
                         ---------    ------- ------- -------      -------      -------      --------

Balance March 31, 2005   5,015,749        50   41,112  29,874       (1,392)        (122)       69,522
 Cash dividends
  ($0.17 per share)              -         -        -    (958)           -            -          (958)
 Exercise of stock options   6,822         -       94       -            -            -            94
 Stock issued in connection
  with acquisition         788,365         8   16,706       -            -            -        16,714
 Earned ESOP shares              -         -       79       -           52            -           131
                        ----------   -------  ------- -------      -------      -------      --------
                         5,810,936        58   57,991  28,916       (1,340)        (122)       85,503
Comprehensive income:
 Net income                      -         -        -   1,821            -            -         1,821
 Other comprehensive
  income:
   Unrealized holding
   gain on securities
   of $74 (net of $38
   tax effect)                   -         -        -       -            -           74            74
                         ---------   -------  ------- -------      -------      -------      --------
Total comprehensive income       -         -        -       -            -            -         1,895
                         ---------   -------  ------- -------      -------       ------      --------

Balance June 30, 2005    5,810,936       $58  $57,991 $30,737      $(1,340)        $(48)      $87,398
                         =========    ======  ======= =======      =======        =====       =======

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME                                           Three Months Ended
                                                       June 30,
(In thousands) (Unaudited)                        2005          2004
------------------------------------------------------------------------------
Net income                                     $ 1,821       $ 2,199
Other comprehensive income
Change in fair value of securities
 available for sale, net of tax                     74          (686)
                                               -------       -------
Total comprehensive income                     $ 1,895       $ 1,513
                                               =======       =======

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS Ended JUNE 30,


(In thousands) (Unaudited)                           2005               2004
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 1,821             $ 2,199
Adjustments to reconcile net income
 to cash provided by operating activities:
 Depreciation and amortization                        319                 486
 Mortgage servicing rights valuation
  adjustment                                          (10)                (16)
 Provision for loan losses                            450                 140
 Noncash expense related to ESOP                      131                 125
 Increase in deferred loan origination
  fees, net of amortization                           196                   3
 Federal Home Loan Bank stock dividend                  -                 (44)
 Origination of loans held for sale                (5,217)             (8,485)
 Proceeds from sales of loans held for sale         5,597               8,087
 Net gain on loans held for sale, sale of
  real estate owned, mortgage-backed
  securities, investment securities and
  premises and equipment                             (128)               (861)
 Income from bank owned life insurance               (120)               (154)
 Changes in assets and liabilities:
  Increase in prepaid expenses and other
   assets                                            (652)                 10
  Decrease in accrued interest receivable              38                  82
  Increase (decrease) in accrued expenses
   and other liabilities                            1,896                (313)
                                                ---------             -------
    Net cash provided by operating
        activities                                  4,321               1,259
                                                ---------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                               (146,040)            (94,525)
 Principal repayments/refinance on loans          133,440              93,817
 Proceeds from call, maturity, or sale
  of investment securities available for sale         250                   -
 Principal repayments on investment
  securities available for sale                        37                  37
 Purchase of mortgage-backed securities
  available for sale                                    -              (5,000)
 Principal repayments on mortgage-backed
  securities available for sale                       843               1,030
 Principal repayments on mortgage-backed
  securities held to maturity                          83                  68
 Purchase of premises and equipment                  (114)                (51)
 Acquisition, net of cash received                (14,716)                  -
 Additions to real estate owned                         -                 (13)
 Proceeds from sale of real estate owned
  and premises and equipment                          273                  33
                                                ---------            --------
       Net cash used in investing
        activities                                (25,945)             (4,604)
                                                ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in
  deposit accounts                                 46,262              (6,484)
 Dividends paid                                      (751)               (669)
 Proceeds from Federal Home Loan Bank
  advances                                              -              15,100
 Repayment of Federal Home Loan Bank advances     (11,000)            (15,100)
 Net decrease in advance payments by borrowers       (215)               (234)
 Proceeds from exercise of stock options               94                 166
                                                ---------            --------

       Net cash provided by (used in) financing
        activities                                 34,390              (7,221)
                                                ---------            --------

NET INCREASE (DECREASE) IN CASH                    12,766             (10,566)
CASH, BEGINNING OF PERIOD                          61,719              47,907
                                                ---------            --------
CASH, END OF PERIOD                             $  74,485            $ 37,341
                                                =========            ========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for:
 Interest                                       $   3,103            $  1,583

SUPPLEMENTAL DISCLOSURE OF BANK ACQUISITION
 Issuance of common stock                       $ (16,714)                  -
 Investments acquired                               1,417                   -
 Fair value of loans receivable acquired          119,536                   -
 Other assets acquired                              3,388                   -
 Deposits assumed                                 (79,691)                  -
 Borrowings and other liabilities assumed         (30,362)                  -
 Goodwill                                          17,142                   -

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Dividends declared and accrued in other
  liabilities                                      $  750              $  743
 Receivable from sale and leaseback of
  premises                                              -               2,391
 Financed sale of real estate owned                     -                (228)
 Fair value adjustment to securities
  available for sale                                  112              (1,039)
 Income tax effect related to fair value
  adjustment                                          (38)                353


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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3.  ACQUISITION

On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"). The cost to acquire APB's 2,804,618 shares of common stock was payment in cash for 1,404,000 shares at a transaction value of $11.94 per share and the issuance of 788,365 shares of the Company's common stock at a price of $21.20 per share for the remaining 1,400,618 shares. All APB stock options were cashed out at a cost of $873,240, the difference between the transaction value of $11.94 per share and the options' respective exercise prices prior to completion of the merger. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of APB were recorded at their respective fair values. Core deposit intangible is being amortized using an accelerated method over ten years. The excess of the purchase price over net fair value of the assets and liabilities acquired was recorded as goodwill in the amount of $17.1 million. Goodwill is not tax deductible because the transaction is nontaxable for Internal Revenue Service purposes. The purchased assets and assumed liabilities were recorded as follows (dollars in thousands):


        Assets
        ------
          Cash                                 $  3,433
          Investments                             1,417
          Building and equipment                  1,080
          Loans                                 119,536
          Core deposit intangible                   526
          Goodwill                               17,142
          Other, net                              1,781

                                                -------
       Total assets                             144,915

       Liabilities
       -----------
         Deposits                               (79,691)
         Borrowings                             (29,904)
         Other liabilities                         (457)
                                               --------
       Total liabilities                       (110,052)

       Net acquisition costs                    $34,863

       Less:

       Stock issued in acquisition              (16,714)

       Cash acquired                             (3,433)
                                                -------
       Cash used in acquisition, net
         of cash acquired                       $14,716
                                                =======


  The following unaudited pro forma financial information for the three months ended June 30, 2005 and 2004 assumes that the APB acquisition occurred as of April 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the APB acquisition been consummated on the date indicated.

                                   Pro Forma Financial Information for
                                      the Three Months Ended June 30,
                                         2005                  2004
                                   --------------------------------------
                                                (in thousands)

Net interest income                  $  7,335              $  6,803
Non-interest income                     2,174                 1,935
Non-interest expense                    6,444                 7,218
Net income                              1,743                   959
 Earnings per common share:
   Basic                               $ 0.28                $ 0.17
   Diluted                               0.28                  0.17

4.  STOCK-BASED COMPENSATION

At June 30, 2005, the Company had two stock-option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation awards:


                                        Three Months Ended June 30,
                                        --------------------------
                                             2005             2004
                                        ---------          -------

Net income (in thousands):
    As reported                            $1,821           $2,199

    Deduct: Total stock based
    compensation expense determined
    under fair value based method
    for all options, net of related
    tax benefit                               (88)             (23)

    Pro forma                               1,733            2,176

Earnings per common share - basic:
    As reported                             $0.33            $0.46
    Pro forma                                0.32             0.45


Earnings per common share - fully diluted:
   As reported                              $0.33            $0.45
   Pro forma                                 0.31             0.45

5.  EARNINGS PER SHARE

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


                                               Three Months Ended
                                                     June 30,
                                             -------------------------
                                                2005           2004
                                             ---------        --------
Basic EPS computation:
 Numerator-Net income                      $ 1,821,000     $ 2,199,000
 Denominator-Weighted average common
  shares outstanding                         5,451,976       4,790,785
Basic EPS                                  $     0 .33     $     0 .46
                                           ===========     ===========
Diluted EPS computation:
 Numerator-Net Income                      $ 1,821,000     $ 2,199,000
 Denominator-Weighted average
   common shares outstanding                 5,451,976       4,790,785
 Effect of dilutive stock options               67,723          73,798
                                           -----------     -----------
   Weighted average common shares
    and common stock equivalents             5,519,699       4,864,583
Diluted EPS                                $      0.33     $      0.45
                                           ===========     ===========


6. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                    Cost       Gains      Losses      Value
                               ---------  ----------  ----------  ---------
June 30, 2005
-------------
Trust Preferred                $   5,000   $     31    $      -   $   5,031
Agency securities                 15,202          5        (120)     15,087
Municipal bonds                    3,934         96           -       4,030
                               ---------   --------    --------   ---------
   Total                       $  24,136   $    132    $   (120)  $  24,148
                               =========   ========    ========   =========

March 31, 2005
--------------
Trust Preferred                $   5,000   $     31    $      -   $   5,031
Agency securities                 14,021          -        (179)     13,842
Municipal bonds                    3,972        100           -       4,072
                               ---------   --------    --------   ---------
   Total                       $  22,993   $    131    $   (179)  $  22,945
                               =========   ========    ========   =========

The contractual maturities of investment securities available for sale are as follows (in thousands):



                                        Amortized        Estimated
June 30, 2005                                Cost       Fair Value
-------------                           ---------       ----------
Due in one year or less                 $     800       $      798
Due after one year through five years      16,340           16,297
Due after ten years                         6,996            7,053
                                        ---------       ----------
   Total                                $  24,136       $   24,148
                                        =========       ==========

Investment securities with an amortized cost of $9.9 million and $9.0 million and a fair value of $9.8 million and $8.9 million at June 30, 2005 and March 31, 2005, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at both June 30, 2005 and March 31, 2005 were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million at both June 30, 2005 and March 31, 2005 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2005 are as follows (in thousands):

                    Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
Agency securities $11,947   $   (84)   $ 1,964   $    (36) $ 13,911 $    (120)
                  -------   -------    -------   --------  -------- ---------
 Total temporarily
  impaired
  securities      $11,947   $   (84)   $ 1,964   $    (36) $ 13,911 $    (120)
                  =======   =======    =======   ========  ======== =========

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the three-month periods ended June 30, 2005 and 2004.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):


                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
June 30, 2005                       Cost       Gains      Losses      Value
-------------                  ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits           $   1,802   $      24  $       -  $    1,826
FHLMC mortgage-backed
 securities                          161           3          -         164
FNMA mortgage-backed
 securities                          297          10          -         307
                               ---------   ---------  ---------  ----------
   Total                       $   2,260   $      37  $       -  $    2,297
                               =========   =========  =========  ==========

March 31, 2005
--------------
Real estate mortgage
 investment conduits           $   1,802   $      43  $       -  $    1,845
FHLMC mortgage-backed
 securities                          218           6          -         224
FNMA mortgage-backed
 securities                          323          10          -         333
                               ---------   ---------  ---------  ----------
   Total                       $   2,343   $      59  $       -  $    2,402
                               =========   =========  =========  ==========

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                       Amortized        Estimated
June 30, 2005                               Cost        Fair Value
-------------                           ---------       ----------
Due after one year through five years   $     17         $     17
Due after five years through ten years        25               26
Due after ten years                        2,218            2,254
                                        --------         --------
   Total                                $  2,260         $  2,297
                                        ========         ========


Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.8 million and $1.9 million at June 30, 2005 and March 31, 2005, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $208,000 and $248,000 and a fair value of $215,000 and $255,000 at June 30, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                   Gross       Gross   Estimated
                               Amortized  Unrealized  Unrealized       Fair
June 30, 2005                       Cost       Gains      Losses      Value
-------------                  ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits          $   1,682    $     28    $     -    $  1,710
FHLMC mortgage-backed
 securities                       9,034           3       (121)      8,916
FNMA mortgage-backed
 securities                         197           5          -         202
                              ---------    --------    -------    --------
   Total                      $  10,913    $     36    $  (121)   $ 10,828
                              =========    ========    =======    ========


March 31, 2005
--------------
Real estate mortgage
 investment conduits          $   1,846    $     27    $     -    $  1,873
FHLMC mortgage-backed
 securities                       9,677          12       (182)      9,507
FNMA mortgage-backed
 securities                         233           6          -         239
                              ---------    --------    -------    --------
   Total                      $  11,756    $     45    $  (182)   $ 11,619
                              =========    ========    =======    ========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):


                                        Amortized        Estimated
June 30, 2005                                Cost       Fair Value
-------------                           ---------       ----------
Due after one year through five years   $  1,202         $  1,208
Due after five years through ten years     8,109            7,991
Due after ten years                        1,602            1,629
                                        --------         --------
   Total                                $ 10,913         $ 10,828
                                        ========         ========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $10.7 million and $11.5 million and a fair value of $10.6 million and $11.4 million at June 30, 2005 and March 31, 2005, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $36,000 and $45,000 and a fair value of $37,000 and $47,000 at June 30, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2005 are as follows (in thousands):

                   Less than 12 months   12 months or longer      Total
                   -----------------------------------------------------------
Description of       Fair  Unrealized     Fair  Unrealized    Fair  Unrealized
 Securities         Value      Losses    Value      Losses   Value      Losses
                    -----  ----------    -----  ----------   -----  ----------
FHLMC mortgage-
  backed
  securities       $7,859     $(121)     $   -   $     -    $7,859     $(121)
                   ------     -----      -----   -------    ------     -----
 Total temporarily
  impaired
  securities       $7,859     $(121)     $    -  $      -   $7,859     $(121)
                   ======     =====      ======  ========   ======     =====


The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended June 30, 2005 and 2004.

8. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                       June 30,            March 31,
                                        2005                 2005
                                      ----------         ------------

Residential:
 One to four-family                   $   34,324          $   36,514
 Multi-family                              2,037               2,568
Construction:
 One to four-family                       48,932              44,415
 Commercial real estate                   29,390              11,138
Commercial                                67,239              58,042
Consumer:
 Secured                                  29,040              28,782
 Unsecured                                 4,811               1,668
Land                                      36,924              29,151
Commercial real estate                   318,631             224,691
                                       ---------           ---------
                                         571,328             436,969
Less:
 Deferred loan fees                        3,790               3,125
 Allowance for loan losses                 6,526               4,395
                                       ---------           ---------
 Loans receivable, net                 $ 561,012           $ 429,449
                                       =========           =========


Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income/(loss). As of June 30, 2005 and March 31, 2005, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

9.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                          Three Months Ended
                                               June 30,
                                        -----------------------
                                          2005           2004
                                        -------         -------
Beginning balance                      $  4,395         $  4,481
Provision for losses                        450              140
Charge-offs                                (258)            (133)
Recoveries                                   51                1
Allowance transferred from APB
 acquisition                              1,888                -
                                       --------         --------
Ending balance                         $  6,526         $  4,489
                                       ========         ========


Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):



                                          Three Months Ended
                                               June 30,
                                        -----------------------
                                          2005           2004
                                        -------         -------
Beginning balance                       $  253          $  191

Net increase (decrease) in allowance
 for unfunded loan commitments and
 lines of credit                            76             (12)
                                        ------          ------

Ending balance                          $  329          $  179
                                        ======          ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. The provision for unfunded commitments is charged to non-interest expense.

At June 30, 2005 and March 31, 2005, the Company's recorded investment in impaired loans was $1.9 million and $456,000 respectively. Specific reserves for impaired loans totaled $103,000 and none at June 30, 2005 and March 31, 2005, respectively. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $1.2 million during the three months ended June 30, 2005 and $1.0 million for the year ended March 31, 2005. Interest income recognized on impaired loans was $4,000 for the three months ended June 30, 2005 and $9,000 for the year ended March 31, 2005. Loans past due 90 days or more and still accruing interest totaled $497,000 and none at June 30, 2005 and March 31, 2005 respectively.

10.  LOANS HELD FOR SALE

The Company identifies loans held for sale at the time of origination, which are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

11.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                          Three Months
                                          Ended June 30,
                                       -----------------
                                        2005        2004
                                       ------     ------
Balance at beginning of period, net    $  470     $  624
 Additions                                 39         40
 Amortization                             (61)       (79)
 Change in valuation allowance             10         16
                                       ------     ------
Balance at end of period, net          $  458     $  601
                                       ======     ======

Valuation allowance at beginning
 of period                             $   84     $  106
 Change in valuation allowance            (10)       (16)
                                       ------     ------
Valuation allowance balance at
 end of period                         $   74     $   90
                                       ======     ======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At June 30, 2005 and March 31, 2005, the fair value of MSRs totaled $897,000 and $1.1 million, respectively. The June 30, 2005 fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 153 to 1,478.

Amortization expense for the net carrying amount of MSRs at June 30, 2005 is estimated as follows (in thousands):


                                             Year Ending
                                               March 31,
                                         --------------------
                                         2006          $136
                                         2007           106
                                         2008            91
                                         2009            74
                                         2010            32
                                      After 2010         19
                                                       ----
                                         Total         $458
                                                       ====


12.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $1.1 million at June 30, 2005 and $578,000 at March 31, 2005. Amortization expense related to the core deposit intangible during the three months ended June 30, 2005 and 2004 totaled $49,000 and $81,000, respectively. During the three months ended June 30, 2005, the Company had additions to core deposit intangibles totaling $526,000 in connection with the acquisition of American Pacific Bank.

Amortization expense for the net core deposit intangible at June 30, 2005 is estimated to be as follows (in thousands):

                                          Year Ending
                                           March 31,
                                      -------------------
                                      2006          $ 160
                                      2007            184
                                      2008            155
                                      2009            131
                                      2010            111
                                   After 2010         314
                                                   ------
                                      Total        $1,055
                                                   ======

13.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                            At June 30, 2005            At March 31, 2005
                            ----------------            -----------------
Federal Home Loan Bank
 advances                       $58,904                      $40,000

Weighted average interest
 rate:                             4.33%                        5.05%


Borrowings have the following maturities at June 30, 2005 (in thousands):


                                          Year Ending
                                           March 31,
                                      --------------------
                                      2006       $ 25,904
                                      2007         28,000
                                      2008          5,000
                                                 --------
                                      Total      $ 58,904
                                                 ========

14.   NEW ACCOUNTING PRONOUNCEMENTS

For the quarter ended June 30, 2005, there were no new accounting pronouncements that will have a significant impact on the Company's financial statements. For a discussion of recent accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statement included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

15.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $329,000 at June 30, 2005.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of June 30, 2005:

                                                 Contract or
                                                    Notional
(In Thousands)                                        Amount
--------------                                  ------------
Commitments to originate loans:
  Adjustable-rate                                $    52,715
  Fixed-rate                                           2,398
Standby letters of credit                              1,872
Undisbursed loan funds, and unused
  lines of credit                                    168,403
                                                 -----------
    Total                                        $   225,388
                                                 ===========


At June 30, 2005, the Company had firm commitments to sell $159,000 of residential loans to FHLMC. These agreements are short-term, fixed-rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of June 30, 2005, loans under warranty totaled $118.7 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At June 30, 2005, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                               Within      1-3      4-5      Over      Total
                               1 year    Years    Years   5 Years    Balance
                              -------   -------  -------  -------   --------
Certificates of deposit      $113,734   $50,749  $28,408  $ 5,513   $198,404
FHLB advances                  45,904    13,000        -        -     58,904
Operating leases                1,158     2,277    2,035    1,745      7,215
                             --------   -------  -------  -------   --------
Total other contractual
 obligations                 $160,796   $66,026  $30,443  $ 7,258   $264,523
                             ========   =======  =======  =======   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified four policies that, as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the impairment of goodwill, the valuation of mortgage servicing rights and the impairment of investments. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Management performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. This impairment review process compares the fair value of the Bank to its carrying value, including the goodwill
related to the Bank.   If the fair value exceeds the carrying value, goodwill
of the Bank unit is not considered impaired and no additional analysis is necessary. As of June 30, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

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

Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan were paid off earlier than anticipated. Moreover, because most loans within the servicing portfolio do not contain penalty provisions for early payoff, the Company will not receive a corresponding economic benefit if the loan pays off earlier than expected. MSRs are the discounted present value of the future net cash flows projected from the servicing portfolio. Accordingly, prepayment risk subjects the Company's MSRs to impairment. Impairment of MSRs is recorded in the amount that the estimated fair value is less than the carrying value of the MSRs on a strata by strata basis.

Investment Valuation
--------------------
The Company's determination of impairment for various types of investments accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period, the Company reviews those investments for which the fair value is less than the carrying value. The review includes determining whether certain indicators demonstrate that the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares this to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method. If the cost basis of these securities is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity. Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income (loss), net of income taxes, unless the security is deemed other-than- temporary impaired. If the security is determined to be other-than-temporary impaired, the amount of the impairment is charged to operations.

The Company's underlying principle in determining whether an impairment is other-than-temporary is that an impairment shall be deemed other-than-temporary unless positive evidence indicating that the investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include (1) the length of time and the extent to which the fair value has been less than amortized cost,
(2) the financial condition and near-term prospects of the issuer and (3) the Company's intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

General

The Company is a progressive community-oriented financial institution which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one to four-family residential real estate, multi-family, commercial construction, and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans and commercial loans have grown from 18.70% and 7.64% of the loan portfolio, respectively, at March 31, 2001 to 60.9% and 11.8%, respectively, at June 30,
2005.   The Company continues to change the composition of its loan portfolio and the deposit base as part of its transition to commercial banking. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its 16 branches are located in Clark
County, the fastest growing county in the State of Washington according to the
U.S. Census Bureau.   The Company's acquisition of American Pacific Bank in
Oregon positions it for growth in the vibrant Portland market as well.

In order to support its strategy of growth without compromising local, personal service to customers and its commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking web site is www.riverviewbank.com.

Market Area

With its home office and six branches in Vancouver, Washington and branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, the Company continues to provide local, personal service to its customers in Southwest Washington. The acquisition of American Pacific Bank in April 2005 resulted in three offices in Oregon, two in the
Portland metropolitan area and one in Aumsville.   The market area for lending
and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties throughout the Columbia River Gorge area of Washington, and Multnomah and Marion Counties in Oregon.

The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Company. Commercial and business banking services are offered by the Business and Professional Banking Division located at both the downtown Vancouver and Portland branch.

Vancouver, located in Clark County, is north of Portland, Oregon. Several large employers including Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech are located in Northern Oregon and Southwestern Washington. Major employers in Portland include Intel Corp., Providence Health System, Fred Meyer, Legacy Health System and Kaiser Permanente. In addition to the expanding industry base, the Columbia River Gorge is a popular tourist destination, generating revenue for all the communities within the area. As a result, the area's economy has become less dependent on the timber industry.

Comparison of Financial Condition at June 30, 2005 and March 31, 2005

At June 30, 2005, the Company had total assets of $737.5 million, compared with $572.6 million at March 31, 2005. The increase in total assets was primarily due to the $128 million in assets acquired in the American Pacific Bank transaction. The balance of the increase was due to organic growth in the loan portfolio and to goodwill recorded in APB transaction.

Cash, including interest-earning accounts, totaled $74.5 million at June 30, 2005, compared to $61.7 million at March 31, 2005. Cash used net of cash acquired in the April 2005 acquisition of American Pacific Bank was $14.7 million.

Loans held for sale totaled $159,000 at June 30, 2005, compared to $510,000 at March 31, 2005. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. It also frees up funds to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $561.0 million at June 30, 2005, compared to $429.4 million at March 31, 2005, an increase of $131.6 million. This increase was largely due to the acquisition of $119.5 million in loans in the American Pacific Bank transaction. Commercial real estate loans increased $112.2 million, due primarily to American Pacific Bank loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Investment securities available-for-sale totaled $24.1 million at June 30,
2005, compared to $22.9 million at March 31, 2005.   Investments of $1.4
million were acquired as a result of the American Pacific Bank transaction.

Mortgage-backed securities available-for-sale totaled $10.8 million at June 30, 2005, compared to $11.6 million at March 31, 2005.

Prepaid expenses and other assets were $2.2 million at June 30, 2005, compared to $1.5 million at March 31, 2005. The $628,000 increase is due primarily to two-year non-compete agreements entered into with executives of American Pacific Bank.

FHLB stock totaled $7.4 million at June 30, 2005. This reflects an increase of $1.2 million as a result of the acquisition of American Pacific Bank.

Premises and equipment, net totaled $9.3 million at June 30, 2005 compared to $8.4 million at March 31, 2005. Fixed assets of $1.1 million were acquired from American Pacific Bank.

Goodwill increased from $9.3 million at March 31, 2005 to $26.4 million at June 30, 2005, an increase of $17.1 million. The increase in goodwill arose as a result of the American Pacific Bank acquisition. As of June 30, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible increased $526,000 due to the American Pacific Bank transaction, offset by amortization of $49,000, for a balance of $1.1 million at June 30, 2005.

Bank owned life insurance increased to $12.7 million at June 30, 2005, from $12.6 million at March 31, 2005, reflecting an increase in cash surrender value of the policies.

Deposit accounts totaled $582.8 million at June 30, 2005, compared to $456.9 million at March 31, 2005. The increase is a combination of $79.7 million in deposits acquired in the American Pacific Bank transaction, and organic growth. The average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased to $340.8 million for the quarter ended June 30, 2005, compared to $289.1 million for the quarter ended March 31, 2005. Transaction accounts represented 64.8% and 66.9% of average total outstanding balance of deposits for the quarters ended June 30, 2005 and March
31, 2005, respectively.   The average outstanding balance of certificates of
deposit increased $42.2 million to $185.3 million, compared to $143.1 million for the quarter ended March 31, 2005. All categories of deposits reflect increases as a result of the American Pacific Bank acquisition.

FHLB advances totaled $58.9 million at June 30, 2005 and $40.0 million at March 31, 2005. The $18.9 million increase was the net effect of $29.9 million in advances acquired in the American Pacific Bank transaction, offset by repayments of $11.0 million.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $17.9 million to $87.4 million at June 30, 2005 from $69.5 million at March 31, 2005. The increase was primarily a result of the $16.7 million of common stock issued in the APB acquisition. An increase in equity of $1.8 million due to earnings for the quarter was partially offset by cash dividends paid to shareholders of $958,000. Exercise of stock options, earned ESOP shares and the tax effect of SFAS No. 115 adjustment to securities comprised the remaining $300,000 increase

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated in accordance with regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk- weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2005.

As of June 30, 2005, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purposes       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
June 30, 2005
Total Capital:
 (To Risk-Weighted
 Assets)          $63,616   10.62%  $47,923     8.0%      $59,904       10.0%
Tier I Capital:
 (To Risk-Weighted
 Assets)           57,090    9.53    23,961     4.0        35,942        6.0
Tier I Capital:
 (To Adjusted
 Tangible
 Assets)           57,090    8.08    21,206     3.0        35,344         5.0
Tangible Capital:
 (To Tangible
 Assets)           57,090    8.08    10,603     1.5           N/A         N/A

                                                          Categorized as "Well
                                                           Capitalized" Under
                                      For Capital          Prompt Corrective
                      Actual        Adequacy Purposes       Action Provision
                   -----------------------------------------------------------
                   Amount   Ratio   Amount     Ratio       Amount      Ratio
                   ------   -----   ------     -----       ------      -----
March 31, 2005
Total Capital:
 (To Risk Weighted
 Assets)          $57,397   12.37%  $37,116     8.0%      $46,396      10.0%
Tier I Capital:
 (To Risk Weighted
 Assets)           53,002   11.42    18,558     4.0        27,837       6.0
Tier I Capital:
 (To Adjusted
 Tangible
 Assets)           53,002    9.54    16,664     3.0        27,773       5.0
Tangible Capital:
 (To Tangible
 Assets)           53,002    9.54     8,332     1.5           N/A       N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at June 30, 2005 (in thousands):

Equity                              $  84,640
Net unrealized securities loss             48
Goodwill and other intangibles        (27,552)
Servicing asset                           (46)
                                    ---------
    Tangible capital                   57,090
General valuation allowance             6,526
                                    ---------
    Total capital                   $  63,616
                                    =========

Liquidity

The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, cash totaled $74.5 million, or 10.1%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2005, the Bank had $58.9 million in outstanding advances from the FHLB of Seattle under an available credit facility of $220.2 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at June 30, 2005. The Bank had no borrowings outstanding under either of these credit arrangements at June 30, 2005.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Off-Balance Sheet Arrangements and Other Contractual Obligations

Through the normal course of operations, the Company enters into certain contractual obligations and other commitments. Obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Commitments generally relate to lending operations.

The Company has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

The Company has commitments to originate fixed and variable rate mortgage loans to customers. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit include funds not disbursed, but committed to construction projects and home equity and commercial lines of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 15 of the Notes to Consolidated Financial Statements.

Asset Quality

The allowance for loan losses was $6.5 million at June 30, 2005 and $4.4 million at March 31, 2005. Management believes the allowance for loan losses at June 30, 2005 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one to four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $2.4 million, or 0.33% of total assets at June 30, 2005, compared with $726,000 or 0.13% of total assets at March 31, 2005. At June 30, 2005 the APB acquisition had no impact on the $2.4 million of non-performing assets. The $1.9 million balance of non-accrual loans is composed of one residential construction loan, two commercial real estate loans, one land loan, two consumer loans, and nine commercial loans. The following table sets forth information regarding the Company's non-performing assets.

                                   June 30, 2005           March 31, 2005
                                   -------------          ---------------
                                          (dollars in thousands)


Loans accounted for on a nonaccrual
basis:
 Residential real estate             $     280               $       -
 Commercial real estate                    391                     198
 Land                                       43                       -
 Commercial                              1,033                      97
 Consumer                                  176                     161
                                      --------                --------
 Total                                   1,923                     456
                                      --------                --------
 Accruing loans which are
 contractually past due
 90 days or more                           497                       -
                                      --------                 --------

Total of nonaccrual and
  90 days past due loans                 2,420                     456
Real estate owned (net)                      -                     270
                                      --------               ---------
 Total non-performing assets          $  2,420               $     726
                                      ========               =========
 Total loans delinquent 90 days
  or more to net loans                    0.43%                   0.10%

 Total loans delinquent 90 days or
  more to total assets                    0.33                    0.08

 Total non-performing assets
  to total assets                         0.33                    0.13



Comparison of Operating Results for the Three Months Ended June 30, 2005 and
2004

Financial Highlights. Net income for the three months ended June 30, 2005 was $1.8 million, or $0.33 per basic share ($0.33 per diluted share), compared to net income of $2.2 million, or $0.46 per basic share ($0.45 per diluted share) for the three months ended June 30, 2004. Net interest income after provision for loan losses increased $1.2 million compared to the same quarter last year. Non-interest income increased in the categories of fees and service charges and asset management fees. The prior year quarter included an $828,000 pre-tax gain on the sale and leaseback of the Company's Camas branch and operations center. The Company's operating results also reflect a $1.3 million increase in other non-interest expenses due to the acquisition of APB in April 2005. Excluding the $828,000 pre-tax gain on the sale of the branch, net income for the three months ended June 30, 2004 was $1.7 million, or $0.34 per basic share and diluted share.

The annualized return on average assets was 1.09% for the three months ended June 30, 2005, compared to 1.74% for the three months ended June 30, 2004.
For the same periods, the annualized return on average common equity was 8.89% compared to 13.32%. The efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of non-interest expenses to total revenue, was 64.77% for the first quarter of fiscal 2006 as compared to 57.54% for the three months ended June 30, 2004.

Net Interest Income. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest- bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The level of non-interest income and expenses also affects the Company's profitability. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains on sales of assets, bank- owned life insurance income and asset management fee income. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three months ended June 30, 2005 was $7.1 million, representing a $1.5 million, or 27.8% increase, compared to the same prior year period. Average interest earning assets increased 32.9% due to organic growth and as a result of the American Pacific Bank acquisition. The increase in interest-earning assets was accompanied by a 34.6% increase in average balances of interest-bearing liabilities to $505.6 million. Growth in interest bearing deposits came from natural growth and deposits acquired from American Pacific Bank. Average interest-earning assets to average interest-bearing liabilities totaled 120.4% for the three-month period ended June 30, 2005 compared to 122.0% in the same prior year period.

Interest Income. Interest income totaled $10.2 million and $7.1 million, for the three months ended June 30, 2005 and 2004, respectively. This improvement was related to a $151.0 million or 32.9% increase in the average balance of interest-earning assets to $609.0 million. The American Pacific Bank acquisition resulted in an increase of $120.0 million in interest-earning assets (see Note 3 of the Notes to Consolidated Financial Statements). The yield on interest-earning assets was 6.76% for the three months ended June 30, 2005 compared to 6.25% for the same three months ended June 30, 2004. During the past year, the Federal Reserve Board has increased federal funds interest rates nine times, resulting in improved yields on both loans and investments.

Riverview did not receive a dividend on FHLB of Seattle stock during the quarter ended June 30, 2005 compared to dividends of $44,000 during the same quarter a year ago. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and it has announced that all future dividends will be suspended until its financial position and performance improves.

Interest Expense. Interest expense was $3.1 million for the three months ended June 30, 2005, compared to $1.5 million for the same period in 2004. Average interest-bearing liabilities increased $130.0 million to $505.6 million for the three months ended June 30, 2005 compared to $375.6 million for the same prior year period. This increase includes the effect of $72.0 million in interest bearing deposits acquired from APB. The change in interest expense reflects the higher rates of interest paid on deposits and FHLB borrowings due to Federal Reserve Board federal funds rate increases during the last year. The weighted average interest rate on total deposits increased to 2.21% for the three months ended June 30, 2005 from 1.25% for the same period in the prior year. The weighted average cost of FHLB borrowings decreased to 4.61% for the three months June 30, 2005 from 4.84% for same period in the prior year. An additional $29.9 million in FHLB borrowings was acquired from American Pacific Bank.

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

                                    Quarter Ended June 30,
                    ---------------------------------------------------------
                                 2005                         2004
                    ---------------------------   ---------------------------
                               Interest                      Interest
                    Average         and  Yield/   Average         and  Yield/
                    Balance   Dividends    Cost   Balance   Dividends    Cost
                    -------   ---------  ------   -------   ---------  ------
                                   (Dollars in thousands)
Interest-earning
 assets:
 Mortgage loans    $434,753    $ 8,009    7.39%   $300,583   $ 5,345    7.13%
 Non-mortgage loans  98,269      1,588    6.48      89,143     1,281    5.76
                   --------      -----   -----    --------    ------   -----
  Total net
   loans(1)         533,022      9,597    7.22     389,726     6,626    6.82

 Mortgage-backed
  securities (2)     13,630        145    4.27      16,184       160    3.97
 Investment
  securities (2)     23,884        290    4.87      32,739       278    3.41
 Daily interest-
  bearing assets     31,379        225    2.88      13,695        31    0.91
 Other earning
  assets              7,058          -    0.00       6,034        44    2.92
                   --------      -----   -----    --------    ------   -----
  Total interest-
   earning assets   608,973     10,257    6.76     458,378     7,139    6.25

Non-interest-earning
 assets:
 Office properties
  and equipment, net  8,691                          9,652
 Other non-interest-
  earning assets     54,500                         39,783
                   --------                       --------
  Total assets     $672,164                       $507,813
                   ========                       ========
Interest-bearing
 liabilities:
 Regular savings
  accounts        $  37,713         51    0.54    $ 29,866        41    0.55
 NOW accounts       124,369        402    1.30     105,131       197    0.75
 Money market
  accounts          101,139        547    2.17      69,013       164    0.95
 Certificates
  of deposit        185,308      1,471    3.18     130,484       641    1.97
                   --------      -----   -----    --------    ------   -----
  Total deposits    448,529      2,471    2.21     334,494     1,043    1.25

 Other interest-
  bearing
  liabilities        57,052        656    4.61      41,100       496    4.84
                   --------      -----   -----    --------    ------   -----
  Total interest-
   bearing
   liabilities      505,581      3,127    2.48     375,594     1,539    1.64

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits           77,587                         60,657
 Other liabilities    6,867                          5,342
                   --------                       --------
  Total
   liabilities      590,035                        441,593
 Shareholders'
  equity             82,129                         66,220
                   --------                       --------
  Total liabilities
   and shareholders'
   equity          $672,164                       $507,813
                   ========                       ========
Net interest income            $ 7,130                       $ 5,600
                               =======                       =======
Interest rate spread                      4.28%                        4.61%
                                        ======                       ======

Net interest margin                       4.70%                        4.90%
                                        ======                       ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            120.45%                      122.04%
                                        ======                       ======
Tax Equivalent
 Adjustment (3)                $    32            $     46
                               =======            ========

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The federal statutory tax rate was 35% and 34% for the three months ended June 30, 2005 and 2004, respectively.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.



                                         Three Months Ended June 30,
                                      ----------------------------------
                                                2005 vs 2004
                                      ----------------------------------
                                      Increase (Decrease)
                                             Due to
                                      -------------------       Total
                                                               Increase
                                      Volume       Rate       (Decrease)
                                      ------      -------     ----------
                                             (In thousands)

Interest Income:
 Mortgage loans                      $ 2,464       $  200      $ 2,664
 Non-mortgage loans                      138          169          307
 Mortgage-backed securities              (26)          11          (15)
 Investment securities (1)               (87)          99           12
 Daily interest-bearing                   73          121          194
 Other earning assets                      6          (50)         (44)
                                     -------       ------      -------
   Total interest income               2,568          550        3,118
                                     -------       ------      -------
Interest Expense:
 Regular savings accounts                 11           (1)          10
 NOW accounts                             40          165          205
 Money market accounts                   102          281          383
 Certificates of deposit                 337          493          830
 Other interest-bearing
  liabilities                            185          (25)         160
                                     -------       ------      -------
   Total interest expense                675          913        1,588
                                     -------       ------      -------
   Net interest income (1)           $ 1,893       $ (363)     $ 1,530
                                     =======       ======      =======
(1)    Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2005 was $450,000, compared to $140,000 for the same period in the prior year. Net charge-offs for the current period were $207,000, compared to $132,000 for the same period last year. The ratio of allowance for loan losses to total net loans was 1.15% at June 30, 2005, compared to 1.16% at June 30, 2004. The acquisition of American Pacific Bank added $1.9 million to the allowance for loan losses. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2005 totaled to 0.16% compared to 0.14% for the same period in the prior year. During the quarter ended June 30, 2005, management evaluated known and inherent risks in the loan portfolio and concluded there was increased credit risk in the commercial real estate loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The estimated commercial real estate loan loss rate was increased by 0.125% to 0.813% to cover the probable losses inherent in the commercial real estate loan portfolio. Management considered the allowance for loan losses at June 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income decreased $453,000 or 17.2% for the
quarter ended June 30, 2005 to $2.2 million compared to $2.6 million for the quarter ended June 30, 2004. In the prior year quarter, an $828,000 pre-tax gain on the sale and leaseback of the Camas branch and operations center facility significantly increased non-interest income. The decrease from prior year due to the gain on sale was partially offset by increases in fees and service charges for the quarter ended June 30, 2005 of $316,000. Asset management fees from fiduciary services also increased, by $92,000. Asset management services income was $364,000 for the quarter ended June 30, 2005, compared to $272,000 for the quarter ended June 30, 2004. RAM Corp. had $202.0 million in total assets under management at June 30, 2005, compared to $141.5 million at June 30, 2004.

In the current quarter a greater portion of the mortgage refinance activity was in brokered mortgage loans which resulted in gains on the sale of loans decreasing $49,000 for the quarter ended June 30, 2005 to $126,000 compared to $175,000 for the quarter ended June 30, 2004. Loan servicing income for the quarter ended June 30, 2005 includes a $10,000 write-up to the market value of mortgage servicing rights as compared to a $16,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same periods, loan-servicing income also included amortization of mortgage servicing rights of $61,000 and $79,000, respectively. The decrease in amortization is due to the reduction of early payoffs of loans sold with servicing retained.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 26.2%, to $6.1 million for the three-month period ended June 30, 2005, compared to $4.8 million for the three months ended June 30, 2004. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was 64.77% for the three months ended June 30, 2005, compared to 57.54% for the same period in the prior year. Excluding the gain on the sale and leaseback of the Company's Camas branch, the efficiency ratio for the three months ended June 20, 2004 was 63.95%.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended June 30, 2005, salaries and employee benefits, which include mortgage broker commission compensation, was $3.4 million, a 28.5% increase over the three months ended June 30, 2004 total of $2.6 million. The majority of the increase is due to the acquisition of American Pacific Bank on April 23, 2005 which added several commercial lenders and branch personnel. This acquisition also contributed to increases in occupancy and depreciation, data processing, telecommunication and other expense.

The acquisition of American Pacific Bank and its $79.7 million in deposits created a $526,000 core deposit intangible ("CDI"), representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI resulting from a 1995 acquisition was fully amortized during the three months ended June 30, 2004. CDI is amortized over a ten-year life using an accelerated amortization method. The amortization expense was $49,000 for the three months ended June 30, 2005 compared to $82,000 for the prior year period.

Other non-interest expense for the three months ended June 30, 2005 was $673,000, a 41.1% increase over the $477,000 for the three months ended June 30, 2004. The majority of the increase over the prior period was due to the acquisition of American Pacific Bank, including amortization expense related to non-compete agreements of $47,000. Increases in printing costs, office supplies, demand account supplies, postage and courier and bank service charges were also attributable to the acquisition. The Bank also recorded $60,000 in deconversion expense related to American Pacific Bank's credit card portfolio which the Bank plans to sell in the second quarter of fiscal year 2006. The prior year quarter included a loss of $107,000 to write off the remaining net book value of the leasehold improvements related to a Today's Bank branch, and a $25,000 write down of other real estate owned to its net realizable value.

Provision for Income Taxes. Provision for income taxes was $918,000 for the three months ended June 30, 2005, compared to $1.0 million for the three months ended June 30, 2004. The effective tax rate for three months ended June 30, 2005 was 33.0% compared to 31.8% for the three months ended June 30, 2004. The effective tax rate increased from prior quarter primarily as a result of state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring American Pacific Bank. The Company's overall effective tax rate at June 30, 2005 takes into account Oregon apportionment factors for property, payroll and sales.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of Directors of acceptable changes in net interest income, and the portfolio value from changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. The Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and the Company's current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analyses to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, the Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in its business plan without exceeding limits set forth in the Company's interest rate risk policy for losses in net interest income and net portfolio value.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.


Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended June 30, 2005, the Company did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
      PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ----------------------------------------------------------------------

        The following table summarizes the Company's share repurchases for the quarter ended June 30, 2005.

                                                    Total Number     Maximum
                                                      of Shares     Number of
                                                    Purchased as   Shares that
                            Total                      Part of      May Yet Be
                          Number of      Average      Publicly     Purchased
                           Shares        Price Paid   Announced     Under the
  Period                 Purchased (1)   per Share     Program      Program(2)
  ------                 -------------   ---------     -------      ----------
April 1 - April 30, 2005         -        $     -            -             -
May 1 - May 31, 2005             -              -            -             -
June 1 - June 30, 2005           -              -            -             -
Total                            -        $     -            -       133,204
                           =======        =======      =======       =======

       (1) Of these shares, no shares were purchased other than through a publicly announced program.

       (2) In September 2002, the Company announced a stock repurchase of up to 5%, or 214,000 shares of its outstanding common stock. This program expires when all shares under the plan have been repurchased. On July 21, 2005 the Company announced a stock repurchase of up to 290,248 shares of its outstanding common stock, representing approximately 5% of outstanding shares.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits
        --------
          (a)  Exhibits:

             3.1    Articles of Incorporation of the Registrant (1)
             3.2    Bylaws of the Registrant (1)
             4      Form of Certificate of Common Stock of the Registrant (1)
             10.1   Employment Agreement with Patrick Sheaffer (2)
             10.2   Employment Agreement with Ronald A. Wysaske (2)
             10.3   Severance Agreement with Karen Nelson (2)
             10.4   Severance Agreement with John A. Karas (3)
             10.5   Employee Severance Compensation Plan (2)

             10.6   Employee Stock Ownership Plan (4)
             10.7   Management Recognition and Development Plan (5)
             10.8   1998 Stock Option Plan (5)
             10.9   1993 Stock Option and Incentive Plan (5)
             10.10  2003 Stock Option Plan (6)
             31.1 Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
             31.2 Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
             32 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


     (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333- 30203), and incorporated herein by reference.
     (2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
     (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
     (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
     (5) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
     (6) Filed as an exhibit to the Registrant's Definitive Annual Meeting Proxy Statement for the 2003 Annual Meeting of Shareholders, and incorporated herein by reference.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           RIVERVIEW BANCORP, INC.


By:   /s/ Patrick Sheaffer           By:    /s/ Ron Dobyns
      -------------------------             ------------------------
      Patrick Sheaffer                      Ron Dobyns
      Chairman of the Board                 Senior Vice President
      Chief Executive Officer               (Chief Financial and Accounting
      (Principal Executive Officer)         Officer)



Date:  August 9, 2005                Date:  August 9, 2005

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




Date:  August 9, 2005
                                   /S/ Patrick Sheaffer
                                   ------------------------------
                                   Patrick Sheaffer
                                   Chairman and Chief Executive Officer

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting





Date:  August 9, 2005
                                   /S/ Ron Dobyns
                                   ----------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc's financial condition and results of operations.



  /S/ Patrick Sheaffer                     /S/ Ron Dobyns
  ----------------------                   ----------------------
  Patrick Sheaffer                         Ron Dobyns
  Chief Executive Officer                  Chief Financial Officer


  Dated:  August 9, 2005                   Dated:  August 9, 2005