Form 10-Q
period 2005-09-30
RIVERVIEW BANCORP INC
filed 2005-11-07
CIK 1041368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2005

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____ to _____

                        Commission File Number: 0-22957


                               RIVERVIEW BANCORP, INC.
 -----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

       Washington                                            91-1838969
 --------------------------------------------              ---------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
  or organization)                                          I.D. Number)


 900 Washington St., Ste. 900,Vancouver, Washington           98660
 --------------------------------------------------         ---------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (360) 693-6650
                                                        ---------------

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

Indicate by check mark whether the registrant is a shell corporation (as defined in Exchange Act Rule 12b-2).
Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 5,811,936 shares outstanding as of October 25, 2005.

                                 Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                   INDEX

Part I.  Financial Information                                             Page
         ---------------------                                             ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 2005 and March 31, 2005                         1

         Consolidated Statements of Income
         Three and Six Months Ended September 30, 2005 and 2004              2

         Consolidated Statements of Shareholders' Equity
         Year Ended March 31, 2005 and the
         Six Months Ended September 30, 2005                                 3

         Consolidated Statements of Comprehensive Income
         Three and Six Months Ended September 30, 2005 and 2004              4

         Consolidated Statements of Cash Flows
         Six Months Ended September 30, 2005 and 2004                        5

         Notes to Consolidated Financial Statements                       6-14

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   14-28

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         28

Item 4:  Controls and Procedures                                            29


Part II. Other Information                                               30-31
         -----------------

Item 1:  Legal Proceedings

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchaser of Equity Securities

Item 3:  Defaults Upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

SIGNATURES                                                                  32

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND MARCH 31, 2005

                                                       SEPTEMBER 30,  MARCH 31,
(In thousands, except share data) (Unaudited)              2005         2005
-------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of $33,110
   and $45,501)                                        $  56,486    $  61,719
Loans held for sale                                            -          510
Investment securities available for sale, at fair
   value (amortized cost of $24,147 and $22,993)          24,143       22,945
Mortgage-backed securities held to maturity, at
   amortized cost (fair value of $2,223 and $2,402)        2,202        2,343
Mortgage-backed securities available for sale, at fair
   value (amortized cost of $10,047 and $11,756)           9,898       11,619
Loans receivable (net of allowance for loan losses of
   $6,752 and $4,395)                                    579,443      429,449
Real estate owned                                              -          270
Prepaid expenses and other assets                          1,824        1,538
Accrued interest receivable                                2,807        2,151
Federal Home Loan Bank stock, at cost                      7,350        6,143
Premises and equipment, net                               11,862        8,391
Deferred income taxes, net                                 2,377        2,624
Mortgage servicing intangible, net                           414          470
Goodwill                                                  26,354        9,214
Core deposit intangible, net                               1,001          578
Bank owned life insurance                                 12,848       12,607
                                                       ---------    ---------
TOTAL ASSETS                                           $ 739,009    $ 572,571
                                                       =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest-bearing                                $  93,965    $  79,508
   Interest-bearing                                      505,715      377,370
                                                       ---------    ---------
                                                         599,680      456,878

Accrued expenses and other liabilities                     8,920        5,858
Advance payments by borrowers for taxes and insurance        325          313
Federal Home Loan Bank advances                           40,938       40,000
                                                       ---------    ---------
Total liabilities                                        649,863      503,049

COMMITMENTS AND CONTINGENCIES                                  -            -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized,
  issued and outstanding, none                                 -            -
Common stock, $.01 par value; 50,000,000 authorized, issued
  and outstanding:
   September 30, 2005 - 5,811,940 issued, 5,811,936
     outstanding                                              58           50
   March 31, 2005 - 5,015,753 issued, 5,015,749
     outstanding
Additional paid-in capital                                58,139       41,112
Retained earnings                                         32,339       29,874
Unearned shares issued to employee stock ownership trust  (1,289)      (1,392)
Accumulated other comprehensive loss                        (101)        (122)
                                                       ---------    ---------
Total shareholders' equity                                89,146       69,522
                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 739,009    $ 572,571
                                                       =========    =========
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME               Three Months      Six Months
                                                   Ended            Ended
                                                September 30,     September 30,
(In thousands, except share data)(Unaudited)    2005     2004     2005     2004
-------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans receivable       $ 11,010  $ 6,997 $ 20,607 $ 13,623
Interest on investment securities - taxable      195      125      381      249
Interest on investment securities - non-taxable   43       43       86       87
Interest on mortgage-backed securities           138      164      283      324
Other interest and dividends                     250      201      504      340
                                            --------  ------- -------- --------
     Total interest income                    11,636    7,530   21,861   14,623
                                            --------  ------- -------- --------
INTEREST EXPENSE:
Interest on deposits                           3,059    1,260    5,530    2,303
Interest on borrowings                           482      504    1,138    1,000
                                            --------  -------  -------  -------
     Total interest expense                    3,541    1,764    6,668    3,303
                                            --------  -------  -------  -------
Net interest income                            8,095    5,766   15,193   11,320
     Less provision for loan losses              450       50      900      190
     Net interest income after provision    --------  -------  -------  -------
      for loan losses                          7,645    5,716   14,293   11,130
                                            --------  -------  -------  -------
NON-INTEREST INCOME:
Fees and service charges                       1,598    1,142    3,084    2,312
Asset management fees                            342      257      706      529
Gain on sale of loans held for sale               77      137      203      312
Gain on sale of real estate owned                  -        -       21        -
Loan servicing income (expense)                   (8)      15       19       34
Gain on sale of land and fixed assets              -        1        -      829
Gain on sale of credit card portfolio            304        -      304        -
Bank owned life insurance                        122      122      242      276
Other                                             47       24       90       46
                                            --------  -------  -------  -------
     Total non-interest income                 2,482    1,698    4,669    4,338
                                            --------  -------  -------  -------

NON-INTEREST EXPENSE:
Salaries and employee benefits                 3,441    2,587    6,840    5,233
Occupancy and depreciation                       883      739    1,686    1,512
Data processing                                  373      237      738      486
Amortization of core deposit intangible           55       34      104      115
Advertising and marketing expense                306      222      537      473
Federal Deposit Insurance Corporation insurance
  premium                                         17       15       32       30
State and local taxes                            148      122      283      275
Telecommunications                                99       70      162      134
Professional fees                                388      129      752      252
Other                                            551      459    1,223      936
                                            --------  -------  -------  -------
     Total non-interest expense                6,261    4,614   12,357    9,446
                                            --------  -------  -------  -------

INCOME BEFORE INCOME TAXES                     3,866    2,800    6,605    6,022
PROVISION FOR INCOME TAXES                     1,304      898    2,222    1,921
                                            --------  -------  -------  -------
NET INCOME                                  $  2,562 $  1,902 $  4,383 $  4,101
                                            ========  =======  =======  =======
  Earnings per common share:
     Basic                                  $   0.45 $   0.40 $   0.79 $   0.85
     Diluted                                    0.45     0.39     0.78     0.84
  Weighted average number of shares outstanding:
     Basic                              5,654,661 4,812,154 5,553,872 4,801,528
     Diluted                            5,721,905 4,885,447 5,621,343 4,875,146
     Cash Dividends Per Share               $   0.17 $   0.155 $  0.34 $   0.31

                  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2005

                                                                                         Unearned
                                                                                         Shares
                                                                                         Issued to
                                                                                         Employee   Accumulated
                                                Common Stock      Additional             Stock      Other
                                                                  Paid-In     Retained   Ownership  Comprehensive
(In thousands, except share data)(Unaudited)    Shares  Amount    Capital     Earnings   Trust      Income(Loss)      Total
----------------------------------------------------------------------------------------------------------------------------
Balance April 1, 2004                        4,974,975  $   50    $ 40,187    $ 26,330   $ (1,598)   $      213    $  65,182

  Cash dividends ($0.62 per share)                   -       -           -      (2,985)         -             -       (2,985)
  Exercise of stock options                     40,774       -         536           -          -             -          536
  Earned ESOP shares                                 -       -         314           -        206             -          520
  Tax benefit, stock option                          -       -          75           -          -             -           75
                                             ---------  ------    --------    --------   --------    ----------    ---------
                                             5,015,749      50      41,112      23,345     (1,392)          213       63,328
Comprehensive income:
  Net income                                         -       -           -       6,529          -             -        6,529
  Other comprehensive income:
    Unrealized holding loss on
    securities of $1,120 (net of $577
    tax effect) less classification
    adjustment for net losses
    included in net income of $785
    (net of $404 tax effect)                         -       -           -           -          -          (335)        (335)
                                                                                                                       -----
Total comprehensive income                           -       -           -           -          -             -        6,194
                                             ---------  ------    --------    --------   --------    ----------    ---------
Balance March 31, 2005                       5,015,749      50      41,112      29,874     (1,392)         (122)      69,522

  Cash dividends ($0.34 per share)                   -       -           -      (1,918)         -             -       (1,918)
  Exercise of stock options                      7,822       -         107           -          -             -          107
  Stock issued in connection with
   acquisition                                 788,365       8      16,706           -          -             -       16,714
  Earned ESOP shares                                 -       -         159           -        103             -          262
  Tax benefit, stock option                                             55                                                55
                                             ---------  ------    --------    --------   --------    ----------    ---------
                                             5,811,936      58      58,139      27,956     (1,289)         (122)      84,742
Comprehensive income:
  Net income                                         -       -           -       4,383          -             -        4,383
  Other comprehensive income:
    Unrealized holding gain on
    securities of $21 (net of $11
    tax effect)                                      -       -           -           -          -            21           21
Total comprehensive income                           -       -           -           -          -             -        4,404
                                             ---------  ------    --------    --------   --------    ----------    ---------
Balance September 30, 2005                   5,811,936  $   58    $ 58,139    $ 32,339   $ (1,289)     $   (101)    $ 89,146
                                             =========  ======    ========    ========   ========    ==========    =========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)(Unaudited)                 Three Months         Six Months
                                        Ended September 30,  Ended September 30,
                                          2005      2004       2005      2004
                                         ------    ------     ------    ------
Net income                              $ 2,562   $ 1,902    $ 4,383   $ 4,101
Other comprehensive income:
  Change in fair value of
  securities available for sale,
  net of tax                                (53)      (32)        21      (718)
                                         ------    ------     ------    ------
Total comprehensive income              $ 2,509   $ 1,870    $ 4,404   $ 3,383
                                         ======    ======     ======    ======


See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(In thousands)(Unaudited)                                      2005      2004
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 4,383   $ 4,101
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization                                  855       834
  Mortgage servicing rights valuation adjustment                 (11)      (18)
  Provision for loan losses                                      900       190
  Provision (benefit)  for deferred income taxes                 142        (5)
  Noncash expense related to ESOP                                263       254
  Increase in deferred loan origination fees, net of
    amortization                                                 335        27
  Federal Home Loan Bank stock dividend                            -       (85)
  Origination of loans held for sale                          (9,160)  (14,445)
  Proceeds from sales of loans held for sale                   9,704    14,449
  Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and
   premises and equipment                                       (206)     (943)
  Income from bank owned life insurance                         (242)     (276)
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses and other assets    (412)    2,314
    Decrease in accrued interest receivable                     (121)      (17)
    Increase (decrease) in accrued expenses and other
      liabilities                                              1,647      (818)
                                                             -------   -------
       Net cash provided by operating activities               8,077     5,562
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                         (314,354) (196,327)
  Principal repayments/refinance on loans                    282,789   191,987
  Proceeds from call, maturity, or sale of investment
   securities available for sale                               5,250     2,000
  Principal repayments on investment securities available
    for sale                                                      37        37
  Purchase of investment securities available for sale        (4,996)        -
  Purchase of mortgage-backed securities available for sale        -    (5,000)
  Principal repayments on mortgage-backed securities
    available for sale                                         1,709     1,969
  Principal repayments on mortgage-backed securities
    held to maturity                                             141        89
  Purchase of premises and equipment                          (1,954)      (86)
  Acquisition, net of cash received                          (14,663)        -
  Additions to real estate owned                                   -       (47)
  Proceeds from sale of real estate owned and premises
    and equipment                                                273       122
                                                             -------   -------
       Net cash used in investing activities                 (45,768)   (5,256)
                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts                            63,047     2,588
  Dividends paid                                              (1,709)   (1,411)
  Proceeds from Federal Home Loan Bank advances                    -    15,100
  Repayment of Federal Home Loan Bank advances               (29,000)  (15,100)
  Net increase (decrease) in advance payments by borrowers        12       (42)
  Proceeds from exercise of stock options                        108       296
                                                             -------   -------
       Net cash provided by financing activities              32,458     1,431
                                                             -------   -------

NET (DECREASE) INCREASE IN CASH                               (5,233)    1,737
CASH, BEGINNING OF PERIOD                                     61,719    47,907
                                                             -------   -------
CASH, END OF PERIOD                                         $ 56,486  $ 49,644
                                                             =======   =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                $  6,548  $  3,352
    Income taxes                                               1,704     1,500

SUPPLEMENTAL DISCLOSURE OF BANK ACQUISITION
  Issuance of common stock                                  $(16,713) $      -
  Investments acquired                                         1,417         -
  Fair value of loans receivable acquired                    119,536         -
  Other assets acquired                                        3,372         -
  Deposits assumed                                           (79,755)        -
  Borrowings and other liabilities assumed                   (30,334)        -
  Goodwill                                                    17,140         -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared and accrued in other liabilities       $    958  $    744
  Receivable from sale and leaseback of premises                   -     2,391
  Financed sale of real estate owned                               -       578
  Fair value adjustment to securities available for sale          32    (1,088)
  Increased construction in process in accounts payable          937         -
  Income tax effect related to fair value adjustment             (11)      370


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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3.  ACQUISITION

On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"), a commercial bank located in Portland, Oregon. The cost to acquire APB's 2,804,618 shares of common stock was payment in cash for 1,404,000 shares at a transaction value of $11.94 per share and the issuance of 788,365 shares of the Company's common stock at a price of $21.20 per share for the remaining 1,400,618 shares. All APB stock options were cashed out at a cost of $873,240, the difference between the transaction value of $11.94 per share and the options' respective exercise prices prior to completion of the merger. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of APB were recorded at their respective fair values. The resulting core deposit intangible is being amortized using an accelerated method over ten years. The excess of the purchase price over net fair value of the assets and liabilities acquired was recorded as goodwill in the amount of $17.1 million. Goodwill is not tax deductible because the transaction is nontaxable for Internal Revenue Service purposes. The purchased assets and assumed liabilities were recorded as follows (dollars in thousands):

  Assets
  ------
    Cash                                     $   3,433
    Investments                                  1,417
    Building and equipment                       1,080
    Loans                                      119,536
    Core deposit intangible                        526
    Goodwill                                    17,140
    Other, net                                   1,766
                                              --------
  Total assets                                 144,898

  Liabilities
  -----------
    Deposits                                   (79,755)
    Borrowings                                 (29,882)
    Other liabilities                             (452)
                                              --------
  Total liabilities                           (110,089)

  Net acquisition costs                      $  34,809

  Less:

  Stock issued in acquisition                  (16,713)

  Cash acquired                                 (3,433)
  Cash used in acquisition, net               --------
    of cash acquired                         $  14,663
                                              ========

The following unaudited pro forma financial information for the three and six months ended September 30, 2005 and 2004 assumes that the APB acquisition occurred as of April 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the APB acquisition been consummated on the date indicated.

                                           Three Months Ended  Six Months Ended
(In thousands, except per share data)        September 30,       September 30,
                                           ------------------------------------
                                            2005      2004      2005      2004
                                           ------    ------    ------    ------
       Net interest income                $ 8,095   $ 7,136  $ 15,084  $ 13,939
       Non-interest income                  2,482     1,856     4,656     3,792
       Non-interest expense                 6,261     5,706    12,805    12,930
       Net income                         $ 2,562   $ 2,141  $  4,015  $  3,096
         Earnings per common share:
           Basic                          $  0.45   $  0.38  $   0.72  $   0.55
           Diluted                           0.45      0.38      0.71      0.55


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

                                           Three Months Ended  Six Months Ended
                                             September 30,       September 30,
                                           ------------------------------------
                                            2005      2004      2005      2004
                                           ------    ------    ------    ------
  Net income (in thousands):
    As reported                           $ 2,562   $ 1,902   $ 4,383   $ 4,101
    Deduct: Total stock based compensation
     expense determined under fair value
     based method for all options, net of
     related tax benefit                      (17)      (23)     (105)      (47)
                                            -----     -----     -----     -----
    Pro forma                               2,545     1,879     4,278     4,054
  Earnings per common share - basic:
    As reported                           $  0.45   $  0.40   $  0.79   $  0.85
    Pro forma                                0.45      0.39      0.77      0.84
  Earnings per common share - fully diluted:
    As reported                           $  0.45   $  0.39   $  0.78   $  0.84
    Pro forma                                0.45      0.39      0.76      0.83

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

                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                        ---------------------------------------
                                         2005       2004       2005       2004
                                        ------     ------     ------     ------
Basic EPS computation:
  Numerator-net income              $2,562,000 $1,902,000 $4,383,000 $4,101,000
  Denominator-weighted average
    common shares outstanding        5,654,661  4,812,154  5,553,872  4,801,528
Basic EPS                           $     0.45 $     0.40 $     0.79 $     0.85
                                     ========   =========  =========  =========
Diluted EPS computation:
  Numerator-net income              $2,562,000 $1,902,000 $4,383,000 $4,101,000
  Denominator-weighted average
    common shares outstanding        5,654,661  4,812,154  5,553,872  4,801,528
    Effect of dilutive stock options    67,244     73,293     67,471     73,618
    Effect of dilutive MRDP shares           -          -          -          -
                                     ---------  ---------  ---------  ---------
    Weighted average common shares
      and common stock equivalents   5,721,905  4,885,447  5,621,343  4,875,146
Diluted EPS                         $     0.45 $     0.39 $     0.78 $     0.84
                                     ========   =========  =========  =========

6. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):
                                                Gross       Gross      Estimated
                                     Amortized  Unrealized  Unrealized  Fair
                                     Cost       Gains       Losses      Value
                                     ---------  ----------  ----------  -------
  September 30, 2005
  ------------------
  Trust Preferred                     $  5,000   $      38   $       -  $ 5,038
  Agency securities                     15,214           -        (134)  15,080
  Municipal bonds                        3,933          92           -    4,025
                                       -------     -------     -------   ------
       Total                          $ 24,147   $     130   $    (134) $24,143
                                       =======     =======     =======   ======
  March 31, 2005
  --------------
  Trust Preferred                     $  5,000   $      31   $       -  $ 5,031
  Agency securities                     14,021           -        (179)  13,842
  Municipal bonds                        3,972         100           -    4,072
                                       -------     -------     -------   ------
       Total                          $ 22,993   $     131   $    (179) $22,945
                                       =======     =======     =======   ======

The contractual maturities of investment securities available for sale are as follows (in thousands):
                                                        Amortized     Estimated
  September 30, 2005                                         Cost    Fair Value
  ------------------                                    ---------    ----------
Due in one year or less                                 $   1,099    $    1,095
Due after one year through five years                      16,052        15,982
Due after ten years                                         6,996         7,066
                                                         --------     ---------
       Total                                            $  24,147    $   24,143
                                                         ========     =========

Investment securities with an amortized cost of $9.9 million and $9.0 million and a fair value of $9.8 million and $8.9 million at September 30, 2005 and March 31, 2005, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at both September 30, 2005 and March 31, 2005 were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $498,000 and a fair value of $515,000 at September 30, 2005 were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million at both September 30, 2005 and March 31, 2005 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2005 are as follows (in thousands):


                           Less than         12 months
                           12 months         or longer         Total
                           ----------------------------------------------------
                            Fair Unrealized   Fair Unrealized   Fair Unrealized
Description of Securities  Value    Losses   Value    Losses   Value    Losses
                           -----    ------   -----    ------   -----    ------
Agency securities        $10,561    $  (64) $3,930    $  (70)$14,491    $ (134)
                          ------    ------   -----    ------  ------    ------
  Total temporarily
    impaired securities  $10,561    $  (64) $3,930    $  (70)$14,491    $ (134)
                          ======    ======   =====    ======  ======    ======

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the six-month periods ended September 30, 2005 and 2004.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                Gross       Gross      Estimated
                                     Amortized  Unrealized  Unrealized  Fair
September 30, 2005                   Cost       Gains       Losses      Value
------------------                   ---------  ----------  ----------  -------
Real estate mortgage investment
 conduits                            $   1,757  $        8  $        -  $ 1,765
FHLMC mortgage-backed securities           154           3           -      157
FNMA mortgage-backed securities            291          10           -      301
                                      --------   ---------   ---------  -------
     Total                           $   2,202  $       21  $        -  $ 2,223
                                      ========   =========   =========  =======
March 31, 2005
--------------
Real estate mortgage investment
 conduits                            $   1,802  $       43  $        -  $ 1,845
FHLMC mortgage-backed securities           218           6           -      224
FNMA mortgage-backed securities            323          10           -      333
                                      --------   ---------   ---------  -------
     Total                           $   2,343  $       59  $        -  $ 2,402
                                      ========   =========   =========  =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                      Amortized      Estimated
September 30, 2005                                         Cost      Fair Value
------------------                                    ---------      ----------
Due after one year or less                            $      12      $       13
Due after one year through five years                         1               1
Due after five years through ten years                       25              26
Due after ten years                                       2,164           2,183
                                                      ---------      ----------
     Total                                            $   2,202      $    2,223
                                                      =========      ==========

Mortgage-backed securities held to maturity with an amortized cost of $1.8 million and $1.8 million and a fair value of $1.8 million and $1.9 million at September 30, 2005 and March 31, 2005, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $206,000 and $248,000 and a fair value of $213,000 and $255,000 at September 30, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                Gross       Gross      Estimated
                                     Amortized  Unrealized  Unrealized  Fair
September 30, 2005                   Cost       Gains       Losses      Value
------------------                   ---------  ----------  ----------  -------
Real estate mortgage investment
 conduits                             $  1,545    $     17     $     -  $ 1,562
FHLMC mortgage-backed securities         8,319           4        (174)   8,149
FNMA mortgage-backed securities            183           4           -      187
                                       -------     -------     -------  -------
     Total                            $ 10,047    $     25     $  (174) $ 9,898
                                       =======     =======     =======  =======
March 31, 2005
--------------
Real estate mortgage investment
 conduits                             $  1,846    $     27     $     -  $ 1,873
FHLMC mortgage-backed securities         9,677          12        (182)   9,507
FNMA mortgage-backed securities            233           6           -      239
                                       -------     -------     -------  -------
     Total                            $ 11,756    $     45     $  (182) $11,619
                                       =======     =======     =======  =======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                Amortized     Estimated
September 30, 2005                                   Cost     Fair Value
------------------                              ---------     ----------
Due after one year or less                      $       -     $        -
Due after one year through five years                 868            872
Due after five years through ten years              7,701          7,530
Due after ten years                                 1,478          1,496
                                                 --------      ---------
     Total                                      $  10,047     $    9,898
                                                 ========      =========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $9.9 million and $11.5 million and a fair value of $9.7 million and $11.4 million at September 30, 2005 and March 31, 2005, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $30,000 and $45,000 and a fair value of $31,000 and $47,000 at September 30, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2005 are as follows (in thousands):

                             Less than 12 months   12 months or longer    Total
                             --------------------------------------------------
Description of Securities    Fair Unrealized   Fair Unrealized   Fair Unrealized
                            Value    Losses   Value    Losses   Value    Losses
                            -----    ------   -----    ------   -----    ------
FHLMC mortgage-backed
  securities               $7,407    $ (174) $    -   $     -  $7,407   $ (175)
     Total temporarily      -----     -----   -----    ------   -----    -----
       impaired securities $7,407    $ (174) $    -   $     -  $7,407   $ (175)
                            =====     =====   =====    ======   =====    =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the six months ended September 30, 2005 and 2004.

8. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                                      September 30,   March 31,
                                                          2005          2005
Residential:                                          ------------    ---------
   One- to four-family                                   $  32,251    $  36,514
   Multi-family                                              2,019        2,568
Construction:
   One- to four-family                                      44,618       44,415
   Commercial real estate                                   54,224       11,138
Commercial                                                  69,401       58,042
Consumer:
   Secured                                                  28,730       28,782
   Unsecured                                                 1,688        1,668
Land                                                        42,532       29,151
Commercial real estate                                     314,776      224,691
                                                          --------     --------
                                                           590,239      436,969
Less:
   Deferred loan fees, net                                   4,044        3,125
   Allowance for loan losses                                 6,752        4,395
                                                          --------     --------
      Loans receivable, net                              $ 579,443    $ 429,449
                                                          ========     ========


Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the

Bank's shareholders' equity, excluding accumulated other comprehensive income/(loss). As of September 30, 2005 and March 31, 2005, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

9.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                           Three Months Ended  Six Months Ended
                                                September 30,     September 30,
                                           ------------------------------------
                                             2005      2004     2005      2004
                                            ------    ------   ------    ------
Beginning balance                          $ 6,526   $ 4,489  $ 4,395   $ 4,481
Provision for losses                           450        50      900       190
Charge-offs                                   (253)     (263)    (511)     (396)
Recoveries                                      29       148       80       149
Acquisition                                      -         -    1,888         -
                                            ------    ------   ------    ------
Total allowance for loan losses              6,752     4,424    6,752     4,424
Allowance for unfunded commitments             408       207      408       207
                                            ------    ------   ------    ------
Allowance for credit losses                $ 7,160   $ 4,631  $ 7,160   $ 4,631
                                            ======    ======   ======    ======
Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):
                                           Three Months Ended  Six Months Ended
                                                September 30,     September 30,
                                           ------------------------------------
                                             2005      2004     2005      2004
                                            ------    ------   ------    ------
Beginning balance                          $   329   $   179  $   253   $   191

Net change in allowance for unfunded loan
  commitments and lines of credit               79        28      155        16
                                            ------    ------   ------    ------
Ending balance                             $   408   $   207  $   408   $   207
                                            ======    ======   ======    ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. The provision for unfunded commitments is charged to non-interest expense.

At September 30, 2005 and March 31, 2005, there were no loans classified as impaired requiring an allowance for loan losses in accordance with SFAS 114 (as amended by SFAS 118). The average investment in impaired loans was $1.1 million, $1.3 million and $1.0 million during the six months ended September 30, 2005, September 30, 2004, and the year ended March 31, 2005, respectively. Interest income recognized on impaired loans was $40,000, $5,000 and $9,000 for the six months ended September 30, 2005, September 30, 2004 and the year ended March 31, 2005, respectively. Loans past due 90 days or more and still accruing interest totaled $131,000 and none at September 30, 2005 and March 31, 2005 respectively. Total loans on nonaccrual at September 30, 2005 and 2004 were $871,000 and $1.3 million, respectively. The gross amount of interest income on the nonaccrual loans that would have been recorded during the six months ended September 30, 2005 and 2004 if the nonaccrual loans had been current in accordance with their original terms was $61,422 and $45,603, respectively.

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

11.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):
                                           Three Months Ended  Six Months Ended
                                                September 30,     September 30,
                                           ------------------------------------
                                             2005      2004     2005      2004
                                            ------    ------   ------    ------
Balance at beginning of period, net        $   458   $   601  $   470   $   624
  Additions                                     26        31       65        71
  Amortization                                 (71)      (70)    (132)     (149)
  Change in valuation allowance                  1         2       11        18
                                            ------    ------   ------    ------
Balance at end of period, net              $   414   $   564  $   414   $   564
                                            ======    ======   ======    ======
Valuation allowance at beginning of period $    74   $    90  $    84   $   106
  Change in valuation allowance                 (1)       (2)     (11)      (18)
                                            ------    ------   ------    ------
Valuation allowance at end of period       $    73   $    88  $    73   $    88
                                            ======    ======   ======    ======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At September 30, 2005 and March 31, 2005, the fair value of MSRs totaled $1.0 million and $1.1 million, respectively. The September 30, 2005 fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 128 to 841.

Amortization expense for the net carrying amount of MSRs at September 30, 2005 is estimated as follows (in thousands):
                                         Year Ending
                                          March 31,
                                       ---------------
                                       2006      $  85
                                       2007        112
                                       2008         90
                                       2009         72
                                       2010         33
                                     After 2010     22
                                                  ----
                                       Total     $ 414
                                                  ====
12.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $1.0 million at September 30, 2005 and $578,000 at March 31, 2005. Amortization expense related to the core deposit intangible during the six months ended September 30, 2005 and 2004 totaled $104,000 and $115,000, respectively.

Amortization expense for the net core deposit intangible at September 30, 2005 is estimated to be as follows (in thousands):
                                         Year Ending
                                          March 31,
                                       ---------------
                                       2006     $  106
                                       2007        184
                                       2008        155
                                       2009        131
                                       2010        111
                                     After 2010    314
                                                 -----
                                       Total    $1,001
                                                 =====
13.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                              At September 30,     At March 31,
                                              ---------------      ------------
                                                   2005               2005
                                                  ------             ------
Federal Home Loan Bank advances                  $40,938            $40,000
Weighted average interest rate:                     3.75%              5.05%

Borrowings have the following maturities at September 30, 2005 (in thousands):

                                         Year Ending
                                          March 31,
                                       ---------------
                                       2006   $  7,938
                                       2007     28,000
                                       2008      5,000
                                                ------
                                       Total  $ 40,938
                                                ======
14.   NEW ACCOUNTING PRONOUNCEMENTS

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

15.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $408,000 at September 30, 2005.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of September 30, 2005 (in thousands):

                                                    Contract or
                                                       Notional
                                                         Amount
                                                    -----------
Commitments to originate loans:
       Adjustable-rate                                $  31,137
       Fixed-rate                                         1,920
Standby letters of credit                                 1,902
Undisbursed loan funds, and unused lines of credit      168,055
                                                       --------
       Total                                          $ 203,014
                                                       ========
At September 30, 2005, the Company had no firm commitments to sell residential loans to FHLMC.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2005, loans under warranty totaled $114.4 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

In the quarter ended September 30, 2005, the $2.6 million dollar credit card portfolio acquired from APB was sold for a pre-tax gain of $304,000. The gain was the result of selling $2.6 million of credit card loans to US Bank National Association, ND doing business as Elan Financial Services ("Elan"). Elan has recourse on certain delinquent loans for one year from the date of the sale, August 16, 2005. In the quarter ended September 30, 2005, the Bank recorded an estimated recourse liability in the amount of $76,000 to recognize this recourse provision.

At September 30, 2005, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                             Within     1-3       4-5       Over        Total
                             1 year     Years     Years     5 Years     Balance
                             ------     -----     -----     -------     -------
Certificates of deposit    $114,679   $48,410   $28,260     $ 5,540    $196,889
FHLB advances                27,938    13,000         -           -      40,938
Operating leases              1,177     2,277     1,881       1,620       6,955
Total other contractual     -------    ------    ------      ------     -------
  obligations              $143,794   $63,687   $30,141     $ 7,160    $244,782
                            =======    ======    ======      ======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Management performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. This impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related to the
Bank.   If the fair value exceeds the carrying value, goodwill of the Bank unit is not considered impaired and no additional analysis is necessary. As of September 30, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

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

The Company's underlying principle in determining whether an impairment is other-than-temporary is that an impairment shall be deemed other-than-temporary unless positive evidence indicating that the investment's carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary. Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all. Factors considered in evaluating whether a decline in value is other-than-temporary include: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company's intent and ability to retain the investment for a period of time. In situations in which the security's fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, and that the decline is due solely to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

General

The Company is a progressive community-oriented financial institution which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family, commercial construction, and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans (including commercial real estate construction loans) and commercial loans have grown from 18.70% and 7.64% of the loan portfolio, respectively, at March 31, 2001 to 62.5% and 11.8%,
respectively, at September 30, 2005.   Significant increase in loans  came from
the April 2005 APB acquisition. The Company continues to change the composition of its loan portfolio and the deposit base as part of its transition to commercial banking. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its 16 branches are located in Clark County, the fastest growing county in the State of Washington according to the U.S. Census
Bureau.   The Company's acquisition of APB positions it for growth in the vibrant Portland, Oregon market as well.

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

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking web site is www.riverviewbank.com
                             ---------------------
Market Area

With its home office and six branches in Vancouver, Washington and branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, the Company continues to provide local, personal service to its customers in Southwest Washington. The acquisition of APB in April 2005 resulted in three offices in Oregon, two in the Portland metropolitan area and
one in Aumsville.   The market area for lending and deposit taking activities
encompasses Clark, Cowlitz, Skamania and Klickitat Counties throughout the Columbia River Gorge area of Washington, and Multnomah and Marion Counties in Oregon.

The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Company. Commercial and business banking services are offered by the Business and Professional Banking Division located at both the downtown Vancouver and Portland branches.

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

Comparison of Financial Condition at September 30, 2005 and March 31, 2005

At September 30, 2005, the Company had total assets of $739.0 million, compared with $572.6 million at March 31, 2005. The $166,438 increase in total assets was primarily attributable to the $128 million in assets acquired in the APB transaction. The balance of the increase was due to organic growth in the loan portfolio and to goodwill recorded in the APB acquisition.

Cash, including interest-earning accounts, totaled $56.5 million at September 30, 2005, compared to $61.7 million at March 31, 2005. The decrease reflects the cash used net of cash acquired in the April 2005 acquisition of APBAmerican Pacific Bank of $14.7 million.

No loans were held for sale at September 30, 2005, compared to $510,000 at March 31, 2005. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $579.4 million at September 30, 2005, compared to $429.4 million at March 31, 2005, an increase of $150.0 million. This increase was largely attributable to the acquisition of $119.5 million in loans in the APB transaction. Commercial real estate loans increased $90.1 million, which was primarily attributable to APB loans. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available-for-sale totaled $24.1 million at September 30,
2005, compared to $22.9 million at March 31, 2005.   Investments securities of
$1.4 million were acquired as a result of the APB acquisition, which contributed to the increase.

Mortgage-backed securities available-for-sale totaled $9.9 million at September 30, 2005, compared to $11.6 million at March 31, 2005. The decrease is attributable to pay downs.

Prepaid expenses and other assets were $1.8 million at September 30, 2005, compared to $1.5 million at March 31, 2005. The $286,000 increase is primarily a result of two-year non-compete agreements entered into with executives of APB.

FHLB stock totaled $7.4 million at September 30, 2005, compared to $6.1 million at March 31, 2005. This reflects an increase of $1.3 million as a result of the APB acquisition.

Premises and equipment, net totaled $11.9 million at September 30, 2005 compared to $8.4 million at March 31, 2005. The increase includes fixed assets of $1.1 million that were acquired from APB and construction costs for the Bank's new operations center and a branch office. Construction in progress at September 30, 2005 was $2.7 million which primarily represents the costs of constructing the new operations center and the new 192nd Avenue branch in Vancouver, Washington that are scheduled to be completed in the third quarter of fiscal year 2006.

Goodwill increased $17.2 million to $26.4 million at September 30, 2005 from $9.2 million at March 31, 2005 as a result of the APB acquisition. As of September 30, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible increased $526,000 as result of the APB acquisition, which was offset by the amortization of $104,000, for a balance of $1.0 million at September 30, 2005.

Bank owned life insurance increased to $12.8 million at September 30, 2005, from $12.6 million at March 31, 2005, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $599.7 million at September 30, 2005, compared to $456.9 million at March 31, 2005. The increase is attributed to a combination of $79.7 million in deposits acquired in the APB transaction, and organic growth. The average outstanding balance of checking accounts and money market accounts ("transaction accounts") increased to $384.3 million for quarter ended September 30, 2005, compared to $289.1 million for the quarter ended March 31, 2005. Transaction accounts represented 66.1% and 66.9% of average total outstanding balance of deposits for the quarters ended September
30, 2005 and March 31, 2005, respectively.   The average outstanding balance of
certificates of deposit increased $53.7 million to $196.8 million, compared to $143.1 million for the quarter ended March 31, 2005. All categories of deposits reflect increases as a result of the APB acquisition.

FHLB advances totaled $40.9 million at September 30, 2005 and $40.0 million at March 31, 2005. The $936,000 increase was the net effect of $29.9 million in advances acquired in the APB transaction, which was offset by repayments of $29.0 million.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $19.6 million to $89.1 million at September 30, 2005 from $69.5 million at March 31, 2005. The increase was primarily a result
of the $16.7 million of common stock issued in the APB acquisition.   An
increase in equity of $4.4 million due to earnings for the six months was partially offset by cash dividends paid to shareholders of $1.9 million. Exercise of stock options, earned ESOP shares and the tax effect of SFAS No. 115 adjustment to securities comprised the remaining $424,000 increase

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated in accordance with regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of September 30, 2005.

As of September 30, 2005, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):
                                                           Categorized as "Well
                                                              Capitalized" Under
                                           For Capital        Prompt Corrective
                                Actual     Adequacy Purposes  Action Provision
                             --------------------------------------------------
                              Amount  Ratio   Amount   Ratio    Amount    Ratio
                              ------  -----   ------   -----    ------    -----
September 30, 2005
Total Capital:
(To Risk-Weighted Assets)    $66,600  10.52% $50,608     8.0%  $63,310    10.0%
Tier I Capital:
(To Risk-Weighted Assets)     59,848   9.45   25,324     4.0    37,986     6.0
Tier I Capital:
(To Adjusted Tangible Assets) 59,848   8.43   21,310     3.0    35,517     5.0
Tangible Capital:
(To Tangible Assets)          59,848   8.43   10,655     1.5       N/A     N/A

                                                           Categorized as "Well
                                                              Capitalized" Under
                                           For Capital        Prompt Corrective
                                Actual     Adequacy Purposes  Action Provision
                             --------------------------------------------------
                              Amount  Ratio   Amount   Ratio    Amount    Ratio
                              ------  -----   ------   -----    ------    -----
March 31, 2005
Total Capital:
(To Risk Weighted Assets)    $57,397  12.37% $37,116     8.0%  $46,396    10.0%
Tier I Capital:
(To Risk Weighted Assets)     53,002  11.42   18,558     4.0    27,837     6.0
Tier I Capital:
(To Adjusted Tangible Assets) 53,002   9.54   16,664     3.0    27,773     5.0
Tangible Capital:
(To Tangible Assets)          53,002   9.54    8,332     1.5       N/A     N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at September 30, 2005 (in thousands):


           Equity                              $  87,300
           Net unrealized securities loss            101
           Goodwill and other intangibles        (27,512)
           Servicing asset                           (41)
                                                --------
                Tangible capital                  59,848
           General valuation allowance             6,752
                                                --------
                Total capital                  $  66,600
                                                ========
Liquidity

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, cash totaled $56.5 million, or 7.6%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2005, the Bank had $40.9 million in outstanding advances from the FHLB of Seattle under an available credit facility of $220.3 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at September 30, 2005. The Bank had no borrowings outstanding under either of these credit arrangements at September 30, 2005.

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

The Company has obligations under long-term operating leases, principally for building space and land. Lease terms generally cover a five-year period, with options to extend, and are not subject to cancellation.

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

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 15 of the Notes to Consolidated Financial Statements contained herein.

Asset Quality

The allowance for loan losses was $6.8 million at September 30, 2005 and $4.4 million at March 31, 2005. Management believes the allowance for loan losses at September 30, 2005 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one to four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.0 million, or 0.14% of total assets at September 30, 2005, compared with $726,000 or 0.13% of total assets at March 31, 2005. The $871,000 balance of non-accrual loans is composed of three commercial real estate loans, one consumer loans, and four commercial loans. The following table sets forth information regarding the Company's non-performing assets.

                                                September 30,       March 31,
                                                   2005               2005
                                                  ------             ------
                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Commercial real estate                         $   631            $   198
  Commercial                                         226                 97
  Consumer                                            14                161
                                                   -----              -----
     Total                                           871                456
                                                   -----              -----
  Accruing loans which are contractually
    past due 90 days or more                         172                  -
                                                   -----              -----
  Total of nonaccrual and 90 days past due loans   1,043                456
                                                   -----              -----
  Real estate owned (net)                              -                270
                                                   -----              -----
     Total non-performing assets                 $ 1,043            $   726
                                                   =====              =====
  Total loans delinquent 90 days or more
    to net loans                                    0.18%              0.10%
  Total loans delinquent 90 days or more
    to total assets                                 0.14               0.08

     Total non-performing assets to total assets    0.14               0.13

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Financial Highlights. Net income for the three months ended September 30, 2005 was $2.6 million, or $0.45 per basic share ($0.45 per diluted share), compared to net income of $1.9 million, or $0.40 per basic share ($0.39 per diluted share) for the three months ended September 30, 2004. Net interest income after provision for loan losses increased $1.9 million compared to the same quarter last year. Non-interest income increased in the categories of fees and service charges, asset management fees, gain on sale of credit card portfolio and other. The current quarter included an $304,000 pre-tax gain on the sale of the $2.6 million dollar credit card portfolio acquired in the APB acquisition. The Company's operating results also reflect a $1.6 million increase in other non-interest expenses, which are primarily attributable to the APB acquisition. Excluding the $304,000 pre-tax gain on the sale of the credit card portfolio, net income for the three months ended September 30, 2004 was $2.4 million, or $0.42 per basic share and $0.41 million per diluted share.

The annualized return on average assets was 1.40% for the three months ended September 30, 2005, compared to 1.45% for the three months ended September 30, 2004. For the same periods, the annualized return on average common equity was 11.36% compared to 11.14%. The efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of non-interest expenses to total revenue, was 58.28% for the second quarter of fiscal 2006 as compared to 60.81% for the three months ended September 30, 2004.

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

Net interest income for the three months ended September 30, 2005 was $8.1 million, representing a $2.3 million, or 40.4% increase, compared to the same prior year period. Average interest earning assets increased 38.6% as a result of organic growth and in connection with the APB acquisition. The increase in interest-earning assets was accompanied by a 41.5% increase in average balances of interest-bearing liabilities to $538.5 million for the three months ended September 30, 2005 from $380.5 million for the comparable period in 2004. Growth in interest bearing deposits came from natural growth and deposits acquired from APB. Average interest-earning assets to average interest-bearing liabilities totaled 121.3% for the three-month period ended September 30, 2005 compared to 123.8% in the same prior year period.

Interest Income. Interest income increased $4.1 million, or 54%, to $11.6 million for the three months ended September 30, 2005 compared to $7.5 million, for the three months ended September 30, 2004. The close of the APB acquisition in April 2005 resulted in an increase of $121.0 million in interest-earning assets (see Note 3 of the Notes to Consolidated Financial Statements). The yield on interest-earning assets was 7.08% for the three months ended September 30, 2005 compared to 6.38% for the same three months ended September 30, 2004. During the past year, the Federal Reserve Board has increased federal funds interest rates eight times, resulting in improved yields on both loans and investments.

Riverview did not receive a dividend on FHLB of Seattle stock during the quarter ended September 30, 2005 compared to dividends of $41,200 during the same quarter a year ago. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

Interest Expense. Interest expense increased to $3.5 million for the three months ended September 30, 2005, compared to $1.8 million for the same period in 2004. Average interest-bearing liabilities increased $157.9 million to $538.5 million for the three months ended September 30, 2005 compared to $380.5 million for the same prior year period. This increase includes the effect of $72.3 million in interest bearing deposits acquired from APB. The change in interest expense reflects the higher rates of interest paid on deposits and FHLB borrowings attributable to Federal Reserve Board federal funds rate increases during the last year. The weighted average interest rate on total deposits increased to 2.46% for the three months ended September 30, 2005 from 1.47% for the same period in the prior year. The weighted average cost of FHLB borrowings decreased to 4.16% for the three months September 30, 2005 from 5.00% for same period in the prior year. Also attributable to the increase was an additional $29.9 million in FHLB borrowings that was acquired from APB.

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

                                           Quarter Ended September 30,
                               ------------------------------------------------
                                         2005                     2004
                               -----------------------  -----------------------
                                       Interest                 Interest
                               Average    and    Yield/ Average    and   Yield/
                               Balance Dividends  Cost  Balance Dividends  Cost
                               ------- --------- ------ ------- --------- -----
                                             (Dollars in thousands)
Interest-earning assets:
  Mortgage loans              $479,397   $ 9,294 7.69% $298,205   $ 5,623 7.48%
  Non-mortgage loans           100,700     1,716 6.76    90,789     1,374 6.00
                               -------    ------ ----   -------     ----- ----
     Total net loans (1)       580,097    11,010 7.53   388,994     6,997 7.14

  Mortgage-backed securities(2) 12,668       138 4.32    16,347       164 3.98
  Investment securities (2)(3)  24,250       260 4.25    32,060       279 3.45
  Daily interest-bearing assets 29,034       248 3.39    27,795        95 1.36
  Other earning assets           7,350         -(4) -     6,078        41 2.68
     Total interest-earning    -------    ------ ----   -------     ----- ----
       assets                  653,399    11,656 7.08   471,274     7,576 6.38

Non-interest-earning assets:
  Office properties and
    equipment, net              10,029                    8,541
  Other non-interest-earning
  assets                        62,076                   40,079
                               -------                  -------
     Total assets             $725,504                 $519,894
                               =======                  =======
Interest-bearing liabilities:
  Regular savings accounts    $ 38,507        53 0.55% $ 31,665        44 0.55%
  NOW accounts                 131,771       505 1.52    97,043       189 0.77
  Money market accounts        125,407       824 2.61    73,550       189 1.02
  Certificates of deposit      196,782     1,677 3.38   138,281       838 2.40
                               -------     ----- ----   -------     ----- ----
     Total deposits            492,467     3,059 2.46   340,539     1,260 1.47

  Other interest-bearing
    liabilities                 46,003       482 4.16    40,000       504 5.00
     Total interest-bearing    -------     ----- ----   -------     ----- ----
    liabilities                538,470     3,541 2.61   380,539     1,764 1.84

Non-interest-bearing liabilities:
 Non-interest-bearing deposits  88,650                   65,166
Other liabilities                8,926                    6,428
                               -------                  -------
     Total liabilities         636,046                  452,133
  Shareholders' equity          89,458                   67,761
     Total liabilities and
       shareholders' equity   $725,504                $519,894
                               =======                 =======
Net interest income                      $ 8,115                  $ 5,812
                                           =====                    =====
Interest rate spread                             4.47%                    4.54%
                                                 ====                     ====
Net interest margin                              4.93%                    4.89%
                                                 ====                     ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                          121.34%                  123.84%
                                               ======                   ======
Tax equivalent adjustment (3)            $    22                  $    46
                                              ==                       ==
(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The statutory tax rate was 35% and 34% for the three months ended September 30, 2005 and 2004, respectively.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                               Three Months Ended September 30,
                                                        2005 vs. 2004
                                               Increase (Decrease)
                                                Due to                  Total
                                               ------------------     Increase
                                                Volume      Rate     (Decrease)
                                               --------    ------     --------
                                                       (In thousands)
Interest Income:
  Mortgage loans                               $  3,509   $   162     $  3,671
  Non-mortgage loans                                158       184          342
  Mortgage-backed securities                        (39)       13          (26)
Investment securities (1)                           (76)       57          (19)
Daily interest-bearing                                4       149          153
Other earning assets                                  7       (48)         (41)
                                                 ------    ------       ------
     Total interest income                        3,563       517        4,080
                                                 ------    ------       ------
Interest Expense:
Regular savings accounts                              9         -            9
NOW accounts                                         85       231          316
Money market accounts                               197       438          635
Certificates of deposit                             427       412          839
Other interest-bearing liabilities                   70       (92)         (22)
                                                 ------    ------       ------
     Total interest expense                         788       989        1,777
                                                 ------    ------       ------
     Net interest income (1)                   $  2,775   $  (472)    $  2,303
                                                 ======    ======       ======
 (1) Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2005 was $450,000, compared to $50,000 for the same period in the prior year. Net charge-offs for the current period were $224,000, compared to $115,000 for the same period last year. The ratio of allowance for credit losses to total net loans was 1.22% at September 30, 2005, compared to 1.18% at September 30, 2004. Annualized net charge-offs to average net loans for the three-month period ended September 30, 2005 increased to 0.15% compared to 0.12% for the same period in the prior year. During the quarter ended September 30, 2005, management evaluated known and inherent risks in the loan portfolio and concluded there was increased credit risk in the commercial real estate loan, commercial construction, speculative construction, and multifamily loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The estimated loan loss rate for commercial real estate loans was increased by 0.062% to 0.875%, commercial construction loans was increased by 0.125% to 0.875%, speculative construction loans was increased by 0.25% to 0.75% and multifamily loans was increased by 0.375% to 0.875% to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at September 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $784,000 or 46.2%, to $2.5
million for the quarter ended September 30, 2005 compared to $1.7 million for the quarter ended September 30, 2004. The current quarter included a $304,000 pre-tax gain on the sale of the $2.6 million dollar credit card portfolio acquired from APB. The gain was the result of selling $2.6 million of credit card loans to US Bank National Association, ND doing business as Elan Financial Services ("Elan"). Elan has recourse on certain delinquent loans for one year from the date of the sale, August 16, 2005. In the quarter ended September 30, 2005, the Bank recorded an estimated recourse liability in the amount of $76,000
to recognize this recourse provision.   As part of the sale, the Bank entered
into an agency agreement with Elan, allowing customers to continue carrying Riverview Community Bank's branded cards with a broader array of product offerings. This agreement will also provide a continuing revenue stream tied to application volume through Riverview' branch system. The increase from the same period in prior year also reflects organic growth and the APB acquisition impact on deposit related fees and service charges. Asset management fees from fiduciary services increased by $85,000. Asset management services income was $342,000 for the quarter ended September 30, 2005, compared to $257,000 for the quarter ended September 30, 2004. RAM Corp. had $212.3 million in total assets under management at September 30, 2005, compared to $155.6 million at September 30, 2004.

In the current quarter a greater portion of the mortgage refinance activity was in brokered mortgage loans which resulted in gains on the sale of loans decreasing $60,000 for the quarter ended September 30, 2005 to $77,000 compared to $137,000 for the quarter ended September 30, 2004. Loan servicing income for the quarter ended September 30, 2005 includes a $1,000 write-up to the market value of mortgage servicing rights as compared to a $2,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same periods, loan-servicing income also included amortization of mortgage servicing rights of $71,000 and $70,000, respectively.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 35.7%, to $6.3 million for the three-month period ended September 30, 2005, compared to $4.6 million for the three months ended September 30, 2004. The increase in non-interest expense reflects the April 2005 acquisition of APB. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization and lower of cost or market adjustments). The Company's efficiency ratio excluding intangible asset amortization and lower cost or market adjustments was, 58.28% for the three months ended September 30, 2005, compared to 60.81% for the same period in the prior year. The Company's efficiency ratio (non-interest expense divided by net interest income plus non-interest income) was 59.19% for the three months ended September 30, 2005 as
compared to 61.82% compared to the same period in the prior year.    Excluding
the gain on the of the credit card portfolio, the efficiency ratio for the three months ended September 30, 2005 was 60.95%.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended September 30, 2005, salaries and employee benefits, which include mortgage broker commission compensation, was $3.4 million, a 33.0% increase over $2.6 million for the three months ended September 30, 2004. The majority of the increase is a result of the acquisition of APB, which added several commercial lenders and branch personnel. This acquisition also contributed to increases in occupancy and depreciation, data processing, telecommunication and other expense.

The amortization expense of core deposits ("CDI") was $55,000 for the three months ended September 30, 2005 compared to $34,000 for the prior year period. The acquisition of APB and its $79.7 million in deposits created a $526,000 core deposit intangible CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI
of $820,000.   CDI is amortized over a ten-year life using an accelerated amortization method.

Other non-interest expense for the three months ended September 30, 2005 was $551,000, a 20.0% increase over the $459,000 for the three months ended September 30, 2004. The majority of the increase over the prior period was attributable to the APB, including amortization expense related to non-compete agreements of $70,000. Increases in printing costs, office supplies, demand account supplies, postage and courier and bank service charges were also attributable to the acquisition.

Provision for Income Taxes. Provision for income taxes was $1.3 million for the three months ended September 30, 2005, compared to $898,000 for the three months ended September 30, 2004. The effective tax rate for three months ended June 30, 2005 was 33.7% compared to 32.1% for the three months ended September 30, 2004. The effective tax rate increased from the prior quarter primarily as a result of state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring APB. The Company's overall effective tax rate at September 30, 2005 takes into account Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2004

Financial Highlights. Net income for the six months ended September 30, 2005 was $4.4 million, or $0.79 per basic share ($0.78 per diluted share), compared to net income of $4.1 million, or $0.85 per basic share ($0.84 per diluted share) for the six months ended September 30, 2004. The Company's improved operating results reflect growth in average interest earning-assets and interest-bearing liabilities, combined with a $304,000 gain on the sale of the bank card loan portfolio acquired from APB.

The annualized return on average assets was 1.25% for the six months ended September 30, 2005, compared to 1.59% for the six months ended September 30, 2004. For the same periods, the annualized return on average common equity was 10.19% compared to 12.21%. The Company's efficiency ratio (non-interest expense divided by net interest income plus non-interest income) was 62.21% for the six months ended September 30, 2005 as compared to 60.33% compared to the same period in the prior year. In addition, the efficiency ratio (excluding intangible asset amortization and lower cost or market adjustments) for the six months ended September 30, 2005 was 61.32% compared to 59.10% for the six months ended September 30, 2004.

Net Interest Income. Net interest income for the six months ended September 30, 2005 was $15.2 million, representing a $3.9 million, or a 34.2% increase, compared to $11.3 million for the same prior year period. This improvement reflected a 35.8% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans and daily interest-bearing assets, partially offset by a decrease in the average balance of residential mortgage loans and mortgage-backed securities) to $631.31 million. The increase in interest-earning assets was offset by a 38.1% increase in average balance of interest-bearing liabilities (an increase in all deposit categories) to $522.1 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.91% in the six-month period ended September 30, 2005 from 122.95% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $21.9 million and $14.6 million, for the six months ended September 30, 2005 and 2004, respectively. The increased interest income of $7.3 million reflects the 35.8% increase in interest earning assets for the current six month period compared to the same period in the prior year, which is attributable to organic growth and the APB acquisition. The yield on interest-earning assets was 6.92% for the six months ended September 30, 2005 compared to 6.31% for the six months ended September 30, 2004. The increased yield in all loan categories reflects the mixture of interest rate changes during this period in the prime rate and other indexes used to price loans.

Interest Expense. Interest expense was $6.7 million for the six months ended September 30, 2005 an increase of 102% from $3.3 million for the same period in the prior year. Average interest-bearing liabilities increased $144.0 million to $522.1million for the six months ended September 30, 2005 from $378.1 million for the same prior year period. The change in interest expense reflects the higher rates of interest paid on deposits and FHLB borrowings and the increased balance of interest-bearing liabilities when comparing average balances at September 30, 2005 and September 30, 2004. The weighted average interest rate on total deposits increased to 2.34% for the six months ended September 30, 2005 from 1.36% for the same period in the prior year. The weighted average interest rate of FHLB borrowings decreased to 4.41% for the six months ended September 30, 2005 from 4.92% for same period in the prior year. The level of liquidity in the first six months of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and APB and allowed the pay down of FHLB borrowings.

                                         Six Months Ended September 30,
                               ------------------------------------------------
                                         2005                     2004
                               -----------------------  -----------------------
                                       Interest                 Interest
                               Average    and    Yield/ Average    and   Yield/
                               Balance Dividends  Cost  Balance Dividends  Cost
                               ------- --------- ------ ------- --------- -----
                                             (Dollars in thousands)
Interest-earning assets:
  Mortgage loans              $457,198  $ 17,303  7.55%$299,388  $ 10,967 7.31%
  Non-mortgage loans            99,490     3,304  6.62   89,970     2,656 5.89
                               -------   ------- ------ -------   ------- -----
     Total net loans (1)       556,688    20,607  7.38  389,358    13,623 6.98

  Mortgage-backed securities(2) 13,146       283  4.29   16,266       324 3.97
  Investment securities(2)(3)   24,068       550  4.56   32,398       557 3.43
  Daily interest-bearing assets 30,200       475  3.14   20,783       126 1.21
  Other earning assets           7,205         -(4)  -    6,056        85 2.80
     Total interest-earning    -------   ------- ------ -------   ------- -----
       assets                  631,307    21,915  6.92  464,861    14,715 6.31

Non-interest-earning assets:
  Office properties and
    equipment, net               9,364                    9,093
  Other non-interest-earning
    assets                      58,309                   39,933
                               -------                  -------
     Total assets             $698,980                 $513,887
                               =======                  =======
Interest-bearing liabilities:
  Regular savings accounts    $ 38,112       105  0.55% $30,771        85 0.55%
  NOW accounts                 128,090       907  1.41  101,065       386 0.76
  Money market accounts        113,339     1,371  2.41   71,294       353 0.99
  Certificates of deposit      191,076     3,147  3.28  134,404     1,479 2.19
                               -------   ------- ------ -------   ------- -----
     Total deposits            470,617     5,530  2.34  337,534     2,303 1.36

  Other interest-bearing
    liabilities                 51,497     1,138  4.41   40,547     1,000 4.92
     Total interest-bearing    -------   ------- ------ -------   ------- -----
       liabilities             522,114     6,668  2.55  378,081     3,303 1.74

Non-interest-bearing liabilities:
  Non-interest-bearing deposits 83,149                   62,924
  Other liabilities              7,904                    5,888
                               -------                  -------
     Total liabilities         613,167                  446,893
  Shareholders' equity          85,813                   66,994
     Total liabilities and     -------                  -------
       shareholders' equity   $698,980                 $513,887
                               =======                  =======
  Net interest income                    $15,247                  $11,412
                                          ======                   ======
  Interest rate spread                            4.37%                   4.57%
                                                  ====                    ====
  Net interest margin                             4.82%                   4.90%
  Ratio of average interest-earning               ====                    ====
    assets to average interest-bearing
    liabilities                                 120.91%                 122.95%
                                                ======                  ======
  Tax Equivalent Adjustment (3)          $    54                  $    91
                                          ======                   ======
(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3) Includes tax equivalent adjustment in interest income. The statutory tax rate was 35% and 34% for the three months ended September 30, 2005 and 2004, respectively.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change

                                                Six Months Ended September 30,
                                               -------------------------------
                                                        2005 vs. 2004
                                               -------------------------------
                                               Increase (Decrease)
                                                Due to                  Total
                                               ------------------     Increase
                                                Volume      Rate     (Decrease)
                                               --------    ------     --------
                                                       (In thousands)
Interest Income:
Mortgage loans                                 $  5,965   $   371     $  6,336
Non-mortgage loans                                  298       350          648
Mortgage-backed securities                          (66)       25          (41)
Investment securities (1)                          (164)      157           (7)
Daily interest-bearing                               77       272          349
Other earning assets                                 13       (98)         (85)
                                               --------    ------     --------
Total interest income                             6,123     1,077        7,200
                                               --------    ------     --------
Interest Expense:
Regular savings accounts                             20         -           20
NOW accounts                                        124       397          521
Money market accounts                               296       722        1,018
Certificates of deposit                             765       903        1,668
Other interest-bearing liabilities                  250      (112)         138
                                               --------    ------     --------
Total interest expense                            1,455     1,910        3,365
                                               --------    ------     --------
Net interest income (1)                        $  4,668   $  (833)    $  3,835
                                               ========    ======     ========
(1) Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the six-month period ended September 30, 2005 was $900,000, compared to $190,000 for the same period in the prior year. Net charge-offs for the six months ended September 30, 2005 were $431,000, compared to $247,000 for the same period of last year. The ratio of allowance for credit losses to total net loans increased to 1.22% from 1.18% at September 30, 2004. The acquisition of APB in April 2005 added $1.9 million to the allowance for loan losses. Net charge-offs to average net loans for the six-month period ended September 30, 2005 increased to 0.16% from 0.13% for the same period in the prior year. During the six months ended September 30, 2005, management evaluated known and inherent risks in the loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The estimated loan loss rate for commercial real estate loans was increased by 0.125% to 0.875%, commercial construction loans was increased by 0.125% to 0.875%, speculative construction loans was increased by 0.25% to 0.75% and multi-family loans was increased by 0.375% to 0.875% to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at September 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $331,000 or 7.6%, to $4.7
million for the six months ended September 30, 2005 from $4.3 million for the six months ended September 30, 2004. The increase reflected the impact of the APB acquisition, increased asset management fees, increased mortgage broker fee income and sale of the APB credit card portfolio. For the six months ended September 30, 2005, mortgage broker fee income, which is included in fees and service charges, increased $442,000 to $1.1 million compared to $658,000 for the same period in the prior year. The prior year non-interest income reflects the gain on the sale and leaseback of the Camas branch and operations center of $828,000 during the first fiscal quarter of 2005.

In the six month period ended September 30, 2005, a greater portion of the mortgage refinance activity was in brokered mortgage loans which resulted in gains on the sale of loans decreasing $109,000 to $203,000 compared to $312,000 for the six months ended September 30, 2004. Loan servicing income for the six months ended September 30, 2005 includes an $11,000 write-up to the market value of mortgage servicing rights as compared to an $18,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same six month periods in 2005 and 2004, loan-servicing income also included amortization of mortgage servicing rights of $132,000 and $149,000, respectively

Asset management services income was $706,000 for the six months ended September 30, 2005, compared to $529,000 for the six months ended September 30, 2004. RAMCorp. had $212.3 million in total assets under management at September 30, 2005, compared to $155.6 million at September 30, 2004.

Non-Interest Expense. Non-interest expense increased $2.9 million, or 30.8%, to $12.4 million for the six month period ended September 30, 2005, compared to $9.4 million for the six months ended September 30, 2004. The primary reason for the increase was the April 22, 2005 acquisition of APB.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the six months ended September 30, 2004, salaries and employee benefits, which include mortgage broker commission compensation, was $6.8 million, an increase of 30.7% from $5.2 million for the six months ended September 30, 2004. Full-time equivalent employees increased to 237 at September 30, 2005 from 193 at September 30, 2004 which is principally attributable to the APB acquisition. The APB acquisition also contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The amortization of CDI was $104,000 for the six months ended September 30, 2005 compared to $115,000 for the same period in the prior year. The April 2005 acquisition of APB and its $79.7 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI resulting from a 1995 acquisition was fully amortized during the three months ended June 30, 2004. CDI is amortized over a ten-year life using an accelerated amortization method.

Other non-interest expense was $1.2 million for the six months ended September 30, 2005, or a 30.7% increase over $936,000 for the six months ended September 30, 2004. The majority of the increase over the prior period resulted from the acquisition of APB, including amortization expense related to non-compete agreements of $117,000. Increases in printing costs, office supplies, demand account supplies, postage and courier and bank service charges were also attributable to the APB acquisition.

Provision for Federal Income Taxes. Provision for federal income taxes was $2.2 million for the six months ended September 30, 2005, compared to $1.9 million for the six months ended September 30, 2004 as a result of higher income before taxes. The effective tax rate for six months ended September 30, 2004 was 33.6% compared to 31.9% for the six months ended September 30, 2004. The Company's overall effective tax rate at September 30, 2005 takes into account Oregon apportionment factors for property, payroll and sales.

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

In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor were any corrective actions required, regarding its internal controls or other factors that could materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ---------------------------------------------------------------------
     The following table summarizes the Company's share repurchases for the quarter ended September 30, 2005.
                                          Total Number of
                                Average   Shares Purchased   Maximum Number of
                                Price     as Part of         Shares that May Yet
               Total Number of  Paid      Publicly Announced Be Purchased Under
Period         Shares Purchased per Share Program            the Program(1)
July 1 - July 31,
 2005                      -    $      -              -                  -
August 1 - August 31,
 2005                      -           -              -                  -
September 1 -
 September 30, 2005        -           -              -                  -
                      ------      ------         ------            -------
Total                      -    $      -              -            290,248
                      ======      ======         ======            =======


(1) On July 21, 2005 the Company announced a stock repurchase of up to 290,248 shares of its outstanding common stock, representing approximately 5% of outstanding shares.


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

       10.11 Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan
       10.12 Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan
       31.1 Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       31.2 Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       32   Certifications of the Chief Executive Officer and Chief Financial
             Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6) Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894). and incorporated herein by reference.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            RIVERVIEW BANCORP, INC.


By:   /s/Patrick Sheaffer          By:  /s/ Ron Dobyns
      -------------------               --------------
      Patrick Sheaffer                  Ron Dobyns
      Chairman of the Board             Senior Vice President
      Chief Executive Officer           (Chief Financial and Accounting Officer)
      (Principal Executive Officer)


Date: November 3, 2005             Date: November 3, 2005

Exhibit 10.11

Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan

                           RIVERVIEW BANCORP, INC.

                           2003 STOCK OPTION PLAN

                       INCENTIVE STOCK OPTION AGREEMENT

ISO NO. _____

 This Option is granted on ______________ ____, ____ (the "Grant Date"),- by Riverview Bancorp, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

     1. Option Grant and Exercise Period.  The Corporation here-by grants to the
        --------------------------------
Optionee an Incentive Stock Option ("Option") to purchase, pursuant to the Riverview Bancorp, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

     Except as provided in Sections 8 and 9 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Vancouver, Washington time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service. The aggregate Market Value (as determined on the Grant Date) of the Option Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee in any calendar year shall not exceed One Hundred Thousand Dollars ($100,000.00). To the extent that this Option does not qualify as an Incentive Stock Option for any reason, it shall be deemed ab initio to be a Non-Qualified Stock Option.

     2. Method of Exercise of This Option.  This Option may be exercised during
        ----------------------------------
the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

    Cumulative Number of
    Option Shares Exercisable             Date
    -------------------------            ------


The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 12 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

 3. Delivery and Registration of the Option Shares.  The Corporation's
    -----------------------------------------------
obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

 4. Nontransferability of This Option.  This Option may not be assigned,
    ----------------------------------
encumbered, transferred, pledged or hypothecated except, in the event of the death of the Optionee, by will or the applicable laws of descent and distribution to the extent provided in Section 5 below. This Option is exercisable during the Optionee's lifetime only by the Optionee or a person acting with the legal authority of the Optionee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred by will or by the laws of descent and distribution.

 5. Termination of Service or Death or Disability of the Optionee.  Except as
    --------------------------------------------------------------
provided in this Section 5 and in Section 9 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

     If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of three months immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 9 below.

     In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within one year following the death or Disability of the Optionee, but in no event after the Expiration Date.

     Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

     6. Notice of Sale.  The Optionee or any person to whom the Option Shares
        ---------------
shall have been transferred shall promptly give notice to the Corporation in the event of the sale or other disposition of the Option Shares within the later of
(i) two years from the Grant Date or (ii) one year from the date of exercise of this Option. Such notice shall specify the number of the Option Shares sold or otherwise disposed of and be directed to the address set forth in Section 12 below.

     7. Adjustments for Changes in Capitalization of the Corporation.  In the
        -------------------------------------------------------------
event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determi-nation shall be conclusive.

     8. Effect of Merger or Other Reorganization.  In the event of any merger,
        -----------------------------------------
consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee. The exercise of the right provided herein shall result in that portion of this Option so exercised being disqualified as an incentive stock option for tax purposes and being deemed a non-qualified stock option for tax purposes.

     9. Effect of Change in Control.  If a tender offer or exchange offer for
        ----------------------------
Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

    10. Stockholder Rights Not Granted by This Option.  The Optionee is not
        ----------------------------------------------
entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

    11. Withholding Tax.  Where the Optionee or another person is entitled to
        ----------------
receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

    12. Notices.  All notices hereunder to the Corporation shall be delivered or
        --------
mailed to it addressed to the Corporate Secretary of Riverview Bancorp, Inc., 900 Washington Street, Suite 900, Vancouver, Washington 98660. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

    13. Plan and Plan Interpretations as Controlling.  This Option and the terms
        ---------------------------------------------
and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

    14. Optionee Service.  Nothing in this Option shall limit the right of the
        -----------------
Corporation or any of its Affiliates to terminate the Optionee's service as an employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

    15. Amendment.  The Committee may waive any conditions of or rights of the
        ----------
Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

    16. Optionee Acceptance.  The Optionee shall signify his acceptance of the
        --------------------
terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in
Section 12 above.

     IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                        RIVERVIEW BANCORP, INC.


                                        By:________________________________

                                        Its:________________________________



                                        ACCEPTED:



                                        __________________________________
                                        (Signature)


                                        __________________________________
                                        (Street Address)


                                        __________________________________
                                        (City, State and Zip Code)

                                 Exhibit 10.12

  Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan

                             RIVERVIEW BANCORP, INC.

                             2003 STOCK OPTION PLAN

                     NON-QUALIFIED STOCK OPTION AGREEMENT

NQSO NO. _____

 This Option is granted on ______________ ____, ____ (the "Grant Date"), by Riverview Bancorp, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

     1. Option Grant and Exercise Period.  The Corporation hereby grants to the
        ---------------------------------
Optionee a Non-Qualified Option ("Option") to purchase, pursuant to the Riverview Bancorp, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

     Except as provided in Sections 7 and 8 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Vancouver, Washington time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service.

     2. Method of Exercise of This Option.  This Option may be exercised during
        ----------------------------------
the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.

              Cumulative Number of
              Option Shares Exercisable             Date
              -------------------------            ------


The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 11 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

     3. Delivery and Registration of the Option Shares.  The Corporation's
        -----------------------------------------------
obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

     4. Nontransferability of This Option.  This Option may not be assigned,
        ----------------------------------
encumbered, transferred, pledged or hypothecated except, (i) in the event of the death of the Optionee, by will or the applicable laws of descent and distribution, (ii) pursuant to a "domestic relations order," as defined in
Section 414(p)(1)(B) of the Code, (iii) by gift to any member of the Optionee's immediate family or to a trust for the benefit of one or more of such immediate family members. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee or a person acting with the legal authority of the Optionee unless it has been transferred as permitted hereby, in which case it shall be exercisable only by such transferee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred in accordance with this Section 4.

     5. Termination of Service or Death or Disability of the Optionee.  Except
        --------------------------------------------------------------
as provided in this Section 5 and in Section 8 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

     If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of one year immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 8 below.

     In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred pursuant to Section 4 may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within two years following the death or Disability of the Optionee, but in no event after the Expiration Date.

     Cause shall mean termination of the employment of the Optionee with either the Corporation or any Affiliate, as the case may be, because of the Optionee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties or willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Corporation or its Affiliates) or final cease-and-desist order. No act or failure to act by the Optionee shall be considered willful unless the Optionee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Corporation.

     Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred pursuant to Section 4 the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

     6. Adjustments for Changes in Capitalization of the Corporation.  In the
        -------------------------------------------------------------
event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

     7. Effect of Merger or Other Reorganization.  In the event of any merger,
        -----------------------------------------
consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

     8. Effect of Change in Control.  If a tender offer or exchange offer for
        ----------------------------
Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

     9. Stockholder Rights Not Granted by This Option.  The Optionee is not
        ----------------------------------------------
entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

    10. Withholding Tax.  Where the Optionee or another person is entitled to
        ----------------
receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

    11. Notices.  All notices hereunder to the Corporation shall be delivered or
        --------
mailed to it addressed to the Corporate Secretary of Riverview Bancorp, Inc., 900 Washington Street, Suite 900, Vancouver, Washington 98660. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

    12. Plan and Plan Interpretations as Controlling.  This Option and the terms
        ---------------------------------------------
and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

    13. Optionee Service.  Nothing in this Option shall limit the right of the
        -----------------
Corporation or any of its Affiliates to terminate the Optionee's service as a director, advisory director, director emeritus or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

    14. Amendment.  The Committee may waive any conditions of or rights of the
        ----------
Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

    15. Optionee Acceptance.  The Optionee shall signify his acceptance of the
        --------------------
terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in
Section 11 above.

     IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                                        RIVERVIEW BANCORP, INC.


                                        By:

                                        Its: ________________________________



                                        ACCEPTED:


                                        __________________________________
                                        (Signature)


                                        __________________________________
                                        (Street Address)


                                        __________________________________
                                        (City, State and Zip Code)

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 3, 2005                    /S/ Patrick Sheaffer
                                           --------------------
                                           Patrick Sheaffer
                                           Chairman and Chief Executive Officer

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 3, 2005                    /S/ Ron Dobyns
                                           ---------------
                                           Ron Dobyns
                                           Chief Financial Officer

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


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.'s financial condition and results of operations.



/S/ Patrick Sheaffer                              /S/ Ron Dobyns
--------------------                              ----------------
Patrick Sheaffer                                  Ron Dobyns
Chief Executive Officer                           Chief Financial Officer


Dated:  November 3, 2005                          Dated November 3, 2005