Form 10-Q
period 2005-12-31
RIVERVIEW BANCORP INC
filed 2006-02-07
CIK 1041368

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2005

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                       Commission File Number: 0-22957

                            RIVERVIEW BANCORP, INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Washington                                   91-1838969
 --------------------------------------------         ---------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
 or organization)                                      I.D. Number)

 900 Washington St., Ste. 900,Vancouver, Washington      98660
 --------------------------------------------------     -------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (360) 693-6650
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer(  )  Accelerated filer(X)  Non-accelerated filer(  )


     Indicate by check mark whether the registrant is a shell corporation (as defined in Exchange Act Rule 12b-2).
Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 5,811,936 shares outstanding as of January 31, 2006.

                            Form 10-Q

             RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                             INDEX

Part I.  Financial Information                                        Page
         ---------------------                                       ------
Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of December 31, 2005 and March 31, 2005                      1

         Consolidated Statements of Income
         Three and Nine Months Ended December 31, 2005 and 2004          2

         Consolidated Statements of Shareholders' Equity
         Year Ended March 31, 2005 and the
         Nine Months Ended December 31, 2005                             3

         Consolidated Statements of Comprehensive Income
         Three and Nine Months Ended December 31, 2005 and 2004          4

         Consolidated Statements of Cash Flows
         Nine Months Ended December 31, 2005 and 2004                    5

         Notes to Consolidated Financial Statements                   6-14

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         14-28

Item 3:  Quantitative and Qualitative Disclosures About Market Risk     29

Item 4:  Controls and Procedures                                     29-30

Part II. Other Information                                           31-32
         -----------------
Item 1:  Legal Proceedings

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:  Defaults Upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

SIGNATURES                                                              33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND MARCH 31, 2005

(In thousands, except share and                     DECEMBER 31,   MARCH 31,
per share data)(Unaudited)                             2005          2005
-----------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $8,338
 and $45,501)                                       $ 34,451      $ 61,719
Loans held for sale                                        -           510
Investment securities available for sale, at fair
 value (amortized cost of $24,124 and $22,993)        24,011        22,945
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $2,013 and $2,402)      1,991         2,343
Mortgage-backed securities available for sale, at
 fair value(amortized cost of $9,044 and $11,756)      8,791        11,619
Loans receivable (net of allowance for loan losses
 of $7,050 and $4,395)                               599,634       429,449
Real estate owned                                          -           270
Prepaid expenses and other assets                      2,103         1,538
Accrued interest receivable                            3,324         2,151
Federal Home Loan Bank stock, at cost                  7,350         6,143
Premises and equipment, net                           14,648         8,391
Deferred income taxes, net                             2,450         2,624
Mortgage servicing intangible, net                       403           470
Goodwill                                              26,058         9,214
Core deposit intangible, net                             948           578
Bank owned life insurance                             12,968        12,607
                                                     -------       -------
TOTAL ASSETS                                       $ 739,130     $ 572,571
                                                     =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits accounts                                 $ 592,208     $ 456,878
 Accrued expenses and other liabilities                8,559         5,858
 Advanced payments by borrowers for taxes and
  insurance                                              146           313
 Federal Home Loan Bank advances                      40,071        40,000
 Junior subordinated debenture                         7,217             -
                                                     -------       -------
Total liabilities                                    648,201       503,049

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                  -             -
Common stock, $.01 par value; 50,000,000 authorized,
 issued and outstanding:
  December 31, 2005 - 5,811,940 issued,
   5,811,936 outstanding                                  58            50
  March 31, 2005 - 5,015,753 issued,
   5,015,749 outstanding
Additional paid-in capital                            58,225        41,112
Retained earnings                                     34,125        29,874
Unearned shares issued to employee stock
 ownership trust                                      (1,237)       (1,392)
Accumulated other comprehensive loss                    (242)         (122)
                                                     -------       -------
  Total shareholders' equity                          90,929        69,522
                                                     -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 739,130     $ 572,571
                                                     =======       =======


See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended   Nine Months Ended
(In thousands, except share and            December 31,        December 31,
per share data)(Unaudited)                2005     2004      2005     2004
----------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans receivable  $11,783  $ 6,883   $32,390   $20,506
 Interest on investment securities
  - taxable                                 211      162       592       498
 Interest on investment securities
  - non-taxable                              42        -       128         -
 Interest on mortgage-backed securities     128      158       411       482
 Other interest and dividends               126      293       630       633
                                         ------   ------    ------    ------
     Total interest income               12,290    7,496    34,151    22,119
                                         ------   ------    ------    ------
INTEREST EXPENSE:
 Interest on deposits                     3,290    1,438     8,820     3,741
 Interest on borrowings                     457      509     1,595     1,509
                                         ------   ------    ------    ------
     Total interest expense               3,747    1,947    10,415     5,250
                                         ------   ------    ------    ------
 Net interest income                      8,543    5,549    23,736    16,869
  Less provision for loan losses            400       70     1,300       260
 Net interest income after provision for ------   ------    ------    ------
  loan losses                             8,143    5,479    22,436    16,609
                                         ------   ------    ------    ------
NON-INTEREST INCOME:
 Fees and service charges                 1,460    1,127     4,544     3,439
 Asset management fees                      378      286     1,084       815
 Gain on sale of loans held for sale         81       97       284       409
 Gain on sale of real estate owned            -        -        21         -
 Loss on impairment of securities             -   (1,349)        -    (1,349)
 Loan servicing income                       49       11        68        45
 Gain on sale of land and fixed assets        2        -         -       829
 Gain on sale of credit card portfolio        7        -       311         -
 Bank owned life insurance                  119      124       361       400
 Other                                       47       27       139        73
                                         ------   ------    ------    ------
     Total non-interest income            2,143      323     6,812     4,661
                                         ------   ------    ------    ------
NON-INTEREST EXPENSE:
 Salaries and employee benefits           3,681    2,796    10,521     8,029
 Occupancy and depreciation                 954      749     2,640     2,261
 Data processing                            335      254     1,073       740
 Amortization of core deposit intangible     53       33       157       148
 Advertising and marketing expense          160      165       697       638
 Federal Deposit Insurance Corporation
  insurance premium                          19       14        51        44
 State and local taxes                      136      116       419       391
 Telecommunications                         117       79       279       213
 Professional fees                          248      143     1,000       395
 Other                                      445      394     1,668     1,330
                                         ------   ------    ------    ------
   Total non-interest expense             6,148    4,743    18,505    14,189
                                         ------   ------    ------    ------
INCOME BEFORE INCOME TAXES                4,138    1,059    10,743     7,081
PROVISION FOR INCOME TAXES                1,390      299     3,612     2,220
                                         ------   ------    ------    ------
NET INCOME                             $  2,748  $   760   $ 7,131   $ 4,861
                                         ======   ======    ======    ======
Earnings per common share:
  Basic                                $   0.49  $  0.16   $  1.28   $  1.01
  Diluted                                  0.48     0.16      1.26      1.00

Weighted average number of shares
outstanding:
  Basic                              5,661,324 4,824,463 5,589,820 4,809,201
  Diluted                            5,731,472 4,899,840 5,657,012 4,883,538

Cash Dividends Per Share              $   0.17   $ 0.155   $  0.51   $ 0.465

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2005

                                                                                 Unearned    Accumu-
                                                                                 Shares      lated
                                                                                 Issued to   Other
                                                                                 Employee    Compre-
                                              Common Stock  Additional           Stock       hensive
(In thousands, except share                                  Paid-In   Retained  Ownership   Income
data)(Unaudited)                             Shares  Amount  Capital   Earnings  Trust       (Loss)   Total
--------------------------------------------------------------------------------------------------------------
Balance April 1, 2004                     4,974,975   $  50  $40,187   $ 26,330  $ (1,598)     $ 213  $65,182

  Cash dividends ($0.62 per share)                -       -        -     (2,985)        -          -   (2,985)
  Exercise of stock options                  40,774       -      536          -         -          -      536
  Earned ESOP shares                              -       -      314          -       206          -      520
  Tax benefit, stock option                       -       -       75          -         -          -       75
                                          ---------    ----   ------     ------    ------      -----   ------
                                          5,015,749      50   41,112     23,345    (1,392)       213   63,328

Comprehensive income:
  Net income                                      -       -        -      6,529         -          -    6,529
  Other comprehensive income:
    Unrealized holding loss on
    securities of $1,120 (net of $577
    tax effect) less classification
    adjustment for net losses
    Included in net income of $785
    (net of $404 tax effect)                      -       -        -          -         -       (335)    (335)
                                                                                                        -----
Total comprehensive income                        -       -        -          -         -          -    6,194
                                          ---------    ----   ------     ------    ------      -----   ------
Balance March 31, 2005                    5,015,749      50   41,112     29,874    (1,392)      (122)  69,522

  Cash dividends ($0.51 per share)                -       -        -     (2,880)        -          -   (2,880)
  Exercise of stock options                   7,822       -      107          -         -          -      107
  Stock issued in connection with
    acquisition                             788,365       8   16,706          -         -          -   16,714
  Earned ESOP shares                              -       -      245          -       155          -      400
  Tax benefit, stock option                                       55                                       55
                                          ---------    ----   ------     ------    ------      -----   ------
                                          5,811,936      58   58,225     26,994    (1,237)      (122)  83,918
Comprehensive income:
  Net income                                      -       -        -      7,131         -          -    7,131
  Other comprehensive income:
    Unrealized holding loss on
    securities of $120 (net of $62
    tax effect)                                   -       -        -          -         -       (120)    (120)
                                                                                                        -----
Total comprehensive income                        -       -        -          -         -          -    7,011
                                          ---------    ----   ------     ------    ------      -----   ------
Balance December 31, 2005                 5,811,936   $  58  $58,225    $34,125   $(1,237)    $ (242) $90,929
                                          =========    ====   ======     ======    ======      =====   ======

See notes to consolidated financial statements.



RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                             Three Months       Nine Months
                                                Ended             Ended
(In thousands) (Unaudited)                   December 31,      September 30,
-----------------------------------------------------------------------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
  Net income                               $ 2,748  $   760  $ 7,131  $ 4,861
  Other comprehensive income:
    Change in fair value of
    securities available for sale,
    net of tax                                (141)    (276)    (120)    (994)
                                            ------   ------   ------   ------
  Total comprehensive income               $ 2,607  $   484  $ 7,011  $ 3,867
                                            ======   ======   ======   ======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

(In thousands) (Unaudited)                                  2005       2004
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $ 7,131    $ 4,861
Adjustments to reconcile net income to cash
provided by operating activities:
 Depreciation and amortization                              1,341      1,171
 Mortgage servicing rights valuation adjustment               (26)       (22)
 Provision for loan losses                                  1,300        260
 Provision (benefit) for deferred income taxes                142        (38)
 Noncash expense related to ESOP                              400        389
 Noncash loss on impairment of securities                       -      1,349
 Increase in deferred loan origination fees, net of
   amortization                                               722        172
 Federal Home Loan Bank stock dividend                          -        (85)
 Origination of loans held for sale                       (13,563)   (18,152)
 Proceeds from sales of loans held for sale                14,112     18,478
 Net gain on loans held for sale, sale of real estate
   owned, mortgage-backed securities, investment
   securities and premises and equipment                     (286)    (1,040)
 Income from bank owned life insurance                       (361)         -
 Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and other assets  (498)     1,835
   Decrease in accrued interest receivable                   (638)       (88)
   Increase (decrease) in accrued expenses and other
     liabilities                                            2,178       (880)
                                                           ------     ------
      Net cash provided by operating activities            11,954      8,210
                                                           ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations                                       (489,920)  (296,382)
 Principal repayments/refinance on loans                  437,436    279,532
 Proceeds from call, maturity, or sale of investment
  securities available for sale                             5,250      2,000
 Principal repayments on investment securities available
  for sale                                                     37         75
 Purchase of investment securities available for sale      (4,996)         -
 Purchase of mortgage-backed securities available for sale      -     (5,000)
 Principal repayments on mortgage-backed securities
  available for sale                                        2,712      2,769
 Principal repayments on mortgage-backed securities held
  to maturity                                                 351        110
 Purchase of first mortgage or improvement of REO               -        (47)
 Purchase of premises and equipment                        (5,870)      (348)
 Acquisition, net of cash received                        (14,663)         -
 Proceeds from sale of real estate owned and
  premises and equipment                                      275        122
                                                           ------     ------
     Net cash used in investing activities                (69,388)   (17,169)
                                                           ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts                           55,576     18,534
Dividends paid                                             (2,667)    (2,155)
Proceeds from Federal Home Loan Bank advances              32,100     15,100
Repayment of Federal Home Loan Bank advances              (62,000)   (15,100)
Proceeds from subordinate debenture                         7,217
Net decrease in advance payments by borrowers                (167)      (254)
Proceeds from exercise of stock options                       107        350
                                                           ------     ------
     Net cash provided by financing activities             30,166     16,475
                                                           ------     ------
NET (DECREASE) INCREASE IN CASH                           (27,268)     7,516
CASH, BEGINNING OF PERIOD                                  61,719     47,907
                                                           ------     ------
CASH, END OF PERIOD                                      $ 34,451   $ 55,423
                                                           ======     ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $ 10,031   $  5,290
    Income taxes                                            3,369      2,275

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared and accrued in other liabilities    $    962   $    748
  Receivable from sale and leaseback of premises                -      2,391
  Financed sale of real estate owned                            -        578
  Fair value adjustment to securities available for sale     (181)      (159)
  Increased construction in process in accounts payable        66          -
  Income tax effect related to fair value adjustment           62         54
  Noncash loss on impairment of securities                      -      1,349

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3.  ACQUISITION

On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"), a commercial bank located in Portland, Oregon. The cost to acquire APB's 2,804,618 shares of common stock was a payment in cash for 1,404,000 shares at a transaction value of $11.94 per share and the issuance of 788,365 shares of the Company's common stock at a price of $21.20 per share for the remaining 1,400,618 shares. All APB stock options were cashed out at a cost of $873,240, the difference between the transaction value of $11.94 per share and the options' respective exercise prices prior to completion of the merger. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of APB were recorded at their respective fair values. The resulting core deposit intangible is being amortized using an accelerated method over ten years. The excess of the purchase price over net fair value of the assets and liabilities acquired was recorded as goodwill in the amount of $17.1 million. Goodwill is not tax deductible because the transaction is nontaxable for Internal Revenue Service purposes. The purchased assets and assumed liabilities were recorded as follows (dollars in thousands):

   Assets
   -------
      Cash                       $  3,433
      Investments                   1,417
      Building and equipment        1,080
      Loans                       119,536
      Core deposit intangible         526
      Goodwill                     17,140
      Other, net                    1,766
                                  -------
   Total assets                   144,898



   Liabilities
   -----------
       Deposits                     (79,755)
       Borrowings                   (29,882)
       Other liabilities               (452)
                                    -------
   Total liabilities               (110,089)

   Net acquisition costs           $ 34,809

   Less:

   Stock issued in acquisition      (16,713)
   Cash acquired                     (3,433)
   Cash used in acquisition, net    -------
     of cash acquired              $ 14,663
                                    =======

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. Additional adjustments may be made to the purchase price allocation, specifically related to other assets, taxes and compensation adjustments. At December 31, 2005, the goodwill asset recorded in connection with the APB acquisition was $16.8 million.

The following unaudited pro forma financial information for the three and nine months ended December 31, 2005 and 2004 assumes that the APB acquisition occurred as of April 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the APB acquisition been consummated on the date indicated.

                                             Three Months      Nine Months
                                                Ended            Ended
(In thousands, except per share data)         December 31,     December 31,
                                            ---------------------------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
Net interest income                        $ 8,543  $ 6,825  $23,382  $20,765
Non-interest income                          2,143    1,829    6,799    5,621
Non-interest expense                         6,148    5,920   19,044   18,847
Net income                                 $ 2,748  $   912  $ 6,544  $ 4,009
  Earnings per common share:
    Basic                                  $  0.49  $  0.16  $  1.28  $  0.72
    Diluted                                   0.48     0.16     1.26     0.71

4.  STOCK-BASED COMPENSATION

At December 31, 2005, the Company had two stock-option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation awards:

                                             Three Months      Nine Months
                                                Ended            Ended
                                             December 31,     December 31,
                                            ---------------------------------
                                             2005     2004     2005     2004
                                            ------   ------   ------   ------
Net income (in thousands):
  As reported                               $2,748     $760   $7,131   $4,861
  Deduct: Total stock based compensation
  expense determined under fair value based
  method for all options, net of related
  tax benefit                                   (5)     (23)    (111)     (70)
                                            ------   ------   ------   ------
  Pro forma                                  2,743      737    7,020    4,791

Earnings per common share - basic:
  As reported                               $ 0.49   $ 0.16   $ 1.28   $ 1.01
  Pro forma                                   0.48     0.15     1.26     1.00
Earnings per common share - fully diluted:
  As reported                               $ 0.48   $ 0.16   $ 1.26   $ 1.00
  Pro forma                                   0.48     0.15     1.24     0.98

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

                                        Three Months        Nine Months
                                           Ended              Ended
                                         December 31,       December 31,
                                   ------------------------------------------
                                      2005      2004       2005       2004
                                     ------    ------     ------     ------
Basic EPS computation:
  Numerator-net income             $2,748,000 $ 760,000 $7,131,000 $4,861,000
  Denominator-weighted average
    common shares outstanding       5,661,324 4,824,731  5,589,820  4,809,290
Basic EPS                          $    0 .49 $   0 .16 $     1.28 $     1.01
                                    =========  ========  =========  =========
Diluted EPS computation:
  Numerator-net income             $2,748,000 $ 760,000  7,131,000 $4,861,000
  Denominator-weighted average
    common shares outstanding       5,661,324 4,824,731  5,589,820  4,809,290
  Effect of dilutive stock options     70,148    75,377     67,192     74,338
                                    --------- ---------  ---------  ---------
    Weighted average common shares
     and common stock equivalents   5,731,472 4,900,108  5,657,012  4,883,628
Diluted EPS                        $     0.48 $    0.16 $     1.26 $     1.00
                                    =========  ========  =========  =========

6. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                  Gross       Gross Estimated
                                  Amortized  Unrealized  Unrealized     Fair
                                       Cost       Gains      Losses    Value
                                   --------   ---------   ---------  -------
   December 31, 2005
   -----------------
   Trust Preferred                 $  5,000   $      38   $       -  $ 5,038
   Agency securities                 15,230           -        (214)  15,016
   Municipal bonds                    3,894          63           -    3,957
                                    -------     -------     -------   ------
      Total                        $ 24,124   $     101   $    (214) $24,011
                                    =======     =======     =======   ======

   March 31, 2005
   --------------
   Trust Preferred                 $  5,000   $      31   $       -  $ 5,031
   Agency securities                 14,021           -        (179)  13,842
   Municipal bonds                    3,972         100           -    4,072
                                    -------     -------     -------   ------
      Total                        $ 22,993   $     131   $    (179) $22,945
                                    =======     =======     =======   ======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                            Amortized       Estimated
   December 31, 2005                             Cost      Fair Value
   -----------------                        ---------      ----------
   Due in one year or less                  $   1,443      $    1,440
   Due after one year through five years       15,722          15,550
   Due after five years through ten years         274             285
   Due after ten years                          6,685           6,736
                                             --------       ---------
       Total                                $  24,124      $   24,011
                                             ========       =========

Investment securities with an amortized cost of $10.2 million and $9.0 million and a fair value of $10.1 million and $8.9 million at December 31, 2005 and March 31, 2005, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at December 31, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $496,000 and a fair value of $508,000 at December 31, 2005 were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and $5.0 million and a fair value of $5.0 million and $5.0 million at December 31, 2005 and March 31, 2005 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2005 are as follows (in thousands):

                              Less than        12 months
                              12 months        or longer          Total
                          ---------------------------------------------------

Description of Securities  Fair Unrealized   Fair Unrealized   Fair Unrealized
                          Value    Losses   Value    Losses   Value    Losses
                          -----    ------   -----    ------   -----    ------
Agency securities        $6,133    $  (45) $8,883   $ (169) $15,016    $ (214)
                          -----     -----   -----     ----   ------     -----
  Total temporarily
   impaired securities   $6,133    $  (45) $8,883   $ (169) $15,016    $ (214)
                          =====     =====   =====     ====   ======     =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the nine-month periods ended December 31, 2005 and 2004.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                                  Gross       Gross Estimated
                                  Amortized  Unrealized  Unrealized     Fair
                                       Cost       Gains      Losses    Value
                                   --------   ---------   ---------  -------
   December 31, 2005
   -----------------
   Real estate mortgage investment
     conduits                      $  1,563   $      13   $       -  $ 1,576
   FHLMC mortgage-backed securities     143           2           -      145
   FNMA mortgage-backed securities      285           7           -      292
                                   --------   ---------   ---------  -------
      Total                        $  1,991   $      22   $       -  $ 2,013
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
                                   ========   =========   =========  =======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):
                                                         Estimated
                                            Amortized         Fair
                                                 Cost        Value
                                            ---------    ---------
   December 31, 2005
   -----------------
   Due after one year or less               $       9    $       9
   Due after one year through five years            1            1
   Due after five years through ten years          24           25
   Due after ten years                          1,957        1,978
                                             --------     --------
      Total                                 $   1,991    $   2,013
                                             ========     ========

Mortgage-backed securities held to maturity with an amortized cost of $1.6 million and $1.8 million and a fair value of $1.6 million and $1.9 million at December 31, 2005 and March 31, 2005, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $201,000 and $248,000 and a fair value of $205,000 and $255,000 at December 31, 2005 and March 31, 2005,
respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                  Gross       Gross Estimated
                                  Amortized  Unrealized  Unrealized     Fair
                                       Cost       Gains      Losses    Value
                                  ---------  ----------  ----------  -------
   December 31, 2005
   -----------------
   Real estate mortgage investment
     conduits                     $   1,425  $       18  $       (5) $ 1,438
   FHLMC mortgage-backed securities   7,448           1        (270)   7,179
   FNMA mortgage-backed securities      171           3           -      174
                                  ---------  ----------  ----------  -------
      Total                       $   9,044  $       22  $     (275) $ 8,791
                                  =========  ==========  ==========  =======
   March 31, 2005
   --------------
   Real estate mortgage investment
     conduits                     $   1,846  $       27  $        -  $ 1,873
   FHLMC mortgage-backed securities   9,677          12        (182)   9,507
   FNMA mortgage-backed securities      233           6           -      239
                                  ---------  ----------  ----------  -------
      Total                       $  11,756  $       45  $     (182) $11,619
                                  =========  ==========  ==========  =======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                         Estimated
                                            Amortized         Fair
                                                 Cost        Value
                                            ---------    ---------
   December 31, 2005
   -----------------
   Due after one year or less               $       -    $       -
   Due after one year through five years          360          362
   Due after five years through ten years       7,316        7,047
   Due after ten years                          1,368        1,382
                                             --------     --------
      Total                                 $   9,044    $   8,791
                                             ========     ========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $8.9 million and $11.5 million and a fair value of $8.6 million and $11.4 million at December 31, 2005 and March 31, 2005, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $24,000 and $45,000 and a fair value of $24,000 and $47,000 at December 31, 2005 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2005 are as follows (in thousands):

                              Less than         12 months
                              12 months         or longer        Total
                            -------------------------------------------------
Description of Securities   Fair Unrealized  Fair Unrealized  Fair Unrealized
                            Value   Losses   Value   Losses  Value    Losses
                            ------  ------   ------  ------  ------   ------
FHLMC mortgage-backed
  securities                $3,244  $ (120)  $3,688  $ (150) $6,932   $ (270)
FNMA mortgage-backed
  securities                   665      (5)       -       -     665       (5)
  Total temporarily          -----   -----    -----   -----   -----    -----
  impaired securities       $3,909  $ (125)  $3,688  $ (150) $7,597   $ (275)
                             =====   =====    =====   =====   =====    =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the nine months ended December 31, 2005 and 2004.

8. LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):
                                             December 31,    March 31,
                                                2005           2005
                                             -----------     ---------
  Residential:
    One- to four-family                       $   32,350     $  36,514
    Multi-family                                   2,132         2,568
  Construction:
    One- to four-family                           41,578        44,415
    Commercial real estate                        71,546        11,138
  Commercial                                      62,221        58,042
  Consumer:

    Secured                                       29,915        28,782
    Unsecured                                      1,617         1,668
  Land                                            50,276        29,151
  Commercial real estate                         319,250       224,691
                                                 -------       -------
                                                 610,885       436,969

  Less:
    Deferred loan fees, net                        4,201         3,125
    Allowance for loan losses                      7,050         4,395
                                                --------      --------
        Loans receivable, net                  $ 599,634     $ 429,449
                                                ========      ========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income/(loss). As of December 31, 2005 and March 31, 2005, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

9.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):
                                        Three Months        Nine Months
                                           Ended              Ended
                                         December 31,       December 31,
                                       --------------------------------------
                                        2005      2004       2005       2004
                                       ------    ------     ------     ------
   Beginning balance                  $ 6,752   $ 4,424    $ 4,395    $ 4,481
   Provision for losses                   400        70      1,300        260
   Charge-offs                           (116)     (105)      (627)      (501)
   Recoveries                              14         2         94        151
   Acquisition                              -         -      1,888          -
                                       ------    ------     ------     ------
   Total allowance for loan losses      7,050     4,391      7,050      4,391
   Allowance for unfunded commitments     352       227        352        227
                                       ------    ------     ------     ------
   Allowance for credit losses        $ 7,402   $ 4,618    $ 7,402    $ 4,618
                                       ======    ======     ======     ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):
                                        Three Months        Nine Months
                                           Ended              Ended
                                         December 31,       December 31,
                                       --------------------------------------
                                        2005      2004       2005       2004
                                       ------    ------     ------     ------
   Beginning balance                  $   408   $   207    $   253    $   191

   Net change in allowance for
    unfunded loan commitments
    and lines of credit                   (56)       20         99         36
                                       ------    ------     ------     ------
   Ending balance                     $   352   $   227    $   352    $   227
                                       ======    ======     ======     ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets. The provision for unfunded commitments is charged to non-interest expense.

At December 31, 2005 and March 31, 2005, there were no loans classified as impaired requiring an allowance for loan losses in accordance with SFAS 114 (as amended by SFAS 118). The average investment in impaired loans was $1.0 million, $1.1 million and $1.0 million during the nine months ended December 31, 2005, December 31, 2004, and the year ended March 31, 2005, respectively. Interest income recognized on impaired loans was $73,000, $4,000 and $9,000 for the nine months ended December 31, 2005, December 31, 2004 and the year ended March 31, 2005, respectively. There were no loans past due 90 days and still accruing interest at December 31, 2005, December 31, 2004 and March 31, 2005 respectively. Total loans on nonaccrual at December 31, 2005 and 2004 were $782,000 and at March 31, 2005 $456,000, respectively. The gross amount of interest income on the nonaccrual loans that would have been recorded during the nine months ended December 31, 2005 and 2004 if the nonaccrual loans had been current in accordance with their original terms was $74,000 and $48,000, respectively.

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

11.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):
                                        Three Months        Nine Months
                                           Ended              Ended
                                         December 31,       December 31,
                                       --------------------------------------
                                        2005      2004       2005       2004
                                       ------    ------     ------     ------
  Balance at beginning of period, net  $  414    $  564     $  470     $  624
     Additions                             29        26         94         97
     Amortization                         (54)      (76)      (186)      (225)
     Change in valuation allowance         14         4         25         22
                                       ------    ------     ------     ------
  Balance at end of period, net        $  403    $  518     $  403     $  518
                                       ======    ======     ======     ======

  Valuation allowance at beginning of
    period                             $   73    $   88     $   84     $  106
  Change in valuation allowance           (14)       (4)       (25)       (22)
                                       ------    ------     ------     ------
  Valuation allowance at end of period $   59    $   84     $   59     $   84
                                       ======    ======     ======     ======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2005 and March 31, 2005, the fair value of MSRs totaled $1.1 million and $1.1 million, respectively. The December 31, 2005, fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 152 to 1192.

Amortization expense for the net carrying amount of MSRs at December 31, 2005 is estimated as follows (in thousands):

                                Year Ending
                                 March 31,
                           --------------------
                           2006        $    44
                           2007            128
                           2008             93
                           2009             74
                           2010             36
                        After 2010          28
                                        ------
                           Total       $   403
                                        ======

12.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $948,000 at December 31, 2005 and $578,000 at March 31, 2005. Amortization expense related to the core deposit intangible during the nine months ended December 31, 2005 and 2004 totaled $157,000 and $148,000, respectively.

Amortization expense for the net core deposit intangible at December 31, 2005 is estimated to be as follows (in thousands):

                                Year Ending
                                 March 31,
                           --------------------
                           2006        $    53
                           2007            184
                           2008            155
                           2009            131
                           2010            111
                     After 2010            314
                                        ------
                           Total       $   948
                                        ======

13.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                           At December 31,    At March 31,
                                           ---------------    ------------
                                                 2005             2005
                                                 ----             ----
Federal Home Loan Bank advances                $40,071          $40,000

Weighted average interest rate:                  4.02%            5.05%

Borrowings have the following maturities at December 31, 2005 (in thousands):

                                       Year Ending
                                        March 31,
                                ----------------------------
                                  2006             $  2,971
                                  2007               32,100
                                  2008                5,000
                                                   --------
                                 Total             $ 40,071
                                                   ========

14.   JUNIOR SUBORDINATED DEBENTURES

Riverview Bancorp Statutory Trust I issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in December 2005 with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable at par after five years and pay distributions at a floating rate based on LIBOR. The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Riverview Bancorp Statutory Trust I used the proceeds from the sale of the $7.0 million of Trust Preferred Securities and the sale of $217,000 of the trust's common securities to the Company to purchase $7.2 million of Floating Rate Junior Subordinated Debentures of the Company. The Company intends to use its net proceeds for working capital and investment in its subsidiary, the Bank.

15.   NEW ACCOUNTING PRONOUNCEMENTS

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

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No.
25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans, will remain unchanged.

16.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $352,000 at December 31, 2005.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of December 31, 2005 (in thousands):

                                                       Contract or
                                                          Notional
                                                            Amount
                                                       -----------
   Commitments to originate loans:
        Adjustable-rate                                $    31,054
        Fixed-rate                                           1,098

   Standby letters of credit                                 1,757
   Undisbursed loan funds, and unused lines of credit      170,489
                                                       -----------
       Total                                           $   204,398
                                                       ===========

At December 31, 2005, the Company had no firm commitments to sell residential loans to FHLMC.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of December 31, 2005, loans under warranty totaled $113.1 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

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

At December 31, 2005, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                               Within      1-3      4-5       Over      Total
                               1 year    Years    Years    5 Years    Balance
                               ------    -----    -----    -------    -------
  Certificates of deposit    $118,538  $46,038  $28,763    $ 5,281   $198,620
  FHLB advances                30,071   10,000        -          -     40,071
  Operating leases              1,534    3,234    2,602      5,192     12,562
  Total other contractual     -------   ------   ------     ------    -------
    obligations              $150,143  $59,272  $31,365    $10,473   $251,253
                              =======   ======   ======     ======    =======

17.  SUBSEQUENT EVENT

In the third quarter of fiscal year 2006, Riverview Bancorp, Inc. repurchased 50,000 shares of its common stock in the open market at $24.55 per share. In July 2005, the Board of Directors authorized the repurchase of up to 5% of common stock outstanding, representing approximately 290,248 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

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

Goodwill
--------
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Management performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. This impairment review process compares the fair value of the Bank to its carrying value, including the goodwill related to the Bank. If the fair value exceeds the carrying value, goodwill of the Bank unit is not considered impaired and no additional analysis is necessary. As of December 31, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

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

Investment Valuation
--------------------
The Company's determination of impairment for various types of investments accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity is predicated on the notion whether impairments are of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period, the Company reviews those investments for which the fair value is less than the carrying value. The review includes determining whether certain indicators demonstrate that the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares this to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

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

Executive Overview

Financial Highlights. Net income for the three months ended December 31, 2005 was $2.7 million, or $0.49 per basic share ($0.48 per diluted share), compared to net income of $760,000, or $0.16 per basic share ($0.16 per diluted share) for the three months ended December 31, 2004. Net interest income after provision for loan losses increased $2.7 million compared to the same quarter last year. Non-interest income increased in the categories of fees and service charges, asset management fees, and other. The Company's operating results also reflect a $1.4 million increase in other non-interest expenses, which are primarily attributable to the APB acquisition.

In the third quarter a year ago, the Company recorded a non-cash, non-operating charge of approximately $890,000 after-tax, or $0.18 per diluted share, related to the valuation of certain Fannie Mae and Freddie Mac preferred stock which have been subsequently sold.

The annualized return on average assets was 1.50% for the three months ended December 31, 2005, compared to 0.56% for the three months ended December 31, 2004. Excluding the prior year's impairment charge for the three months ended December 31, 2004, the return on average assets was 1.22%. For the same periods, the annualized return on average common equity was 11.90% compared to 4.36% and excluding the impairment charge the annualized return on average equity for the three months ended December 31, 2004 was 9.47%. The efficiency ratio (excluding intangible asset amortization), which is defined as the percentage of non-interest expenses to total revenue, was 56.82% for the third quarter of fiscal 2006 as compared to 79.27% for the three months ended December 31, 2004 and excluding the impairment charge was 64.61% for that period.

Net income for the nine months ended December 31, 2005 was $7.1 million, or $1.28 per basic share ($1.26 per diluted share), compared to net income of $4.9 million, or $1.01 per basic share ($1.00 per diluted share) for the nine months ended December 31, 2004. The Company's improved operating results reflect growth in average interest earning-assets and interest-bearing liabilities and improved net interest margin, combined with a $304,000 gain on the sale of the credit card loan portfolio acquired from APB. Prior year's earnings were impacted by the non-cash, non-operating charge of approximately $890,000 after-tax, or $0.18 per diluted share, related to the valuation of certain Fannie Mae and Freddie Mac preferred stock which have been subsequently sold.

The annualized return on average assets was 1.34% for the nine months ended December 31, 2005, compared to 1.24% for the nine months ended December 31, 2004. For the same periods, the annualized return on average common equity was 10.78% compared to 9.53%. The Company's efficiency ratio (non-interest expense, less intangible asset amortization, divided by net interest income plus non-interest income) was 60.58% for the nine months ended December 31, 2005 as compared to 65.90% compared to the same period in the prior year. Excluding prior year's impact of the securities impairment charge the efficiency ratio for the nine months ended December 31, 2004 was 60.83%.

The Company is a progressive community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family, commercial construction, and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans
(including commercial real estate construction loans) and commercial loans have grown from 18.70% and 7.64% of the loan portfolio, respectively, at March
31, 2001 to 64.0% and 10.2%, respectively, at December 31, 2005.   Significant
increase in loans came from the April 2005 APB acquisition. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its 16 branches are located in Clark County, one of the fastest growing counties in the State of Washington according to the U.S. Census
Bureau.   The Company's acquisition of APB positions it for growth in the vibrant Portland, Oregon market as well.

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

Comparison of Financial Condition at December 31, 2005 and March 31, 2005

At December 31, 2005, the Company had total assets of $739.1 million, compared with $572.6 million at March 31, 2005. The $166.5 million increase in total assets was primarily attributable to the $128 million of assets acquired in the APB transaction. The balance of the increase was due to organic growth in the loan portfolio and to goodwill recorded in the APB acquisition.

Cash, including interest-earning accounts, totaled $34.5 million at December 31, 2005, compared to $61.7 million at March 31, 2005. The decrease reflects the $14.7 million of cash used net of cash acquired in the April 2005 acquisition of APB, repayment of Federal Home advances and loan growth.

No loans were held for sale at December 31, 2005, compared to $510,000 at March 31, 2005. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $599.6 million at December 31, 2005, compared to $429.4 million at March 31, 2005, an increase of $170.2 million. This increase was largely attributable to the acquisition of $119.5 million in loans in the APB transaction. Commercial real estate loans increased $154.4 million, which was primarily attributable to APB loans and organic growth.
A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available-for-sale totaled $24.0 million at December 31,
2005, compared to $22.9 million at March 31, 2005.   Investments securities of
$1.4 million were acquired as a result of the APB acquisition, which contributed to the increase.

Mortgage-backed securities available-for-sale totaled $8.8 million at December 31, 2005, compared to $11.6 million at March 31, 2005. The decrease is attributable to pay downs.

Prepaid expenses and other assets were $2.1 million at December 31, 2005, compared to $1.5 million at March 31, 2005. The $565,000 increase is primarily a result of two-year non-compete agreements entered into with executives of APB.

FHLB stock totaled $7.4 million at December 31, 2005, compared to $6.1 million at March 31, 2005. This reflects an increase of $1.3 million as a result of the APB acquisition.

Premises and equipment, net totaled $14.6 million at December 31, 2005 compared to $8.4 million at March 31, 2005. The increase includes fixed assets of $6.2 million that were acquired from APB and construction costs for the Bank's new operations center and a branch office. Construction in progress at December 31, 2005 was $5.1 million which primarily represents the costs of constructing the new operations center and the new 192nd Avenue branch in Vancouver, Washington that were completed in the third quarter of fiscal year 2006.

Goodwill increased $16.9 million to $26.1 million at December 31, 2005 from $9.2 million at March 31, 2005 as a result of the APB acquisition. As of December 31, 2005, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible increased $526,000 as result of the APB acquisition, which was offset by the amortization of $157,000, for a balance of $948,000 at December 31, 2005.

Bank owned life insurance increased to $13.0 million at December 31, 2005, from $12.6 million at March 31, 2005, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $592.2 million at December 31, 2005, compared to $456.9 million at March 31, 2005. The increase is attributed to a combination of $79.8 million in deposits acquired in the APB transaction, and organic growth. The average outstanding balance of checking accounts, savings accounts and money market accounts ("transaction accounts") increased to $383.9 million for quarter ended December 31, 2005, compared to $289.1 million for the quarter ended March 31, 2005. Transaction accounts represented 66.0% and 66.9% of average total outstanding balance of deposits for the quarters ended December
31, 2005 and March 31, 2005, respectively.   The average outstanding balance
of certificates of deposit increased $54.7 million to $197.8 million, compared to $143.1 million for the quarter ended March 31, 2005. All categories of deposits reflect increases as a result of the APB acquisition.

FHLB advances totaled $40.1 million at December 31, 2005 and $40.0 million at March 31, 2005. The $100,000 increase was the net effect of $30.0 million in advances acquired in the APB transaction, $32.1 million in Bank advances which was offset by repayments of $62.0 million.

Liabilities also increased $7.2 million as a result of the Company's issuance of floating rate junior subordinated debentures in December 2005. For further information on these securities, see Note 14 of the Notes to Consolidated Financial Statements contained herein.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $21 million to $90.9 million at December 31, 2005 from $69.5 million at March 31, 2005. The increase was primarily a result of the $16.7 million of common stock issued in the APB acquisition.
An increase in equity of $7.1 million due to earnings for the nine months was partially offset by cash dividends paid to shareholders of $2.9 million. Exercise of stock options, earned ESOP shares and the tax effect of SFAS No. 115 adjustment to securities comprised the remaining $530,000 increase.

During the third quarter ended December 31, 2005, the Company issued $7.2 million of Floating Rate Junior Subordinated Debentures. The debentures were issued in connection with the Trust Preferred Securities issued by Riverview Bancorp Statutory Trust I. Under the terms of the transaction, the Trust Preferred Securities have a maturity of 30 years and are redeemable at par after five years. The securities require quarterly distributions (subject to certain deferment options) and bear an interest rate tied to three-month LIBOR, plus 1.36%. The net proceeds raised in the transaction will provide additional capital for general corporate purposes, including current and future expansion of the Bank. For further information on this transaction, see
Note 14 of the Notes to Consolidated Financial Statements contained herein.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2005.

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

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                 Categorized
                                                                 as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital        Corrective
                                                 Adequacy        Action
                                  Actual         Purposes        Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
December 31, 2005
Total Capital:
 (To Risk-Weighted Assets)   $75,145  11.37%  $52,873   8.00%  $66,091  10.00%
Tier I Capital:
 (To Risk-Weighted Assets)    68,096  10.30   26,436    4.00    39,654   6.00
Tier I Capital:
 (To Adjusted Tangible
   Assets)                    68,096   9.59   21,298    3.00    35,497   5.00
Tangible Capital:
 (To Tangible Assets)         68,096   9.59   10,649    1.50     N/A     N/A

                                                                 Categorized
                                                                 as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital        Corrective
                                                 Adequacy        Action
                                  Actual         Purposes        Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
March 31, 2005
Total Capital:
 (To Risk Weighted Assets)   $57,397  12.37%  $37,116   8.00%  $46,396  10.00%
Tier I Capital:
 (To Risk Weighted Assets)    53,002  11.42    18,558   4.00    27,837   6.00
Tier I Capital:
 (To Adjusted Tangible
   Assets)                    53,002   9.54    16,664   3.00    27,773   5.00
Tangible Capital:
 (To Tangible Assets)         53,002   9.54     8,332   1.50     N/A     N/A

     The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at December 31, 2005 (in thousands):

          Equity                                   $  95,040
          Net unrealized securities loss                 242
          Goodwill and other intangibles             (27,146)
          Servicing asset                                (40)
                                                    --------
                  Tangible capital                    68,096
          General valuation allowance                  7,050
                                                    --------
                  Total capital                    $  75,146
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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2005, cash totaled $34.5 million, or 4.7%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2005, the Bank had $40.1 million in outstanding advances from the FHLB of Seattle under an available credit facility of $221.3 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at December 31, 2005. The Bank had no borrowings outstanding under either of these credit arrangements at December 31, 2005.

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

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 16 of the Notes to Consolidated Financial Statements contained herein.

Asset Quality

The allowance for loan losses was $7.1 million at December 31, 2005 and $4.4 million at March 31, 2005. Management believes the allowance for loan losses at December 31, 2005 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one to four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $782,000, or 0.11% of total assets at December 31, 2005, compared with $726,000 or 0.13% of total assets at March 31, 2005. The $782,000 balance of non-accrual loans is composed of three commercial real estate loans and three commercial loans. The following table sets forth information regarding the Company's non-performing assets.

                                                   December 31,     March 31,
                                                      2005            2005
                                                   -----------      --------
                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Commercial real estate                               $  585        $  198
  Commercial                                              197            97
  Consumer                                                  -           161
                                                       ------        ------
     Total                                                782           456
                                                       ------        ------
  Accruing loans which are contractually
     past due 90 days or more                               -             -
                                                       ------        ------
  Total of nonaccrual and 90 days past due loans          782           456
                                                       ------        ------
  Real estate owned (net)                                   -           270
                                                       ------        ------
     Total non-performing assets                       $  782        $  726
                                                       ======        ======
  Total loans delinquent 90 days
     or more to net loans                               0.13%         0.10%

  Total loans delinquent 90 days or
     more to total assets                               0.11          0.08

  Total non-performing assets to total assets           0.11          0.13


Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

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

Net interest income for the three months ended December 31, 2005 was $8.5 million, representing a $3.0 million, or 54.0% increase, compared to the same prior year period. The balance sheet interest rate profile continues to benefit our net interest margin. The structure of the balance sheet as asset sensitive supports our net interest margin. The Bank's sizeable floating rate and shorter-term oriented loan portfolio combined with the strong core non-maturity deposit base, has minimized the negative impact of the flatness of the yield curve. Average interest earning assets increased 34.20% as a result of organic growth and due to the APB acquisition. The increase in interest-earning assets was accompanied by a 34.5% increase in average balances of interest-bearing liabilities to $531.2 million for the three months ended December 31, 2005 from $394.9 million for the comparable period in 2004. Growth in interest bearing deposits came from natural growth and deposits acquired from APB. Average interest-earning assets to average interest-bearing liabilities totaled 122.39% for the three-month period ended December 31, 2005 compared to 122.62% in the same prior year period.

Interest Income. Interest income increased $4.8 million, or 64.0%, to $12.3 million for the three months ended December 31, 2005 compared to $7.5 million, for the three months ended December 31, 2004. The close of the APB acquisition in April 2005 resulted in an increase of $121.0 million in interest-earning assets (see Note 3 of the Notes to Consolidated Financial Statements). The yield on interest-earning assets was 7.51% for the three months ended December 31, 2005 compared to 6.18% for the same three months ended December 31, 2004. During the past year, the Federal Reserve Board has increased federal funds interest rates eight times, resulting in improved yields on both loans and investments.

Riverview did not receive a dividend on FHLB of Seattle stock during the quarter ended December 31, 2005 compared to dividends of $31,250 during the same quarter a year ago. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

Interest Expense. Interest expense increased to $3.7 million for the three months ended December 31, 2005, compared to $1.9 million for the same period in 2004. Average interest-bearing liabilities increased $136.3 million to $531.2 million for the three months ended December 31, 2005 compared to $394.9 million for the same prior year period. This increase includes the effect of $72.3 million in interest bearing deposits acquired from APB. The change in interest expense reflects the higher rates of interest paid on deposits and FHLB borrowings attributable to Federal Reserve Board federal funds rate increases during the last year. The weighted average interest rate on total deposits increased to 2.67% for the three months ended December 31, 2005 from 1.61% for the same period in the prior year. The weighted average cost of FHLB borrowings decreased to 4.22% for the three months December 31, 2005 from 5.06% for same period in the prior year.

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

                                      Quarter Ended December 31,
                          ---------------------------------------------------
                                     2005                       2004
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average       and Yield/   Average       and Yield/
                          Balance Dividends   Cost   Balance Dividends   Cost
                          ------- --------- ------   ------- --------- ------
                                         (Dollars in thousands)
Interest-earning assets:
  Mortgage loans         $498,510  $  9,956   7.92% $308,056  $  5,526   7.12%
  Non-mortgage loans       95,418     1,827   7.60    87,950     1,357   6.12
                          -------   -------  -----   -------   -------  -----
    Total net loans (1)   593,928    11,783   7.87   396,006     6,883   6.90

  Mortgage-backed
    securities (2)         11,675       128   4.35    15,415       159   4.09
  Investment securities
    (2)(3)                 24,141       275   4.52    30,684       281   3.63
  Daily interest-bearing
    assets                 13,023       127   3.87    35,977       190   2.10
  Other earning assets(4)   7,350         -      -     6,119        31   2.01
   Total interest-earning -------   -------  -----   -------   -------  -----
      assets              650,117    12,313   7.51   484,201     7,544   6.18

Non-interest-earning assets:
  Office properties and
    equipment, net         12,945                      8,500
  Other non-interest-
    earning assets         63,931                     44,236
                          -------                    -------
   Total assets          $726,993                   $536,937
                          =======                    =======

Interest-bearing liabilities:
  Regular savings
    accounts             $ 40,067        56   0.55% $ 33,499        46   0.54
  NOW accounts            123,573       545   1.75   103,036       227   0.87
  Money market accounts   125,943       908   2.86    78,438       240   1.21
  Certificates of deposit 198,677     1,781   3.56   139,914       925   2.62
                          -------   -------  -----   -------   -------  -----
   Total deposits         488,260     3,290   2.67   354,887     1,438   1.61

  Other interest-bearing
    liabilities            42,945       457   4.22    40,000       510   5.06
   Total interest-bearing -------   -------  -----   -------   -------  -----
    liabilities           531,205     3,747   2.80   394,887     1,948   1.96

Non-interest-bearing liabilities:
  Non-interest-bearing
    deposits               94,680                     66,570
  Other liabilities         9,479                      6,390
                          -------                    -------
   Total liabilities      635,364                    467,847
  Shareholders' equity     91,629                     69,090
                          -------                    -------
     Total liabilities
      and shareholders'
      equity             $726,993                   $536,937
                          =======                    =======

  Net interest income               $ 8,566                   $  5,596
                                      =====                      =====
  Interest rate spread                        4.71%                      4.22%
                                            ======                     ======
  Net interest margin                         5.23%                      4.59%
                                            ======                     ======

  Ratio of average
   interest-earning
   assets to average
   interest-bearing
   liabilities                              122.39%                    122.62%
                                            ======                     ======
  Tax equivalent adjustment (3)     $    22                   $     48
                                     ======                     ======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The statutory tax rate was 35% and 34% for the three months ended December 31, 2005 and 2004, respectively.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                           Three Months Ended December 31,
                                           -------------------------------
                                                    2005 vs. 2004
                                           -------------------------------
                                           Increase(Decrease)
                                               Due to              Total
                                           -----------------     Increase
                                            Volume     Rate     (Decrease)
                                           --------   ------     --------
                                                    (In thousands)
 Interest Income:
   Residential & commercial mortgage loans $  3,746   $  684     $  4,430
   Non-mortgage loans                           122      348          470
   Mortgage-backed securities                   (41)      10          (31)
   Investment securities (1)                    (67)      61           (6)
   Daily interest-bearing                      (165)     102          (63)
   Other earning assets                           5      (36)         (31)
                                           --------   ------     --------
       Total interest income                  3,600    1,169        4,769
                                           --------   ------     --------
 Interest Expense:
   Regular savings accounts                       9        1           10
   NOW accounts                                  52      266          318
   Money market accounts                        206      462          668
   Certificates of deposit                      461      395          856
   Other interest-bearing liabilities            36      (89)         (53)
                                           --------   ------     --------
       Total interest expense                   764    1,035        1,799
                                           --------   ------     --------
       Net interest income (1)             $  2,836   $  134     $  2,970
                                           ========   ======     ========
 (1)   Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2005 was $400,000, compared to $70,000 for the same period in the prior year. Net charge-offs for the current period were $102,000, compared to $103,000 for the same period last year. The ratio of allowance for credit losses and loan commitments to total net loans was 1.22% at December 31, 2005, compared to 1.15% at December 31, 2004. Annualized net charge-offs to average net loans for the three-month period ended December 31, 2005 decreased to 0.07% compared to 0.10% for the same period in the prior year. During the quarter ended December 31, 2005, management evaluated known and inherent risks in the loan portfolio and concluded there was increased credit risk in the commercial real estate loan, commercial construction, speculative construction, and multifamily loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The estimated loan loss rate for land and lots for development loans was increased by 0.25% to 1.00%, speculative construction loans was increased by 0.25% to 1.00% and raw land and lots loans was increased by 0.25% to 1.00% to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at December 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $1.8 million to $2.1
million for the quarter ended December 31, 2005 compared to $323,000 for the quarter ended December 31, 2004. In the third quarter a year ago, the Company recorded a non-cash, non-operating charge of approximately $890,000 after-tax, or $0.18 per diluted share, related to the valuation of certain Fannie Mae and Freddie Mac preferred stock which have been subsequently sold. The increase from the same period in prior year also reflects organic growth and the APB acquisition impact on deposit related fees and service charges. The decrease in fees and service charges is primarily the result of decreased fees received on brokered mortgage loans. Asset management fees from fiduciary services increased by $92,000 to $378,000 for the quarter ended December 31, 2005, compared to $286,000 for the quarter ended December 31, 2004. RAM Corp. had $219.2 million in total assets under management at December 31, 2005, compared to $164.7 million at December 31, 2004.

In the current quarter gains on the sale of loans reflects a reduction in the mortgage refinance activity which resulted in gains on the sale of loans decreasing $16,000 for the quarter ended December 31, 2005 to $81,000 compared to $97,000 for the quarter ended December 31, 2004. Loan servicing income for the quarter ended December 31, 2005 includes a $14,000 write-up to the market value of mortgage servicing rights as compared to a $4,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same periods, loan-servicing income also included amortization of mortgage servicing rights of $54,000 and $76,000, respectively.

Non-Interest Expense. Non-interest expense increased $1.4 million, or 29.6%, to $6.1 million for the three-month period ended December 31, 2005, compared to $4.7 million for the three months ended December 31, 2004. The increase in non-interest expense reflects the April 2005 acquisition of APB. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income. The Company's efficiency ratio was, 56.82% for the three months ended December 31, 2005, compared to 79.27% for the same period in the prior year. Excluding prior year's impact of the securities impairment charge the efficiency ratio for the three months ended December 31, 2004 was 64.61%.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended December 31, 2005, salaries and employee benefits, which include mortgage broker commission compensation, was $3.7 million, a 31.7% increase over $2.8 million for the three months ended December 31, 2004. The majority of the increase is a result of the acquisition of APB, which added several commercial lenders and branch personnel. This acquisition also contributed to increases in occupancy and depreciation, data processing, telecommunication and other expense.

The amortization expense of core deposit intangible ("CDI") was $53,000 for the three months ended December 31, 2005 compared to $33,000 for the prior year period. The acquisition of APB and its $79.7 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of
$820,000.   CDI is amortized over a ten-year life using an accelerated amortization method.

Other non-interest expense for the three months ended December 31, 2005 was $445,000, a 12.9% increase over the $394,000 for the three months ended December 31, 2004. The majority of the increase over the prior period was attributable to the APB, including amortization expense related to non-compete agreements of $70,000. Increases in printing costs, demand account supplies, postage and courier and bank service charges were also attributable to the acquisition.

Provision for Income Taxes. Provision for income taxes was $1.4 million for the three months ended December 31, 2005, compared to $299,000 for the three months ended December 31, 2004. The effective tax rate for three months ended December 31, 2005 was 33.6% compared to 28.2% for the three months ended December 31, 2004. The effective tax rate increased from the prior year's quarter primarily as a result of state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring APB. The Company's overall effective tax rate at December 31, 2005 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004

Net Interest Income. Net interest income for the nine months ended December 31, 2005 was $23.7 million, representing a $6.9 million, or a 40.7% increase, compared to $16.9 million for the same prior year period. This improvement reflected a 34.8% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans and, partially offset by a decrease in the average balance of residential mortgage loans, daily interest-bearing assets and mortgage-backed securities) to $637.6 million. The increase in interest-earning assets was partially offset by a 36.9% increase in average balance of interest-bearing liabilities (an increase in all deposit categories) to $525.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 121.41% in the nine-month period ended December 31, 2005 from 122.84% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $34.2 million and $22.1 million, for the nine months ended December 31, 2005 and 2004, respectively. The increased interest income of $12.1 million reflects the 34.8% increase in interest earning assets for the current nine-month period compared to the same period in the prior year, which is attributable to organic growth and the APB acquisition. The yield on interest-earning assets was 7.13% for the nine months ended December 31, 2005 compared to 6.27% for the nine months ended December 31, 2004. The increased yield in all loan categories reflects the mixture of interest rate changes during this period in the prime rate and other indexes used to price loans.

Interest Expense. Interest expense was $10.4 million for the nine months ended December 31, 2005 an increase of 98.4% from $5.3 million for the same period in the prior year. Average interest-bearing liabilities increased $141.5 million to $525.2 million for the nine months ended December 31, 2005 from $383.7 million for the same prior year period. The change in interest expense reflects the higher rates of interest paid on deposits and the increased balance of interest-bearing liabilities when comparing average balances at December 31, 2005 and December 31, 2004. The weighted average interest rate on total deposits increased to 2.46% for the nine months ended December 31, 2005 from 1.45% for the same period in the prior year. The weighted average interest rate of FHLB borrowings decreased to 4.35% for the nine months ended December 31, 2005 from 4.96% for same period in the prior year. The level of liquidity in the first nine months of fiscal year 2005 allowed the runoff of high interest rate deposits acquired in the acquisition of Today's Bancorp and APB and allowed the pay down of FHLB borrowings.

                                      Nine Months Ended December 31,
                          ---------------------------------------------------
                                     2005                       2004
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average       and Yield/   Average       and Yield/
                          Balance Dividends   Cost   Balance Dividends   Cost
                          ------- --------- ------   ------- --------- ------
                                         (Dollars in thousands)
Interest-earning assets:
 Residential & commercial
  mortgage loans         $471,019  $ 27,259   7.68% $302,288  $ 16,494   7.24%
 Non-mortgage loans        98,127     5,131   6.94    89,294     4,012   5.96
                          ------- --------- ------   ------- --------- ------
   Total net loans (1)    569,146    32,390   7.55   391,582    20,506   6.95

 Mortgage-backed
  securities (2)           12,654       411   4.31    15,981       482   4.00
 Investment securities
  (2)(3)                   24,092       825   4.55    31,824       837   3.49
 Daily interest-bearing
  assets                   24,454       602   3.27    25,866       316   1.62
 Other earning assets (4)   7,253         -      -     6,077       117   2.56
                          ------- --------- ------   ------- --------- ------
   Total interest-earning
    assets                637,599    34,228   7.13   471,330    22,258   6.27

Non-interest-earning assets:
 Office properties and
  equipment, net           10,562                      8,895
 Other non-interest-
  earning assets           60,190                     41,373
                          -------                    -------
   Total assets          $708,351                   $521,598
                          =======                    =======

Interest-bearing
liabilities:
 Regular savings accounts $38,766       160   0.55% $ 31,683       131   0.55
 NOW accounts             126,579     1,452   1.52   101,725       613   0.80
 Money market accounts    117,556     2,279   2.57    73,684       593   1.07
 Certificates of deposit  193,619     4,929   3.38   136,247     2,404   2.34
                          ------- --------- ------   ------- --------- ------
   Total deposits         476,520     8,820   2.46   343,339     3,741   1.45

 Other interest-bearing
  liabilities              48,636     1,595   4.35    40,364     1,509   4.96
                          ------- --------- ------   ------- --------- ------
   Total interest-bearing
    liabilities           525,156    10,415   2.63   383,703     5,250   1.82

Non-interest-bearing liabilities:
 Non-interest-bearing
  deposits                 87,007                     64,144
 Other liabilities          8,429                      6,056
                          -------                    -------
   Total liabilities      620,592                    453,903

 Shareholders' equity      87,759                     67,695
                          -------                    -------
   Total liabilities and
    shareholders' equity $708,351                   $521,598
                          =======                    =======
 Net interest income                $23,813                    $17,008
                                    =======                    =======
 Interest rate spread                         4.50%                      4.45%
                                           =======                    =======
 Net interest margin                          4.96%                      4.79%
                                           =======                    =======
 Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities                               121.41%                    122.84%
                                           =======                    =======
Tax Equivalent Adjustment (3)       $    76                    $   139
                                    =======                    =======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3) Includes tax equivalent adjustment in interest income. The statutory tax rate was 35% and 34% for the three months ended December 31, 2005 and 2004, respectively.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change

                                           Nine Months Ended December 31,
                                       -------------------------------------
                                                 2005 vs. 2004
                                       ----------------------------------
                                       Increase (Decrease)
                                            Due to             Total
                                       ------------------     Increase
                                        Volume      Rate      Decrease)
                                       --------    ------     ---------
                                               (In thousands)
 Interest Income:
   Residential & commercial mortgage
    loans                               $ 9,708   $ 1,057     $  10,765
   Non-mortgage loans                       421       698         1,119
   Mortgage-backed securities              (106)       35           (71)
   Investment securities (1)               (231)      219           (12)
   Daily interest-bearing                   (18)      304           286
   Other earning assets                      19      (136)         (117)
                                         ------    ------      --------
      Total interest income               9,793     2,177        11,970
                                         ------    ------      --------
 Interest Expense:
   Regular savings accounts                  29         -            29
   NOW accounts                             179       660           839
   Money market accounts                    503     1,183         1,686
   Certificates of deposit                1,228     1,297         2,525
   Other interest-bearing liabilities       286      (200)           86
                                         ------    ------      --------
      Total interest expense              2,225     2,940         5,165
                                         ------    ------      --------

      Net interest income (1)           $ 7,568   $  (763)    $   6,805
                                         ======    ======      ========

  (1)  Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the nine-month period ended December 31, 2005 was $1.3 million, compared to $260,000 for the same period in the prior year. Net charge-offs for the nine months ended December 31, 2005 were $533,000, compared to $350,000 for the same period of last year. The ratio of allowance for credit losses and loan commitments to total net loans increased to 1.22% from 1.15% at December 31, 2004. The acquisition of APB in April 2005 added $1.9 million to the allowance for loan losses. Net charge-offs to average net loans for the nine-month period ended December 31, 2005 and December 31, 2004 was 0.12%. During the nine months ended December 31, 2005, management evaluated known and inherent risks in the loan portfolio. Based on the analysis, changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The estimated loan loss rate for land & lots for development was increased by 0.25% to 1.0%, commercial real estate loans was increased by 0.125% to 0.875%, commercial construction loans was increased by 0.125% to 0.875%, speculative construction loans was increased by 0.50% to 1.00%, multi-family loans was increased by 0.375% to 0.875% and raw land and lots was increased by 0.25% to 1.00% to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at December 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.   Non-interest income increased $2.2 million or 46.2%, to
$6.8 million for the nine months ended December 31, 2005 from $4.7 million for the nine months ended December 31, 2004. The increase reflected the impact of the APB acquisition, increased asset management fees, increased mortgage broker fee income and sale of the APB credit card portfolio. For the nine months ended December 31, 2005, mortgage broker fee income, which is included in fees and service charges, increased $483,000 to $1.7 million compared to $1.2 million for the same period in the prior year. The prior year non-interest income reflects the gain on the sale and leaseback of the Camas branch and operations center of $828,000 during the first fiscal quarter and the third quarter charge before tax of approximately $890,000 related to the valuation of certain Fannie Mae and Freddie Mac preferred stock.

In the nine month period ended December 31, 2005, gains on the sale of loans reflects a reduction in the mortgage refinance activity which resulted in gains on the sale of loans decreasing $125,000 for the nine months ended December 31, 2005 to $284,000 compared to $409,000 for the nine months ended December 31, 2004. Loan servicing income for the nine months ended December 31, 2005 includes a $26,000 write-up to the market value of mortgage servicing rights compared to a $22,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same nine month periods in 2005 and 2004, loan-servicing income also included amortization of mortgage servicing rights of $186,000 and $225,000, respectively

Asset management services income was $1.1 million for the nine months ended December 31, 2005, compared to $815,000 for the nine months ended December 31, 2004. RAMCorp. had $219.2 million in total assets under management at December 31, 2005, compared to $164.7 million at December 31, 2004.

Non-Interest Expense. Non-interest expense increased $4.3 million, or 30.3%, to $18.5 million for the nine-month period ended December 31, 2005, compared to $14.2 million for the nine months ended December 31, 2004. The primary reason for the increase was the April 22, 2005 acquisition of APB.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the nine months ended December 31, 2005, salaries and employee benefits, which include mortgage broker commission compensation, was $10.5 million, an increase of 31.1% from $8.0 million for the nine months ended December 31, 2004. Full-time equivalent employees increased to 236 at December 31, 2005 from 196 at December 31, 2004, which is principally attributable to the APB acquisition. The APB acquisition also contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The amortization of CDI was $157,000 for the nine months ended December 31, 2005 compared to $148,000 for the same period in the prior year. The April 2005 acquisition of APB and its $79.7 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI resulting from a 1995 acquisition was fully amortized during the three months ended June 30, 2004. CDI is amortized over a ten-year life using an accelerated amortization method.

Other non-interest expense was $1.7 million for the nine months ended December 31, 2005, or a 25.4% increase over $1.3 million, for the nine months ended December 31, 2004. The majority of the increase over the prior period resulted from the acquisition of APB, including amortization expense related to non-compete agreements of $187,000. Increases in printing costs, office supplies, demand account supplies, postage and courier and bank service charges were also attributable to the APB acquisition.

Provision for Federal Income Taxes. Provision for federal income taxes was $3.6 million for the nine months ended December 31, 2005, compared to $2.2 million for the nine months ended December 31, 2004 as a result of higher income before taxes. The effective tax rate for nine months ended December 31, 2005 was 33.6% compared to 31.4% for the nine months ended December 31, 2004. The Company's overall effective tax rate at December 31, 2005 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

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

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a)- 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended December 31, 2005, the Company did not make any changes in, its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

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

(b)                 RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     The following table summarizes the Company's share repurchases for the quarter ended December 31, 2005.

                                                 Total Number
                                                 of Shares      Maximum Number
                                                 Purchased as   of Shares that
                        Total                    Part of        May Yet Be
                        Number of   Average      Publicly       Purchased
                        Shares      Price Paid   Announced      Under the
Period                  Purchased   per Share    Program        Program (1)
Oct. 1-Oct. 31, 2005          -     $     -             -              -
Nov. 1-Nov. 30, 2005          -           -             -              -
Dec. 1-Dec. 31, 2005          -           -             -              -
                        --------    --------     ---------      ---------
 Total                        -     $     -             -        290,248
                        ========    ========     =========      =========

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

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits
        --------

         (a)       Exhibits:

         3.1       Articles of Incorporation of the Registrant (1)
         3.2       Bylaws of the Registrant (1)
         4         Form of Certificate of Common Stock of the Registrant (1)
        10.1       Employment Agreement with Patrick Sheaffer (2)
        10.2       Employment Agreement with Ronald A. Wysaske (2)
        10.3       Severance Agreement with Karen Nelson (2)
        10.4       Severance Agreement with John A. Karas (3)
        10.5       Employee Severance Compensation Plan (2)
        10.6       Employee Stock Ownership Plan (4)
        10.7       Management Recognition and Development Plan (5)
        10.8       1998 Stock Option Plan (5)
        10.9       1993 Stock Option and Incentive Plan (5)
        10.10      2003 Stock Option Plan (6)
        10.11      Form of Incentive Stock Option Award Pursuant to 2003
                   Stock Option Plan (7)
        10.12      Form of Non-qualified Stock Option Award Pursuant to 2003
                   Stock Option Plan (7)

        11. Statement recomputation of per share earnings (See Note 5 of Notes to Consolidated Financial Statements contained herein.)
        31.1       Certifications of the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
        31.2       Certifications of the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
        32 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6) Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              RIVERVIEW BANCORP, INC.


By:    /S/ Patrick Sheaffer             By:    /S/ Ron Dobyns
       -----------------------------           -------------------------------
       Patrick Sheaffer                        Ron Dobyns
       Chairman of the Board                   Senior Vice President
       Chief Executive Officer                 (Chief Financial and Accounting
       (Principal Executive Officer)             Officer)


Date:  February 3, 2006                 Date:  February 3, 2006

                           EXHIBIT INDEX


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date:  February 3, 2006                 /S/ Patrick Sheaffer
                                        ------------------------------------
                                        Patrick Sheaffer
                                        Chairman and Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date:  February 3, 2006                 /S/ Ron Dobyns
                                        -----------------------
                                        Ron Dobyns
                                        Chief Financial Officer

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


     /S/ Patrick Sheaffer                   /S/ Ron Dobyns
     -----------------------                -----------------------
     Patrick Sheaffer                       Ron Dobyns
     Chief Executive Officer                Chief Financial Officer


     Dated:  February 3, 2006               Dated: February 3, 2006