Form 10-K
period 2006-03-31
RIVERVIEW BANCORP INC
filed 2006-06-14
CIK 1041368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended March 31, 2006          OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number: 0-22957

                          RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

      Washington                                                91-1838969
--------------------------------------------------          -----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                               I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington                98660
--------------------------------------------------          -----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (360) 693-6650
                                                            -----------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                            -----------------

Securities registered pursuant to
Section 12(g) of the Act:               Common Stock, par value $.01 per share
                                        --------------------------------------
                                                   (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes      No  X
                                               ----    ----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes      No  X
                                                          ----    ----

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K   X
                                          ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                       ----                    ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act) Yes        No X
                              ----     ----

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "RVSB" on September 30, 2005 was approximately $120,946,388 (5,811,936 shares at $20.81 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of June 7, 2006, there were issued and outstanding 5,778,686 shares of the registrant's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
    1. Portions of registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).

                                  PART I

Item 1.  Business
-----------------

General

Riverview Bancorp, Inc. ("the Company"), a Washington corporation, is the holding company of Riverview Community Bank (the "Bank"). On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. ("Today's Bancorp"). The acquisition of Today's Bancorp's $122.3 million of assets and $105.1 million of deposits were accounted for using the purchase method of accounting. On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"). The acquisition of APB's $128.5 million of assets and $80.0 million of deposits were accounted for using the purchase method of accounting. At March 31, 2006, the Company had total assets of $763.8 million, total deposits of $607.0 million and shareholders' equity of $91.7 million. All references to the Company herein include the Bank where applicable.

The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

The Company is a progressive community-oriented, financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate primarily commercial real estate, one- to four- family residential real estate, construction, and commercial and consumer loans. Commercial real estate loans and commercial loans have grown from 30.0% and 7.98% of the loan portfolio, respectively, in fiscal 2002 to 59.42% and 9.48%, respectively, in fiscal 2006. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and ten of its 17 branches are located in the fast growing Clark County.

In order to support its strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will likely remain relatively high by industry standards for the foreseeable future due to the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to give its customers more financial options. With an emphasis on growth of non-interest income and control of non-interest expense, all new technology and services are reviewed for business development and cost saving purposes. The in-house processing of checks and production of images has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of its online banking services. Customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.

This online service has also enhanced the delivery of cash management services to commercial customers. The internet banking branch web site is www.riverviewbank.com.

Market Area

The Company conducts operations from its home office in Vancouver and 17 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Wood Village and Aumsville, Oregon. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties in Washington, as well as Multnomah, Clackamas and Marion counties in Oregon, and throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corp., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland, metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver headquarters and the downtown Portland lending office offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Washington has no state income tax and Clark County operates a public electric utility that provides relatively lower cost electricity. Companies located in the Vancouver area included Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industrial base, the Columbia River Gorge Scenic Area has been a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

Lending Activities

General. At March 31, 2006, the Company's total net loans receivable, including loans held for sale, amounted to $623.1 million, or 81.6% of total assets at that date. The principal lending activity of the Company is the origination of mortgage loans through its mortgage banking activities, including loans collateralized by commercial properties, land for development, and residential construction loans. While the Company has historically emphasized real estate mortgage loans secured by one-to-four residential real estate, it has diversified its loan portfolio by focusing on increasing the amount of commercial real estate and commercial loans held in its loan portfolio. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                      At March 31,
                  -----------------------------------------------------------------------------------------
                        2006               2005               2004               2003            2002
                  ----------------   ----------------   ----------------   --------------   ---------------
                  Amount   Percent   Amount   Percent   Amount   Percent   Amount  Percent  Amount  Percent
                  ------   -------   ------   -------   ------   -------   ------  -------  ------  -------
                                                 (Dollars in thousands)
Real estate loans:
 Commercial real
  estate         $328,379   52.10%  $223,143   51.37%  $176,521   45.73% $100,886   33.13%   83,547  28.70%
 One- to four-
  family (1)       32,194    5.11     36,569    8.42     43,785   11.34    59,021   19.38   $72,406  24.87
 Multi-family       2,127    0.34      2,537    0.58      5,008    1.30     6,236    2.05     9,809   3.37
 Construction
  one- to four-
  family           81,167   12.88     43,633   10.05     47,589   12.33    45,579   14.97    44,156  15.17
 Construction
  multi-family          -       -          -       -          -       -       935    0.31     4,000   1.37
 Construction
  commercial       46,135     7.32    10,982     2.53     1,453    0.38     4,239    1.39     3,742   1.29
 Land              49,174     7.80    28,889     6.65    25,321    6.56    28,543    9.37    23,686   8.14
                 --------   ------  --------   ------  --------  ------  --------  ------  -------- ------
   Total real
   estate loans   539,176    85.55   345,753    79.60   299,677   77.64   245,439   80.60   241,346  82.91

 Commercial        59,769     9.48    57,981    13.35    57,578   14.91    34,145   11.21    23,216   7.98

Consumer loans:
 Automobile loans   1,054     0.17     1,197     0.28     1,631    0.42     1,468    0.48     2,142   0.74
 Savings account
  loans               449     0.07       268     0.06       335    0.09       321    0.11       518   0.18
 Home equity
  loans            27,810     4.41    26,556     6.11    23,914    6.20    21,236    6.97    21,701   7.46
 Other consumer
  loans             2,044     0.32     2,599     0.60     2,880    0.74     1,941    0.63     2,144   0.73
                 --------   ------  --------   ------  --------  ------  --------  ------  -------- ------
   Total consumer
   loans           31,357     4.97    30,620     7.05    28,760    7.45    24,966    8.19    26,505   9.11
                 --------   ------  --------   ------  --------  ------  --------  ------  -------- ------
Total loans and
 loans held
 for sale         630,302   100.00%  434,354   100.00%  386,015  100.00%  304,550  100.00%  291,067 100.00%
                            ======             ======            ======            ======           ======
Less:
 Allowance for
  loan losses       7,221              4,395              4,481             2,739             2,537
                 --------           --------           --------          --------          --------
Total loans
 receivable,
 net (1)         $623,081           $429,959           $381,534          $301,811          $288,530
                 ========           ========           ========          ========          ========


(1) Includes loans held for sale of $65,000, $510,000, $407,000, $1.5 million and $1.8 million at March 31,
2006, 2005, 2004, 2003 and 2002, respectively.


Commercial Real Estate Lending. As of March 31, 2006, $374.5 million, or 59.4% of the total loan portfolio was secured by commercial real estate property. The Company originates commercial real estate loans including land development, retail shopping centers, office and medical buildings, warehouses, mini-storage facilities, industrial use buildings, multi-family and assisted living facilities primarily located in our market area.

The Company actively pursues commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Generally loan guarantees are required and obtained from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, personal guarantees are generally required and obtained from the corporate principals based upon a review of their personal financial statements and individual credit reports. A portion of the commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than single-family residential loans.

The average size loan in the commercial real estate loan portfolios was approximately $730,000 as of March 31, 2006. The Company targets individual commercial real estate loans between $500,000 and $5.0 million; however, the loan policy allows origination of loans to one borrower up to 15% of the Bank's capital. The largest commercial real estate loan as of March 31, 2006 was an office building with an outstanding principal balance at March 31, 2006 of $7.0 million located in Vancouver, Washington. This loan is performing according to the loan payment terms, as were all commercial real estate loans as of March 31, 2006, except for one non-accrual loan with a balance of $415,000.

Both fixed- and adjustable-rate loans are offered on commercial real estate loans. Loans originated on a fixed-rate basis generally are originated at fixed terms up to five years, with amortization terms up to 25 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.50%. Depending on the market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties.

Approximately 80.1% of our commercial real estate loan portfolio was comprised of adjustable rate loans at March 31, 2006. Adjustable-rate commercial real estate loans are originated with variable rates that generally adjust after an initial period ranging from one to five years. Adjustable-rate commercial real estate loans are generally priced utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.50%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. Both adjustable-rate mortgages and fixed-rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

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

One- to- Four Family Real Estate Lending. The majority of the residential loans are secured by one- to- four family residences located in the Company's primary market area. Underwriting standards require that one- to- four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years, and the Company also offers balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on one-year constant maturity U.S. Treasury index or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment.

In addition to originating one- to four- family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, these mortgage brokerage activities have reduced the volume of fixed rate one- to- four family loans that are originated and sold by the Company. See " Loan Originations, Sales and Purchases" and " Mortgage Brokerage."

The Company generally sells fixed-rate mortgage loans with maturities of 15 years or more and balloon mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC"), servicing retained. See " Loan Originations, Sales and Purchases" and " Mortgage Loan Servicing."

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

While one- to four- family residential real estate loans typically are originated with 30-year terms and the Company permits its ARM loans to be assumed by qualified borrowers, these loans generally remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed interest rate loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. At March 31, 2006, the Company had no one- to- four family residential real estate loans on non-accrual status.

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

At March 31, 2006 and 2005, the composition of the Company's construction loan portfolio commitments was as follows:

                                                  At March 31,
                                      --------------------------------------
                                            2006                  2005
                                      -----------------    -----------------
                                      Amount(1) Percent    Amount(1) Percent
                                      --------- -------    --------  -------
                                               (Dollars in thousands)

Speculative construction               $111,699   44.16%    $ 43,749   40.61%
Commercial/multi-family construction     73,436   29.03       18,912   17.55

Custom/presold construction               3,752    1.48       13,300   12.34
Construction/permanent                   21,631    8.55       18,322   17.01
Construction/land                        42,444   16.78       13,453   12.49
                                       --------  ------     --------  ------
  Total                                $252,962  100.00%    $107,736  100.00%
                                       ========  ======     ========  ======
(1)  Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2006, the Company had 10 borrowers with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $17.1 million and were performing according to original terms.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2006, the largest custom construction loan and presold construction loan had outstanding balances of $236,000 and $560,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the home builder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan's interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date. See " Mortgage Brokerage," " Loan Originations, Sales and Purchases" and " Mortgage Loan Servicing." At March 31, 2006, the largest outstanding construction/permanent loan had an outstanding balance of $513,000 and was performing according to its original terms.

The Company also provides construction financing for non-residential properties such as multi-family and commercial properties. The Company has increased its commercial lending resources with the intent of increasing the amount of commercial real estate loan balances such as construction commercial and construction multi-family loans. The commercial construction loans outstanding at March 31, 2006 were $47.1 million and the loan commitment amount was $73.4 million. At March 31, 2006, the largest construction commercial loan had an outstanding balance of $4.9 million and was performing according to its original repayment terms.

The loan-to-value ratio, maturity and other provisions of the loans made by us generally have reflected the Bank's policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and the Bank's underwriting standards. The Bank's current lending policy on residential real estate construction loans generally limits the maximum loan-to-value ratio to 80% of the appraised value of the property for loans to individuals and 75% of the appraised market value of the project for loans to developers, provided that the loan does not exceed 85% of total costs to complete the project. The minimum cash equity required for an individual construction loan is 15%. The minimum cash equity required for a developer loan is 15% of total costs, with up to 50% of appreciated land equity being considered as cash equity provided certain conditions are met. In addition, for loans to tract developers, the loan to discounted cash flow or bulk sale value generally may not exceed 85%. Development plans are required from both individuals and developers prior to making the loan. The Bank's loan officers are required to personally visit the proposed site of the development and the sites of competing developments. The Bank requires that developers maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, loans to an individual generally do not exceed one year while loans to developers generally do not exceed 18 months. Substantially all of the Bank's residential construction loans have adjustable rates of interest based on the Wall Street Journal Prime Rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.

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

Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio and our ability to continue to originate a significant amount of construction loans. At March 31, 2006, the Company had no construction loans on non-accrual status.

Multi-Family Lending. Multi-family mortgage loans generally have terms up to 25 years with a loan-to-value ratio of up to 75%. Both fixed and adjustable rate loans are offered with a variety of terms to meet the multi-family residential financing needs. At March 31, 2006, the largest multi-family mortgage loan had an outstanding loan balance of $2.0 million and was performing according to its original repayment terms.

Multi-family mortgage lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount, are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four- family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company attempts to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. At March 31, 2006, the Company had no multi-family loans on non-accrual status.

Land Lending. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period not to exceed five years with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial
statements.   At March 31, 2006, the largest outstanding land loan was $7.9 million and was performing according to its original repayment terms. At that date the Company had no land loans on non-accrual status.

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

Commercial Lending. The Company's commercial loan portfolio has increased to 9.48% of the total loan portfolio at March 31, 2006 from 7.98% at March 31, 2002. The Company has been able to increase the balance of outstanding commercial loans and commitments as a result of the local economy, the consolidation of some local competitors offering commercial loans and the hiring of several experienced commercial bankers from competitors in the local market.

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

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial loans are often collateralized by equipment, inventory, accounts receivable or other business assets including real estate, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of
repayment.   At March 31, 2006, the Company had no commercial loans on non-
accrual status.

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. These loans may also give rise to claims and defenses by the borrower against the Company as the holder of the loan, and a borrower may be able to assert claims and defenses, which it has against the seller of the underlying collateral. At March 31, 2006, no consumer loans were on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2006 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances do not include unearned discounts, unearned income and allowance for loan losses.

                     Within    1 to 3    3 to 5   5 to 10    Beyond
                    One Year   Years     Years     Years    10 Years    Total
                    --------   -----     -----     -----    --------    -----
                                    (In thousands)
Residential one- to
four- family:
 Adjustable rate   $      -   $   256   $   278   $    597   $16,693  $ 17,824

 Fixed rate           1,275     4,478     2,455      1,175     4,986    14,369
Construction:
 Adjustable rate     35,137     4,254         -          -         -    39,391
 Fixed rate           5,805         4         -          -         -     5,809

Other real estate:
 Adjustable rate         61       824     1,802        351     2,258     5,296
 Adjustable rate
  (Comm RE)\        121,991    55,980    11,283    178,748    19,295   387,297
 Fixed rate
  (Comm RE)          14,170    11,522     8,703     15,191       544    50,130
 Fixed rate           2,575     7,456     7,553      1,038       448    19,070
Commercial:
 Adjustable rate     29,232     2,239    12,778      4,007         -    48,256
 Fixed rate           1,741     4,008     4,240      1,513         -    11,502
Consumer:
 Adjustable rate        671         -       534        817    21,768    23,790
 Fixed rate           1,216     1,377       880        616     3,479     7,568
                   --------   -------   -------   --------   -------  --------
   Total loans     $213,874   $92,398   $50,506   $204,053   $69,471  $630,302
                   ========   =======   =======   ========   =======  ========

The following table sets forth the dollar amount of all loans due one year after March 31, 2006, which have fixed interest rates or have floating or adjustable interest rates.

                                         Fixed-        Floating or
                                         Rates       Adjustable Rates
                                       ----------    ----------------
                                             (In thousands)

Residential one- to four- family       $  13,094         $ 17,824
Construction loans                             4            4,254
Other real estate loans                   52,455          270,541
Commercial                                 9,761           19,024
Consumer                                   6,352           23,119
                                       ---------         --------
 Total                                 $  81,666         $334,762
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

Loan Commitments. The Company issues commitments to originate residential mortgage loans, commercial real estate mortgage loans, consumer loans and commercial loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2006, the Company had outstanding commitments to originate loans in the amount of $18.0 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2006 and 2005, the Company's total loan originations, including mortgage loans originated for sale and participations purchased, were $677.8 million and $434.4 million, respectively, of which 82.84% and 83.8%, respectively, were subject to periodic interest rate adjustment and 17.16% and 15.1%, respectively, were fixed-rate loans.

The Company customarily sells the fixed-rate residential one- to four- family mortgage loans that it originates with maturities of 15 years or more to the FHLMC as part of its asset liability strategy. Mortgage loans are sold to FHLMC on a non-recourse basis where by foreclosure losses are generally the responsibility of the FHLMC and not the Company. Servicing is retained on loans sold to FHLMC. The sale of these loans allows the Company to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if these loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one-to-four family mortgage loan origination, and sale and mortgage brokerage activity (described below) and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability related to the sale or brokerage of one- to- four family mortgage loans can vary significantly from period to period. During periods of reduced loan demand, our profitability may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. Mortgage loans are sold to the FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of the FHLMC and not the Company. Servicing is retained on loans sold to FHLMC.

Interest rates on residential one-to-four-family mortgage loan applications are typically locked with customers and the FHLMC during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with the FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to the FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

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

The Company purchased $12.5 million of land and commercial real estate loan participations in fiscal year 2006.

The following table shows total loans originated, sold and repaid during the periods indicated.

                                               For the Years Ended March 31,
                                             --------------------------------
                                               2006        2005        2004
                                             --------    --------    --------
                                                     (In thousands)

Total net loans receivable and loans
 held for sale at beginning of period        $429,959    $381,534    $301,811
                                             --------    --------    --------
Loans originated:
 Mortgage loans:
   One- to four- family                        59,581      61,621      35,963
   Multi-family                                13,427       6,826       2,065
   Construction one- to four- family          147,643     100,522     104,913
   Construction commercial real estate            524           -         482
   Construction multi-family                    4,308           -         341
   Land and commercial real estate            263,507     120,201      93,241
 Commercial                                   173,657     136,726     101,432
 Consumer                                       2,638       2,859      31,135
                                             --------    --------    --------
   Total loans originated                     665,285     428,755     369,572

Loans purchased:
 Multi-family                                      40         127           -
 Land and commercial real estate               12,486       5,537       6,267
                                             --------    --------    --------
   Total loans purchased                       12,526       5,664       6,267

Loans sold:
 One-to-four family                           (23,402)    (22,840)    (51,567)
 Multi-family                                    (688)          -           -
 Land and commercial real estate               (4,243)          -           -
                                             --------    --------    --------
   Total loans sold                           (28,333)    (22,840)    (51,567)

Repayment of principal                       (573,707)   (363,607)   (329,443)
American Pacific Bank acquisition             120,077           -           -
Today's Bank acquisition                            -           -      85,610
(Decrease) increase in other items, net        (2,726)        453        (716)
                                             --------    --------    --------
Net increase in loans                         193,122      48,425      79,723
                                             --------    --------    --------
Total net loans receivable and loans held
  for sale at end of period                  $623,081    $429,959    $381,534
                                             ========    ========    ========

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs ten commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan area, as well as for the Company. The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.50% of the loan amount. During the year ended March 31, 2006, brokered loans totaled $276.6 million (including $77.8 million brokered to the Company). Gross fees of $1.9 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2006. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates such as we are currently experiencing, the volume of loans and amount of loan fees generally decreases as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing. The Company is a qualified servicer for the FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to the FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and otherwise to service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to the FHLMC. At March 31, 2006, total loans serviced for others were $139.2 million.

The value of loans serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans repay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its net income to decrease. The Company has experienced a decrease in prepayments of mortgages as interest rates have changed during the past two years, which has impacted the value of the servicing asset. Accordingly, the Company recognized a decrease of $24,000 and $22,000 for fiscal years 2006 and 2005, respectively in its valuation allowance for mortgage servicing rights reflecting the increase in mortgage interest rates and slowing of prepayments. We believe, based on historical experience that the amount of prepayments and the related impairment charges should decrease as interest rates increase.

Loan Origination and Other Fees.  The Company generally receives loan
origination fees and discount "points."   Loan fees and points are a
percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one- to four- family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $4.4 million of net deferred loan fees at March 31, 2006. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Nonperforming Assets. Loans are reviewed regularly and it is the Company's general policy that when a loan is 90 days delinquent or when collection of interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and the reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

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

                                                  At March 31,
                                   ----------------------------------------
                                    2006    2005     2004    2003     2002
                                   ----------------------------------------
                                             (Dollars in thousands)
Loans accounted for on a non-
accrual basis:
 Residential real estate            $   -   $   -    $  24   $ 301   $ 830
 Commercial real estate               415     198      309       -     297
 Land                                   -       -       31       -     180
 Commercial                             -      97      872       -      54
 Consumer                               -     161       65      22      39
                                    -----   -----   ------   -----  ------
   Total                              415     456    1,301     323   1,400
                                    -----   -----   ------   -----  ------
 Accruing loans which are
  contractually past due
  90 days or more                       -       -        -       -     122
                                    -----   -----   ------   -----  ------

 Total of non-accrual and
  90 days past due loans              415     456    1,301     323   1,522
                                    -----   -----   ------   -----  ------

 Real estate owned (net)                -     270      742     425     853
                                    -----   -----   ------   -----  ------
  Total nonperforming assets        $ 415   $ 726   $2,043   $ 748  $2,375
                                    =====   =====   ======   =====  ======
 Total loans delinquent 90
  days or more to net loans          0.07%   0.10%    0.34%   0.11%   0.53%

 Total loans delinquent 90 days
  or more to total assets            0.05    0.08     0.25    0.08    0.39

 Total nonperforming assets to
  total assets                       0.05    0.13     0.39    0.18    0.61

The gross amount of interest income on the non-accrual loans that would have been recorded during the year ended March 31, 2006 if the non-accrual loans had been current in accordance with their original terms was approximately $21,000. For the year ended March 31, 2006, $100,000 was earned on the non-accrual loans and included in interest and fees on loans receivable interest income.

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $3.7 million at March 31, 2006 and $5.8 million at March 31, 2005.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                               At or For the Year
                                                 Ended March 31,
                                               ------------------
                                               2006          2005
                                               ----         -----
                                                 (In thousands)
   Substandard assets                         $4,066       $6,209
   Doubtful assets                                 -            -
   Loss assets                                     -            -

   General loss allowances                     7,221        4,395
   Specific loss allowances                        -            -
   Charge-offs                                   711          669

The loans classified as substandard assets at March 31, 2006 are made up of thirteen real estate secured commercial loans totaling $2.9 million, and eleven commercial loans totaling $1.1 million.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2006, the Company owned no real estate properties acquired through foreclosure as compared to $270,000 at March 31, 2005.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Problem Loan Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Problem Loan Committee members include the Executive Vice President Chief Credit Officer, Chairman and Chief Executive Officer, President and Chief Operating Officer, Vice President of Credit Administration, and Special Assets Manager. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to
review by the internal audit department.   Credit Administration approves any
changes to loan grades, monitor loan grades and to recommend any changes to the loan grades.

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

The Company uses the loan classifications from the internal loan review and Credit Administration in the following manner to determine the amount of the allowance for loan losses. The calculation of the allowance for loan losses must consider loan classification in order to determine the amount of the allowance for loan losses for the required three separate elements of the allowance for losses: general allowances, allocated allowances and unallocated allowances.

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

The change in the balance of the allowance for loan losses at March 31, 2006 reflects the proportionate increase in loan balances, the change in mix of loan balances, the decrease in substandard assets and a change in loss rate when compared to March 31, 2005. The mix of the loan portfolio showed an increase in the balances of commercial, construction and consumer loans at March 31, 2006 as compared to balances at March 31, 2005. Substandard assets and assets classified as doubtful decreased by $2.1 million to $4.1 million at March 31, 2006 compared to $6.2 million at March 31, 2005.

At March 31, 2006, the Company had an allowance for loan losses of $7.2 million, or 1.15% of total outstanding net loans at that date. Based on past experience and probable losses inherent in the loan portfolio, management believes that loan loss reserves are adequate.

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

                                             Year Ended March 31,
                               ----------------------------------------------
                               2006       2005      2004      2003      2002
                               ----       ----      ----      ----      ----
                                             (Dollars in thousands)
Balance at beginning
 of period                    $4,395     $4,481    $2,739    $2,537    $1,916
Provision for loan losses      1,500        410       210       727     1,116
Recoveries:
 Residential real estate           -          -         -         2         -
 Land                              -          -         -        63         -
 Commercial                       87        156        74         -         -
 Consumer                         62         17        17        13        25
                              ------     ------    ------    ------    ------
 Total recoveries                149        173        91        78        25
                              ------     ------    ------    ------    ------
Charge-offs:
 Residential real estate           -         84        21       140        88
 Land                              -          -        15        17         -
 Commercial                      577        490       882       119       185
 Consumer                        134         95       264       152       166
                              ------     ------    ------    ------    ------
 Total charge-offs               711        669     1,182       428       439
                              ------     ------    ------    ------    ------
   Net charge-offs               562        496     1,091       350       414
                              ------     ------    ------    ------    ------
Dispositions (1)                   -          -         -         -        81
Allowance acquired from
 Today's Bank                      -          -     2,639
Allowance acquired from
 American Pacific Bank         1,888          -         -         -         -
Net change in allowance for
 unfunded loan commitments
 and lines of credit               -          -       (16)     (175)        -
                              ------     ------    ------    ------    ------
Balance at end of period      $7,221     $4,395    $4,481    $2,739    $2,537
                              ======     ======    ======    ======    ======
Ratio of allowance to total
 loans outstanding at end
 of period                      1.15%      1.01%     1.16%     0.90%     0.87%

Ratio of net charge-offs to
 average net loans out-
 standing during period         0.10       0.13      0.31      0.12      0.14
Ratio of allowance to total
 of non-accrual and 90 days
 past due loans             1,740.00     963.82    344.43    847.99    166.69


(1) Allowance reclassified with securitization of one-to four-family loans to mortgage-backed securities.

Changes in the allowance for unfunded loan commitments and lines of credit:

                                            Year Ended March 31,
                               ----------------------------------------------
                               2006       2005      2004      2003      2002
                               ----       ----      ----      ----      ----
                                               (In thousands)
Balance at beginning of
 period                      $   253    $   191   $   175   $    -    $     -
Net change in allowance
 for unfunded loan
 commitments and lines
 of credit                       109         62        16       175         -
                             -------    -------   -------   -------   -------
Balance at end of period     $   362    $   253   $   191   $   175   $     -
                             =======    =======   =======   =======   =======


The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the related loan category outstanding loan balances as of the date of the allocation for the periods indicated.

                                                       At March 31,
                    ---------------------------------------------------------------------------------------
                          2006             2005             2004              2003              2002
                    ---------------- ----------------  ---------------   ----------------  ----------------
                              Loan            Loan              Loan              Loan              Loan
                            Category         Category         Category           Category         Category
                             as a             as a              as a              as a             as a
                            Percent          Percent          Percent            Percent          Percent
                            of Total         of Total          of Total          of Total          of Total
                    Amount   Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------   -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                   (Dollars in thousands)
Real estate loans
 One  to four-
  family           $   65    5.10%   $   74    8.42%    $   89   11.34%   $   122   19.38%  $   191   24.87%
 Multi-family          19    0.34        14    0.58         19    1.30         24    2.05        37    3.37
 Construction one-
  to four- family     820   12.88       176   10.05        148   12.33        194   14.97       319   15.17
 Construction multi-
  family                -       -         -       -          -       -          5    0.31        20    1.37
 Construction
  commercial          462    7.32        84    2.53          7    0.38         20    1.39        26    1.29
 Land                 496    7.80       219    6.65        148    6.56        196    9.37       192    8.14
 Commercial real
  estate            3,433   52.11     1,935   51.37      2,259   45.73      1,046   33.13       869   28.70
Commercial loans    1,088    9.48     1,556   13.35      1,589   14.91        796   11.21       668    7.98
Consumer loans:
 Secured              175    4.75       197    6.67        175    7.01        141    7.75       180    8.61
 Unsecured             41    0.22        44    0.38         37    0.44         33    0.44        27    0.50
Unallocated           622       -        96       -         10       -        162       -         8       -
                   ------  ------    ------  ------     ------  ------     ------  ------    ------  ------
 Total allowance
  for loan losses  $7,221  100.00%   $4,395  100.00%    $4,481  100.00%    $2,739  100.00%   $2,537  100.00%
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

Federal regulations require the Bank to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. It is management's intention to hold securities with short maturities in the investment portfolio in order to match more closely the interest rate sensitivities of the Company's assets and liabilities. At March 31, 2006, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year, was 6.71%.

The Investment Committee, composed of the Company's Chairman, President, Chief Financial Officer and Controller, makes investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2006, the Company's investment and mortgage-backed securities portfolio totaled $34.0 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2006, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2006, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposits of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale or trading. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated. The fair value of the investment and mortgage-backed securities portfolio was $34.0 million, $37.0 million and $46.1 million at March 31, 2006, 2005 and 2004, respectively.

                                             At March 31,
                     ---------------------------------------------------------
                            2006                2005             2004
                     ------------------ ------------------- ------------------
                               Percent             Percent           Percent
                     Carrying    of     Carrying      of    Carrying   of
                      Value   Portfolio  Value    Portfolio  Value   Portfolio
                      -----   ---------  -----    ---------  -----   ---------
                                       (Dollars in thousands)
Held to maturity
(at amortized cost):
Real estate mortgage
 investment conduits
 ("REMICs")          $ 1,402    4.13%   $ 1,802      4.88%   $ 1,802   3.92%
FHLMC mortgage-backed
 securities              138    0.41        218      0.59        332   0.72
FNMA mortgage-backed
 securities              265    0.78        323      0.88        383   0.83
                     -------  ------    -------    ------    ------- ------
                       1,805    5.32      2,343      6.35      2,517   5.47
                     -------  ------    -------    ------    ------- ------
Available for sale
(at fair value):
 Agency securities    15,028   44.25     13,842     37.51     11,194  24.33
REMICs                 1,338    3.94      1,873      5.07      3,015   6.55
FHLMC mortgage-backed
 securities            6,635   19.54      9,507     25.76      7,190  15.63
FNMA mortgage-backed
 securities              161    0.47        239      0.65        402   0.88
Municipal securities   3,950   11.63      4,072     11.03      4,270   9.28
Trust preferred
 securities            5,044   14.85      5,031     13.63      5,019  10.91
Equity securities          -       -          -         -     12,400  26.95
                     -------  ------    -------    ------    ------- ------
                      32,156   94.68     34,564     93.65     43,490  94.53
                     -------  ------    -------    ------    ------- ------
Total investment
 securities          $33,961  100.00%   $36,907    100.00%   $46,007 100.00%
                     =======  ======    =======    ======    ======= ======


The following table sets forth the maturities and weighted average yields in the securities portfolio at
March 31, 2006.
                                                                      More Than
                            Less Than             One to               Five to            More Than
                             One Year           Five Years            Ten Years           Ten Years
                        -----------------    -----------------    -----------------    -----------------
                                 Weighted             Weighted             Weighted            Weighted
                                 Average              Average              Average             Average
                        Amount   Yield(1)    Amount   Yield (1)   Amount   Yield (1)   Amount   Yield(1)
                        ------   --------    ------   --------    ------   --------    ------   --------
                                                       (Dollars in thousands)
Municipal securities    $   341     4.00%    $ 1,623      4.20%    $   286     4.80%    $ 1,700    4.48%
Agency securities         4,441     3.28      10,587      3.78           -        -           -       -
REMICs                        -        -          88      5.75           -        -       2,651    5.61
FHLMC mortgage-
 backed securities           92     6.00           -         -       6,543     4.02         138    5.03
FNMA mortgage-
 backed securities           23     6.89           -         -         133     6.14         270    6.22
Trust preferred
 securities                   -        -           -         -           -        -       5,044    6.32
                        -------     ----     -------      ----     -------     ----     -------    ----
Total                   $ 4,897     3.40%    $12,298      3.85%    $ 6,962     4.09%    $ 9,803    5.79%
                        =======     ====     =======      ====     =======     ====     =======    ====

(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax exempt obligations.


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

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes, or tranches, with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2006, the Company held REMICs with a net carrying value of $2.7 million, of which $1.4 million were classified as held-to-maturity and $1.3 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government sponsored entities. At March 31, 2006, the Company owned no privately issued REMICs.

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

The investment in municipal securities was $4.0 million at March 31, 2006 compared to $4.1 million at March 31, 2005.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and loan sales are the major sources of the Company's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2006.

                                                                      Percent
Interest                                         Minimum              of Total
Rate     Term          Category                   Amount    Balance   Deposits
----     ----          --------                   ------    -------   --------
                                                        (In thousands)

0.210%   None          NOW accounts               $   100  $ 62,941     10.37%
4.273    None          High yield checking         25,000    66,516     10.96
0.550    None          Regular savings                500    38,344      6.32
3.450    None          Money market                 2,500   137,451     22.65
None     None          Non-interest checking          100    94,592     15.58
                                                           --------    ------
          Total transaction accounts                        399,844     65.88

                       Certificates of Deposit
                       -----------------------

4.303   91 Days        Fixed-term, Fixed-rate       2,500    23,338      3.85
3.596   182-364 Days   Fixed-term, Fixed-rate       2,500    27,647      4.54
3.575   12-17 Months   Fixed-term, Fixed-rate       2,500    54,746      9.02
3.612   18 Months      Fixed-term, Variable rate,     100     1,429      0.24
                        Individual Retirement
                        account ("IRA")
2.862   18-23 Months   Fixed-term, Fixed-rate       2,500     1,810      0.30
3.529   24-35 Months   Fixed-term, Fixed-rate       2,500    46,037      7.58
4.369   36-59 Months   Fixed-term, Fixed-rate       2,500    29,046      4.79
4.294   60-83 Months   Fixed-term, Fixed-rate       2,500    14,858      2.45
4.671   84-120 Months  Fixed-term, Fixed-rate       2,500     8,209      1.35
                                                           --------    ------
          Total certificates of deposit                     207,120     34.12%
                                                           --------    ------
              Total deposits                               $606,964    100.00%
                                                           ========    ======


Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.
                                                      At March 31,
                 -------------------------------------------------------------------------------------------
                              2006                          2005                           2004
                 -----------------------------   ----------------------------   ----------------------------
                                    (Increase                      (Increase                      (Increase
                 Balance(2) Percent  Decrease)   Balance   Percent  Decrease)   Balance   Percent  Decrease)
                 ---------- -------  ---------   -------   -------  ---------   -------   -------  ---------
                                                    (Dollars in thousands)
Non-interest-
 bearing demand  $ 94,592    15.58%  $ 15,093   $ 79,499    17.40%  $ 17,597   $ 61,902    15.13% $ (16,562)
NOW accounts       62,941    10.37     (2,726)    65,667    14.37        (51)    65,718    16.06     38,605
High-yield
 checking          66,516    10.96     15,954     50,562    11.07        894     49,668    12.14     14,131
Regular savings
 accounts          38,344     6.32      2,831     35,513     7.77      6,179     29,334     7.17      4,479
Money market
 deposit accounts 137,451    22.65     61,120     76,331    16.71      6,347     69,984    17.11     16,267
Certificates of
deposits which
 mature (1):
  Within 12
   months         130,159    21.44     53,101     77,058    16.87     (9,214)    86,272    21.09     15,117
  Within 12-36
   months          65,679    10.82     26,573     39,106     8.56      6,684     32,422     7.92      9,803
  Beyond 36
   months          11,282     1.86    (21,860)    33,142     7.25     19,327     13,815     3.38      6,533
                 --------   ------   --------   --------   ------   --------   --------   ------   --------
      Total      $606,964   100.00%  $150,086   $456,878   100.00%  $ 47,763   $409,115   100.00%  $ 88,373
                 ========   ======   ========   ========   ======   ========   ========   ======   ========

(1) IRAs of $16.6 million, $15.4 million and $13.9 million at March 31, 2006, 2005 and 2004, respectively, are included in certificate of deposit balances.
(2) The April 22, 2005 acquisition of APB deposits included $38.1 million in transaction accounts and $42.0 million in certificates of deposits.


Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated.


                                                          At March 31,
                                                  ----------------------------
                                                     2006     2005       2004
                                                   ------   ------     ------
                                                         (In thousands)
Below 2.00%                                      $  2,257  $ 34,136  $ 63,241
2.00   2.99%                                       22,012    37,157    23,307
3.00   3.99%                                       90,763    36,216    14,221
4.00   4.99%                                       85,746    30,277    17,224
5.00   5.99%                                        6,063     9,670    10,230
6.00   7.99%                                          279     1,850     4,286
                                                 --------  --------  --------
  Total                                          $207,120  $149,306  $132,509
                                                 ========  ========  ========


The following table sets forth the amount and maturities of certificates of deposit at March 31, 2006.

                                             Amount Due
                          --------------------------------------------------
                                            After
                          Less Than   1 to 2     2 to 3     After
                          One Year     Years     Years     3 Years     Total
                          --------    -------   --------  ---------  -------
                                             (In thousands)

Below 2.00%              $  2,063    $   173   $     -     $    21 $   2,257
2.00   2.99%               20,552      1,345        78          37    22,012
3.00   3.99%               64,847     19,782     3,076       3,058    90,763
4.00   4.99%               40,640     13,973    24,185       6,948    85,746
5.00   5.99%                1,920      1,654     1,271       1,218     6,063
6.00   7.99%                  137         34       108           -       279
                         --------    -------   -------     ------- ---------
  Total                  $130,159    $36,961   $28,718     $11,282 $ 207,120
                         ========    =======   =======     ======= =========

The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at March 31, 2006.

                                                                  Weighted
Maturity Period                                      Amount     Average Rate
---------------                                     --------    ------------
                                                     (Dollars in thousands)

Three months or less                               $  24,477         3.81%
Over three through six months                         27,210         4.01
Over six through 12 months                            17,135         3.91
Over 12 Months                                        33,164         4.36
                                                    --------
Total                                               $101,986         4.06%
                                                    ========

Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.
                                                 Year Ended March 31,
                                           -------------------------------
                                             2006        2005       2004
                                           --------   ---------  ---------
                                                    (In thousands)

Beginning balance                          $456,878    $409,115   $320,742

Net increase before interest credited       137,743      42,342     83,618
Interest credited                            12,343       5,421      4,755
Net increase in savings deposits            150,086      47,763     88,373
                                           --------    --------   --------
Ending balance                             $606,964    $456,878   $409,115
                                           ========    ========   ========

Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Seattle are typically secured by the Bank's first mortgage loans, commercial real estate loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2006, the Bank had $46.1 million of outstanding advances from the FHLB of Seattle under an available credit facility of $228.5 million, which is limited to available collateral.

The following tables set forth certain information concerning the Company's FHLB Seattle borrowings at the dates and for the periods indicated.

                                                     At March 31,
                                            ------------------------------
                                              2006        2005       2004
                                            -------    --------   --------
          Weighted average rate on FHLB
           advances                           4.65%       5.05%      4.88%

                                                 Year Ended March 31,
                                            ------------------------------
                                              2006        2005       2004
                                            -------    --------   --------
                                                 (Dollars In thousands)
          Maximum amounts of FHLB
           advances outstanding
           at any month end                 $66,400     $43,000    $40,000
          Average FHLB
           advances outstanding              51,091      40,274     40,000
          Weighted average rate on FHLB
           advances                            4.44%       5.00%      4.96%

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2007. The facility may be reduced or withdrawn at any time. As of March 31, 2006, the Bank did not have any outstanding advances on this facility.

At December 31, 2005, a wholly owned subsidiary grantor trust established by the Company had issued $7.0 million of pooled Trust Preferred Securities ("trust preferred securities"). Trust preferred securities accrue and pay distributions periodically at specified rates as provided in the amended and restated declaration of trust. The trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company which pays interest at the same rate as distribution on the trust preferred securities. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part five years after issuance on any coupon date, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of junior subordinated debentures securities at March 31, 2006:

                        Preferred
              Issuance   security                Initial   Rate at   Maturing
                  date     amount  Rate Type (1)    Rate   12/31/05      Date
                  ----     ------  ------------     ----   --------      ----
                                  (Dollars in thousands)
Issuance trust
--------------
Riverview
 Bancorp, Inc.
 Statutory
 Trust 1       12/2005     $ 7,000   Variable      5.88%    6.27%     12/2035

(1) The variable rate preferred securities reprice quarterly.

The total amount of trust preferred securities outstanding at December 31, 2005 was $7.0 million. The interest rates on the trust preferred securities issued in December 2005 resets quarterly and is tied to the London Interbank Offered Rate ("LIBOR"). The Company has the right to redeem the Debentures in December 2010.

The Debentures issued by the Company to the grantor trusts, totaling $7.0 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2005, under the caption "Junior subordinated debentures." The Company records interest expense on the Debentures in the consolidated statements of income. The Company recorded $217,000 in other assets in the consolidated balance sheet at March 31, 2006, for the common capital
securities issued by the issuer trusts.   The Company invested $5.0 million of
the trust preferred securities proceeds in the Bank and retained the remaining $2.0 million for general corporate purposes.

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

General

The Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws. See "-- Savings and Loan Holding Company Regulations."

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

In addition, the investment, lending and branching authority of the Bank also are prescribed by federal laws, which prohibit the Bank from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2006 was $131,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2006, the Bank's lending limit under this restriction was $11.8 million and, at that date, the Bank's largest single loan to one borrower was $7.7 million, which was performing according to its original terms.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2006, the Bank had $46.1 million of outstanding advances from the FHLB of Seattle under an available credit facility of $228.5 million, which is limited to available
collateral.  See Business   Deposit Activities and Other Sources of Funds
Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At March 31, 2006, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended on May 18, 2005. For the year ended March 31, 2006, the Bank received no dividends from the FHLB of Seattle compared to $110,000 in dividends from the FHLB of Seattle for the year ended March 31, 2005.

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

The Federal Deposit Insurance Reform Act of 2005 ("The Reform Act"), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act provides for the consolidation of the Bank Insurance Fund and the Savings Association Insurance Fund into a combined "Deposit Insurance Fund" and gives the FDIC the authority to determine insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Reform Act provides the FDIC with flexibility to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Reform Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

At this time, management cannot predict the effect, if any, that the Reform Act will have on insurance premiums paid by the Bank.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At March 31, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2006, the Bank maintained 70.45% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2006, the Bank met each of these capital requirements. For additional information, see Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Company in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

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

Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such person's control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of outstanding in its latest examination.

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

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and
other financial service providers.   The Bank is subject to OTS regulations
implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

Taxation

For details regarding the Company's taxes, see Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2006, the Company had 239 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.


Name                 Age (1)      Position
----                -------       --------
Patrick Sheaffer      66          Chairman of the Board and Chief Executive
                                   Officer
Ron Wysaske           53          President and Chief Operating Officer
David A. Dahlstrom    55          Executive Vice President and Chief Credit
                                   Officer
Ron Dobyns            57          Senior Vice President and Chief Financial
                                   Officer
John A. Karas         57          Senior Vice President

(1)  At March 31, 2006.

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

Item1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fifteen times, from 1.00% to 4.75%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased the pricing of our loans have more than offset the rise in funding cost. In a sustained rising interest rate environment the asset yields are expected to closely match rising funding costs. A sustained falling interest rate environment would negatively impact margins. Opportunities to reduce non-maturity deposit rates become more difficult to realize in a protracted decline in rates, while asset yields come under constant pressure.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At March 31, 2006, we had $328.4 million of loans secured by commercial real estate loans, representing 52.1 % of our total loans and loans held for sale portfolio. The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan. The commercial real estate lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At March 31, 2006, commercial loans totaled $59.8 million, or 9.5%, of our total loan and loans held for sale portfolio. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our construction and land loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. We originate construction loans for commercial properties, as well as for single
family home construction.   At March 31, 2006, construction loans totaled
$127.3 million, or 20.2% of total loans and loans held for sale while land loans totaled $49.2 million or 7.8% of total loans and loans held for sale. Construction and land acquisition and development lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and land acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Our consumer loans generally have a higher risk of default than our other loans. At March 31, 2006, consumer loans totaled $31.4 million, or 5.0%, of our total loan and loans held for sale portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the economy may also increase our risk for credit losses. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

    *   Cash flow of the borrower and/or the project being financed;

    * in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

    *   the credit history of a particular borrower;

    *   changes in economic and industry conditions; and

    *   the duration of the loan.

If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our earnings could be materially and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings. In addition, the Bank's regulators, as an integral part of their examination process, may require us to make additional provisions for loan losses.

The unseasoned nature of many of the commercial real estate loans we originated may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

The diversification of our real estate loan portfolio has led to a significant increase in the number of commercial real estate loans in our portfolio. Many of these loans are unseasoned and have not been subjected to unfavorable economic conditions. We have limited experience in originating these types of loans and as a result do not have a significant payment history pattern with which to judge future collectibility. As a result, it is difficult to predict the future performance of this part of our real estate loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our profitability.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Our profitability depends significantly on economic conditions in the States of Washington and Oregon.

Our success depends primarily on the general economic conditions of the States of Washington and Oregon and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in seven counties of Washington and Oregon. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits and advances from the FHLB-Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology.. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

We may be unable to successfully integrate any acquisition we may make.

We regularly explore opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. We cannot predict the number, size or timing of acquisitions. Difficulties in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of deposits, customers and key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with any merger could have an adverse effect on our business and results of operations following the acquisition or otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income, which would negatively impact our net interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from broker loan fees on the sale of loans to investors on a servicing released basis. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to extensive federal and state regulation and supervision, primarily through the Bank. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

We rely on dividends from subsidiaries for most of our revenue.

Riverview Bancorp, Inc is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties
-------------------

The following table sets forth certain information relating to the Company's offices as of March 31, 2006.

                                             Approximate
Location                   Year Opened      Square Footage        Deposits
--------                   -----------      --------------        --------
                                                                (In millions)
Main Office:
900 Washington, Suite 900
Vancouver, Washington (1)     2000             16,000              $ 84.5

Riverview Center:

17205 SE Mill Plain
Boulevard Vancouver,
Washington (1)(2)(8)          2006             50,000

Branch Offices:

700 N.E. Fourth Avenue
Camas, Washington (1)(2)      1975             25,000                52.1

3307 Evergreen Way
Washougal, Washington
(1)(2)(3)                     1963              3,200                39.0

225 S.W. 2nd Street
Stevenson, Washington (2)     1971              1,700                33.4

330 E. Jewett Boulevard
White Salmon, Washington
(2)(4)                        1977              3,200                32.9
15 N.W. 13th Avenue
Battle Ground, Washington
(2)(5)                        1979              2,900               39.0

412 South Columbus
Goldendale, Washington (2)    1983              2,500               16.8

11505-K N.E. Fourth Plain
Boulevard Vancouver,
Washington (2)                1994              3,500               29.7

7735 N.E. Highway 99
Vancouver, Washington
(1)(6)(2)                     1994              4,800               28.1

1011 Washington Way
Longview, Washington (6)(2)   1994              2,000               26.4

900 Washington St., Suite
100 Vancouver,
Washington (1)(2)             1998              5,300               76.0

1901-E N.E. 162nd Avenue
Vancouver, Washington
(1)(2)                        1999              3,200               16.8

800 N.E. Tenney Road,
Suite D Vancouver,
Washington (2)                2000              3,200               49.3

915 MacArthur Boulevard
Vancouver, Washington
(1)(2)(7)                     2003              3,000               24.0

320 S.E. 192nd Avenue
Vancouver, Washington
(1)(2)(8)                     2006              3,200                1.0

315 SW Fifth Avenue
Portland, Oregon (1)(2)(9)    2005              9,304               21.9

23500 NE Sandy Boulevard
Wood Village, Oregon (1)
(2)(9)                        2005                900                8.8

112 Main Street
Aumsville, Oregon (2)(9)      2005              2,500               27.3

(1)    Leased.
(2)    Location of an automated teller machine.
(3)    New facility in 2001.
(4)    New facility in 2000.
(5)    New facility in 1994.
(6) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(7) Former location of Today's Bank, Vancouver, Washington, acquired on July 18, 2003.
(8)    New facility in 2006
(9) Former location of American Pacific Bank, Aumsville, Oregon, acquired on April 22, 2005.

During second quarter of fiscal year 2001, the Company's main office for administration was relocated from Camas to the downtown Vancouver address of
900 Washington Street.   The Washougal branch office was relocated during the
first quarter of the fiscal year 2001.

The Company uses an outside data processing system to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations. At March 31, 2006, the net book value of the Company's office properties, furniture, fixtures and equipment was $19.1 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
----------------------------------------------------------------------------

At March 31, 2006, there were 5,772,690 shares Company Common Stock issued and 5,772,686 outstanding, 837 stockholders of record and an estimated 1,500 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Holding Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a
savings association's capital level.  See "REGULATION   Federal Regulation of
Savings Associations Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company has traded on the Nasdaq National Market System under the symbol "RVSB" since October 2, 1997. From October 22, 1993 until October 2, 1997, the common stock of the Company traded on The Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2006 and 2005 fiscal years. At March 31, 2006, there were 18 market makers in the Company's common stock as reported by the Nasdaq Stock Market.

                                                                Cash Dividends
Fiscal Year Ended March 31, 2006               High      Low       Declared
--------------------------------               ----       ---     ----------

Quarter Ended March 31, 2006                  $27.50    $23.12      $0.170
Quarter Ended December 31, 2005                23.93     20.92       0.170
Quarter Ended September 30, 2005               22.10     20.75       0.170
Quarter Ended June 30, 2005                    21.80     20.33       0.170

                                                                Cash Dividends
Fiscal Year Ended March 31, 2005               High      Low       Declared
--------------------------------               ----       ---     ----------

Quarter Ended March 31, 2005                 $22.48    $21.00      $0.155
Quarter Ended December 31, 2004               22.50     20.95       0.155
Quarter Ended September 30, 2004              21.65     19.85       0.155
Quarter Ended June 30, 2004                   21.00     19.49       0.155

Stock Repurchase

The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well, as market conditions in general. The following table reflects activity for the three months ended March 31, 2006.

                           Common Stock Repurchased

                                                           Maximum
                                               Total Number      Number of
                                      Average   of Shares      shares that May
                                       Price   Purchased as       Yet Be
                       Total Number    Paid   Part of Publicly   Purchased
                        of Shares       per    Announced         Under the
                       Purchased (1)   Share     Plan            Program

January 1, 2006-
 January 31, 2006        50,000       $24.55     50,000          240,248
February 1, 2006-
 February 28, 2006            -            -          -                -
March 1, 2006-
 March 31, 2006               -            -          -                -
                         ------       ------     ------          -------
Balance at March 31,
 2006                    50,000       $24.55     50,000          240,248
                         ======       ======     ======          =======

(1) In July 2005, the Company announced a stock repurchase of up to 5%, or 290,248 shares, of its outstanding common stock. This program expires when all shares under the plan have been repurchased.

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

                                                     At March 31,
                                  --------------------------------------------
                                      2006    2005     2004     2003     2002
                                  -------  -------  -------   -------  -------
                                                   (In thousands)

FINANCIAL CONDITION DATA:

Total assets                      $763,847 $572,571 $520,487 $419,904 $392,101
Loans receivable, net (1)          623,081  429,959  381,534  301,811  288,530
Mortgage-backed securities held
 to maturity, at amortized cost      1,805    2,343    2,517    3,301    4,386
Mortgage-backed securities available
 for sale, at fair value             8,134   11,619   10,607   13,069   36,999
Cash and interest-bearing deposits  31,346   61,719   47,907   60,858   22,492
Investment securities available for
 sale, at fair value                24,022   22,945   32,883   20,426   18,275
Deposit accounts                   606,964  456,878  409,115  320,742  259,690
FHLB advances                       46,100   40,000   40,000   40,000   74,500
Shareholders' equity                91,687   69,522   65,182   54,511   53,677

                                                Year Ended March 31,
                                  --------------------------------------------
                                      2006    2005     2004     2003     2002
                                  -------  -------  -------   -------  -------
                                                   (In thousands)
OPERATING DATA:
Interest income                   $47,229  $29,968  $27,584   $26,461  $29,840
Interest expense                   14,877    7,395    6,627     8,417   14,318
                                  -------  -------  -------   -------  -------
Net interest income                32,352   22,573   20,957    18,044   15,522
Provision for loan losses           1,500      410      210       727    1,116
                                  -------  -------  -------   -------  -------
Net interest income after
 provision for loan losses         30,852   22,163   20,747    17,317   14,406
Gains (losses) from sale of
 loans, securities and real
 estate owned                         382     (672)   1,003      (531)   1,964
Gain on sale of land and
 fixed assets                           2      830        3         -        4
Other non-interest income           8,453    6,348    5,583     4,469    4,583
Non-interest expenses              25,374   19,104   17,572    14,908   13,953
                                  -------  -------  -------   -------  -------
 Income before income taxes        14,315    9,565    9,764     6,347    7,004
Provision for income taxes          4,577    3,036    3,210     1,988    2,136
                                  -------  -------  -------   -------  -------
Net income                        $ 9,738  $ 6,529  $ 6,554   $ 4,359  $ 4,868
                                  =======  =======  =======   =======  =======
(1)  Includes loans held for sale

                                                    At March 31,
                                  --------------------------------------------
                                     2006     2005     2004     2003      2002
                                  -------  -------  -------   -------  -------
OTHER DATA:

Number of:
Real estate loans outstanding        3,084    3,037   3,141    2,904    2,176
Deposit accounts                    39,095   29,341  27,209   25,752   26,625
Full service offices                    17       13      13       12       12

                                         At or For the Year Ended March 31,
                                  --------------------------------------------
                                     2006     2005     2004      2003     2002
                                  -------  -------  -------   -------  -------

KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets            1.36%    1.24%    1.35%     1.07%   1.16%
Return on average equity           10.95     9.56    10.60      7.99    9.01
Dividend payout ratio (1)          39.08    45.59    39.72     50.00   41.51
Interest rate spread                4.55     4.38     4.42      4.28    3.29
Net interest margin                 5.03     4.74     4.76      4.83    4.04
Non-interest expense to
 average assets                     3.54     3.62     3.61      3.66    3.34
Efficiency ratio (2)               61.60    65.70    63.79     67.82   63.21

Asset Quality Ratios:
Average interest-earning
 assets to interest-bearing
 liabilities                      121.14   123.45   122.53    124.62  120.49
Allowance for loan losses to
 total net loans at end of
 period                             1.15     1.01     1.16      0.90    0.87
Net charge-offs to
 average outstanding loans
 during the period                  0.10     0.13     0.31      0.12    0.14
Ratio of nonperforming assets
 to total assets                    0.05     0.13     0.39      0.18    0.61

Capital Ratios:
Average equity to average
 assets                            12.39    12.92    12.72     13.39   12.93
Equity to assets at end of
 fiscal year                       12.00    12.14    12.52     12.98   13.69

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

The April 2005 acquisition of APB added 3 branches in Oregon: Portland, Aumsville and Wood Village. Fiscal year 2005 expansion included opening in Vancouver the Riverview Center, an operations center and the 192nd Branch. Riverview Center is a 50,000 square foot office building; over 80 employees from accounting, audit, data processing, human resources, information technology, loan origination, loan servicing, marketing and operations are located here. The 192nd Branch is a full service branch with the convenience of two drive-up teller windows, drive-up ATM and safe deposit boxes. The July 2003 acquisition of Today's Bancorp, Inc. added one branch and a lending center. The number of automated teller machines increased from six to 19 so that each branch location now is serviced by at least one automated teller machine.

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

Fiscal 2006 marked the 83rd anniversary since the Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending, however, the Company began diversifying its loan portfolio through the expansion of commercial loans in 1998. In fiscal 2002, commercial loans including commercial real estate as a percentage of the loan portfolio were 37.97%, which has increased to 68.9% of total loans at the end of fiscal year 2006. Commercial lending including commercial real estate has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio's profitability.

The Company's relationship banking has been enhanced by the 1998 addition of Riverview Asset Management Corp, a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers. Development of relationship banking has been the
key to the Company's growth.   The fair market value of assets under
management in Riverview Asset Management Corp. has increased from $174.8 million at March 31, 2005, to $232.8 million at March 31, 2006.

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

Comparison of Financial Condition at March 31, 2006 and 2005

At March 31, 2006, the Company had total assets of $763.8 million compared with $572.6 million at March 31, 2005. The increase in total assets was primarily as a result of the increase in loans outstanding. Cash, including interest-earning accounts, totaled $31.3 million at March 31, 2006, compared to $61.7 million at March 31, 2005, as a result of the Company's increase in total loans.

Loans receivable, net, were $623.0 million at March 31, 2006, compared to $429.4 million at March 31, 2005, a 45.1% increase. The increases in commercial real estate, commercial construction, land, construction, commercial and consumer loans were partially offset by decreases in one-to-four- family residential and multi-family, loans. Decreases in one-to-four family residential loans reflect management's decision to sell fixed interest rate mortgages and retain adjustable rate interest rate mortgages in the loan portfolio. The APB acquisition at April 22, 2005, added $119.5 million in loans. As interest rates fall, loan volume shifts to fixed rate production. Conversely, in a rising interest rate environment, loan volume will shift to adjustable rate production. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term fixed interest rate products. It also provides additional funds for new loans and provides a means for the diversification of the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

Investment securities available-for-sale was $24.0 million at March 31, 2006, compared to $22.9 million at March 31, 2005. The increase reflects the $1.4 million of APB investment securities acquired in the acquisition, the $5.0 million of investments securities purchased in second quarter of fiscal your 2006, the $5.0 million of called investment securities in the second quarter of fiscal year 2006 and the $300,000 of pay downs.

Mortgage-backed securities held-to-maturity was $1.8 million at March 31, 2006, compared to $2.3 million at March 31, 2005. The $500,000 decrease was a result of pay downs.

Mortgage-backed securities available-for-sale was $8.1 million at March 31, 2006, compared to $11.6 million at March 31, 2005. The $3.5 million decrease was a result of pay downs.

Deposit accounts totaled $607.0 million at March 31, 2006 compared to $456.9 million at March 31, 2005. The increase in deposits is a result of increases in all deposit balances except for NOW accounts. The APB acquisition at April 22, 2005, added $79.8 million in deposits. Checking accounts and money market accounts ("transaction accounts") total average outstanding balance increased 37.2% to $333.7 million at March 31, 2006, compared to $243.2 million at March 31, 2005. Transaction accounts represented 58.9% and 58.8% of average total outstanding balance of deposits at March 31, 2006 and March 31, 2005, respectively.

FHLB advances increased to $46.1 million at March 31, 2006 as compared to $40.0 million at March 31, 2005 as the increased FHLB advances were utilized to fund the Bank's operations.

Shareholders' equity increased $22.2 million to $91.7 million at March 31, 2006 from $69.5 million at March 31, 2005. The increase was primarily the result of $16.7 million stock issued in connection with the APB acquisition, $9.6 million total comprehensive income, $558,000 earned ESOP shares and $314,000 received from the exercise of stock options, partially offset by $3.8 million cash dividends paid to shareholders and $1.2 million of common stock repurchased and retired.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005

Net Income. Net income was $9.7 million, or $1.72 per diluted earning share for the year ended March 31, 2006, compared to $6.5 million, or $1.33 per diluted share for the year ended March 31, 2005.

Net Interest Income. Net interest income for fiscal year 2006 was $32.4 million, representing a $9.8 million, or a 43.3% increase, from $22.6 million
in fiscal year 2005.   This improvement reflected a 34.5% increase in the
average balance of interest earning assets (primarily as a result of increases in the average balance of mortgage and non-mortgage loans due primarily to the APB acquisition, partially offset by a decrease in the average balance of mortgage-backed and investment securities and daily interest bearing assets) to $645.1 million, which was offset by a 37.1% increase in the average balance of interest-bearing liabilities (an increase in all deposit categories reflecting deposits assumed as part of the APB acquisition and a $13.0 million increase in average FHLB borrowings) to $532.5 million. The ratio of average interest earning assets to average interest bearing liabilities decreased to 121.14% in fiscal 2006 from 123.45% in fiscal 2005 which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income was $47.2 million for the fiscal year ended March 31, 2006 compared to $30.0 million, for the fiscal year ended 2005. Increased interest income is the result of the increase in the average balance of interest earning assets and the increased yield on interest earning assets. Average interest-bearing assets increased $165.6 million to $645.1 million for fiscal 2006 from $479.5 million for fiscal 2005. The yield on interest-earning assets was 7.34% for fiscal year 2006 compared to 6.28% for fiscal 2005. The increased yield is primarily the result of the higher yields on loans, investment securities and other interest earning assets reflecting the increasing interest rate environment. The increased interest income is the result of the increase in the average balance of interest earning assets and the increase in the yield on interest earning assets.

Interest Expense. Interest expense for the year ended March 31, 2006 totaled $14.9 million, a $7.5 million increase from $7.4 million for the year ended March 31, 2005. The increase in interest expense is the result of higher rates of interest that occurred during fiscal years 2005 and 2006. The weighted average interest rate of total deposits increased from 1.55% for the year ended March 31, 2005 to 2.58% for the year ended March 31, 2006. The weighted average interest rate of FHLB borrowings decreased from 5.00% for the year ended March 31, 2005 to 4.44% for the year ended March 31, 2006.

Provision for Loan Losses. The provision for loan losses for fiscal year 2006 was $1.5 million, compared to $410,000 for the same period in the prior year. For this time period the loan receivable balance increased $196.4 million to $630.2 million at March 31, 2006 from $433.8 million at March 31, 2005. Excluding the impact of the American Pacific Bank acquisition, organic loan growth during the fiscal year 2006 was $77.4 million, consisting primarily of commercial and construction loans. Management analyzes the probable loss factors that drive the loan loss reserve on a quarterly basis. These probable loss factors contemplate historical loss rates, adjusted for qualitative
factors that are included in our analysis.   Such factors include the relative
strength of the local economy, concentrations in certain categories, such as commercial real estate and construction loans, the impact of an increasing interest rate environment, as well as the overall impact of integrating APB's
lending business with ours, along with other factors.   As part of that
ongoing process, we have continued to refine our reserving methodologies with regard to larger and/or high-risk loans that we consider to be "nonhomogeneous", such as commercial, speculative, and commercial construction loans. Such loans have continued to be an increasing part of our loan portfolio in recent quarters, which tends to result in an increased loan loss requirement. For example, as a percentage of total loans, our commercial real estate loans increased from 53.97% to 59.41% and construction loans from 10.05% to 12.88% at March 31, 2006 as compared to March 31, 2005. Based on our continuing analysis of these loans, we increased certain loss factors assigned to some of these loan categories during the current fiscal year. For example, the estimated loan loss rate for land and lots for development was increased by 0.25% to 1.0%, commercial real estate loans was increased by 0.125% to 0.875%, commercial construction loans was increased by 0.125% to 0.875%, speculative construction loans was increased by 0.50% to 1.00%, multi-family loans was increased by 0.375% to 0.875% and raw land and lots was increased by 0.25% to 1.00% to cover the probable losses inherent in the loan portfolio. Such changes resulted in approximately $900,000 of increased provision for the fiscal year of 2006. The increased loan loss provision during the fiscal year 2006 was due to this combination of loan growth, as well as the higher percentage of loans falling into higher risk
categories.   Net charge-offs to average net loans was 0.10% for fiscal year
2006 as compared to 0.13% for prior year.   Non-accrual loans continued to
decrease from $456,000 at March 31, 2005 to $415,000 at March 31, 2006. The allowance for loan losses was $7.2 million at March 31, 2006 compared to $4.4 million at March 31, 2005. The quality of the loan portfolio continues to be very good, as the criticized classified loan balances have increased just $872,000 and non-accrual loans decreased by $41,000 at March 31, 2006 compared to March 31, 2005. Net charge-offs for the twelve months ended March 31, 2006 were $562,000, compared to $496,000 for the same period of last year. The ratio of allowance for credit losses and loan commitments to total net loans at March 31, 2006 increased to 1.20% from 1.07% at March 31, 2005 with such increase reflecting the changing mix of our loan portfolio and the additional risk of these loans as described above. Management believes that our allowance for loan losses as of March 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income increased $2.3 million, or 35.8%, to $8.8 million for the year ended March 31, 2006 from $6.5 million for the same period in 2005 primarily as a result of a $1.3 million increase in fees and service charges, an increase of $361,000 in asset management fees and the non-recurring $311,000 gain on sale of the credit card portfolio acquired in the APB acquisition. The $1.3 million increase in fees and service charges was primarily a result of the $544,000 or 34.6% growth in mortgage broker fees and the acquisition of APB in fiscal year 2006 as compared to fiscal year 2005. The increase in loan servicing income for fiscal year 2006 reflects the $68,000 decrease in servicing amortization as the servicing portfolio has decreased. For the year ended March 31, 2006, fees and service charges increased $1.3 million, or 22.4%, when compared to the year ended March 31, 2005. The $1.3 million increase in fees and service charges is primarily a result of the $544,000, or 34.6%, growth in mortgage broker fees and the acquisition of APB in fiscal year 2006 as compared to fiscal year 2005. The increase in the number of mortgage brokers from 12 to 13 in fiscal year 2005 combined with the increasing mortgage interest rates experienced in fiscal 2006 increased the volume of mortgage refinance activity as compared to fiscal 2005. The increased mortgage refinance activity resulted in increased mortgage broker activity. The reduced gains on sale of loans held for sale reflected the mortgage broker activity having a higher proportion of brokered loans versus portfolio loans. Mortgage brokered loan production increased from $194.4 million in 2005 to $276.6 million in 2006. Mortgage broker fees (included in fees and service charges) totaled $2.1 million for the year ended March 31, 2006 compared to $1.6 million for the previous year. Mortgage broker commission compensation expense was $1.3 million for the fiscal ended March 31, 2006 compared to $1.0 million for the fiscal ended March 31, 2005. Asset management services income increased $1.5 million reflecting the increase in assets under management for the fiscal year 2006 compared to $1.1 million for the fiscal year 2005. Riverview Asset Management Corp. had $232.8 million in total assets under management at March 31, 2006 compared to $174.8 million at March 31, 2005

Non-Interest Expense. Non-interest expense increased $6.3 million, or 33.0%, to $25.4 million for fiscal year 2006 compared to $19.1 million for fiscal year 2005. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization, lower of cost or market adjustments and securities impairment charge). The Company's efficiency ratio excluding intangible asset amortization, lower of cost or market adjustments and securities impairment charge was 60.79% in fiscal 2006 compared to 61.63% in fiscal 2005.

The principle component of the increase in the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2006, salaries and employee benefits, which includes mortgage broker commission compensation, was $14.5 million, a 34.9% increase over the prior year total of $10.8 million. Salaries increased as the number of full-time equivalent employees increased to 239 at March 31, 2006 from 197 at March 31, 2005, which was primarily the result of the expansion related to increased staffing in branches and operations.

The acquisition of APB and the related acquisition of $80.0 million in deposit accounts created a $526,000 core deposit intangible ("CDI") representing the excess of cost over fair market value of the acquired deposits. The CDI is being amortized over a ten-year life using an accelerated method. The amortization expense was $93,000 for fiscal 2006, compared to none in fiscal 2005.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposit accounts created an $820,000 CDI. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $116,000 for fiscal 2006, compared to $138,000 for fiscal 2005.

The acquisition of the Hazel Dell and Longview branches from the Resolution Trust Corporation in fiscal 1995 (see Item 2. Properties), and the related acquisition of $42.0 million in customer deposits created a $3.2 million core deposit intangible asset, representing the excess of fair value of deposits over the acquired cost. CDI was $42,000 at March 31, 2005 and was fully amortized during the fiscal year 2005. The amortization expense of CDI was $42,000 for the fiscal year 2005.

Provision for Income Taxes. The provision for income taxes was $4.6 million for the year ended March 31, 2006 compared to $3.0 million for the year ended March 31, 2004. The primary reason the tax provision is higher in the current year compared to the prior year is a result of the higher income in the current year. The effective tax rate for fiscal year 2006 was 32.7% compared to 31.7% for fiscal 2005. The primary reason for the increase in the effective tax rate was the entry into a new tax jurisdiction including the state of Oregon and Multnomah County. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's income taxes.

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

Provision for Income Taxes. The provision for income taxes was $3.0 million for the year ended March 31, 2005 compared to $3.2 million for the year ended March 31, 2004. The primary reason the tax provision is lower in the current year compared to the prior year is a result of the tax treatment of an increase in the cash surrender value of bank owned life insurance. The effective tax rate for fiscal year 2005 was 31.7% compared to 32.8% for fiscal 2004. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $3.1 million, $2.5 million and $2.3 million are included in interest income for the twelve months ended March 31, 2006, 2005 and 2004, respectively.


                                                          Year Ended March 31,
                            -------------------------------------------------------------------------------
                                      2006                       2005                       2004
                            -------------------------  ------------------------  --------------------------
                                      Interest                   Interest                   Interest
                            Average        and  Yield/ Average        and Yield/  Average        and  Yield/
                            Balance  Dividends   Cost  Balance  Dividends  Cost   Balance  Dividends   Cost
                            -------  ---------   ----  -------  ---------  ----   -------  ---------  -----
                                                          (Dollars in thousands)

 Interest-earning assets:
 Real estate loans         $485,554    $37,916   7.81% $307,750   $22,345  7.26%  $274,763  $20,471   7.45%
 Non-real estate loans       96,472      7,123   7.38    89,050     5,419  6.09     82,126    5,163   6.29
                          ---------   -------- ------  --------   ------- -----   --------  ------- ------
  Total net loans (1)       582,026     45,039   7.74   396,800    27,764  7.00    356,889   25,634   7.18

Mortgage-backed
 securities(2)               12,144        530   4.36    15,616       634  4.06     13,170      613   4.65
Investment
 securities(2)               24,101      1,106   4.59    30,021     1,055  3.51     28,283      889   3.14
Daily interest-bearing
 assets                      19,480        649   3.33    30,987       565  1.82     39,334      372   0.95
Other earning
 assets                       7,333          3   0.04     6,088       110  1.81      5,849      231   3.95
                           --------   -------- ------  --------   ------- -----   --------  ------- ------
Total interest-earning
 assets                     645,084     47,327   7.34   479,512    30,128  6.28    443,525   27,739   6.25
Non-interest-earning
 assets:
Office properties and
 equipment, net              12,358                       8,778                     10,165
Other non-interest-earning
 assets                      60,294                      40,038                     32,400
                           --------                    --------                   --------
   Total assets            $717,736                    $528,328                   $486,090
                           ========                    ========                   ========
Interest-bearing
 liabilities:
 Regular savings accounts  $ 38,818    $   213   0.55  $ 32,420   $   178  0.55   $ 27,534  $   163   0.59
 NOW accounts               126,045      2,248   1.78   102,736       923  0.90     97,017      836   0.86
 Money market accounts      120,188      3,276   2.73    75,063       901  1.20     65,176      582   0.89
 Certificates of deposit    194,253      6,646   3.42   137,933     3,378  2.45    132,257    3,062   2.32
                           --------   -------- ------  --------   ------- -----   --------  ------- ------
   Total interest-bearing
    deposits                479,304     12,383   2.58   348,152     5,380  1.55    321,984    4,643   1.44


  Other interest-bearing
   liabilities               53,217      2,494   4.69    40,274     2,015  5.00     40,000    1,984   4.96
                           --------    ------- ------  --------   ------- -----   --------  ------- ------
   Total interest-bearing
    liabilities             532,521     14,877   2.79   388,426     7,395  1.90    361,984    6,627   1.83

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits                 $ 87,490                    $ 65,415                   $ 57,899
Other liabilities             8,777                       6,202                      4,390
                           --------                    --------                   --------
 Total liabilities          628,788                     460,043                    424,273
Shareholders' equity         88,948                      68,285                     61,817
                           --------                    --------                   --------
    Total liabilities and
     shareholders' equity  $717,736                    $528,328                   $486,090
                           ========                    ========                   ========
Net interest income                    $32,450                    $22,733                   $21,112
                                       =======                    =======                   =======
Interest rate spread                             4.55%                     4.38%                      4.42%
                                               ======                    ======                     ======

Net interest margin                              5.03%                     4.74%                      4.76%
                                               ======                    ======                     ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                  121.14%                   123.45%                    122.53%
                                               ======                    ======                     ======
Tax Equivalent Adjustment
 (3)                                   $    98                    $   161                   $   155
                                       =======                    =======                   =======


(1) Includes non-accrual loans.  Includes amortized loan fees of $3.1 million, $2.5 million and $2.3 million for fiscal year 2006, 2005 and 2004, respectively.

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

                                 At March 31,          Year Ended March 31,
                                 -----------        -------------------------
                                     2006           2006      2005       2004
                                    -----           ----     -----       ----
Weighted average yield
 earned on:
 Total net loans (1)                 7.74%           7.20%    6.36%      6.53%
 Mortgage-backed securities          4.57            4.36     4.06       4.65
 Investment securities               4.66            4.59     3.51       3.14
 All interest-earning assets (1)     7.47            6.85     5.76       5.73

Weighted average rate paid on:
 Deposits                            2.62            2.58     1.55       1.44
 FHLB advances and other
  borrowings                         4.65            4.69     5.00       4.96
 All interest-bearing liabilities    2.80            2.79     1.90       1.83

Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities)(1)                     4.67            4.06     3.86       3.90

Net interest margin (net interest
 income (expense) as a percentage
 of average interest-earning assets)
 (1)                                 5.03            4.55     4.22       4.23


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


                                                    Year Ended March 31,
                                 -------------------------------------------------------------------
                                       2006 vs 2005                             2005 vs 2004
                                 ----------------------------             --------------------------
                                    Increase                                 Increase
                                   (Decrease)                               (Decrease)
                                     Due to          Total                    Due To         Total
                                 --------------     Increase              --------------    Increase
                                 Volume    Rate    (Decrease)             Volume    Rate   (Decrease)
                                 ------    ----    ---------              ------    ----    --------
                                                            (In thousands)
Interest Income:
  Real estate loans             $13,769   $1,802     $15,571              $2,406   $(532)    $1,874
  Non-real estate loans             481    1,223       1,704                 425    (169)       256
  Mortgage-backed securities       (149)      45        (104)                105     (84)        21
Investment securities (1)          (233)     284          51                  57     109        166
Daily interest-bearing             (263)     347          84                 (93)    286        193
Other earning assets                 19     (126)       (107)                  9    (130)      (121)
                                -------   ------     -------             -------  ------    -------
Total interest income            13,624    3,575      17,199               2,909    (520)     2,389
                                -------   ------     -------             -------  ------    -------
Interest Expense:
Regular savings accounts             35        0          35                  28     (13)        15
NOW accounts                        250    1,075       1,325                  50      37         87
Money market accounts               762    1,613       2,375                  97     222        319
Certificates of deposit           1,659    1,609       3,268                 134     182        316
Other interest-bearing
 liabilities                        611     (132)        479                  15      16         31
                                -------   ------     -------             -------  ------    -------
  Total interest expense          3,317    4,165       7,482                 324     444        768
                                -------   ------     -------             -------  ------    -------
  Net interest income (1)       $10,307   $ (590)    $ 9,717             $ 2,585  $ (964)   $ 1,621
                                =======   ======     =======             =======  ======    =======
(1) Taxable equivalent


Asset and Liability Management

The Company's principle financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities. Interest rate sensitivity increases by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to four-family mortgage loans with terms of more than 15 years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans or purchase of adjustable rate mortgage-backed securities for its portfolio; increasing commercial, consumer and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to-four family residential mortgage loans; matching asset and liability maturities; investing in short term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. This approach has remained consistent throughout the past year as the Company has experienced a change in the mix of loans, deposits and FHLB advances.

At March 31, 2006, loans and adjustable rate mortgage-backed securities constituted $524.5 million, or 81.9%, of the Company's total combined loans and securities portfolio. This compares to loans and adjustable rate securities at March 31, 2005 that totaled $268.0 million, or 74.5%, of the Company's total combined loan and securities portfolio. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The loan servicing portfolio totaled $116.0 million at March 31, 2006, including $1.6 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $118.5 million and produced loan servicing income of $91,000 for the year ended March 31, 2006. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate consumer, commercial, construction and other loans totaled $521.9 million or 82.8% of total gross loans at March 31, 2006 as compared to $335.0 million, or 77.1%, at March 31, 2005. At March 31, 2006, the construction, commercial, consumer and other loan portfolios amounted to $127.3 million, $59.8 million, $31.4 million and $411.9 million, or 20.2%, 9.5%, 5.0% and 65.3% of total loans, net of deferred fees, respectively. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2006, the combined portfolio carried at $34.0 million had an average term to repricing or maturity of 2.69 years. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The following table provides the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2005.

                                 At December 31, 2005
               ---------------------------------------------------
                        Net                Net Portfolio Value as a
                  Portfolio Value            Percent of Present
               -------------------------       Value of Assets
Change         Dollar   Dollar   Percent    ---------------------
In Rates       Amount   Change   Change     NPV Ratio     Change
--------       ------   ------   -------    ---------    --------
                 (Dollars in thousands)

300      bp   $114,715  $3,768     +3%       15.20%        +44 bp
200      bp    113,974   3,027     +3        15.12         +36 bp
100      bp    112,537   1,590     +1        14.96         +19 bp
0        bp    110,947       -      -        14.76              -
(100)    bp    108,379  (2,568)    (2)       14.45         (32)bp
(200)    bp    104,863  (6,084)    (5)       14.01         (75)bp


For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2005 would increase the Company's NPV by approximately $1.6 million, or 1%, at that date. At December 31, 2004, an instantaneous 100 basis point increase in market interest rates would have increased the Company's NPV by approximately $3.1 million, or 4%, at that date. The $31.5 million increase in the NPV to $110,947 at December 31, 2005 is the result of the impact of more adjustable loan balances in the loan portfolio at December 31, 2005 as compared to December 31, 2004.

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

Liquidity and Capital Resources

The Company's primary source of cash flows is its operations as a lender, which generate interest income on loans. This is supplemented by fee income, service charges, and interest on investment securities, and reduced by payment of interest expense and non-interest expenses. After payment of expenses, the Company has significant positive cash flow from operating activities. The Company's investing activities typically use cash, primarily for loan originations. For the year ended March 31, 2006, additional cash flows were provided by the Company's financing activities as a result of a significant increase in deposit accounts.

The Company's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2006, cash totaled $31.3 million, or 4.1%, of total assets. The Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient

FHLB stock. At March 31, 2006, the Bank had $46.1 million of outstanding advances from the FHLB of Seattle under an available credit facility of $228.5 million, limited to available collateral.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2006, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 6.71%.

The Company's primary investing activity is the origination of loans. During the years ended March 31, 2006, 2005 and 2004, the Company originated $655.3 million, $434.4 million and $375.8 million of loans held for investment and loans held for sale, respectively. At March 31, 2006, the Company had outstanding mortgage loan commitments of $2.3 million and undisbursed balance of mortgage loans closed of $94.6 million. Consumer loan commitments totaled $2.4 million and unused lines of consumer credit totaled $24.7 million at March 31, 2006. Commercial real estate loan commitments totaled $12.4 million and undisbursed balance of commercial real estate loans closed was $8.4 million at March 31, 2006. Commercial loan commitments totaled $850,000 and unused commercial lines of credit totaled $42.6 million at March 31, 2006.
The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2006 totaled $130.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

At March 31, 2006, scheduled maturities of certificates of deposit, FHLB advances, Debentures, commitments to originate loans, undisbursed loan funds, unused lines of credit, standby letters of credit and future operating minimum lease commitments were as follows:

                                   Within      1-3     4-5     Over     Total
                                   1 year    Years   Years  5 Years   Balance
                                 --------   ------  ------  -------  --------
                                                (In thousands)
Certificates of deposit          $130,159  $65,679  $ 6,354  $4,928  $207,120
FHLB advances                      41,100    5,000        -       -    46,100
Debentures                              -        -        -   7,000     7,000
Commitments to originate loans
 Adjustable                        13,452        -        -       -    13,452
 Fixed                              4,540        -        -       -     4,540
Undisbursed loan funds, unused
 lines of credit and standby
 letters of credit                127,675   38,232      209   5,911   172,027
Operating leases                    1,616    3,218    2,376   5,027    12,237
                                 -------- --------   ------ ------- ---------
 Total other contractual
  obligations                    $318,542 $112,129   $8,939 $22,866  $462,476
                                 ======== ========   ====== ======= =========

The table above does not include interest payments on borrowings, deposit liabilities or increases in common area charges on operating leases.

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

The increase in interest rates during the fiscal year 2006 has created an interest rate environment that caused the demand for fixed rate single family loans and repayment of existing single family mortgage loans and mortgage-backed securities to be less than in the prior year. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The decrease in the cash flows from operating activities of loans sold to $17.8 million for the fiscal 2006 compared to $22.9 million for fiscal 2005 reflects this strategy under the changing interest rate environment.

The Bank has experienced growth in deposit accounts that is attributable to
organic growth.  The information contained in "Item 1, Business   Deposit
Activities and Other Sources of Funds -- Deposit Flow" reflects this net increase in cash flows from deposits of $150.1 million for fiscal 2006 as compared to an $47.8 million increase in net cash flows for the same period in the prior year. The higher interest rate certificates of deposit have been allowed to runoff.

Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB and Pacific Coast Banker's Bank borrowings. At March 31, 2006 advances from FHLB totaled $46.1 million and the Bank had additional borrowing capacity available of $182.4 million from the FHLB, subject to collateral limitations. At March 31, 2006 the Bank's available borrowing line subject to collateral limitations was $91.7 million. The Bank has a $10.0 million fed funds line with Pacific Coast Banker's Bank at March 31, 2006.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2006, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.70%, 9.70% and 11.48%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

Contractual Obligations

The following table shows the contractual obligations by expected period, as of March 31, 2006. Further discussion of these commitments is included in Note 20 to the consolidated financial statements included in Item 8 of this report.

At March 31, 2006, scheduled maturities of certificates of deposit, FHLB advances, future operating minimum lease commitments and subordinated Debentures were as follows (in thousands):

                                   Within      1-3     4-5     Over     Total
                                   1 year    Years   Years  5 Years   Balance
                                 --------   ------  ------  -------  --------

Certificates of deposit          $130,159  $65,679  $ 6,354 $  4,928 $207,120
FHLB advances                      41,100    5,000        -        -   46,100
Operating leases                    1,616    3,218    2,376    5,027   12,237
Junior subordinates
 Debentures                             -        -        -    7,217    7,217
                                 --------  -------  ------- -------- --------
 Total other contractual
  obligations                    $172,875  $73,897  $ 8,730  $17,172 $272,674
                                 ========  =======  ======= ======== ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

Off-Balance Sheet Arrangements

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

At March 31, 2006, the Company had commitments to extend credit of $188.3 million, up 40.0% compared to $134.5 million at March 31, 2005. The increase reflects the expansion in residential and commercial construction business. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report including Footnote 20, "Commitments and Contingencies."

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


    The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2006.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                 Within               After     After    Beyond
                       Average      One     1 to 3   3 to 5    5 to 10       10               Fair
                         Rate      Year     Years     Years     Years     Years     Total     Value
                         ----      ----     -----     -----     -----     -----     -----     -----
                                                       (Dollars in thousands)
Interest-Sensitive
Assets:

Loans receivable (1)    7.74%   $213,873  $ 92,400  $ 50,506   $204,052   $69,471  $630,302  $620,172
Mortgage-backed
 securities             4.57       2,757       639     6,543          -         -     9,939     9,964
Investments and other
 interest-earning
 assets                 4.62      22,556     6,722     1,189          -     1,341    31,808    31,808
FHLB stock                 -       1,470     2,940     2,940          -         -     7,350     7,350
                                --------  --------  --------   --------  --------  --------  --------
 Total assets                    240,656   102,701    61,178    204,052    70,812   679,399   669,294
                                ========  ========  ========   ========  ========  ========  ========
Interest-Sensitive
 Liabilities:

NOW accounts            0.21      12,588    25,176    25,177          -         -    62,941    62,941
High-yield checking     4.27      13,303    26,607    26,606          -         -    66,516    66,516
Non-interest checking
 accounts                  -      18,918    37,837    37,837          -         -    94,592    94,592
Savings accounts        0.55       7,668    15,338    15,338          -         -    38,344    38,344
Money market accounts   3.45      27,491    54,980    54,980          -         -   137,451   137,451
Certificate accounts    3.85     130,159    65,679     6,354      4,722       206   207,120   205,718
FHLB advances           4.65      41,100     5,000         -          -         -    46,100    45,846
Subordinated debentures 6.27           -         -         -          -     7,217     7,217     7,236
Obligations under
 capital lease          7.16          29        74        83        374     2,193     2,753     2,753
                                --------  -------- ---------   --------  --------  --------  --------
 Total liabilities               251,256   230,691   166,375      5,096     9,616   663,034   661,397
                                --------  -------- ---------   --------  --------  --------  --------
Interest sensitivity gap         (10,600) (127,990) (105,197)   198,956    61,196    16,635     7,125
                                -------- --------- ---------   --------  --------  --------  --------
Cumulative interest
 sensitivity gap                $(10,600)$(138,590)$(243,787)  $(44,831) $ 16,365
                                ======== ========= =========   ========  ========
Off-Balance Sheet Items:

Commitments to extend
   credit                  -      17,993         -         -          -         -    17,993         -

Unused lines of credit     -     170,270         -         -          -         -   170,270         -

(1) Includes loans held for sale


Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for Years Ended March 31, 2006, 2005 and
2004

Independent Auditor's Reports


TABLE OF CONTENTS
---------------------------------------------------------------------------

                                                                       Page
Report of Independent Registered Public Accounting Firm -
  Deloitte & Touche LLP                                                 67

Report of Independent Registered Public Accounting Firm -
  McGladrey & Pullen, LLP                                               68

Consolidated Balance Sheets as of March 31, 2006 and 2005               69

Consolidated Statements of Income for the Years Ended
  March 31, 2006, 2005 and 2004                                         70

Consolidated Statements of Shareholders' Equity for the
  Years Ended March 31, 2006, 2005 and 2004                             71

Consolidated Statements of Cash Flows for the Years
  Ended March 31, 2006, 2005 and 2004                                   72

Notes to Consolidated Financial Statements                              73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Riverview Bancorp, Inc.
Vancouver, Washington


We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. & Subsidiary (the "Company") as of March 31, 2006, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/Deloitte & Touche LLP

Portland, Oregon
June 13, 2006

McGladrey& Pullen
Certified Public Accountants

               Report of Independent Registered Public Accounting Firm

To the Board of Directors
Riverview Bancorp, Inc.
Vancouver, Washington


We have audited the consolidated balance sheet of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and Subsidiary as of March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Riverview Bancorp, Inc. and Subsidiary's internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of Riverview Bancorp, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Riverview Bancorp, Inc.'s internal control over financial reporting.


/s/McGladrey & Pullen, LLP

Tacoma, Washington
June 10, 2005

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

(In thousands, except share data)                            2006      2005
-----------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $7,786
  and $45,501)                                            $ 31,346  $ 61,719
Loans held for sale                                             65       510
Investment securities available for sale, at fair value
  (amortized cost of $24,139 and $22,993)                   24,022    22,945
Mortgage-backed securities held to maturity, at
  amortized cost (fair value of $1,830 and $2,402)           1,805     2,343
Mortgage-backed securities available for sale, at
  fair value (cost of $8,436 and $11,756)                    8,134    11,619
Loans receivable (net of allowance for loan losses of
  $7,221 and $4,395)                                       623,016   429,449
Real estate owned                                                -       270
Prepaid expenses and other assets                            2,210     1,538
Accrued interest receivable                                  3,058     2,151
Federal Home Loan Bank stock, at cost                        7,350     6,143
Premises and equipment, net                                 19,127     8,391
Deferred income taxes, net                                   3,771     2,624
Mortgage servicing rights, net                                 384       470
Goodwill                                                    25,572     9,214
Core deposit intangible, net                                   895       578
Bank owned life insurance                                   13,092    12,607
                                                           -------   -------
TOTAL ASSETS                                              $763,847  $572,571
                                                           =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                          $606,964  $456,878
Accrued expenses and other liabilities                       8,768     5,858
Advance payments by borrowers for taxes and insurance          358       313
Federal Home Loan Bank advances                             46,100    40,000
Junior subordinated debentures                               7,217         -
Capital lease obligation                                     2,753         -
                                                           -------   -------
Total liabilities                                          672,160   503,049

COMMITMENTS AND CONTINGENCIES (See Note 19)                      -         -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                       -         -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
    2006   5,772,690 issued, 5,772,686 outstanding              57        50
    2005   5,015,753 issued, 5,015,749 outstanding
Additional paid-in capital                                  57,316    41,112
Retained earnings                                           35,776    29,874
Unearned shares issued to employee stock ownership trust    (1,186)   (1,392)
Accumulated other comprehensive loss                          (276)     (122)
                                                           -------   -------
       Total shareholders' equity                           91,687    69,522
                                                           -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $763,847  $572,571
                                                           =======   =======
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(In thousands, except share data)                     2006     2005     2004
-----------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest and fees on loans receivable             $ 45,039 $ 27,764 $ 25,634
 Interest on investment securities - taxable            809      521      357
 Interest on investment securities - non taxable        170      174      121
 Interest on mortgage-backed securities                 530      634      613
 Other interest and dividends                           681      875      859
                                                   -------- -------- --------
   Total interest and dividend income                47,229   29,968   27,584
                                                   -------- -------- --------
INTEREST EXPENSE:
 Interest on deposits                                12,383    5,380    4,643
 Interest on borrowings                               2,494    2,015    1,984
                                                   -------- -------- --------
   Total interest expense                            14,877    7,395    6,627
                                                   -------- -------- --------
Net interest income                                  32,352   22,573   20,957
Less provision for loan losses                        1,500      410      210
                                                   -------- -------- --------
Net interest income after provision for loan losses  30,852   22,163   20,747
                                                   -------- -------- --------
NON-INTEREST INCOME:
 Fees and service charges                             5,913    4,588    4,324
 Asset management fees                                1,481    1,120      906
 Net gain on sale of loans held for sale                361      513      954
 Impairment of securities, net of gain on sale            -   (1,185)       -
 Gain on sale of other real estate owned                 21        -       49
 Loan servicing income                                   91       47      158
 Gain on sale of land and fixed assets                    2      830        3
 Gain of sale of credit card portfolio                  311        -        -
 Bank owned life insurance                              485      486      121
 Other                                                  172      107       74
                                                   -------- -------- --------
   Total non-interest income                          8,837    6,506    6,589
                                                   -------- -------- --------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                      14,536   10,773    9,910
 Occupancy and depreciation                           3,798    2,991    2,900
 Data processing                                      1,414      991      917
 Amortization of core deposit intangible                210      180      430
 Advertising and marketing expense                      853      766      772
 FDIC insurance premium                                  70       58       64
 State and local taxes                                  580      519      426
 Telecommunications                                     395      288      269
 Professional fees                                    1,328      842      501
 Other                                                2,190    1,696    1,383
                                                   -------- -------- --------
   Total non-interest expense                        25,374   19,104   17,572
                                                   -------- -------- --------

INCOME BEFORE INCOME TAXES                           14,315    9,565    9,764
PROVISION FOR INCOME TAXES                            4,577    3,036    3,210
                                                   -------- -------- --------
NET INCOME                                         $  9,738 $  6,529 $  6,554
                                                   ======== ======== ========
 Earnings per common share:
    Basic                                          $   1.74 $  1.36  $   1.41
    Diluted                                            1.72    1.33      1.39
 Weighted average number of shares outstanding:
    Basic                                        5,602,240 4,816,745 4,640,485
    Diluted                                      5,675,168 4,891,173 4,714,329

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                                                 Unearned
                                                                   Shares
                                                                Issued to
                                                                 Employee  Unearned    Accumulated
                          Common Stock    Additional                Stock    Shares          Other
(In thousands,          -----------------    Paid-In   Retained Ownership Issued to  Comprehensive
except share data)       Shares    Amount    Capital   Earnings     Trust      MRDP   Income(Loss)   Total
-----------------------------------------------------------------------------------------------------------

Balance April 1, 2003   4,580,401    $ 46   $ 33,525    $ 22,389  $(1,804)   $ (15)         $ 370   $54,511

 Cash dividends ($0.56
  per share)                    -       -          -      (2,613)       -        -              -    (2,613)
 Exercise of stock
  options                  40,281       1        484           -        -        -              -       485
 Stock repurchased and
  retired                 (81,500)     (1)    (1,509)          -        -        -              -    (1,510)
 Stock issued in
  connection with
  acquisition             430,655       4      7,343           -        -        -              -     7,347
 Earned ESOP shares             -       -        271           -      206        -              -       477
 Tax benefit, stock
  option and MRDP               -       -         73           -        -        -              -        73
 Earned MRDP shares         5,138       -          -           -        -       15              -        15
                        ---------  ------    -------    --------    -----   ------    -----------   -------
                        4,974,975      50     40,187      19,776   (1,598)       -            370    58,785
Comprehensive income:
 Net income                     -       -          -       6,554        -        -              -     6,554
 Other comprehensive
 income:
  Unrealized holding
   loss on securities
   of $157 (net of $81
   tax effect)                  -       -          -           -        -        -           (157)     (157)
                                                                                                    -------
Total comprehensive
income                          -       -          -           -        -        -              -     6,397
                        ---------  ------    -------    --------    -----   ------    -----------   -------
Balance March 31, 2004  4,974,975      50     40,187      26,330   (1,598)       -            213    65,182

 Cash dividends
  ($0.62 per share)             -       -          -      (2,985)       -        -              -    (2,985)
 Exercise of stock
  options                  40,774       -        536           -        -        -              -       536
 Earned ESOP shares             -       -        314           -      206        -              -       520
 Tax benefit, stock option      -       -         75           -        -        -              -        75
                        ---------  ------    -------    --------    -----   ------    -----------   -------
                        5,015,749      50     41,112      23,345   (1,392)       -            213    63,328

Comprehensive income:
 Net income                     -       -          -       6,529        -        -              -     6,529
 Other comprehensive
  income:
   Unrealized holding
    gain on securities
    of $1,120 (net of
    $577 tax effect)
    less classification
    adjustment for net
    losses included in
    net income of $785
    (net of $404 tax
    effect)                     -       -          -           -        -        -           (335)     (335)
                                                                                                    -------
Total comprehensive
income                          -       -          -           -        -        -              -     6,194
                        ---------  ------    -------    --------    -----   ------    -----------   -------

Balance March 31, 2005  5,015,749  $   50    $41,112    $ 29,874  $(1,392)  $    -     $     (122) $ 69,522

 Cash dividends ($0.68
  per share)                    -       -          -      (3,836)       -        -              -    (3,836)
 Exercise of stock
  options                  18,572       -        314           -        -        -              -       314
 Stock repurchased and
  retired                 (50,000)      -     (1,227)          -        -        -              -    (1,227)
 Stock issued in
  connection with
  acquisition             788,365       7     16,706           -        -        -              -    16,713
 Earned ESOP shares             -       -        352           -      206        -              -       558
 Tax benefit, stock option      -       -         59           -        -        -              -        59
                        ---------  ------    -------    --------    -----   ------    -----------   -------
                        5,772,686      57     57,316      26,038   (1,186)       -           (122)   82,103
Comprehensive income:
 Net income                     -       -          -       9,738        -        -              -     9,738
 Other comprehensive
 income:
  Unrealized holding
   loss on securities
   of $154  (net of
   $79 tax effect)              -       -          -           -        -        -           (154)     (154)
                                                                                                    -------
Total comprehensive income      -       -          -           -        -        -              -     9,584
                       ----------  ------    -------    --------    -----   ------    -----------   -------
Balance March 31, 2006  5,772,686  $   57    $57,316    $ 35,776  $(1,186)  $    -     $     (276) $ 91,687
                        =========  ======    =======    ========    =====   ======    ===========   =======

See notes to consolidated financial statements.

                                   71

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(In thousands)                                     2006      2005      2004
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  9,738  $  6,529  $  6,554
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                    1,907     1,492     2,157
  Mortgage servicing rights valuation adjustment     (24)      (22)     (307)
  Provision for loan losses                        1,500       410       210
 (Benefits) provision for deferred income taxes     (704)      285       421
  Noncash expense related to ESOP                    558       520       477
  Noncash expense related to MRDP                      -         -        15
  Noncash expense related to REO donation              -         -        61
  Noncash loss on impairment of securities             -     1,349         -
  Noncash interest expense on capital lease
   obligation                                         49         -         -
  Increase in deferred loan origination fees, net
   of amortization                                   933       382       759
  Federal Home Loan Bank stock dividend                -      (110)     (229)
  Origination of loans held for sale             (17,308)  (22,943)  (50,472)
  Proceeds from sales of loans held for sale      17,786    22,919    51,700
  Net gain on loans held for sale, sale of real
   estate owned, mortgage-backed securities,
   investment securities and premises and
   equipment                                        (363)   (1,310)     (852)
  Income from bank owned life insurance             (485)     (486)     (121)
  Changes in assets and liabilities, net of
    acquisition:
      Prepaid expenses and other assets             (455)     (484)      190
      Accrued interest receivable                   (371)     (364)     (294)
      Accrued expenses and other liabilities       2,488      (602)      521
                                                  ------    ------    ------
      Net cash provided by operating activities   15,249     7,565    10,790
                                                  ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                             (647,978) (411,476) (325,366)
  Principal repayments/refinance on loans        571,762   363,607   329,443
  Proceeds from call, maturity, or sale of
    investment securities available for sale       5,250    13,515     6,250
  Principal repayments on investment securities
    available for sale                                37        75         -
  Purchase of investment securities available
    for sale                                      (4,996)   (5,014)  (12,490)
  Purchase of mortgage-backed securities
    available for sale                                 -    (5,000)   (4,937)
  Principal repayments on mortgage-backed
    securities available for sale                  3,320     3,657     7,690
  Principal repayments on mortgage-backed
    securities held to maturity                      538       173       782
  Purchase of premises and equipment              (8,087)     (561)     (307)
  Acquisition, net of cash received              (14,663)        -     7,206
  Additions to real estate owned                       -      (621)     (546)
  Purchase of bank owned life insurance                -         -   (12,000)
  Proceeds from sale of real estate owned and
    premises and equipment                           275     2,513       749
                                                  ------    ------    ------
      Net cash used by investing activities      (94,542)  (39,132)   (3,526)
                                                  ------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts, net of
    deposits acquired                             70,331    47,763   (16,740)
  Dividends paid                                  (3,631)   (2,904)   (2,490)
  Repurchase of common stock                      (1,228)        -    (1,510)
  Proceeds from borrowings                       157,100         -         -
  Repayment of borrowings                       (174,000)        -         -
  Principal payments under capital lease
    obligation                                       (10)        -         -
  Net increase (decrease) in advance payments
    by borrowers                                      44       (16)       40
  Proceeds from exercise of stock options            314       536       485
                                                  ------    ------    ------
      Net cash provided(used) by financing
        activities                                48,920    45,379   (20,215)
                                                  ------    ------    ------
NET (DECREASE) INCREASE IN CASH                  (30,373)   13,812   (12,951)
CASH, BEGINNING OF YEAR                           61,719    47,907    60,858
                                                  ------    ------    ------
CASH, END OF YEAR                               $ 31,346  $ 61,719  $ 47,907
                                                  ======    ======    ======
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
  Interest                                      $ 14,663  $  7,418  $  6,741
  Income taxes                                     5,206     2,675     3,070
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned        $      -  $    304  $    340
  Loans to finance the sale of real estate owned       -       578         -
  Receivable due to sale & leaseback of branch         -     2,391         -
  Dividends declared and accrued in other
    liabilities                                      955       749       668
  Fair value adjustment to securities available
    for sale                                        (234)     (507)     (238)
  Income tax effect related to fair value
    adjustment                                        79       172        81
  Common stock issued upon business combination   16,713         -     7,347
  Borrowings under capital lease obligation        2,715         -         -

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2006 AND 2005
-----------------------------------------------------------------------------

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

Nature of Operations - The Bank is a seventeen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, other consumer and commercial loans, investment securities and mortgage-backed securities.

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

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on non-accrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company analyzes investment securities for other than temporary impairment on a periodic basis. Declines in value that are deemed other than temporary, if any are reported in non-interest income.

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

Federal Home Bank Loan Bank Stock   The Bank, as a member of Federal Home Loan
Bank ("FHLB"), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

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

       Buildings and improvements        3 to 45 years
       Furniture and equipment           3 to 20 years
       Leasehold improvements           15 to 25 years

The assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines impairment exists the asset is reduced by an offsetting charge to expense.

The capitalized lease, less accumulated amortization is included in premises and equipment. The capitalized lease is amortized on a straight-line basis over the lease term and the amortization is included in depreciation expense.

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

The Company records its originated mortgage servicing rights at fair values in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the

Company to allocate the total cost of all mortgage loans sold to the MSR's and the loans (without the MSR's) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio. The Company is amortizing the MSR, which totaled $384,000 and $470,000 at March 31, 2006 and 2005, respectively, in proportion to and over the period of estimated net servicing income.

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

Goodwill - Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. We perform an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the subsidiary is not considered impaired and no additional analysis is necessary. As of March 31, 2006, there have been no events or changes in circumstances that would indicate a potential impairment.

Core Deposit Intangible - The core deposit intangible is being amortized to non-interest expense using an accelerated method (based on expected attrition and cash flows of core deposit accounts purchased) over ten years.

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

Trust Assets - Assets held by Riverview Asset Management Corp. in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $232.8 million and $174.8 million were held in trust as of March 31, 2006 and 2005, respectively.

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

Cash and Cash Flows   Cash includes amounts on hand, due from banks and
interest-earning deposits in other banks.

Cash flows from interest-earning deposits in other banks and deposits are reported net.

Stock-Based Compensation At March 31, 2006, the Company had two stock option plans, which are described further in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions:

                         Risk Free      Expected       Expected     Expected
                     Interest Rate     Life (yrs)    Volatility    Dividends
                     -------------     ---------     ----------    ---------
     Fiscal 2006          4.67%          10.00          26.32%       3.07%
     Fiscal 2005          4.00%          10.00          29.25%       3.01%
     Fiscal 2004          4.00%          10.00          31.02%       3.07%

The weighted average grant-date fair value of fiscal 2006, 2005 and 2004 awards was $7.59, $5.93 and $5.47, respectively. Only stock options are considered in this calculation and not MRDP shares. If the accounting provisions of SFAS No. 123 had been adopted, the effect on fiscal 2006, 2005 and 2004 net income would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                                                  Year ended March 31,
                                              ----------------------------
                                               2006       2005       2004
                                              ------     ------     ------
Net income:
   As reported                                $9,738     $6,529     $6,554
   Deduct: Total stock based compensation
   expense determined under fair value based
   method for all options, net of related tax
   benefit                                    (1,345)       (96)      (109)
                                              ------     ------     ------
   Pro forma                                  $8,393     $6,433     $6,445
                                              ======     ======     ======
Earnings per common share   basic:
   As reported                                $ 1.74     $ 1.36     $ 1.41
   Pro forma                                    1.50       1.34       1.39
Earnings per common share   fully diluted:
   As reported                                $ 1.72     $ 1.33     $ 1.39
   Pro forma                                    1.48       1.32       1.37

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

Business segments - The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of March 31, 2006, 2005 and 2004.

Acquisitions - Acquisitions are accounted for in accordance with SFAS 41, Business Combinations under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values. The results of operations subsequent to the date of acquisition are included in the consolidated financial statements of the Company.

New Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued a SFAS No. 123 (Revised), Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In addition, this statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This statement is effective for the Company as of April 1, 2006. Management is currently evaluating the impact on the Company's financial position, results of operation and cash flows upon adoption of SFAS No.123 (Revised).

Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123 (Revised).

At its November 12-13, 2003 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2004. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position ("FSP") 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP is applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in fiscal 2006 will not materially impact our results of operations, financial condition, or related disclosures.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", that amends accounting and reporting standards for servicing assets and liabilities under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market ("LOCOM"). This statement is effective for the Company as of April 1, 2007. The Company is currently evaluating whether to elect to measure servicing assets and liabilities based on fair value or lower of cost or market ("LOCOM"). Additional information regarding mortgage servicing rights is disclosed in Note 9 in the Notes to Consolidated Financial Statements.

2.  RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended March 31, 2006 and 2005 were approximately $627,000 and $145,000, respectively.

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

     Assets
     ------
       Cash                         $  3,433
       Investments                     1,417
       Building and equipment          1,080
       Loans                         119,536
       Core deposit intangible           526
       Goodwill                       16,359
       Other, net                      2,547
                                     -------
     Total assets                    144,898

     Liabilities
     -----------
       Deposits                      (79,755)
       Borrowings                    (29,882)
       Other liabilities                (452)
                                     -------
     Total liabilities              (110,089)

     Net assets                     $ 34,809

     Less:

     Stock issued in acquisition     (16,713)

     Cash acquired                    (3,433)
     Cash used in acquisition, net   -------
       of cash acquired             $ 14,663
                                     =======

Subsequent to the acquisition, tax amounts were adjusted as part of the allocation of the purchase price. At March 31, 2006, the goodwill asset recorded in connection with the APB acquisition was $16.4 million.

The following unaudited pro forma financial information for the twelve months ended March 31, 2006 and 2005 assumes that the APB acquisition occurred as of April 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the APB acquisition been consummated on the date indicated.

                                                    Pro Forma Financial
                                                      Information for
                                                    Twelve Months Ended
     (In thousands, except per share data)               March 31,
                                                    -------------------
                                                      2006       2005
                                                     ------     ------
     Net interest income                           $ 31,999   $ 28,474
     Non-interest income                              8,824      7,015
     Non-interest expense                            26,021     24,985
     Net income                                    $  9,081   $  5,897
       Earnings per common share:
          Basic                                    $   1.62   $   1.05
          Diluted                                      1.60       1.04

4.  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            Gross       Gross  Estimated
                            Amortized  Unrealized  Unrealized       Fair
                                 Cost       Gains      Losses      Value
                            ---------  ----------  ----------  ---------
March 31, 2006
--------------
Trust Preferred             $   5,000  $       44  $        -  $   5,044
Agency securities              15,246           -        (218)    15,028
Municipal bonds                 3,893          57           -      3,950
                               ------      ------      ------     ------
     Total                  $  24,139  $      101  $     (218) $  24,022
                               ======      ======      ======     ======

March 31, 2005
--------------
Trust Preferred             $   5,000  $       31  $        -  $   5,031
Agency securities              14,021           -        (179)    13,842
Municipal bonds                 3,972         100           -      4,072
                               ------      ------      ------     ------
     Total                  $  22,993  $      131  $     (179) $  22,945
                               ======      ======      ======     ======

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Agency securities     $6,124    $ (61)  $ 8,904   $ (157)  $15,028   $ (218)
 Total temporarily     -----    -----     -----    -----    ------    -----
  impaired securities $6,124    $(61)   $ 8,904   $(157)   $15,028   $(218)
                       =====    =====     =====    =====    ======    =====

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                     --------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Agency securities    $11,890   $ (131)   $1,952   $  (48)  $13,842   $ (179)
 Total temporarily    ------   ------     -----   ------    ------   ------
  impaired securities 11,890   $ (131)   $1,952   $  (48)  $13,842   $ (179)
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

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                       Amortized    Estimated
                                            Cost    Fair Value
                                       ---------    ----------
March 31, 2006
--------------
Due in one year or less                 $  4,833      $  4,782
Due after one year through five years     12,347        12,210
Due after five years through ten years       274           286
Due after ten years                        6,685         6,744
                                          ------        ------
Total                                  $  24,139     $  24,022
                                          ======        ======

Investment securities with an amortized cost of $10.2 million and $9.0 million and a fair value of $10.1 million and $8.9 million at March 31, 2006 and March 31, 2005, respectively, were pledged as collateral for advances at the FHLB. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at March 31, 2006 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. At March 31, 2006 investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank.

In the third quarter of fiscal 2005, the Company recognized a pre-tax other-than-temporary impairment for investments in Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and Federal National Mortgage Association ("FNMA") preferred stock that totaled $1.3 million. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss will be realized as expense on the consolidated income statement. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary at the end of the third quarter of fiscal 2005. Accordingly, the pre-tax other-than-temporary impairment was realized in the income statement, in the amount of $699,000 for FNMA preferred stock and $650,000 for FHLMC preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in fiscal 2005 in the amount of $461,000 for FNMA preferred stock and $429,000 for FHLMC preferred stock.

The Company realized before tax $0 and $164,000 in net gains on sales of investment securities available for sale in fiscal 2006 and 2005, respectively. The Company realized no gains or losses on sales of investment securities available for sale in fiscal 2004.

5.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                Gross       Gross  Estimated
                                Amortized  Unrealized  Unrealized       Fair
                                     Cost       Gains      Losses      Value
                                ---------  ----------  ----------  ---------
March 31, 2006
--------------
Real estate mortgage investment
  conduits                      $   1,402  $       18   $       -   $  1,420
FHLMC mortgage-backed securities      138           2           -        140
FNMA mortgage-backed securities       265           5           -        270
                                   ------      ------      ------     ------
     Total                      $   1,805  $       25   $       -   $  1,830
                                   ======      ======      ======     ======
March 31, 2005
--------------
Real estate mortgage investment
  conduits                      $   1,802  $       43   $       -   $  1,845
FHLMC mortgage-backed securities      218           6           -        224
FNMA mortgage-backed securities       323          10           -        333
                                   ------      ------      ------     ------
     Total                      $   2,343  $       59   $       -   $  2,402
                                   ======      ======      ======     ======

Mortgage-backed securities held to maturity with an amortized cost of $1.4 million and $1.8 million and a fair value of $1.4 million and $1.9 million at March 31, 2006 and 2005, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $199,000 and $248,000 and a fair value of $203,000 and $255,000 at March 31, 2006 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):


                                       Amortized    Estimated
                                            Cost    Fair Value
                                       ---------    ----------
March 31, 2006
--------------
Due in one year or less                  $     5       $     5
Due after one year through five years          -             -
Due after five years through ten years        24            24
Due after ten years                        1,776         1,801
                                          ------        ------
     Total                               $ 1,805       $ 1,830
                                          ======        ======

Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                Gross       Gross  Estimated
                                Amortized  Unrealized  Unrealized       Fair
                                     Cost       Gains      Losses      Value
                                ---------  ----------  ----------  ---------
March 31, 2006
--------------
Real estate mortgage investment
  conduits                       $  1,326   $      19   $      (7)  $  1,338
FHLMC mortgage-backed securities    6,951           -        (316)     6,635
FNMA mortgage-backed securities       159           2           -        161
                                   ------      ------      ------     ------
     Total                       $  8,436   $      21   $    (323)  $  8,134
                                   ======      ======      ======     ======
March 31, 2005
--------------
Real estate mortgage investment
  conduits                       $  1,846   $      27   $       -   $  1,873
FHLMC mortgage-backed securities    9,677          12        (182)     9,507
FNMA mortgage-backed securities       233           6           -        239
                                   ------      ------      ------     ------
     Total                       $ 11,756   $      45   $    (182)  $ 11,619
                                   ======      ======      ======     ======

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Real estate mortgage   $ 523   $   (6)    $   -   $    -     $ 523   $   (6)
FHLMC mortgage-backed
  securities              66       (1)    6,543     (315)    6,609     (316)
FNMA mortgage-backed
  securities              17       (1)        -        -        17       (1)
 Total temporarily     -----   ------     -----   ------     -----    ------
  impaired securities  $ 606   $   (8)   $6,543   $ (315)   $7,149   $ (323)
                       =====   ======     =====   ======     =====    ======

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

FHLMC mortgage-backed
  securities          $8,209    $(182)        -        -    $8,209    $(182)
                      ------    ------    ------   ------   ------   ------
 Total temporarily
  impaired securities $8,209    $(182)        -        -    $8,209    $(182)
                      ======    =====     ======   ======   ======   ======

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                             Amortized       Estimated
March 31, 2006                                    Cost      Fair Value
--------------                               ---------      ----------
Due in one year or less                      $     109      $      110
Due after one year through five years               87              88
Due after five years through ten years           6,968           6,652
Due after ten years                              1,272           1,284
                                             ---------      ----------
     Total                                   $   8,436      $    8,134
                                             =========      ==========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $8.3 million and $11.5 million and a fair value of $8.0 million and $11.4 million at March 31, 2006 and March 31, 2005, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $17,000 and $45,000 and a fair value of $18,000 and $47,000 at March 31, 2006 and March 31, 2005, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The Company realized no gains or losses on sale of mortgage-backed securities available for sale in fiscal 2006, 2005 and 2004.

6.  LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances at March 31, 2006 and 2005, are net of unearned income, including net deferred loan fees of $4.4 million and $3.2 million, respectively.

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                                           March 31,
                                                      -------------------
                                                       2006         2005
                                                      ------       ------
Residential:
  One- to- four family                             $  32,129    $  36,059
  Multi-family                                         2,127        2,537
Construction:
  One- to- four family                                81,167       43,633
  Commercial real estate                              46,135       10,982
Commercial                                            59,769       57,981
Consumer
  Secured                                             29,942       28,951
  Unsecured                                            1,415        1,668
Land                                                  49,174       28,889
Commercial real estate                               328,378      223,144
                                                     -------      -------
                                                     630,237      433,844
Less:
  Allowance for loan losses                            7,221        4,395
                                                     -------      -------
     Loans receivable, net                         $ 623,016    $ 429,449
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

Loans receivable including loans held for sale, by maturity or repricing date, were as follows (in thousands):

                                                           March 31,
                                                      -------------------
                                                       2006         2005
                                                      ------       ------
Adjustable rate loans:
   Within one year                                  $187,093     $207,906
   After one but within three years                   63,555       96,676
   After three but within five years                  26,675       22,988
   After five but within ten years                   184,519        7,439
   After ten years                                    60,014            -
                                                     -------      -------
                                                     521,856      335,009
Fixed rate loans:
   Within one year                                    26,780       26,171
   After one but within three                         28,845       28,724
   After three but within five years                  23,831       28,009
   After five but within ten years                    19,533        8,815
   After ten years                                     9,457        7,626
                                                     -------      -------
                                                     108,446       99,345
                                                     -------      -------
                                                    $630,302     $434,354
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

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                                     Year Ended March 31,
                                                     --------------------
                                                     2006    2005    2004
                                                    ------  ------  ------

Beginning balance                                   $  408  $  732  $  315
Originations                                             5      10     753
Principal repayments                                  (405)   (334)   (336)
                                                    ------  ------  ------
Ending balance                                      $    7  $  408  $  732
                                                    ======  ======  ======

7.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):
                                                     Year Ended March 31,
                                                     --------------------
                                                     2006    2005    2004
                                                    ------  ------  ------

Beginning balance                                  $ 4,395 $ 4,481 $ 2,739
Provision for losses                                 1,500     410     210
Charge-offs                                           (711)   (669) (1,182)
Recoveries                                             149     173      91
Allowance transferred from Today's Bancorp
  acquisition                                            -       -   2,639
Allowance transferred from American Pacific
  Bank ("APB") acquisition                           1,888       -       -
Net change in allowance for unfunded loan
  commitments and lines of credit                        -       -     (16)
                                                    ------  ------  ------
Ending balance                                     $ 7,221 $ 4,395 $ 4,481
                                                    ======  ======  ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):
                                                     Year Ended March 31,
                                                     --------------------
                                                     2006    2005    2004
                                                    ------  ------  ------

Beginning balance                                   $  253  $  191  $  175

Net change in allowance for unfunded loan
  commitments and lines of credit                      109      62      16
                                                    ------  ------  ------
Ending balance                                      $  362  $  253  $  191
                                                    ======  ======  ======

The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets.

At March 31, 2006, 2005 and 2004, the Company's recorded investment in non-acrual loans was $415,000, $456,000, and $1.3 million respectively. None of the impaired loans as of March 31, 2006, 2005 or 2004 had a specific valuation allowance. The allowance for loan losses in excess of specific reserves is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories as part of management's analysis of the allowance. The average investment in impaired loans was approximately $889,000, $1.0 million and $1.2 million during the years ended March 31, 2006, 2005 and 2004, respectively. Interest income recognized on impaired loans was $100,000, $9,000 and $44,000 during the years ended March 31, 2006, 2005 and 2004, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2006, 2005 and 2004, respectively.
                                      85

8.  PREMISES AND EQUIPMENT, NET

Premises and equipment consisted of the following (in thousands):

                                                         March 31,
                                                    -------------------
                                                     2006         2005
                                                    ------       ------
Land                                               $ 1,988      $ 1,879
Buildings and improvements                           7,802        5,476
Leasehold improvements                               1,887        1,310
Furniture and equipment                              8,938        6,681
Buildings under capitalized leases                   2,715            -
Construction in progress                             4,436          101
                                                    ------       ------
     Total                                          27,766       15,447
Less accumulated depreciation and amortization      (8,639)      (7,056)
                                                    ------       ------
     Premises and equipment, net                   $19,127      $ 8,391
                                                    ======       ======

During fiscal year 2005, the Company sold to a private investor and leased back the Camas branch and operations center. The net gain on the sale of the building was $1.6 million, of which $828,000 was recognized in the first quarter of fiscal year 2005 and the remainder is being amortized over the six-year life of the lease. Deferred gains of $141,000 and $180,000 were recognized in fiscal years 2006 and 2005, respectively. The lease of the building is being accounted for as an operating lease and is included in the future minimum rental payments schedule shown below.

Depreciation expense was $1.2 million, $1.0 million and $1.1 million for years ended March 31, 2006, 2005 and 2004, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges. As of and for year ended March 31, 2006 the Company has recorded $37,600 in accumulated amortization and amortization expense related to the capital lease.

The Company entered into a capital lease during fiscal year 2006. The capital lease was for the shell of the building constructed for the new operations center. The lease period is for twelve years with two six-year lease renewal options.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2006 and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2006 (in thousands):

                                            Operating       Capital
           Year Ending March 31:               Leases        Leases
                                               ------        ------
           2007                               $ 1,616       $   228
           2008                                 1,626           228
           2009                                 1,592           228
           2010                                 1,467           228
           2011                                   909           228
           After 2011                           5,027         4,672
                                               ------        ------
           Total minimum lease payments       $12,237         5,812
           Less amount representing interest   ======        (3,059)
           Present value of net minimum lease                 =====
             payments                                        $2,753
                                                              =====

Rent expense was $1.6 million, $1.2 million and $857,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

9.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSR's and the related valuation allowance for the periods indicated and other related financial data (in thousands):
                                                           March 31,
                                                     --------------------
                                                     2006    2005    2004
                                                    ------  ------  ------
     Balance at beginning of year, net             $   470 $   624 $   629
        Additions                                      123     126     167
        Amortization                                  (233)   (302)   (479)
        Change in valuation allowance                   24      22     307
                                                      ----    ----    ----
     Balance end of year, net                      $   384 $   470 $   624
                                                      ====    ====    ====
     Valuation allowance at beginning of year      $    84 $   106 $   413
        Change in valuation allowance                  (24)    (22)   (307)
                                                      ----    ----    ----
     Valuation allowance balance at end of year    $    60 $    84 $   106
                                                      ====    ====    ====

The Company evaluates MSR's for impairment by stratifying MSR's based on the predominant risk characteristics of the underlying financial assets. At March 31, 2006 and 2005, the MSR's fair value totaled $1.1 million. The 2006 fair value was estimated using discount rate and a range of PSA values (The Bond Market Association's standard prepayment values) that ranged from 133 to 560.

Amortization expense for the net carrying amount of MSR's at March 31, 2006 is estimated as follows (in thousands):

                               Year ending March 31,
                               ---------------------
                                 2007        $135
                                 2008          98
                                 2009          78
                                 2010          39
                                 2011          22
                              After 2011       12
                                             ----
                                 Total       $384
                                             ====

     Mortgage loans serviced for others (in millions):
                                                           March 31,
                                                    ----------------------
                                                     2006    2005    2004
                                                    ------  ------  ------

                Total                              $ 139.2 $ 129.3 $ 133.5
                                                    ======  ======  ======

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at March 31, 2006 was as follows (dollars in thousands):

                        Down Scenario                 Up Scenario
                        -------------                 -----------
                   300 bp   200 bp   100 bp     100 bp   200 bp   300 bp
                   ------   ------   ------     ------   ------   ------
     Fair Value    $ (729)  $ (552)  $ (191)    $   38   $   62   $   90

The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Bank's servicing portfolio is comprised of conventional fixed rate mortgages that meet FHLMC guidelines.

10. CORE DEPOSIT INTANGIBLE


Net unamortized core deposit intangible totaled $895,000 and $578,000 at March 31, 2006 and 2005, respectively. Amortization expense related to the core deposit intangible during the year ended March 31, 2006, 2005 and 2004 totaled $210,000, $180,000 and $430,000, respectively. During the year ended March 31, 2006, the Company had additions to core deposit intangibles totaling $526,000 in connection with the acquisition of American Pacific Bank.

Amortization expense for the net core deposit intangible at March 31, 2006 is estimated to be as follows (in thousands):

                             Year Ending
                              March 31,
                       ----------------------
                       2007            $  184
                       2008               155
                       2009               131
                       2010               111
                       2011                95
                   After 2011             219
                                       ------
                      Total            $  895
                                       ======

11. DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

                         Weighted             Weighted
                          Average   March 31,  Average   March 31,
Account Type                 Rate       2006      Rate       2005
                             ----       ----      ----       ----
NOW Accounts:
  Non-interest-bearing       0.00%  $ 94,592      0.00%  $ 79,499
  Regular                    0.21     62,941      0.20     65,667
  High yield checking        4.27     66,516      2.55     50,562
Money market                 3.45    137,451      1.44     76,331
Savings accounts             0.55     38,344      0.55     35,513
Certificates of deposit      3.85    207,120      3.13    149,306
                             ----    -------      ----    -------
     Total                   2.62%  $606,964      1.62%  $456,878
                             ====    =======      ====    =======

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit (which include $18.7 million of broker certificates of deposit) as of March 31, 2006, mature as follows (in thousands):

                                                           Amount
                                                           ------
Less than one year                                      $ 130,159
One year to two years                                      36,961
Two years to three years                                   28,718
Three years to four years                                   3,225
Four years to five years                                    3,129
After five years                                            4,928
                                                          -------
          Total                                         $ 207,120
                                                          =======

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC"). Deposits with balances in excess of $100,000 totaled $329.3 million and $227.9 million at March 31, 2006 and 2005, respectively.

Interest expense by deposit type was as follows (in thousands):


                                                     Year Ended March 31,
                                                    ----------------------
                                                     2006    2005    2004
                                                    ------  ------  ------
NOW Accounts:
   Regular                                         $   321  $  108  $  122
   High yield checking                               1,927     815     713
Money market                                         3,276     901     583
Savings accounts                                       213     178     163
Certificates of deposit                              6,646   3,378   3,062
                                                    ------   -----   -----
Total                                              $12,383  $5,380  $4,643
                                                    ======   =====   =====

12. FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2006 and 2005, advances from FHLB, totaled $46.1 million and $40.0 million with a weighted average interest rate of 4.65% and 5.05%. The fixed rate borrowings of $8.0 million had fixed interest rates ranging from 2.57% to 3.61%. The March 31, 2005 fixed rate borrowings of $35.0 million had fixed interest rates ranging from 4.65% to 6.38%. The remaining adjustable rate advance at March 31, 2006 and 2005 had a weighted average interest rate of 5.02% and 2.67%, which is based on three-month London Interbank Offered Rate Index ("LIBOR") plus 11 basis points as quited by the FHLB.The weighted average interest rate for fixed and adjustable rate advances was 4.44%, 5.00%, and 4.96% for the years ended March 31, 2006, 2005 and 2004, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2006, based on collateral values, the Bank had additional borrowing commitments available of $91.7 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2006, loans carried at $210.4 million and investments and mortgage-backed securities carried at $18.0 million were pledged as collateral to the FHLB.

Payments required to service the Bank's FHLB advances during the next five years ended March 31 are as follows (in millions):

          2007          $41.1
          2008            5.0
          Thereafter        -
                        -----
                        $46.1
                        =====

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2006. The facility may be reduced or withdrawn at any time. As of March 31, 2006 the Bank did not have any outstanding advances on this facility.

13. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2005, a wholly-owned subsidiary grantor trusts established by the Company issued $7.0 million of pooled Trust Preferred Securities ("trust preferred securities"). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trust used the net proceeds from the offering to purchase a like amount of junior subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trust. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trust. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the

Debentures in whole or in part after year 5 on any coupon date, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of current Debentures at March 31, 2006:

                               Preferred
                      Issuance  security   Rate    Initial  Rate at  Maturing
                          date    amount   Type(1)  Rate   12/31/05  Date
                          ----    ------  --------  ----   --------  ----
Issuance trust                        (Dollars in thousands)
---------------
Riverview Bancorp, Inc.
Statutory Trust 1      12/2005   $7,000   Variable  5.88%    6.27%   12/2035

(1) The variable rate preferred securities reprice quarterly.

The total amount of trust preferred securities outstanding at March 31, 2006 was $7.0 million. The interest rates on the trust preferred securities issued in December 2005 resets quarterly and is tied to the London Interbank Offered Rate ("LIBOR"). The Company has the right to redeem the debentures in December 2010.

The Debentures issued by the Company to the grantor trusts, totaling $7.0 million, are reflected in our consolidated balance sheet in the liabilities section at March 31, 2006, under the caption "junior subordinated debentures." The Company records interest expense on the Debentures in the consolidated statements of income. The Company recorded $217,000 in other assets in the consolidated balance sheet at March 31, 2006, for the common capital
securities issued by the issuer trusts.   The Company invested $5.0 million of
the trust preferred securities proceeds in the Bank and retained the remaining $2.0 million to be used for general corporate purposes.

On July 2, 2003, the Federal Reserve Bank ("Federal Reserve") issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

14. INCOME TAXES

Income tax provision for the years ended March 31 consisted of the following (in thousands):
                                                2006      2005      2004
                                               ------    ------    ------
                        Current               $ 5,281   $ 2,751   $ 2,789
                       Deferred                  (704)      285       421
                                                -----     -----     -----
                               Total          $ 4,577   $ 3,036   $ 3,210
                                                =====     =====     =====

A reconciliation between income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                                2006      2005      2004
                                               ------    ------    ------

Statutory federal income tax rate               35.0%     34.0%     34.0%
State and local income tax rate                  1.0         -         -
ESOP market value adjustment                     0.9       1.1       0.9
Interest income on municipal securities         (0.4)     (0.6)     (0.4)
Dividend received deduction                      0.0      (0.5)     (0.6)
Bank owned life insurance                       (1.2)     (1.7)        -
Other, net                                      (3.4)     (0.6)     (1.1)
                                                ----      ----      ----
     Effective federal income tax rate          31.9%     31.7%     32.8%
                                                ====      ====      ====

Taxes related to gains on sales of securities were none, $56,000 and none for the years ended March 31, 2006, 2005 and 2004, respectively.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2006 and 2005 are as follows (in thousands):
                                                       2006      2005
                                                     ------    ------
Deferred tax assets:
  Deferred compensation                             $   629   $   555
  Loan loss reserve                                   2,720     1,581
  Core deposit intangible                               245       306
  Accrued expenses                                      376       235
  Accumulated depreciation                              508       206
  Net operating loss carryforward                       493       821
  Net realized loss on securities available for sale    143        63
  Capital loss carryforward                             715       733
  REO expense                                           184         -
  Non-compete                                            79         -
  Other                                                  42       219
                                                     ------    ------
       Total deferred tax asset                       6,134     4,719
                                                     ------    ------
Deferred tax liabilities:
  FHLB stock dividend                                (1,078)     (971)
    Deferred gain on sale                              (116)        -
  Tax qualified loan loss reserve                      (243)     (280)
  Purchase accounting                                  (376)     (249)
  Prepaid expense                                       (82)     (146)
  Loan fees/costs                                      (468)     (449)
                                                     ------    ------
       Total deferred tax liability                  (2,363)   (2,095)
                                                     ------    ------
Deferred tax asset, net                             $ 3,771   $ 2,624
                                                     ======    ======

The Bank's retained earnings at March 31, 2006 and 2005 include base year bad debt reserves which amounted to approximately $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2006 and 2005 is approximately $760,000. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

The Company also has net operating loss carry forwards of approximately $1.3 million for federal tax purposes in connection with the acquisition of Today's Bancorp, Inc. Utilization of the net operating losses, which begin to expire at various times starting in 2019, is subject to certain limitations under
Section 382 of the Internal Revenue Code.

The tax effects of certain tax benefits related to stock options are recorded directly to shareholders' equity.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 2006 or 2005 based upon the Company's anticipated future ability to generate taxable income from operations.

15. EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee's elective contribution up to 4% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2006, 2005 and 2004 were $359,000, $154,000 and $93,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 6.66%, 6.04%, and 7.12% for the years ended March 31, 2006, 2005 and 2004, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2006 and 2005, the Company's aggregate liability under the plan was $1.7 million and $1.6 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management and certain key individuals. The senior management bonus represents approximately 5% of fiscal year profits, assuming profit goals are attained, and is divided among senior management members in proportion to their salaries. The Company has an incentive program for branch managers that are paid to the managers based on the attainment of certain goals. The Company expensed $1.3 million, $564,000, $482,000 in bonuses during the years ended March 31, 2006, 2005 and 2004, respectively.

Management Recognition and Development Plan - On July 23, 1998, shareholders of the Company approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company.

The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company. The Company reserved 142,830 shares of common stock to be issued under the MRDP, which are authorized but unissued shares. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At March 31, 2006, all shares have been issued and fully vested. Compensation expense of $0, $0 and $15,000 was recognized for the years ended March 31, 2006, 2005 and 2004, respectively.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 357,075 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and options vest over five years. At March 31, 2006, there were options for 14,481 shares available for grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 229,277 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant and options vest over 0 to 5 years.

On March 15, 2006, 157,000 stock options from the 2003 Plan were granted to officers and directors. Each option was granted at the fair market value of the Company's stock on the date of grant with a maximum term of 10 years from date of grant and were fully vested at grant date.

Stock option activity is summarized in the following table:

                                                 Weighted
                                                  Average
                                     Number of   Exercise
                                        Shares      Price
                                     ---------   --------

     Outstanding April 1, 2003         262,550   $  12.92
        Grants                          23,000      18.30
        Options exercised              (40,281)     12.02
                                     ---------   --------
     Outstanding March 31, 2004        245,269      13.57
                                     ---------   --------
        Grants                          23,000      20.62
        Options exercised              (40,774)     13.14
                                     ---------   --------
     Outstanding March 31, 2005        227,495      14.36
                                     ---------   --------
        Grants                         177,000      25.40
        Options exercised              (26,572)     16.95
                                     ---------   --------
     Outstanding March 31, 2006        377,923   $  19.35
                                     =========   ========

Additional information regarding options outstanding as of March 31, 2006 is as follows:

                               Options Outstanding     Options Exercisable
                              ---------------------   ---------------------
               Weighted Avg                Weighted                Weighted
                  Remaining                 Average                 Average
Range of        Contractual        Number  Exercise        Number  Exercise
Exercise Price   Life(years)  Outstanding     Price   Exercisable     Price
--------------   ----------   -----------     -----   -----------     -----
$ 8.06 - $12.31        3.71        43,498   $ 10.94        43,498   $ 10.94
 13.51 -  13.75        2.80       120,625     13.73       120,625     13.73
 14.97 -  19.02        7.13        23,000     17.42        14,800     17.26
 20.20 -  21.65        8.86        33,800     20.88         9,520     20.81
 25.95                 9.96       157,000     25.95       157,000     25.95
                                  -------                 -------
                                  377,923                 345,443
                                  =======                 =======

16. EMPLOYEE STOCK OWNERSHIP PLAN

The Company ESOP covers all employees with at least one year and 1000 hours of service who are over the age of 21. Shares are released for allocation at the discretion of the Board of Directors and allocated to participant accounts on December 31 of each year until 2011. ESOP compensation expense included in salaries and benefits was $558,000, $520,000 and $477,000 for years ended March 31, 2006, 2005 and 2004, respectively.

ESOP share activity is summarized in the following table:

                              Fair Value                Allocated
                                      of   Unreleased         and
                              Unreleased         ESOP    Released
                                  Shares       Shares      Shares      Total
                              ----------   ----------   ---------   --------
Balance, April 1, 2003        $3,490,000      221,697     259,595    481,292
Allocation December 31, 2003                  (24,633)     24,633          -
                                              -------     -------    -------
Balance, March 31, 2004       $4,083,000      197,064     284,228    481,292
Allocation December 31, 2004                  (24,633)     24,633          -
                                              -------     -------    -------
Balance, March 31, 2005       $3,664,000      172,431     308,861    481,292
Allocation December 31, 2005                  (24,633)     24,633          -
                                              -------     -------    -------
Balance, March 31, 2006       $3,955,000      147,798     333,494    481,292
                                              =======     =======    =======

17. SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2006 or 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2006.

As of March 31, 2006, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                         Categorized as "Well
                                                           Capitalized" Under
                                               For Capital  Prompt Corrective
                               Actual     Adequacy Purposes  Action Provision
                             ------------------------------------------------
                             Amount  Ratio    Amount  Ratio    Amount  Ratio
                             ------  -----    ------  -----    ------  -----
March 31, 2006
Total Capital:
 (To Risk Weighted Assets)  $78,469  11.48%  $54,688    8.0%  $68,361   10.0%
Tier I Capital:
 (To Risk Weighted Assets)   71,248  10.42    27,344    4.0    41,016    6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                    71,248   9.70    22,038    3.0    36,730    5.0
Tangible Capital:
 (To Tangible Assets)        71,248   9.70    11,019    1.5      N/A     N/A

                                                         Categorized as "Well
                                                           Capitalized" Under
                                               For Capital  Prompt Corrective
                               Actual     Adequacy Purposes  Action Provision
                             ------------------------------------------------
                             Amount  Ratio    Amount  Ratio    Amount  Ratio
                             ------  -----    ------  -----    ------  -----
March 31, 2005
Total Capital:
 (To Risk Weighted Assets)  $57,397  12.37%  $37,116    8.0%  $46,396   10.0%
Tier I Capital:
 (To Risk Weighted Assets)   53,002  11.42    18,558    4.0    27,837    6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                    53,002   9.54    16,664    3.0    27,773    5.0
Tangible Capital:
 (To Tangible Assets)        53,002   9.54     8,332    1.5      N/A     N/A


The following table is a reconciliation of the Bank's capital, calculated according to GAAP to regulatory tangible and risk-based capital at March 31, 2006 (in thousands):

   Equity                                            $  97,595
   Net unrealized securities loss                          276
   Core deposit intangible, goodwill and software      (26,585)
   Servicing asset                                         (38)
                                                      --------
      Tangible capital                                  71,248
   General valuation allowance                           7,221
                                                      --------
      Total capital                                  $  78,469
                                                      ========

At periodic intervals, the OTS and the FDIC routinely examine the Company's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2006 financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2006 financial statements cannot presently be determined.

The following table summarizes the Company's common stock repurchased in each of the last three fiscal years (dollars in thousands):

                                          Shares             Value
                                          ------            -------
               2006                       50,000             $1,228
               2005                            -                  -
               2004                       81,500             $1,510

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

                                                 Years Ended March 31,
                                            ------------------------------
                                             2006        2005        2004
                                            ------      ------      ------
Basic EPS computation:
  Numerator-Net income                  $9,738,000  $6,529,000  $6,554,000
  Denominator-Weighted average common
   shares outstanding                    5,602,240   4,816,745   4,640,485
Basic EPS                               $     1.74  $     1.36  $     1.41
Diluted EPS computation:                 =========   =========   =========
  Numerator-Net Income                  $9,738,000  $6,529,000  $6,554,000
  Denominator-Weighted average
   common shares outstanding             5,602,240   4,816,745   4,640,485
   Effect of dilutive stock options         72,928      74,428      72,149
   Effect of dilutive MRDP                       -           -       1,695
   Weighted average common shares        ---------   ---------   ---------
    and common stock equivalents         5,675,168   4,891,173   4,714,329
Diluted EPS                             $     1.72  $     1.33  $     1.39
                                         =========   =========   =========

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

The estimated fair value of financial instruments is as follows (in thousands):
                                                     March 31,
                                      --------------------------------------
                                              2006                 2005
                                      -----------------    -----------------
                                      Carrying     Fair    Carrying     Fair
                                         Value    Value       Value    Value
                                      --------    -----    --------    -----
Assets:
Cash                                  $ 31,346  $31,346    $ 61,719  $61,719
Investment securities available for
  sale                                  24,022   24,022      22,945   22,945
Mortgage-backed securities held to
  maturity                               1,805    1,830       2,343    2,402
Mortgage-backed securities available
  for sale                               8,134    8,134      11,619   11,619
Loans receivable, net                  623,016  620,107     429,449  428,368
Loans held for sale                         65       65         510      510
Mortgage servicing rights                  384    1,080         470    1,100
FHLB stock                               7,350    7,350       6,143    6,143

Liabilities:
Demand - Savings deposits              399,844  399,844     307,572  307,572
Time deposits                          207,120  205,718     149,306  148,941

FHLB advances - long-term               46,100   45,846      40,000   40,120
Junior subordinated debentures           7,217    7,236           -        -

Fair value estimates, methods and assumptions are set forth below.

Cash - Fair value approximates the carrying amount.

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSR's fair value by stratifying MSR's based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSR's and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2006, the MSR's fair value totaled $1.1 million, which was estimated using a range of prepayment speed assumptions (The Bond Market Association's standard prepayment) values that ranged from 133 to 560.

Federal Home Loan Bank Stock - Fair value approximates the carrying amounts.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures was based on the discounted cash flow method. The discount rate was estimated using rates currently available for the junior subordinated debentures.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2006 and 2005. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2006 and 2005. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

At March 31, 2006, the Company had commitments to originate fixed rate mortgage loans of $1.9 million at interest rates ranging from 6.0% to 8.25%. At March 31, 2006, commitments to originate adjustable rate mortgage loans were $420,000 at an average interest rate of 6.10%. Undisbursed balance of mortgage loans closed was $94.6 million at March 31, 2006. Commitments to originate consumer loans totaled $2.4 million and unused lines of consumer credit totaled $24.7 million at March 31, 2006. Commercial real estate loan commitments to originate loans totaled $12.4 million. Undisbursed balance of commercial real estate mortgage loans closed was $8.4 million at March 31, 2006. Commercial loan commitments totaled $850,000 and unused commercial lines of credit totaled $42.6 million.

The allowance for unfunded loan commitments was $362,000 at March 31, 2006.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2006 and 2005, standby letters of credit totaled $1.8 million and $346,000, respectively.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Investments in state and municipal securities involve government entities primarily within the state of Washington. Loans are generally limited, by federal and state banking regulation, to 10% of the Bank's shareholder's equity, excluding accumulated other comprehensive income
(loss). As of March 31, 2006 and 2005, the Bank had no individual industry concentrations.

At March 31, 2006, the Company had firm commitments to sell $65,000 of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2006 loans under warranty totaled $112.8 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At March 31, 2006, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future operating minimum lease commitments were as follows (in thousands):

                              Within     1-3      4-5       Over       Total
                              1 year    Years    Years    5 Years    Balance
                              ------    -----    -----    -------    -------
Certificates of deposit     $130,159  $65,679   $6,354    $ 4,928   $207,120
FHLB advances                 41,100    5,000        -          -     46,100
Operating leases               1,616    3,218    2,376      5,027     12,237
Junior subordinated debentures     -        -        -      7,217      7,217
Total other contractual      -------   ------   ------     ------    -------
  obligations               $172,875  $73,897  $ 8,730    $17,172   $242,674
                             =======   ======   ======     ======    =======

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

21.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2006 AND 2005

(In thousands)                                                 2006     2005
----------------------------------------------------------------------------
ASSETS
  Cash (including interest earning accounts of $1,572
     and $6,623)                                           $  1,651 $  6,921
  Investment in the Bank                                     97,595   62,832
  Other assets                                                  629      726
  Deferred income taxes                                          35       31
                                                             ------   ------
TOTAL ASSETS                                               $ 99,910 $ 70,510
                                                             ======   ======
LIABILITIES AND SHAREHOLDERS' EQUITY

  Accrued expenses and other liabilities                   $     50 $    237
  Borrowings                                                  7,217        -
  Dividend payable                                              956      751
  Shareholders' equity                                       91,687   69,522
                                                             ------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 99,910 $ 70,510
                                                             ======   ======


STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2006, 2005 AND 2004



(In thousands)                                        2006     2005     2004
----------------------------------------------------------------------------
INCOME:
  Dividend income from Bank                       $ 15,000 $  3,813 $ 12,952
  Interest on investment securities and other
    short-term investments                              73       98       28
  Interest on loan receivable from the Bank            149      165      180
  Other income                                           -        -        2
                                                    ------   ------   ------
    Total income                                    15,222    4,076   13,162
                                                    ------   ------   ------
EXPENSE:
  Management service fees paid to the Bank             143      143      122
  Other expenses                                       360      213      189
                                                    ------   ------   ------
    Total expense                                      503      356      311
                                                    ------   ------   ------
INCOME BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME OF THE BANK               14,719    3,720   12,851
BENEFIT FOR INCOME TAXES                              (363)     (31)    (117)
                                                    ------   ------   ------
INCOME OF PARENT COMPANY                            15,082    3,751   12,968
EQUITY IN UNDISTRIBUTED (LOSS) INCOME OF THE BANK   (5,344)   2,778   (6,414)
                                                    ------   ------   ------
NET INCOME                                         $ 9,738  $ 6,529  $ 6,554
                                                    ======   ======   ======

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(In thousands)                                        2006     2005     2004
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 9,738  $ 6,529  $ 6,554
  Adjustments to reconcile net income cash provided
    by operating activities:
    Equity in undistributed earnings(loss) of the
      Bank                                           5,344   (2,778)   6,414
    Provision for deferred income taxes                 (4)      78        2
    Earned ESOP shares                                 558      520      477
    Earned MRDP shares                                   -        -       15
  Changes in assets and liabilities, net of acquisition
    Other assets                                       323     (301)    (536)
    Accrued expenses and other liabilities            (588)    (159)    (246)
                                                    ------   ------   ------
      Net cash provided by operating activities     15,371    3,889   12,680
                                                    ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additional investment in subsidiary             (5,000)       -        -
    Acquisition, net of cash acquired              (18,096)       -   (9,482)
                                                    ------   ------   ------
      Net cash used by investing activities        (23,096)       -   (9,482)
                                                    ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                  (3,631)  (2,904)  (2,490)
    Proceeds from borrowings                         7,000        -        -
    Repurchase of common stock                      (1,228)       -   (1,510)
    Proceeds from exercise of stock options            314      536      485
                                                    ------   ------   ------
       Net cash used by financing activities         2,455   (2,368)  (3,515)
                                                    ------   ------   ------
NET (DECREASE) INCREASE IN CASH                     (5,270)   1,521     (317)

CASH, BEGINNING OF YEAR                              6,921    5,400    5,717
                                                    ------   ------   ------
CASH, END OF YEAR                                  $ 1,651  $ 6,921  $ 5,400
                                                    ======   ======   ======

Riverview Bancorp, Inc.
Selected Quarterly Financial Data (Unaudited):

(In thousands, except share data)                                  Three Months Ended
------------------------------------------------------------------------------------------------------------
                                              March 31       December 31         September 30       June 30
                                              --------       -----------         ------------       --------
Fiscal 2006:
  Interest income                            $  13,076       $   12,290            $  11,636       $  10,225
  Interest expense                               4,462            3,747                3,541           3,127
  Net interest income                            8,616            8,543                8,095           7,098
  Provision for loan losses                        200              400                  450             450
  Non-interest income                            2,025            2,143                2,482           2,187
  Non-interest expense                           6,869            6,148                6,261           6,096
  Income before income taxes                     3,572            4,138                3,866           2,739
  Provision for income taxes                       965            1,390                1,304             918
                                             ---------       ----------            ---------       ---------
  Net income                                 $   2,607       $    2,748            $   2,562       $   1,821
                                             =========       ==========            =========       =========

Basic earnings per share (1)                 $    0.46       $     0.49            $    0.45       $    0.33
                                             =========       ==========            =========       =========

Diluted earnings per share                   $    0.46       $     0.48            $    0.45       $    0.33
                                             =========       ==========            =========       =========

Fiscal 2005:
  Interest income                            $   7,849       $    7,496            $   7,530       $   7,093
  Interest expense                               2,145            1,947                1,764           1,539
  Net interest income                            5,704            5,549                5,766           5,554
  Provision for loan losses                        150               70                   50             140
  Non-interest income                            1,845              323                1,698           2,640
  Non-interest expense                           4,915            4,743                4,614           4,832
  Income before income taxes                     2,484            1,059                2,800           3,222
  Provision for income taxes                       816              299                  898           1,023
                                             ---------       ----------            ---------       ---------
  Net income                                 $   1,668       $      760            $   1,902       $   2,199
                                             =========       ==========            =========       =========
  Basic earnings per share (1)               $    0.34       $     0.16            $    0.40       $    0.46
                                             =========       ==========            =========       =========
  Diluted earnings per share (1)             $    0.34       $     0.16            $    0.39       $    0.45
                                             =========       ==========            =========       =========
 (1)  Quarterly earnings per share varies from annual earnings per share due to rounding.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

Not Applicable

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

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

    (b) Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    (c)   Management's Annual Report on Internal Control Over Financial
Reporting: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Act). As required by Rule 13a-15(c) of the Act, management has evaluated the effectiveness of the Company's internal control over financial reporting. Management's Annual Report on Internal Control Over Financial Reporting appears in Item 9 of this Form 10-K.

RIVERVIEW BANCORP, INC

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2006. To make the assessment, we used the criteria for effective internal control
over financial reporting described in Internal Control   Integrated Framework,
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2006, the Company's internal control over financial reporting met those criteria. The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has issued an audit report on our assessment of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Riverview Bancorp, Inc.
Vancouver, Washington

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Riverview Bancorp, Inc. & Subsidiary (the "Company") maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and our report dated June 13, 2006, expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Portland, Oregon
June 13, 2006

Item 9B. Other Information
--------------------------

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference. Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

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

Item 11.  Executive Compensation
--------------------------------

The information contained under the sections captioned "Executive
Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
----------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2006.


                                                          Number of securities
                                                          remaining available
                                                          for future issuance
                             Number of                      under equity com-
                            securities        Weighted-       pensation plans
                          to be issued    average price  excluding securities
                       upon exercise of  of outstanding   reflected in column
 Plan category      outstanding options         options  (A)

Equity compensation
 plans approved by
 security holders:              (A)              (B)              (C)
2003 Stock Option Plan        157,000          $25.95            72,277
1998 Stock Option Plan        227,495           14.36            14,481
Equity compensation
 plans not approved
 by security holders:               -               -                 -
                              -------                           -------
Total                         381,495                            86,758
                              =======                           =======

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item  14.  Principal Accounting Fees and Services
-------------------------------------------------

This information set forth under the section captioned "Independent Auditors" in the Proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

                              PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

       (a) 1.   Financial Statements
                See "Part II  Item 8. Financial Statements and Supplementary
                Data."

           2.   Financial Statement Schedules
                All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

           3.   Exhibits
                3.1      Articles of Incorporation of the Registrant (1)
                3.2      Bylaws of the Registrant (2)
                4        Form of Certificate of Common Stock of the Registrant
                        (1)
               10.1      Employment Agreement with Patrick Sheaffer (3)
               10.2      Employment Agreement with Ronald A. Wysaske (3)
               10.3      Severance Agreement with Karen Nelson (3)
               10.4      Severance Agreement with John A. Karas (4)
               10.5      Employee Severance Compensation Plan (3)
               10.6      Employee Stock Ownership Plan (5)
               10.7      Management Recognition and Development Plan (6)
               10.8      1998 Stock Option Plan (6)
               10.9      1993 Stock Option and Incentive Plan (6)
               10.10     2003 Stock Option Plan (7)
               10.11     Form of Incentive Stock Option Award Pursuant to 2003
                         Stock Option Plan (8)
               10.12     Form of Non-qualified Stock Option Award Pursuant to
                         2003 Stock Option Plan (8)
               21        Subsidiaries of Registrant
               23        Consent of Independent Registered Public Accounting
                         Firm
               23.1      Consent of Independent Registered Public Accounting
                         Firm
               31.1      Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act
               31.2      Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act
               32        Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 20, 2005, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6) Filed on October 23, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8, and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 5, 2003 and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIVERVIEW BANCORP, INC.


Date:  June 8, 2006
                                  By:  /s/ Patrick Sheaffer
                                       --------------------
                                       Patrick Sheaffer
                                       Chairman of the Board and
                                       Chief Executive Officer
                                      (Duly Authorized Representative)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer          By:  /s/ Ronald A. Wysaske
    --------------------               ---------------------
    Patrick Sheaffer                   Ronald A. Wysaske
    Chairman of the Board and          President and Chief Operating Officer
    Chief Executive Officer            Director
   (Principal Executive Officer)


Date:  June 8, 2006              Date:  June 8, 2006



By: /s/ Ron Dobyns               By:  /s/ Paul L. Runyan
    --------------                    ------------------
    Ron Dobyns                        Paul L. Runyan
    Senior Vice President and         Director
    Chief Financial Officer
   (Principal Financial and
    Accounting Officer)

Date:  June 8, 2006              Date:  June 8, 2006

By: /s/ Robert K. Leick          By: /s/ Gary R. Douglass
    -------------------              --------------------
    Robert K. Leick                  Gary R. Douglass
    Director                         Director

Date:  June 8, 2006              Date:  June 8, 2006

By: /s/ Edward R. Geiger         By: /s/ Michael D. Allen
    --------------------             --------------------
    Edward R. Geiger                 Michael D. Allen
    Director                         Vice Chairman of the Board and
                                     Director

Date:  June 8, 2006              Date:  June 8, 2006

                                Exhibit 21

                       Subsidiaries of the Registrant

Parent
------

Riverview Bancorp, Inc.

Subsidiaries (a)                    Percentage       State of Incorporation
----------------                      Owned          ----------------------
                                      -----

Riverview Community Bank              100%                  Federal

Riverview Services, Inc. (b)          100%                 Washington

Riverview Asset Management Corp. (b)   85%                 Washington

(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

(b)   This corporation is a subsidiary of Riverview Community Bank.

                                   Exhibit 23

            Consent of Independent Registered Public Accounting Firm

                                                            Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-66049, 333-38887 and 333-109894 on Form S-8 of our reports dated June 13,
2006, relating to the consolidated financial statements of Riverview Bancorp, Inc. & Subsidiary and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Riverview Bancorp, Inc. For the year ended March 31, 2006.

/s/Deloitte & Touche LLP

June 13, 2006

                                  Exhibit 23.1

          Consent of Independent Registered Public Accounting Firm

        Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statements Nos. 333-66049, 333-38887 and 333-109894 on Form S-8 of Riverview Bancorp, Inc., of
our reports dated June 10, 2005, relating to our audits of the consolidated financial statements, which appear in this Annual Report on Form 10-K of Riverview Bancorp, Inc. For the year ended March 31, 2005.

/s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
June 13, 2006

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

Date:  June 8, 2006           /S/ Patrick Sheaffer
                              --------------------
                              Patrick Sheaffer
                              Chairman and Chief Executive Officer

Exhibit 31.2
-------------
Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

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

Date:  June 8, 2006           /S/ Ron Dobyns
                              ---------------
                              Ron Dobyns
                              Chief Financial Officer

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

      The undersigned herby certify, pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Annual Report on Form 10-K that:

      1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

      /S/ Patrick Sheaffer                /S/ Ron Dobyns
      --------------------                --------------
      Patrick Sheaffer                    Ron Dobyns
      Chief Executive Officer             Chief Financial Officer


      Dated: June 8, 2006

      This certification accompanies this periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.