Form 10-Q
period 2006-06-30
RIVERVIEW BANCORP INC
filed 2006-08-08
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                      Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Washington                                        91-1838969
---------------------------------------------               -----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                                 I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington                 98660
--------------------------------------------------          -----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (360) 693-6650
                                                            -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ( )  Accelerated filer (X)  Non-accelerated filer ( )

     Indicate by check mark whether the registrant is a shell corporation (as
defined in Exchange Act Rule 12b-2).  Yes       No  X
                                          -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 5,780,086 shares outstanding as of July 28, 2006.

                                  Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                    INDEX

Part I.  Financial Information                                        Page
         ---------------------                                        -----

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of June 30, 2006 and March 31, 2006                         1

         Consolidated Statements of Income
         Three Months Ended June 30, 2006 and 2005                      2

         Consolidated Statements of Shareholders' Equity
         Year Ended March 31, 2006 and the
         Three Months Ended June 30, 2006                               3

         Consolidated Statements of Comprehensive Income
         Three Months Ended June 30, 2006 and 2005                      4

         Consolidated Statements of Cash Flows
         Three Months Ended June 30, 2006 and 2005                      5

         Notes to Consolidated Financial Statements                    6-16

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                16-25

Item 3:  Quantitative and Qualitative Disclosures About Market Risk     25

Item 4:  Controls and Procedures                                      25-26

Part II. Other Information                                            27-28
         -----------------

Item 1:  Legal Proceedings

Item 1:  Risk Factors

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:  Defaults Upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

SIGNATURES                                                              29

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

(In thousands, except share and                         JUNE 30,    MARCH 31,
per share data)(Unaudited)                                 2006         2006
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $6,754
  and $7,786)                                          $ 26,671     $ 31,346
Loans held for sale                                           -           65
Investment securities available for sale, at fair
 value (amortized cost of $23,005 and $24,139)           22,847       24,022
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $1,603 and $1,830)         1,580        1,805
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $8,011 and $8,436)         7,666        8,134
Loans receivable (net of allowance for loan losses
 of $7,626 and $7,221)                                  658,588      623,016
Prepaid expenses and other assets                         2,164        2,210
Accrued interest receivable                               3,526        3,058
Federal Home Loan Bank stock, at cost                     7,350        7,350
Premises and equipment, net                              19,125       19,127
Deferred income taxes, net                                3,799        3,771
Mortgage servicing intangible, net                          372          384
Goodwill                                                 25,572       25,572
Core deposit intangible, net                                845          895
Bank owned life insurance                                13,220       13,092
                                                       --------     --------

TOTAL ASSETS                                           $793,325     $763,847
                                                       ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits accounts                                    $607,389     $606,964
  Accrued expenses and other liabilities                  9,062        8,768
  Advanced payments by borrowers for taxes and
   insurance                                                144          358
  Federal Home Loan Bank advances                        73,300       46,100
  Junior subordinated debenture                           7,217        7,217
  Capital lease obligations                               2,745        2,753
                                                       --------     --------
Total liabilities                                       699,857      672,160

COMMITMENTS AND CONTINGENCIES (See Note 16)                   -            -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
 authorized, issued and outstanding, none                     -            -
Common stock, $.01 par value; 50,000,000
 authorized, issued and outstanding:
  June 30, 2006 - 5,780,090 issued, 5,780,086
   outstanding                                               57           57
  March 31, 2006 - 5,772,690 issued, 5,772,686
   outstanding
Additional paid-in capital                               57,529       57,316
Retained earnings                                        37,348       35,776
Unearned shares issued to employee stock ownership
 trust                                                   (1,134)      (1,186)
Accumulated other comprehensive loss                       (332)        (276)
                                                       --------     --------
     Total shareholders' equity                          93,468       91,687
                                                       --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $793,325     $763,847
                                                       ========     ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                                      Three Months Ended
(In thousands, except share and                             June 30,
per share data) (Unaudited)                            2006          2005
-----------------------------------------------------------------------------

INTEREST INCOME:
  Interest and fees on loans receivable              $   13,769    $    9,597
  Interest on investment securities - taxable               221           186
  Interest on investment securities - non-taxable            42            43
  Interest on mortgage-backed securities                    114           145
  Other interest and dividends                               52           254
                                                      ---------     ---------
     Total interest income                               14,198        10,225
                                                      ---------     ---------
INTEREST EXPENSE:
  Interest on deposits                                    4,222         2,471
  Interest on borrowings                                    963           656
                                                      ---------     ---------
     Total interest expense                               5,185         3,127
                                                      ---------     ---------
  Net interest income                                     9,013         7,098
   Less provision for loan losses                           350           450
                                                      ---------     ---------
  Net interest income after provision for loan losses     8,663         6,648
                                                      ---------     ---------
NON-INTEREST INCOME:
  Fees and service charges                                1,331         1,486
  Asset management fees                                     436           364
  Gain on sale of loans held for sale                        72           126
  Gain on sale of real estate owned                           -            21
  Loan servicing income                                      45            27
  Gain on sale of credit card portfolio                      67             -
  Bank owned life insurance                                 128           120
  Other                                                      36            43
                                                      ---------     ---------
     Total non-interest income                            2,115         2,187
                                                      ---------     ---------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                          3,835         3,399
  Occupancy and depreciation                              1,074           803
  Data processing                                           335           365
  Amortization of core deposit intangible                    50            49
  Advertising and marketing expense                         302           231
  Federal Deposit Insurance Corporation insurance
   premium                                                   24            15
  State and local taxes                                     155           135
  Telecommunications                                        112            63
  Professional fees                                         178           363
  Other                                                     704           673
                                                      ---------     ---------
     Total non-interest expense                           6,769         6,096
                                                      ---------     ---------
INCOME BEFORE INCOME TAXES                                4,009         2,739
PROVISION FOR INCOME TAXES                                1,378           918
                                                      ---------     ---------
NET INCOME                                            $   2,631     $   1,821
                                                      =========     =========
Earnings per common share:
  Basic                                               $    0.47     $    0.33
  Diluted                                                  0.46          0.33
Weighted average number of shares outstanding:
  Basic                                               5,637,604     5,451,976
  Diluted                                             5,726,195     5,519,699
  Cash Dividends Per Share                            $    0.19     $    0.17

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2006
AND THE THREE MONTHS ENDED JUNE 30, 2006

                                                                   Unearned
                                                                     Shares     Accum-
                                                                  Issued to     ulated
                                                                   Employee      Other
                                 Common        Addi-                  Stock     Compre-
                                 Stock        tional                 Owner-     hensive
(In thousands, except       ---------------- Paid-in   Retained        ship      Income
 share data)                Shares    Amount Capital   Earnings       Trust      (Loss)       Total
---------------------------------------------------------------------------------------------------------

Balance April 1, 2005    5,015,749     $50   $41,112  $29,874     $(1,392)       $(122)      $69,522
  Cash dividends ($0.68
   per share)                    -       -         -   (3,836)          -            -        (3,836)
  Exercise of stock
   options                  18,572       -       314        -           -            -           314
  Stock repurchased and
   retired                 (50,000)      -    (1,227)       -           -            -        (1,227)
  Stock issued in
   connection with
   acquisition             788,365       7    16,706        -           -            -        16,713
Earned ESOP shares               -       -       352        -         206            -           558
Tax benefit, stock
 option                          -       -        59        -           -            -            59
                         ---------     ---   -------  -------     -------        -----       -------
                         5,772,686      57    57,316   26,038      (1,186)        (122)       82,103

Comprehensive income:
  Net income                     -       -         -    9,738           -            -         9,738
  Other comprehensive
   income:
    Unrealized holding
     loss on securities
     of $154  (net of $79
     tax effect)                 -       -         -        -           -         (154)         (154)
                                                                                             -------

Total comprehensive
 income                          -       -         -        -           -            -         9,584
                         ---------     ---   -------  -------     -------        -----       -------
Balance March 31, 2006   5,772,686     $57   $57,316  $35,776     $(1,186)       $(276)      $91,687
                         =========     ===   =======  =======     =======        =====       =======

  Cash dividends
   ($0.19 per share)             -       -         -   (1,059)          -            -        (1,059)
  Exercise of stock
   options                   7,400       -       105        -           -            -           105
Earned ESOP shares               -       -       108        -          52            -           160
                         ---------     ---   -------  -------     -------        -----       -------
                         5,780,086      57    57,529   34,717      (1,134)        (276)       90,893

Comprehensive Income:
  Net income                     -       -         -    2,631           -            -         2,631
  Other comprehensive
   income:
    Unrealized holding
     loss on securities
     of $56 (net of $29
     tax effect)                 -       -         -        -           -          (56)          (56)
                                                                                             -------

Total comprehensive
 income                          -       -         -        -           -            -         2,575
                         ---------     ---   -------  -------     -------        -----       -------
Balance June 30, 2006    5,780,086     $57   $57,529  $37,348     $(1,134)       $(332)      $93,468
                         =========     ===   =======  =======     =======        =====       =======

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               Three Months
(In thousands) (Unaudited)                     Ended June 30,
---------------------------------------------------------------
                                              2006        2005
                                             ------      ------
Net income                                   $2,631      $1,821
  Other comprehensive income:
   Change in fair value of
    securities available for sale,
    net of tax                                  (56)         74
                                             ------      ------
Total comprehensive income                   $2,575      $1,895
                                             ======      ======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands) (Unaudited)                               2006        2005
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   2,631     $   1,821
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                            539           319
  Mortgage servicing rights valuation adjustment           (14)          (10)
  Provision for loan losses                                350           450
  Noncash expense related to ESOP                          159           131
  Increase (decrease) in deferred loan origination
   fees, net of amortization                                (5)          196
  Origination of loans held for sale                    (2,924)       (5,217)

  Proceeds from sales of loans held for sale             2,993         5,597
  Net gain on loans held for sale, sale of real
   estate owned, mortgage-backed securities,
   investment securities and premises and equipment        (24)         (128)
  Income from bank owned life insurance                   (128)         (120)
  Changes in assets and liabilities:
    Prepaid expenses and other assets                      (41)         (705)
    Accrued interest receivable                           (468)           38
    Accrued expenses and other liabilities                 217         1,896
                                                     ---------     ---------
          Net cash provided by operating activities      3,285         4,268
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                   (136,862)     (146,040)
  Principal repayments/refinance on loans              100,945       133,440
  Proceeds from call, maturity, or sale of investment
   securities available for sale                         1,110           250
  Principal repayments on investment securities
   available for sale                                       37            37
  Principal repayments on mortgage-backed securities
   available for sale                                      425           843
  Principal repayments on mortgage-backed securities
   held to maturity                                        224            83
  Purchase of premises and equipment                      (393)         (114)
  Acquisition, net of cash received                          -       (14,663)
  Proceeds from sale of real estate owned and premises
   and equipment                                             2           272
                                                     ---------     ---------
          Net cash used in investing activities        (34,512)      (25,892)
                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts                         425        46,262
  Dividends paid                                          (956)         (751)
  Proceeds from borrowings                              92,000             -
  Repayment of borrowings                              (64,800)      (11,000)
  Principal payments under capital lease obligation         (8)            -
  Net decrease in advance payments by borrowers           (214)         (215)
  Proceeds from exercise of stock options                  105            94
                                                     ---------     ---------
          Net cash provided by financing activities     26,552        34,390
                                                     ---------     ---------
NET (DECREASE) INCREASE IN CASH                         (4,675)       12,766
CASH, BEGINNING OF PERIOD                               31,346        61,719
                                                     ---------     ---------
CASH, END OF PERIOD                                  $  26,671     $  74,485
                                                     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                         $   4,938     $   3,103
    Income taxes                                           400             -

SUPPLEMENTAL DISCLOSURE OF BANK ACQUISITION
  Issuance of common stock                                   -       (16,714)
  Investments acquired                                       -         1,417
  Fair value of loans receivable acquired                    -       119,536
  Other assets acquired                                      -         3,388
  Deposits assumed                                           -       (79,691)
  Borrowings and other liabilities assumed                   -       (30,362)
  Goodwill                                                   -        17,142

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared and accrued in other
   liabilities                                       $   1,059     $     750
  Fair value adjustment to securities available
   for sale                                                (85)          112
  Income tax effect related to fair value adjustment        29           (38)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2006. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary include all the accounts of Riverview Bancorp, Inc. ("Bancorp") and the consolidated accounts of its wholly-owned subsidiary (the "Company"), Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

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

     Assets
     ------
        Cash                                     $   3,433
        Investments                                  1,417
        Building and equipment                       1,080
        Loans                                      119,536
        Core deposit intangible                        526
        Goodwill                                    16,359
        Other, net                                   2,547
                                                ----------
     Total assets                                  144,898

     Liabilities
     -----------
        Deposits                                   (79,755)
        Borrowings                                 (29,882)
        Other liabilities                             (452)
                                                ----------
     Total liabilities                            (110,089)

     Net acquisition costs                       $  34,809

     Less:

     Stock issued in acquisition                   (16,713)

     Cash acquired                                  (3,433)
                                                ----------
     Cash used in acquisition, net
      of cash acquired                          $   14,663
                                                ==========

Subsequent to the acquisition, certain of these assets were adjusted as part of the allocation of the purchase price. At June 30, 2006, the goodwill asset recorded in connection with the APB acquisition was $16.4 million.

The following unaudited pro forma financial information for the three months ended June, 2006 and 2005 assumes that the APB acquisition occurred as of April 1, 2004, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the APB acquisition been consummated on the date indicated.


                                                    Three Months Ended
(In thousands, except per share data)                     June 30,
                                                    ------------------
                                                     2006        2005
                                                    ------      ------
Net interest income                                 $9,013      $7,335
Non-interest income                                  2,115       2,174
Non-interest expense                                 6,769       6,444
Net income                                          $2,631      $1,743
  Earnings per common share:
    Basic                                           $ 0.47      $ 0.28
    Diluted                                           0.46        0.28

4.  STOCK PLANS AND STOCK BASED-COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company's Board of Directors ("Board"). Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 357,075 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of the grant with a maximum term of ten years and options vest over five years. At June 30, 2006, there were options for 18,481 shares available for the grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 229,277 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant and options vest over zero to five years. At June 30, 2006, there were options for 72,277 shares available for grant under the 2003 Plan.

On March 15, 2006, 157,000 stock options from the 2003 Plan were granted to officers and directors. Each option was granted at the fair market value of the Company's stock on the date of grant with a maximum term of 10 years from date of grant and were fully vested at grant date.

All stock options have an exercise price that is equal to the fair market value of Bancorp's stock on the date the options were granted. Options granted under the 2003 Plan generally vest over a zero to five year vesting period. Stock options granted have a 10-year maximum term. Options previously issued under the 1998 plan are fully vested.

The following table presents information on stock options outstanding for the periods shown.

                         Three Months Ended               Year Ended
                          June 30, 2006                 March 31, 2006
                     ---------------------------------------------------------
                     Number of  Weighted Average   Number of  Weighted Average
                        Shares    Exercise Price      Shares    Exercise Price
                     ---------  ----------------   ---------  ----------------
Balance, beginning
 of period           377,923          $19.35         227,495       $14.36
  Grants                   -               -         177,000        25.40
  Options Exercised   (7,400)          12.74         (26,572)       16.95
  Forfeited           (7,000)          20.10               -            -
                     -------                         -------
Balance, end of
 period              363,523          $19.47         377,923       $19.35

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.


                                 Three Months Ended           Year Ended
                                    June 30, 2006           March 31, 2006
                               -----------------------------------------------
                                             Weighted                 Weighted
                                              Average                  Average
                                Number of    Exercise    Number of    Exercise
                                   Shares       Price       Shares       Price
                               ----------    --------    ---------    --------
Intrinsic value of options
 exercised in the period                     $101,250                 $159,070
Stock options fully vested and
 expected to vest:
  Number                          361,483                  374,083
  Weighted average exercise price              $19.47                   $19.34
  Aggregate intrinsic value                $2,431,597               $2,774,511
  Weighted average contractual
   term of options                         6.79 years               7.25 years
Stock options vested and
 currently exercisable
  Number                          344,643                  345,443
  Weighted average exercise price              $19.45                   $19.28
  Aggregate intrinsic value                $2,324,945               $2,584,305
  Weighted average contractual
   term of options                         6.41 years               6.52 years

Effective April 1, 2006 the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"), using the modified prospective method. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected options granted represents the period of time they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility is estimated at the date of grant based on historical volatility of the Company's stock. The risk-free for periods within the contractual life of the options is based on the U.S Treasury yield curve in effect at the time of the grant. There were no options granted during the quarter ended June 30, 2006.


                       Risk Free      Expected      Expected     Expected
                   Interest Rate   Life (years)   Volatility    Dividends
                   -------------   ------------   ----------    ---------
Fiscal 2006                4.67%          10.00       26.32%        3.07%


For the quarter ended June 30, 2006, the Company recognized pre-tax compensation expense related to stock options of approximately $11,000. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions established in SFAS 123R to stock-based compensation awards in the prior period.

                                                     Three months ended
                                                        June 30, 2005
                                                     ------------------
Net Income:
  As reported                                               $1,821
  Deduct: Total stock based compensation expense
   determined under fair value based method for
   all options, net of related tax benefit                     (88)
                                                            ------

  Pro forma                                                 $1,733
                                                            ======
Earnings per common share - basic:
  As reported                                               $ 0.33
  Pro forma                                                   0.32

Earnings per common share-fully diluted:
  As reported                                               $ 0.33
  Pro froma                                                   0.31

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

                                                     Three Months Ended
                                                           June 30,
                                                  ------------------------
                                                     2006          2005
                                                  ----------    ----------
Basic EPS computation:
  Numerator-net income                            $2,631,000    $1,821,000
  Denominator-weighted average common shares
   outstanding                                     5,637,604     5,451,976
Basic EPS                                         $    0 .47    $     0.33
                                                  ==========    ==========
Diluted EPS computation:
  Numerator-net income                            $2,631,000    $1,821,000
  Denominator-weighted average
   common shares outstanding                       5,637,604     5,451,976
   Effect of dilutive stock options                   88,591        67,723
                                                  ----------    ----------
   Weighted average common shares
    and common stock equivalents                   5,726,195     5,519,699
Diluted EPS                                       $     0.46    $     0.33
                                                  ==========    ==========

6.  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            Gross        Gross    Estimated
                           Amortized   Unrealized   Unrealized         Fair
                                Cost        Gains       Losses        Value
                           ---------   ----------   ----------    ---------
June 30, 2006
-------------
Trust Preferred             $ 5,000        $ 38        $   -       $ 5,038
Agency securities            14,150           -         (232)       13,918
Municipal bonds               3,855          36            -         3,891
                            -------        ----        -----       -------
     Total                  $23,005        $ 74        $(232)      $22,847
                            =======        ====        =====       =======

March 31, 2006
--------------
Trust Preferred             $ 5,000        $ 44        $   -       $ 5,044
Agency securities            15,246           -         (218)       15,028
Municipal bonds               3,893          57            -         3,950
                            -------        ----        -----       -------
     Total                  $24,139        $101        $(218)      $24,022
                            =======        ====        =====       =======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                               Amortized     Estimated
June 30, 2006                                       Cost    Fair Value
-------------                                  ---------    ----------
Due in one year or less                          $ 9,198       $ 9,045
Due after one year through five years              6,886         6,823
Due after five years through ten years               274           283
Due after ten years                                6,647         6,696
                                                 -------       -------
     Total                                       $23,005       $22,847
                                                 =======       =======

Investment securities with an amortized cost of $9.2 million and $10.2 million and a fair value of $9.0 million and $10.1 million at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $494,000 and $495,000 and a fair value of $500,000 and $504,000 at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and $5.0 million and a fair value of $5.0 million and $5.0 million at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2006 are as follows (in thousands):

                            Less Than          12 months
                            12 months          or longer           Total
                       -------------------------------------------------------
Description of          Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities            Value      Losses  Value      Losses  Value      Losses
                       -----  ----------  -----  ----------  -----  ----------
Agency securities      $5,213     $(79)  $8,705     $(153)  $13,918   $(232)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                            Less Than          12 months
                            12 months          or longer           Total
                       -------------------------------------------------------
Description of          Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities            Value      Losses  Value      Losses  Value      Losses
                       -----  ----------  -----  ----------  -----  ----------
Agency securities     $6,124     $(61)   $8,904     $(157)  $15,028   $(218)

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The Company realized no gains or losses on sales of investment securities available for sale for the three-month periods ended June 30, 2006 and 2005.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                            Gross        Gross    Estimated
                           Amortized   Unrealized   Unrealized         Fair
June 30, 2006                   Cost        Gains       Losses        Value
-------------              ---------   ----------   ----------    ---------
Real estate mortgage
 investment conduits         $1,243        $18         $  -         $1,261
FHLMC mortgage-backed
 securities                     128          1            -            129
FNMA mortgage-backed
 securities                     209          4            -            213
                             ------        ---         ----         ------
     Total                   $1,580        $23         $  -         $1,603
                             ======        ===         ====         ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits         $1,402        $18         $  -         $1,420
FHLMC mortgage-backed
 securities                     138          2            -            140
FNMA mortgage-backed
 securities                     265          5            -            270
                             ------        ---         ----         ------
     Total                   $1,805        $25         $  -         $1,830
                             ======        ===         ====         ======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                           Amortized     Estimated
June 30, 2006                                   Cost    Fair Value
-------------                              ---------    ----------
Due after one year or less                  $    -        $    -
Due after one year through five years            -             -
Due after five years through ten years          23            24
Due after ten years                          1,557         1,579
                                            ------        ------
     Total                                  $1,580        $1,603
                                            ======        ======

Mortgage-backed securities held to maturity with an amortized cost of $1.3 million and $1.4 million and a fair value of $1.3 million and $1.4 million at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $146,000 and $199,000 and a fair value of $149,000 and $203,000 at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                            Gross        Gross    Estimated
                           Amortized   Unrealized   Unrealized         Fair
June 30, 2006                   Cost        Gains       Losses        Value
-------------              ---------   ----------   ----------    ---------
Real estate mortgage
 investment conduits         $1,257        $20        $ (12)        $1,265
FHLMC mortgage-backed
 securities                   6,607          -         (353)         6,254
FNMA mortgage-backed
 securities                     147          1           (1)           147
                             ------        ---        -----         ------
     Total                   $8,011        $21        $(366)        $7,666
                             ======        ===        =====         ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits         $1,326        $19        $  (7)        $1,338
FHLMC mortgage-backed
 securities                   6,951          -         (316)         6,635
FNMA mortgage-backed
 securities                     159          2            -            161
                             ------        ---        -----         ------
     Total                   $8,436        $21        $(323)        $8,134
                             ======        ===        =====         ======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                            Amortized      Estimated
June 30, 2006                                    Cost      Fair Value
-------------                               ---------      ----------
Due after one year or less                  $     103      $      103
Due after one year through five years              81              82
Due after five years through ten years          6,618           6,264
Due after ten years                             1,209           1,217
                                            ---------      ----------
 Total                                      $   8,011      $    7,666
                                            =========      ==========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $7.9 million and $8.3 million and a fair value of $7.5 million and $8.0 million at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $11,000 and $17,000 and a fair value of $11,000 and $18,000 at June 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2006 are as follows (in thousands):

                              Less than         12 months
                             12 months          or longer        Total
                           -------------------------------------------------
Description of Securities           Unreal-          Unreal-           Unreal-
                              Fair    ized   Fair      ized   Fair      lized
                             Value  Losses   Value   Losses   Value    Losses
                             -----  ------   -----   ------   -----    ------
Real estate mortgage
  investment conduits       $  491  $  (11)  $    -  $   -   $  491   $  (11)
FHLMC mortgage-backed
  securities                    61      (1)   6,163   (353)   6,224     (354)
FNMA mortgage-backed
  securities                   129      (1)       -      -      129       (1)
 Total temporarily          ------  ------   ------  -----   ------   ------
  impaired securities       $  681  $  (13)  $6,163  $(353)  $6,844   $ (366)
                            ======  ======   ======  =====   ======   ======

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                              Less than          12 months
                              12 months          or longer        Total
                            -------------------------------------------------
Description of Securities           Unreal-          Unreal-           Unreal-
                              Fair    ized   Fair      ized   Fair      lized
                             Value  Losses   Value   Losses   Value    Losses
                             -----  ------   -----   ------   -----    ------
Real estate mortgage
  investment conduits       $  523   $  (6)  $    -  $   -   $  523   $   (6)
FHLMC mortgage-backed
  securities                    66      (1)   6,543   (315)   6,609     (316)
FNMA mortgage-backed
  securities                    17      (1)       -      -       17       (1)
 Total temporarily          ------   -----   ------  -----   ------   ------
  impaired securities       $  606   $  (8)  $6,543  $(315)  $7,149   $ (323)
                            ======   =====   ======  =====   ======   ======

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended June 30, 2006 and 2005.

8.   LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                         June 30,     March 31,
                                            2006          2006
                                         -------      --------
Residential:
  One-to-four family                    $ 32,668      $ 32,488
  Multi-family                             3,226         2,157
Construction:
  One-to-four family                      87,040        81,572
Commercial real estate                    50,387        47,079
Commercial                                66,474        59,834
Consumer:
  Secured                                 30,961        29,781
  Unsecured                                  926         1,415
Land                                      56,705        49,558
Commercial real estate                   342,174       330,705
                                        --------      --------
                                         670,561       634,589
Less:
  Deferred loan fees, net                  4,347         4,352
  Allowance for loan losses                7,626         7,221
                                        --------      --------
      Loans receivable, net             $658,588      $623,016
                                        ========      ========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income(loss). As of June 30, 2006 and March 31, 2006, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

9.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                       Three Months
                                          Ended
                                         June 30,
                                  -------------------
                                     2006        2005
                                  -------     -------
Beginning balance                 $ 7,221     $ 4,395
Provision for losses                  350         450
Charge-offs                            (3)       (258)
Recoveries                             58          51
Allowance transferred from APB
 acquisition                            -       1,888
                                  -------     -------
Total allowance for loan losses     7,626       6,526
Allowance for unfunded commitments    376         329
                                  -------     -------
Allowance for credit losses       $ 8,002     $ 6,855
                                  =======     =======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                       Three Months
                                          Ended
                                         June 30,
                                  -------------------
                                     2006        2005
                                  -------     -------
Beginning balance                 $   362     $   253
Net change in allowance for
 unfunded loan commitments
 and lines of credit                   14          76
                                  -------     -------
Ending balance                    $   376     $   329
                                  =======     =======

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to non-interest expense.

At June 30, 2006 and March 31, 2006, the Company's recorded investment in impaired loans was $1.2 million and $415,000 respectively. At June 30, 2006, an allowance for credit losses of $100,000 was determined in accordance with the Statement Financial Accounting Standards Board ("SFASB") No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired loans was $794,000 and $889,000 during the three months ended June 30, 2006 and the year ended March 31, 2006 respectively. Interest income recognized on impaired loans was $42,000 and $4,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2006 and March 31, 2006.

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

11.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                      Three Months
                                          Ended
                                         June 30,
                                  -------------------
                                     2006        2005
                                  -------     -------
Balance at beginning of
 period, net                      $   384     $   470
   Additions                           25          39
   Amortization                       (51)        (61)
   Change in valuation allowance       14          10
                                  -------     -------
Balance at end of period, net     $   372     $   458
                                  =======     =======

Valuation allowance at beginning
 of period                        $    60     $    84
   Change in valuation allowance      (14)        (10)
Valuation allowance at end of     -------     -------
 period                           $    46     $    74
                                  =======     =======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At June 30, 2006 and March 31, 2006, the fair value of MSRs totaled $1.2 million and $1.1 million, respectively. The June 30, 2006, fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 100 to 1290.

Remaining amortization expense for the net carrying amount of MSRs at June 30, 2006 is estimated as follows (in thousands):

                                   Year Ending
                                    March 31,
                               -----------------
                                 2007       $108
                                 2008        100
                                 2009         79
                                 2010         42
                                 2011         26
                              After 2011      17
                                            ----
                                 Total      $372
                                            ====

12.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $845,000 at June 30, 2005 and $895,000 at March 31, 2006. Amortization expense related to the core deposit intangible during the three months ended June 30, 2006 and 2005 totaled $50,000 and $49,000, respectively.

Remaining amortization expense for the net core deposit intangible at June 30, 2006 is estimated to be as follows (in thousands):

                                   Year Ending
                                    March 31,
                               -----------------
                                 2007       $134
                                 2008        155
                                 2009        131
                                 2010        111
                                 2011         95
                               After 2011    219
                                            ----
                                Total       $845
                                            ====

13.  BORROWINGS

Borrowings are summarized as follows (in thousands):



                                   At June 30, 2006    At March 31, 2006
                                   ----------------    -----------------
Federal Home Loan Bank advances         $73,300              $46,100
Weighted average interest rate:           5.20%                4.65%

Borrowings have the following maturities at June 30, 2006 (in thousands):

                                          2007      68,300
                                          2008       5,000
                                                   -------
                                          Total    $73,300
                                                   =======

14.  JUNIOR SUBORDINATED DEBENTURE

Riverview Bancorp Statutory Trust I, a wholly-owned subsidiary trust established by the Company, issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in December 2005 with a liquidation value of $1,000 per share. The securities are due in 30 years, redeemable at par after five years and pay distributions at a floating rate based on London Interbank Offered Rate ("LIBOR"). The securities represent undivided beneficial interests in the trust, which was established by the Company for the purpose of issuing the securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Riverview Bancorp Statutory Trust I used the proceeds from the sale of the $7.0 million of Trust Preferred Securities and the sale of $217,000 of the trust's common securities to the Company to purchase $7.2 million of Floating Rate Junior Subordinated Debentures ("Debentures") of the Company. The Company intends to use its net proceeds for working capital and investment in its subsidiary, the Bank. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trust. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part after year 5 on any coupon date, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $7.0 million, are reflected in the Company's Consolidated Balance Sheets in the liabilities section at June 30, 2006, under the caption "Junior subordinated debenture." Interest expense on the Debentures is recorded in the interest expense on borrowings in the Consolidated Statements of Income. The Company recorded $217,000 in other assets in the Consolidated Balance Sheets at June 30, 2006, for the common capital securities issued by the issuer trusts. Proceeds from the trust preferred securities totaling $5.0 million were invested in the Bank and the Company retained the remaining $2.0 million to be used for general corporate purposes.

  The following table is a summary of current Debentures at June 30, 2006:

                                Preferred
                       Issuance  security  Rate     Initial  Rate at  Maturing
Issuance trust             date    amount  Type(1)    Rate   6/30/06      Date
---------------            ----    ------  -------    ----   -------      ----
                                    (Dollars in thousands)
Riverview Bancorp, Inc.
Statutory Trust 1       12/2005   $ 7,000  Variable   5.88%   6.69%    12/2035


     (1) The variable rate preferred securities reprice quarterly.


The total amount of trust preferred securities outstanding at June 30, 2006 was $7.0 million. The interest rates on the trust preferred securities issued in December 2005 resets quarterly and is tied to the London Interbank Offered Rate ("LIBOR"). The Company has the right to redeem the debentures in December 2010.

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

15.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This statement is effective for the Company as of April 1, 2007. The Company is currently evaluating whether to elect to measure servicing assets and liabilities based on fair value or lower of cost or market ("LOCOM"). Additional information regarding mortgage servicing rights is disclosed in
Note 11 in the Notes to Consolidated Financial Statements.

16.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $376,000 at June 30, 2006.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of June 30, 2006 (in thousands):

                                       Contract or
                                          Notional
                                            Amount
                                       -----------
Commitments to originate loans:
   Adjustable-rate                      $  32,868
   Fixed-rate                               6,946
Standby letters of credit                   1,892
Undisbursed loan funds, and unused
 lines of credit                          189,872
                                        ---------
  Total                                 $ 231,578
                                        =========

At June 30, 2006 the Company had no firm commitments to sell residential loans to FHLMC.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2006, loans under warranty totaled $110.7 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At June 30, 2006 scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                            Within       1-3      3-5        Over      Total
                            1 year     Years    Years     5 Years    Balance
                           --------   -------  -------   ---------  ---------

Certificates of deposit    $131,736  $55,559   $ 6,061   $  4,396   $ 197,752
FHLB advances                68,300    5,000         -          -      73,300
Operating leases              1,622    3,195     2,155      4,861      11,833
                           --------  -------   -------   --------    --------
Total other contractual
 obligations               $201,658  $63,754   $ 8,216   $  9,257    $282,885
                           ========  =======   =======   ========    ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

17.  SUBSEQUENT EVENT

In July 2006, the Company declared a two-for-one stock split in the form of a 100% stock dividend. The shares will be distributed on August 24, 2006, to shareholders of record as of August 10, 2006. Shareholders will receive one additional shares of common stock for every share currently owned as of record date. Riverview has approximately 5,800,000 shares outstanding, and will have about 11,600,000 shares outstanding after the stock split. The Consolidated Financial Statements as of June 30, 2006 do not reflect this stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, pricing of products and services, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, technological factors affecting operations and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2006 10-K under the heading "Management's Discussion and Analysis of Financial Condition
and Results of Operation   Critical Accounting Policies."  That discussion
highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in our critical accounting policies and estimates as compared to that contained in our disclosure in the Company's 2006 10-K for the fiscal year ended March 31, 2006.

Executive Overview

Financial Highlights. Net income for the three months ended June 30, 2006 was $2.6 million, or $0.47 per basic share ($0.46 per diluted share), compared to net income of $1.8 million, or $0.33 per basic share ($0.33 per diluted share) for the three months ended June 30, 2005. Net interest income after provision for loan losses increased $2.0 million compared to the same quarter last year. Non-interest income increased in the categories of asset management fees, loan servicing income, gain on sale of credit card portfolio and bank-owned life insurance. These increases were partially offset by decreases in fees and service charges and lower gains on sale of loans held for sale. The Company's operating results also reflect a $673,000 increase in other non-interest expenses, which are primarily attributable to the APB acquisition.

The annualized return on average assets was 1.36% for the three months ended June 30, 2006, compared to 1.09% for the three months ended June 30, 2005. For the same periods, the annualized return on average common equity was 11.18% compared to 8.89%. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 60.18% for the first quarter of fiscal 2007 as compared to 64.77% for the three months ended June 30, 2005.

The Company is a progressive community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family, commercial construction, and non-mortgage loans providing financing for business commercial ("commercial") and consumer purposes. Commercial real estate loans (including commercial real estate construction loans) and commercial loans have grown from 30.0% and 7.98% of the loan portfolio, respectively, at March 31, 2002 to 58.5% and 9.9%, respectively, at June 30, 2006. A significant increase in loans came from the April 2005 APB acquisition. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share given that the administrative headquarters and nine of its 16 branches are located in Clark County, one of the fastest growing counties in
the State of Washington according to the U.S. Census Bureau.   The Company's
acquisition of APB positions it for growth in the vibrant Portland, Oregon market as well.

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

With its home office and six branches in Vancouver, Washington and branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, the Company continues to provide local, personal service to its customers in Southwest Washington. The acquisition of APB in April 2005 resulted in three offices in Oregon, two in the Portland
metropolitan area and one in Aumsville, Oregon.   The market area for lending
and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties throughout the Columbia River Gorge area of Washington, and Multnomah and Marion Counties in Oregon.

The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Bank. Riverview Services, Inc. acts as trustee for deeds of trust on mortgage loans granted by the Bank. Commercial and business banking services are offered by the Business and Professional Banking Division located at both the downtown Vancouver and Portland branch.

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

Comparison of Financial Condition at June 30, 2006 and March 31, 2006

At June 30, 2006, the Company had total assets of $793.3 million, compared with $763.8 million at March 31, 2006. The $29.5 million increase in total assets was primarily attributable to the organic growth in the loan portfolio.

Cash, including interest-earning accounts, totaled $26.7 million at June 30, 2006, compared to $31.3 million at March 31, 2006.

No loans were held for sale at June 30, 2006, compared to $65,000 at March 31, 2006. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $658.6 million at June 30, 2006, compared to $623.0 million at March 31, 2006, an increase of $35.6 million. Increases were primarily experienced in one-to-four family construction loans of $5.5 million, commercial real estate construction of $3.3 million, commercial of $6.6 million, land of $7.1 million and commercial real estate of $11.5 million. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available-for-sale totaled $22.8 million at June 30, 2006, compared to $24.0 million at March 31, 2006. The decrease is attributable to maturities and scheduled cash flows.

Mortgage-backed securities available-for-sale totaled $7.7 million at June 30, 2006, compared to $8.1 million at March 31, 2006. The decrease is attributable to maturities and scheduled cash flows.

Goodwill was $25.6 million at June 30, 2006 and March 31, 2006. As of June 30, 2006, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible decreased $50,000 to $845,000 at June 30, 2006 from $895,000 at March, 31 2006 due to amortization.

Bank owned life insurance increased to $13.2 million at June 30, 2006, from $13.1 million at March 31, 2006, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $607.4 million at June 30, 2006, compared to $607.0 million at March 31, 2006. As the interest rates have increased, the balances in the high yield checking accounts have increased with offsetting decreases in the balance of money market accounts and certificates of deposit. At June 30, 2006 the balance of high yield checking accounts had increased $15.0 million to $81.5 million from $66.5 million at March 31, 2006. Money market accounts totaled $134.0 million at June 30, 2006 compared to $137.5 million at March 31, 2006. Certificates of deposit balance at June 30, 2006 was $197.8 million a $9.3 million decrease from the March 31, 2006 balance of $207.1 million.

FHLB advances totaled $73.3 million at June 30, 2006 and $46.1 million at March 31, 2006. The $27.2 million increase is the short term borrowing that was used to fund the growth in loans.

Capital lease obligations decreased to $2.7 million at June 30, 2006 from $2.8 million at March 31, 2006. The decrease reflects the monthly amortization of the obligation.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $1.8 million to $93.5 million at June 30, 2006 from $91.7 million at March 31, 2006. The increase in equity of $2.6 million from earnings for the three months was partially offset by cash dividends declared to shareholders of $1.1 million. Exercise of stock options, earned ESOP shares and the tax effect of SFAS No. 115 adjustment to securities comprised the remaining $300,000 increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2006.

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

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):


                                                                 Categorized
                                                                 as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital        Corrective
                                                 Adequacy        Action
                                  Actual         Purposes        Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
June 30, 2006
Total Capital:
  (To Risk-Weighted Assets)   $76,313 10.64%   $57,399  8.0%    $71,748  10.0%
Tier I Capital:
  (To Risk-Weighted Assets)    68,687  9.57     28,699  4.0      43,049   6.0
Tier I Capital:
  (To Adjusted Tangible
   Assets)                     68,687  8.96     22,995  3.0      38,326   5.0
Tangible Capital:
  (To Tangible Assets)         68,687  8.96     11,498  1.5         N/A   N/A



                                                                 Categorized
                                                                 as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital        Corrective
                                                 Adequacy        Action
                                  Actual         Purposes        Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
March 31, 2006
Total Capital:
 (To Risk-Weighted Assets)   $78,469  11.48%   $54,688  8.0%    $68,361  10.0%
Tier I Capital:
 (To Risk-Weighted Assets)    71,248  10.42     27,344  4.0      41,016   6.0
Tier I Capital:
 (To Adjusted Tangible
 Assets)                      71,248   9.70     22,038  3.0      36,730   5.0
Tangible Capital:
 (To Tangible Assets)         71,248   9.70     11,019  1.5         N/A   N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at June 30, 2006 (in thousands):

Equity                               $  95,195
Net unrealized securities loss             332
Goodwill and other intangibles         (26,803)
Servicing asset                            (37)
                                     ---------
        Tangible capital                68,687
General valuation allowance              7,626
                                     ---------
        Total capital                $  76,313
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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2006, cash totaled $26.7 million, or 3.4%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2006, the Bank had $73.3 million in outstanding advances from the FHLB of Seattle under an available credit facility of $228.5 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at June 30, 2006. The Bank had no borrowings outstanding under either of these credit arrangements at June 30, 2006.

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

Asset Quality

The allowance for loan losses was $7.6 million at June 30, 2006 and $7.2 million at March 31, 2006. Management believes the allowance for loan losses at June 30, 2006 is adequate to cover probable credit losses existing in the loan portfolio at that date. No assurances, however, can be given that future additions to the allowance for loan losses will not be necessary. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one to four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions.

Non-performing assets were $1.2 million, or 0.15% of total assets at June 30, 2006, compared with $415,000 or 0.05% of total assets at March 31, 2006. The $1.2 million balance of non-accrual loans is composed of one residential real estate loan and one commercial real estate loan. The following table sets forth information regarding the Company's non-performing assets.

                                             June 30, 2006   March 31, 2006
                                             -------------   --------------
                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Commercial real estate                          $    5           $  415
   Commercial                                       1,168                -
   Consumer                                             -                -
                                                   ------           ------
    Total                                           1,173              415
                                                   ------           ------
   Accruing loans which are contractually
    past due 90 days or more                            -                -
                                                   ------           ------
   Total of nonaccrual and
    90 days past due loans                          1,173              415
                                                   ------           ------

   Real estate owned (net)                              -                -
                                                   ------           ------
     Total non-performing assets                   $1,173           $  415
                                                   ======           ======

   Total loans delinquent 90 days
     or more to net loans                           0.18%            0.07%

   Total loans delinquent 90 days or
     more to total assets                           0.15%            0.05%

   Total non-performing assets to total assets      0.15%            0.05%

Comparison of Operating Results for the Three Months Ended June 30, 2006 and
2005

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

Net interest income for the three months ended June 30, 2006 was $9.0 million, representing a $1.9 million, or 27.0% increase, from $7.1 million during the same prior year period. The balance sheet interest rate profile continues to benefit our net interest margin. The structure of the balance sheet as asset sensitive supports our net interest margin. The net interest margin for the quarter's ended at June 30, 2006 was 5.23% compared to 5.24% during the quarter ended March 31, 2006 and 4.70% during the quarter ended June 30, 2005. The Bank's sizeable floating rate and shorter-term oriented loan portfolio combined with the strong core non-maturity deposit base, has minimized the negative impact of the flatness of the yield curve. Average interest earning assets increased 13.7% as a result of organic growth when comparing the current quarter to the same period in the prior year. The increase in interest-earning assets was accompanied by a 13.7% increase in average balances of interest-bearing liabilities to $574.7 million for the three months ended June 30, 2006 from $505.6 million for the comparable period in 2005. Average interest-earning assets to average interest-bearing liabilities totaled 120.46% for the three-month period ended June 30, 2006 compared to 120.45% in the same prior year period.

Interest Income. Interest income increased $4.0 million, or 38.9%, to $14.2 million for the three months ended June 30, 2006 compared to $10.2 million, for the three months ended June 30, 2005. The close of the APB acquisition in April 2005 resulted in an increase of $121.0 million in interest-earning assets (see Note 3 of the Notes to Consolidated Financial Statements). The yield on interest-earning assets was 8.24% for the three months ended June 30, 2006 compared to 6.76% for the same three months ended June 30, 2005. During the past year, the Federal Reserve Board, has increased federal funds interest rates eight times, resulting in improved yields on both loans and investments.

Riverview did not receive a dividend on FHLB of Seattle stock during the quarters ended June 30, 2006 and June 30, 2005. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improve.

Interest Expense. Interest expense increased $2.1 million to $5.2 million for the three months ended June 30, 2006, or 65.8% compared to $3.1 million for the three months ended June 30, 2005. Average interest-bearing liabilities increased $69.1 million to $574.7 million for the three months ended June 30, 2006 compared to $505.6 million for the same prior year period. This increase includes the effect of $72.3 million in interest bearing deposits acquired from APB. The significant increase in interest expense reflects the higher rates of interest paid on deposits and FHLB borrowings attributable to Federal Reserve Board federal funds rate increases during the last year. The weighted average interest rate on total deposits increased to 3.39% for the three months ended June 30, 2006 from 2.21% for the same period in the prior year. The weighted average cost of FHLB borrowings increased to 5.15% for the three months June 30, 2006 from 4.61% for same period in the prior year.

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

                                     Three Months Ended June 30,
                          ---------------------------------------------------
                                     2006                       2005
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average       and Yield/   Average       and Yield/
                          Balance Dividends   Cost   Balance Dividends   Cost
                          ------- --------- ------   ------- --------- ------
                                         (Dollars in thousands)

Interest-earning assets:
 Real estate loans        $552,521  $11,796  8.56%   $434,753  $8,009  7.39%
 Non-real estate loans      94,412    1,973  8.38      98,269   1,588  6.48
                          --------  -------  ----    --------  ------  ----
  Total net loans (1)      646,933   13,769  8.54     533,022   9,597  7.22

 Mortgage-backed
  securities (2)             9,931      114  4.60      13,630     145  4.27
 Investment
  securities (2)(3)         23,821      285  4.80      23,884     290  4.87
 Daily interest-bearing
  assets                     4,031       49  4.88      31,379     225  2.88
 Other earning assets (4)    7,567        3  0.16       7,058       -     -
                          --------   ------  ----    --------  ------  ----
  Total interest-earning
   assets                  692,283   14,220  8.24     608,973  10,257  6.76

Non-interest-earning assets:
 Office properties and
  equipment, net            19,168                      8,691
 Other non-interest-earning
  assets                    62,098                     54,500
                          --------                   --------
     Total assets         $773,549                   $672,164
                          ========                   ========
Interest-bearing
 liabilities:
 Regular savings accounts $ 36,333       50  0.55    $ 37,713      51  0.54
 NOW accounts              127,148      884  2.79     124,369     402  1.30
 Money market accounts     133,948    1,257  3.76     101,139     547  2.17
 Certificates of deposit   202,231    2,031  4.03     185,308   1,471  3.18
                          --------   ------  ----    --------   -----  ----
  Total deposits           499,660    4,222  3.39     448,529   2,471  2.21

Other interest-bearing
 liabilities                75,054      963  5.15      57,052     656  4.61
                          --------   ------  ----    --------   -----  ----
 Total interest-bearing
  liabilities              574,714    5,185  3.62     505,581   3,127  2.48

Non-interest-bearing
 liabilities:
 Non-interest-bearing
  deposits                  94,542                     77,587
Other liabilities            9,869                      6,867
                          --------                   --------
 Total liabilities         679,125                    590,035
Shareholders' equity        94,424                     82,129
                          --------                   --------
    Total liabilities
     and shareholders'
     equity               $773,549                   $672,164
                          ========                   ========
Net interest income                  $9,035                    $7,130
                                     ======                    ======
Interest rate spread                         4.62%                     4.28%
                                           ======                    ======
Net interest margin                          5.23%                     4.70%
                                           ======                    ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities              120.46%                   120.45%
                                           ======                    ======
Tax equivalent adjustment (3)        $   22                     $  32
                                     ======                     =====


(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The statutory tax rate was 35% and 34% for the three months ended June 30, 2006 and 2005, respectively.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                             Three Months Ended June 30,
                                           -------------------------------
                                                    2006 vs. 2005
                                           -------------------------------
                                           Increase(Decrease)
                                               Due to              Total
                                           -----------------     Increase
                                            Volume     Rate     (Decrease)
                                           --------   ------     --------
                                                    (In thousands)
 Interest Income:
 Real estate loans                         $  2,388   $ 1,399    $  3,787
 Non-real estate loans                          (64)      449         385
 Mortgage-backed securities                     (41)       10         (31)
 Investment securities (1)                       (1)       (4)         (5)
 Daily interest-bearing                        (272)       96        (176)
 Other earning assets                             -         3           3
                                            -------   -------    --------
   Total interest income                      2,010     1,953       3,963
                                            -------   -------    --------
 Interest Expense:
 Regular savings accounts                        (2)        1          (1)
 NOW accounts                                     9       473         482
 Money market accounts                          218       492         710
 Certificates of deposit                        142       418         560
 Other interest-bearing liabilities             224        83         307
                                            -------   -------    --------
   Total interest expense                       591     1,467       2,058
                                            -------   -------    --------
   Net interest income (1)                  $ 1,419   $   486    $  1,905
                                            =======   =======    ========
(1) Taxable equivalent

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2006 was $350,000, compared to $450,000 for the same period in the prior year. Net recoveries for the current period were $55,000, compared to net charge-offs of $207,000 for the same period last year. The ratio of allowance for credit losses and unfunded loan commitments to total net loans was 1.20% at June 30, 2006, compared to 1.21% at June 30, 2005. Annualized net recoveries to average net loans for the three-month period ended June 30, 2006 was 0.03% compared to annualized net charge-offs of 0.16% for the same period in the prior year. During the quarter ended June 30, 2006, management evaluated known and inherent risks in the loan portfolio and based on the analysis, no changes were made in the estimation, assumptions and allocation of the allowance for loan losses. Management considered the allowance for loan losses at June 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income. Non-interest income decreased $100,000 to $2.1 million for the quarter ended June 30, 2006 compared to $2.2 million for the quarter ended June 30, 2005. Increase in the total asset management fees and the gain from the credit card portfolio partially offset the lower total fees and service charges and gains from sale of loans. The decrease of $155,000 in fees and service charges reflects the fact that during the third quarter of fiscal year 2006 the credit card portfolio acquired from APB was sold. Sale of this credit card portfolio reduced the non-interest income received from credit card fees during the current quarter by approximately $140,000 when compared to the same period in the prior year. Asset management fees from fiduciary services increased by $72,000 to $436,000 for the quarter ended June 30, 2006, compared to $364,000 for the quarter ended June 30, 2005. RAM Corp. had $250.8 million in total assets under management at June 30, 2006, compared to $202.0 million at June 30, 2005. As previously mentioned, the APB credit card portfolio was sold in the third quarter of fiscal year 2006 and during the first quarter of fiscal year 2007, Riverview Community Bank's credit card portfolio with a balance of approximately $475,000 was sold for a gain of $67,000.

In the current quarter, gains on the sale of loans reflects a reduction in the mortgage refinance activity which resulted in gains on the sale of loans decreasing $54,000 for the quarter ended June 30, 2006 to $72,000 compared to $126,000 for the quarter ended June 30, 2005.

Non-Interest Expense. Non-interest expense increased $673,000, or 11.0%, to $6.8 million for the three-month period ended June 30, 2006, compared to $6.1 million for the three months ended June 30, 2005. The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended June 30, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $3.8 million, a 12.8% increase over $3.4 million for the three months ended June 30, 2005. The majority of the increase is a result of the opening of the 192nd branch in third quarter of fiscal year 2006, the expansion of our lending team and the rising costs of employee benefits. This expansion has also contributed to the increases in occupancy and depreciation, telecommunication and other expense.

The amortization expense of core deposit intangible ("CDI") was $50,000 for the three months ended June 30, 2006 compared to $49,000 for the prior year period. The acquisition of APB and its $79.8 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI is amortized over a ten-year life using an accelerated amortization method.

Professional fees totaled $178,000 for three months ending June 30, 2006 a $185,000 decrease compared to the $363,000 total for the three months ending June 30, 2005. The primary cause for the higher professional fees for the first quarter of the prior year were the costs related to the implementation of the Sarbanes-Oxley regulations.

Other non-interest expense for the three months ended June 30, 2006 was $704,000, a 4.6% increase over the $673,000 for the three months ended June 30, 2005. Expansion of the service network and implementation of new systems has also contributed to the increases in occupancy and depreciation, data processing, telecommunication and other expense.

Provision for Income Taxes. Provision for income taxes was $1.4 million for the three months ended June 30, 2006, compared to $918,000 for the three months ended June 30, 2005. The effective tax rate for three months ended June 30, 2006 was 34.4% compared to 33.5% for the three months ended June
30, 2005. The effective tax rate increased from the prior year's quarter primarily as a result of phase in to higher statutory tax rate of 35% and state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring APB. The Company's overall effective tax rate at June 30, 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

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

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) -15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. As of April 22, 2006, the Company transitioned its financial core processing systems to new platforms. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. The new systems were subjected to extensive testing prior to and after April 22, 2006. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new system. We have not fully tested application controls covering this new system, but we plan to do so during the current year in connection with management's assessment of internal controls over financial reporting. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended June 30, 2006, except as referenced above the Company did not make any changes in, its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 1A. Risk Factors

        There have been no material changes to the risk factors previously disclosed in the Company's 2006 Form 10-K.

The following table summarizes the Company's share repurchases for the quarter ended June 30, 2006.

                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                           Total                    Part of        May Yet Be
                           Number of   Average      Publicly       Purchased
                           Shares      Price Paid   Announced      Under the
Period                     Purchased   per Share    Program        Program (1)

April 1 - April 30, 2006          -      $     -            -              -
May 1 - May 30, 2006              -            -            -              -
June 1 - June 30,2006             -            -            -              -
                           --------      -------     --------       --------
Total                             -      $     -            -        290,248
                           ========      =======     ========       ========

      (1) On July 21, 2005 the Company announced a stock repurchase program for up to 290,248 shares of its outstanding common stock, representing approximately 5% of outstanding shares.

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

               10.11 Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
               10.12 Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
               11 Statement recomputation of per share earnings (See Note 5 of Notes to Consolidated Financial Statements contained herein.)
               31.1 Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
               31.2 Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
               32 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


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

              RIVERVIEW BANCORP, INC.


By: /S/ Patrick Sheaffer          By:  /S/ Ron Dobyns
    --------------------               --------------
    Patrick Sheaffer                   Ron Dobyns
    Chairman of the Board              Senior Vice President
    Chief Executive Officer            Chief Financial and Accounting Officer)
   (Principal Executive Officer)


Date:     August 7, 2006          Date:     August 7, 2006

                               Exhibit Index

Exhibit   31.1    Certifications of the Chief Executive Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act
Exhibit   31.2    Certifications of the Chief Financial Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act
Exhibit   32      Certifications of the Chief Executive Officer and Chief
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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




Date:  August 7, 2006
                                   /S/ Patrick Sheaffer
                                   --------------------
                                   Patrick Sheaffer
                                   Chairman and Chief Executive Officer

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) - 15(f) and 15(d) - 15(f)) for the registrant and have:

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




     Date:  August 7, 2006         /S/ Ron Dobyns
                                   --------------
                                   Ron Dobyns
                                   Chief Financial Officer

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


    Dated:  August 7, 2006                 Dated:  August 7, 2006