Form 10-Q
period 2006-09-30
RIVERVIEW BANCORP INC
filed 2006-11-07
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 11,575,472 shares outstanding as of October 31, 2006.

                                  Form 10-Q

                    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                     INDEX

Part I.  Financial Information                                          Page
         ---------------------                                         ------

Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         as of September 30, 2006 and March 31, 2006                      1

         Consolidated Statements of Income
         Three Months and Six Months Ended September 30, 2006 and 2005    2

         Consolidated Statements of Shareholders' Equity
         Six Months Ended September 30, 2006 and Year Ended March 31,
         2006                                                             3

         Consolidated Statements of Comprehensive Income
         Six Months Ended September 30, 2006 and 2005                     4

         Consolidated Statements of Cash Flows
         Six Months Ended September 30, 2006 and 2005                     5

         Notes to Consolidated Financial Statements                      6-16

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  16-30

Item 3:  Quantitative and Qualitative Disclosures About Market Risk       30

Item 4:  Controls and Procedures                                        30-31

Part II. Other Information                                              32-33
         -----------------

Item 1:  Legal Proceedings

Item 1A: Risk Factors

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:  Defaults Upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

SIGNATURES                                                                34
Certifications
                Exhibit 31.1
                ------------
                Exhibit 31.2
                ------------
                Exhibit 32
                ----------

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

(In thousands, except share and per                 SEPTEMBER 30,   MARCH 31,
 share data) (Unaudited)                                    2006        2006
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts of
 $15,198 and $7,786)                                   $ 43,453     $ 31,346
Loans held for sale                                         197           65
Investment securities available for sale, at fair
 value (amortized cost of $23,017 and $24,139)           22,963       24,022
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $1,495 and $1,830)         1,477        1,805
Mortgage-backed securities available for sale, at
 fair value (amortized cost of $7,608 and $8,436)         7,404        8,134
Loans receivable (net of allowance for loan losses
 of $8,263 and $7,221)                                  690,650      623,016
Prepaid expenses and other assets                         2,021        2,210
Accrued interest receivable                               4,117        3,058
Federal Home Loan Bank stock, at cost                     7,350        7,350
Premises and equipment, net                              21,011       19,127
Deferred income taxes, net                                3,716        3,771
Mortgage servicing intangible, net                          368          384
Goodwill                                                 25,572       25,572
Core deposit intangible, net                                799          895
Bank owned life insurance                                13,349       13,092
                                                       --------     --------

TOTAL ASSETS                                           $844,447     $763,847
                                                       ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits accounts                                    $640,404     $606,964
  Accrued expenses and other liabilities                  7,921        8,768
  Advanced payments by borrowers for
   taxes and insurance                                      377          358
  Federal Home Loan Bank advances                        90,000       46,100
  Junior subordinated debenture                           7,217        7,217
  Capital lease obligations                               2,737        2,753
                                                       --------     --------
Total liabilities                                       748,656      672,160

COMMITMENTS AND CONTINGENCIES (See Note 15)                   -            -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                    -            -
Common stock, $.01 par value; 50,000,000
 authorized, issued and outstanding:
   September 30, 2006 - 11,575,480 issued,
    11,575,472 outstanding                                  116           57
   March 31, 2006 - 11,545,380 issued,
    11,545,372 outstanding
Additional paid-in capital                               57,794       57,316
Retained earnings                                        39,134       35,776
Unearned shares issued to employee stock
 ownership trust                                         (1,083)      (1,186)
Accumulated other comprehensive loss                       (170)        (276)
                                                       --------     --------
     Total shareholders' equity                          95,791       91,687
                                                       --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $844,447     $763,847
                                                       ========     ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended    Six Months Ended
(In thousands, except share           September 30,         September 30,
and per share data) (Unaudited)     2006       2005       2006        2005
------------------------------------------------------------------------------

INTEREST INCOME:
 Interest and fees on loans
  receivable                   $   14,834  $   11,010  $   28,603  $   20,607
 Interest on investment
  securities - taxable                221         195         442         381
 Interest on investment
  securities - non-taxable             42          43          84          86
 Interest on mortgage-backed
  securities                          109         138         223         283
 Other interest and dividends          96         250         148         504
                               ----------  ----------  ----------  ----------
    Total interest income          15,302      11,636      29,500      21,861
                               ----------  ----------  ----------  ----------

INTEREST EXPENSE:
 Interest on deposits               4,908       3,059       9,130       5,530
 Interest on borrowings             1,267         482       2,230       1,138
                               ----------  ----------  ----------  ----------
    Total interest expense          6,175       3,541      11,360       6,668
                               ----------  ----------  ----------  ----------
 Net interest income                9,127       8,095      18,140      15,193
  Less provision for loan losses      600         450         950         900
                               ----------  ----------  ----------  ----------
 Net interest income after
  provision for loan losses         8,527       7,645      17,190      14,293
                               ----------  ----------  ----------  ----------

NON-INTEREST INCOME:
 Fees and service charges           1,449       1,598       2,780       3,084
 Asset management fees                455         342         891         706
 Gain on sale of loans held
  for sale                            111          77         183         203
 Gain on sale of real estate owned      -           -           -          21
 Loan servicing income (expense)       36          (8)         81          19
 Gain on sale of credit card
  portfolio                            66         304         133         304
 Bank owned life insurance            129         122         257         242
 Other                                 45          47          81          90
                               ----------  ----------  ----------  ----------
    Total non-interest income       2,291       2,482       4,406       4,669
                               ----------  ----------  ----------  ----------

NON-INTEREST EXPENSE:
 Salaries and employee benefits     3,532       3,441       7,367       6,840
 Occupancy and depreciation         1,135         883       2,209       1,686
 Data processing                      222         373         557         738
 Amortization of core deposit
  intangible                           46          55          96         104
 Advertising and marketing expense    356         306         658         537
 Federal Deposit Insurance
  Corporation insurance premium        13          17          37          32
 State and local taxes                133         148         288         283
 Telecommunications                   101          99         213         162
 Professional fees                    198         388         376         752
 Other                                536         551       1,240       1,223
                               ----------  ----------  ----------  ----------
    Total non-interest expense      6,272       6,261      13,041      12,357
                               ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES          4,546       3,866       8,555       6,605
PROVISION FOR INCOME TAXES          1,573       1,304       2,951       2,222
                               ----------  ----------  ----------  ----------
NET INCOME                     $    2,973  $    2,562  $    5,604  $    4,383
                               ==========  ==========  ==========  ==========

Earnings per common share:
 Basic                         $     0.26  $     0.23  $     0.50  $     0.39
 Diluted                             0.26        0.22        0.49        0.39
Weighted average number of
 shares outstanding:
 Basic                         11,302,927  11,309,322  11,289,143  11,107,745
 Diluted                       11,473,750  11,443,810  11,463,125  11,242,686
 Cash Dividends Per Share      $     0.10  $    0.085  $    0.195  $    0.170

                  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2006
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006
                                                                   Unearned
                                                                     Shares     Accum-
                                                                  Issued to     ulated
                                                                   Employee      Other
                                 Common        Addi-                  Stock     Compre-
                                 Stock        tional                 Owner-     hensive
(In thousands, except       ---------------- Paid-in   Retained        ship      Income
 share data)                Shares    Amount Capital   Earnings       Trust      (Loss)       Total
---------------------------------------------------------------------------------------------------------
Balance April 1, 2005      10,031,498  $ 50   $41,112  $29,874     $(1,392)       $(122)      $69,522
 Cash dividends ($0.17
  per share)                        -     -         -   (3,836)          -            -        (3,836)
 Exercise of stock options     37,144     -       314        -           -            -           314
 Stock repurchased and
  retired                    (100,000)    -    (1,227)       -           -            -        (1,227)
 Stock issued in connection
  with acquisition          1,576,730     7    16,706        -           -            -        16,713
Earned ESOP shares                  -     -       352        -         206            -           558
Tax benefit, stock option           -     -        59        -           -            -            59
                           ----------  ----   -------   -------    -------        -----       -------
                           11,545,372    57    57,316   26,038      (1,186)        (122)       82,103

Comprehensive income:
 Net income                         -     -         -    9,738           -            -         9,738
 Other comprehensive income:
  Unrealized holding loss
   on securities of $154
   (net of $79 tax effect)          -     -         -         -          -         (154)         (154)
                                                                                              -------

Total comprehensive income          -     -         -         -          -            -         9,584
                           ----------  ----   -------   -------    -------        -----       -------
Balance March 31, 2006     11,545,372  $ 57   $57,316   $35,776    $(1,186)       $(276)      $91,687
                           ==========  ====   =======   =======    =======        =====       =======

 Stock split                        -    58         -       (58)         -            -             -
 Cash dividends ($0.195
  per share)                        -     -         -    (2,188)         -            -        (2,188)
 Exercise of stock options     30,100     1       260         -          -            -           261
Earned ESOP shares                  -     -       218         -        103            -           321
                           ----------  ----   -------   -------    -------        -----       -------
                           11,575,472   116    57,794    33,530     (1,083)        (276)       90,081

Comprehensive income:
 Net income                         -     -         -     5,604          -            -         5,604
 Other comprehensive income:
  Unrealized holding gain on
   securities of $106 (net
   of $55 tax effect)               -     -         -         -          -          106           106
                                                                                              -------

Total comprehensive income          -     -         -         -          -            -         5,710
                           ----------  ----   -------   -------    -------        -----       -------
Balance September 30, 2006 11,575,472  $116   $57,794   $39,134    $(1,083)       $(170)      $95,791
                           ==========  ====   =======   =======    =======        =====       =======

See notes to consolidated financial statements.



RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       Three Months            Six Months
(In thousands) (Unaudited)          Ended September 30,    Ended September 30,
------------------------------------------------------------------------------
                                     2006       2005        2006        2005
                                    ------     ------      ------      ------
Net income                          $2,973     $2,562       5,604      $4,383
 Other comprehensive income:
  Change in fair value of
   securities available for sale,
   net of tax                          162        (53)        106          21
                                    ------     ------      ------      ------
Total comprehensive income          $3,135     $2,509      $5,710      $4,404
                                    ======     ======      ======      ======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS Ended SEPTEMBER 30, 2006 and 2005

(In thousands) (Unaudited)                              2006        2005
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   5,604   $   4,383
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                          1,121         855
  Mortgage servicing rights valuation adjustment           (13)        (11)
  Provision for loan losses                                950         900
  Provision for deferred income taxes                        -         142
  Noncash expense related to ESOP                          321         263
  Increase in deferred loan origination fees, net
   of amortization                                          52         335
  Origination of loans held for sale                    (8,077)     (9,160)
  Proceeds from sales of loans held for sale             7,961       9,704
  Net gain on loans held for sale, sale of real
   estate owned, mortgage-backed securities, investment
   securities and premises and equipment                  (176)       (206)
  Income from bank owned life insurance                   (257)       (242)
  Changes in assets and liabilities:
    Prepaid expenses and other assets                       24        (412)
    Accrued interest receivable                         (1,059)       (121)
    Accrued expenses and other liabilities                (953)      1,647
                                                     ---------   ---------
      Net cash provided by operating activities          5,498       8,077
                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                   (283,589)   (314,354)
  Principal repayments/refinance on loans              215,072     282,789
  Proceeds from call, maturity, or sale of investment
   securities available for sale                         1,110       5,250
  Principal repayments on investment securities
   available for sale                                       37          37
  Purchase of investment securities available for sale       -      (4,996)
  Principal repayments on mortgage-backed securities
   available for sale                                      828       1,709
  Principal repayments on mortgage-backed securities
   held to maturity                                        327         141
  Purchase of premises and equipment                    (2,755)     (1,954)
  Acquisition, net of cash received                          -     (14,663)
  Proceeds from sale of real estate owned and premises
   and equipment                                             2         273
                                                     ---------   ---------
      Net cash used in investing activities            (68,968)    (45,768)
                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts                      33,440      63,047
  Dividends paid                                        (2,026)     (1,709)
  Proceeds from borrowings                             186,300           -
  Repayment of borrowings                             (142,400)    (29,000)
  Principal payments under capital lease obligation        (16)          -
  Net increase in advance payments by borrowers             19          12
  Proceeds from exercise of stock options                  260         108
                                                     ---------   ---------
      Net cash provided by financing activities         75,577      32,458
                                                     ---------   ---------

NET INCREASE (DECREASE) IN CASH                         12,107      (5,233)
CASH, BEGINNING OF PERIOD                               31,346      61,719
                                                     ---------   ---------
CASH, END OF PERIOD                                  $  43,453   $  56,486
                                                     =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                         $  10,733   $   6,548
    Income taxes                                         3,491       1,704

SUPPLEMENTAL DISCLOSURE OF BANK ACQUISITION
  Issuance of common stock                                   -     (16,713)
  Investments acquired                                       -       1,417
  Fair value of loans receivable acquired                    -     119,536
  Other assets acquired                                      -       3,372
  Deposits assumed                                           -     (79,755)
  Borrowings and other liabilities assumed                   -     (30,334)
  Goodwill                                                   -      17,140

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared and accrued in other
   liabilities                                       $   1,118   $     958
  Fair value adjustment to securities available
   for sale                                                161          32
  Increased construction in process in accounts
   payable                                                   -         937
  Income tax effect related to fair value adjustment       (55)        (11)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2006 ("2006 Form 10-K"). The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On August 24, 2006 the Riverview Bancorp. Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board of Directors ("Board") declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. and its wholly-owned subsidiary (the "Company")[Not sure I understand distinction between Company and Bancorp) include all the accounts of the parent company, Riverview Bancorp, Inc. ("Bancorp") and the consolidated accounts of its wholly-owned subsidiary, Riverview Community Bank (the "Bank"), the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

3.   STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 714,150 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of the grant with a maximum term of ten years from date of grant and options vest zero to five years. At September 30, 2006, there were options for 36,962 shares available for the grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 458,554 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant and options vest over zero to five years. At September 30, 2006, there were options for 144,554 shares available for grant under the 2003 Plan.

On March 15, 2006, 314,000 stock options from the 2003 Plan were granted to officers and directors. Each option was granted at the fair market value of the Company's stock on the date of grant with a maximum term of 10 years from date of grant and were fully vested at grant date.

All stock options have an exercise price that is equal to the fair market value of Company's stock on the date the options were granted. Options granted under the 2003 Plan generally vest over a zero to five year vesting period. Stock options granted have a 10-year maximum term. Options previously issued under the 1998 Plan are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

                          Six Months Ended                Year Ended
                         September 30, 2006             March 31, 2006
                    ----------------------------------------------------------
                    Number of  Weighted Average   Number of   Weighted Average
                       Shares   Exercise Price       Shares    Exercise Price
                    ---------  ----------------   ---------   ----------------
Balance, beginning
 of period           755,846        $ 9.68          454,990        $ 7.18
  Grants                   -             -          354,000         12.70
  Options Exercised  (30,100)         7.90          (53,144)         8.48
  Forfeited          (14,000)        10.05                -             -
                     -------                        -------
Balance, end of
 period              711,746        $ 9.74          755,846        $ 9.68

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

                                     Six Months Ended         Year Ended
                                     September 30, 2006       March 31, 2006
                                  --------------------------------------------
Intrinsic value of options
 exercised in the period                       $158,350              $159,070
Stock options fully vested and
 expected to vest:
  Number                           707,666                748,166
  Weighted average exercise price                 $9.74                 $9.67
  Aggregate intrinsic value                  $2,654,666            $2,774,511
  Weighted average contractual
   term of options                           6.51 years            7.25 years
Stock options vested and currently
 exercisable
  Number                           675,546                690,886
  Weighted average exercise price                 $9.73                 $9.64
  Aggregate intrinsic value                  $2,542,501            $2,584,305
  Weighted average contractual
   term of options                           6.15 years            6.52 years

Effective April 1, 2006 the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"), using the modified prospective method. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards was amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's stock. Expected dividends are based on dividend trends and the market value of the Company's stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S Treasury yield curve in effect at the time of the grant. There were no options granted during the six months ended September 30, 2006.

                     Risk Free    Expected     Expected    Expected
                 Interest Rate  Life (years)  Volatility   Dividends
                 -------------  ------------  ----------   ---------
Fiscal 2006            4.67%       10.00         26.32%       3.07%

For the quarter ended September 30, 2006, the Company recognized pre-tax compensation expense related to stock options of approximately $11,000. For the six months ended September 30, 2006, the Company recognized pre-tax compensation expense related to stock options of approximately $21,000. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions established in SFAS 123R to stock-based compensation awards in the prior period.

                                        Three months ended   Six months ended
                                        September 30, 2005  September 30, 2005
                                        ------------------  ------------------
Net Income:
  As reported                                   $2,562            $4,383
  Deduct: Total stock based compensation
   expense determined under fair value
   based method for all options, net of
   related tax benefit                             (17)             (105)
                                                ------            ------
  Pro forma                                     $2,545            $4,278
                                                ======            ======
Earnings per common share - basic:
  As reported                                   $ 0.23            $ 0.39
  Pro forma                                       0.23              0.39

Earnings per common share-fully diluted:
  As reported                                   $ 0.22            $ 0.39
  Pro forma                                       0.22              0.38

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

                               Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                            --------------------------------------------------
                                2006         2005         2006        2005
                            -----------  -----------  -----------  -----------
Basic EPS computation:
 Numerator-net income       $ 2,973,000  $ 2,562,000  $ 5,604,000  $ 4,383,000
 Denominator-weighted
  average common shares
  outstanding                11,302,927   11,309,322   11,289,143   11,107,745

Basic EPS                   $      0.26  $      0.23  $      0.50  $      0.39
                            ===========  ===========  ===========  ===========
Diluted EPS computation:
 Numerator-net income       $ 2,973,000  $ 2,562,000  $ 5,604,000  $ 4,383,000
 Denominator-weighted
  average common shares
  outstanding                11,302,927   11,309,322   11,289,143   11,107,745
  Effect of dilutive stock
   options                      170,823      134,488      173,982      134,941
                            -----------  -----------  -----------  -----------
  Weighted average common
   shares and common stock
   equivalents               11,473,750   11,443,810   11,463,125   11,242,686
Diluted EPS                 $      0.26  $      0.22  $      0.49  $      0.39
                            ===========  ===========  ===========  ===========

5.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                               Gross         Gross   Estimated
                             Amortized    Unrealized    Unrealized        Fair
                                  Cost         Gains        Losses       Value
                             ---------    ----------    ----------   ---------
September 30, 2006
------------------
Trust Preferred               $ 5,000         $ 38         $   -      $ 5,038
Agency securities              14,163            -          (137)      14,026
Municipal bonds                 3,854           45             -        3,899
                              -------         ----         -----      -------
   Total                      $23,017         $ 83         $(137)     $22,963
                              =======         ====         =====      =======

March 31, 2006
--------------
Trust Preferred               $ 5,000         $ 44         $   -      $ 5,044
Agency securities              15,246            -          (218)      15,028
Municipal bonds                 3,893           57             -        3,950
                              -------         ----         -----      -------
   Total                      $24,139         $101         $(218)     $24,022
                              =======         ====         =====      =======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                                     Amortized    Estimated
September 30, 2006                                        Cost   Fair Value
                                                     ---------   ----------
Due in one year or less                               $14,207      $14,073
Due after one year through five years                   1,888        1,908
Due after five years through ten years                    274          284
Due after ten years                                     6,648        6,698
                                                      -------      -------
   Total                                              $23,017      $22,963
                                                      =======      =======

Investment securities with an amortized cost of $9.1 million and $10.2 million and a fair value of $9.0 million and $10.1 million at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $492,000 and $495,000 and a fair value of $499,000 and $504,000 at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and $5.0 million and a fair value of $5.0 million and $5.0 million at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2006 are as follows (in thousands):

                         Less than          12 months
                         12 months          or longer          Total
                      -------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities           Value    Losses    Value    Losses    Value    Losses
                      -----    ------    -----    ------    -----    ------
Agency securities     $  -      $  -    $14,026    $(137)  $14,026    $(137)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                         Less than          12 months
                         12 months          or longer          Total
                      -------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities           Value    Losses    Value    Losses    Value    Losses
                      -----    ------    -----    ------    -----    ------
Agency securities    $6,124     $(61)   $8,904     $(157)  $15,028    $(218)

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company realized no gains or losses on sales of investment securities available for sale for the six-month periods ended September 30, 2006 and 2005.

6.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                               Gross         Gross   Estimated
                             Amortized    Unrealized    Unrealized        Fair
                                  Cost         Gains        Losses       Value
                             ---------    ----------    ----------   ---------
September 30, 2006
------------------
Real estate mortgage
 investment conduits           $1,149         $12          $   -       $1,161
FHLMC mortgage-backed
 securities                       124           1              -          125
FNMA mortgage-backed
 securities                       204           5              -          209
                               ------         ---          -----       ------
    Total                      $1,477         $18          $   -       $1,495
                               ======         ===          =====       ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits           $1,402         $18          $   -       $1,420
FHLMC mortgage-backed
 securities                       138           2              -          140
FNMA mortgage-backed
 securities                       265           5              -          270
                               ------         ---          -----       ------
    Total                      $1,805         $25          $   -       $1,830
                               ======         ===          =====       ======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                Amortized   Estimated
September 30, 2006                                   Cost   Fair Value
------------------                              ---------   ----------
Due after one year or less                        $    -       $    -
Due after one year through five years                  -            -
Due after five years through ten years                23           23
Due after ten years                                1,454        1,472
                                                  ------       ------
    Total                                         $1,477       $1,495
                                                  ======       ======

Mortgage-backed securities held to maturity with an amortized cost of $1.2 million and $1.4 million and a fair value of $1.2 million and $1.4 million at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $145,000 and $199,000 and a fair value of $148,000 and $203,000 at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                               Gross         Gross   Estimated
                             Amortized    Unrealized    Unrealized        Fair
September 30, 2006                Cost         Gains        Losses       Value
------------------           ---------    ----------    ----------   ---------
Real estate mortgage
 investment conduits          $1,188         $18          $  (5)       $1,201
FHLMC mortgage-backed
 securities                    6,288           -           (218)        6,070
FNMA mortgage-backed
 securities                      132           2             (1)          133
                              ------         ---          -----        ------
    Total                     $7,608         $20          $(224)       $7,404
                              ======         ===          =====        ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits          $1,326         $19          $  (6)       $1,339
FHLMC mortgage-backed
 securities                    6,951           -           (316)        6,635
FNMA mortgage-backed
 securities                      159           2             (1)          160
                              ------         ---          -----        ------
    Total                     $8,436         $21          $(323)       $8,134
                              ======         ===          =====        ======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                                Amortized   Estimated
September 30, 2006                                   Cost   Fair Value
------------------                              ---------   ----------
Due after one year or less                        $   97      $   97
Due after one year through five years                 77          78
Due after five years through ten years             6,758       6,535
Due after ten years                                  676         694
                                                  ------      ------
    Total                                         $7,608      $7,404
                                                  ======      ======

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $7.5 million and $8.3 million and a fair value of $7.3 million and $8.0 million at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $6,000 and $17,000 and a fair value of $6,000 and $18,000 at September 30, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2006 are as follows (in thousands):

                         Less than          12 months
                         12 months          or longer          Total
                      -------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities           Value    Losses    Value    Losses    Value    Losses
                      -----    ------    -----    ------    -----    ------

Real estate mortgage
 investment conduits  $  -      $ -     $  461    $  (5)    $  461   $  (5)
FHLMC mortgage-backed
 securities             91       (1)     5,979     (217)     6,070    (218)
FNMA mortgage-backed
 securities             23       (1)         -        -         23      (1)
                      ----      ---     ------    -----     ------   -----
  Total temporarily
   impaired
   securities         $114      $(2)    $6,440    $(222)    $6,554   $(224)
                      ====      ===     ======    =====     ======   =====

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                         Less than          12 months
                         12 months          or longer          Total
                      -------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
 Securities           Value    Losses    Value    Losses    Value    Losses
                      -----    ------    -----    ------    -----    ------

Real estate mortgage
 investment conduits  $523      $(6)    $    -    $   -    $  523    $ (6)
FHLMC mortgage-backed
 securities             66       (1)     6,543     (315)    6,609    (316)
FNMA mortgage-backed
 securities             17       (1)         -        -        17      (1)
                      ----      ---     ------    -----    ------   -----
  Total temporarily
   impaired
   securities         $606      $(8)    $6,543    $(315)   $7,149   $(323)
                      ====      ===     ======    =====    ======   =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the six months ended September 30, 2006 and 2005.

7.   LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                                 September 30,   March 31,

                                                         2006        2006
                                                 ------------    --------

Residential:
  One-to-four family                                $ 34,552    $ 32,488
  Multi-family                                         3,219       2,157
Construction:
  One-to-four family                                  91,051      81,572
  Commercial real estate                              51,510      47,079
Commercial                                            66,008      59,834
Consumer:
  Secured                                             31,484      29,781
  Unsecured                                            1,141       1,415
Land                                                  62,989      49,558
Commercial real estate                               361,244     330,705
                                                    --------    --------
                                                     703,198     634,589
Less:
  Deferred loan fees, net                              4,285       4,352
  Allowance for loan losses                            8,263       7,221
                                                    --------    --------
    Loans receivable, net                           $690,650    $623,016
                                                    ========    ========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income
(loss). As of September 30, 2006 and March 31, 2006, the Bank had no loans to one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    ---------------------------------------
                                      2006       2005     2006       2005
                                     ------     ------   ------     ------
Beginning balance                    $7,626     $6,526   $7,221     $4,395
Provision for losses                    600        450      950        900
Charge-offs                               -       (253)      (3)      (511)
Recoveries                               37         29       95         80
Allowance transferred from APB
 acquisition                              -          -        -      1,888
                                     ------     ------   ------     ------
Total allowance for loan losses       8,263      6,752    8,263      6,752
Allowance for unfunded commitments      385        408      385        408
                                     ------     ------   ------     ------
Allowance for credit losses          $8,648     $7,160   $8,648     $7,160
                                     ======     ======   ======     ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    ---------------------------------------
                                      2006       2005     2006       2005
                                     ------     ------   ------     ------
Beginning balance                     $376       $329     $362       $253

Net change in allowance for
 unfunded loan commitments and
 lines of credit                         9         79       23        155
                                      ----       ----     ----       ----

Ending balance                        $385       $408     $385       $408
                                      ====       ====     ====       ====

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to non-interest expense.

At September 30, 2006 and March 31, 2006, the Company's recorded investment in impaired loans was $1.7 million and $415,000 respectively. At September 30, 2006, an allowance for credit losses of $239,000 was determined in accordance with the SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired loans was $1.1 million, $1.1 million and $889,000 during the six months ended September 30, 2006, September 30, 2005 and the year ended March 31, 2006 respectively. Interest income recognized on impaired loans was $44,000, $40,000 and $100,000 for the six months ended September 30, 2006, September 30, 2005, and the year ended March 31, 2006, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2006 and March 31, 2006.

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

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    ---------------------------------------
                                      2006       2005     2006       2005
                                     ------     ------   ------     ------
Balance at beginning of period, net   $372       $458     384       $ 470
  Additions                             43         26      68          65
  Amortization                         (46)       (71)    (97)       (132)
  Change in valuation allowance         (1)         1      13          11
                                      ----       ----    ----       -----
Balance at end of period, net         $368       $414    $368       $ 414
                                      ====       ====    ====       =====
Valuation allowance at beginning
 of period                            $ 46       $ 74      60       $  84
  Change in valuation allowance          1         (1)    (13)        (11)
                                      ----       ----    ----       -----
Valuation allowance at end of period  $ 47       $ 73    $ 47       $  73
                                      ====       ====    ====       =====

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At September 30, 2006 and March 31, 2006, the fair value of MSRs totaled $1.1 million. The September 30, 2006, fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 129 to 428.

Remaining amortization expense for the net carrying amount of MSRs at September 30, 2006 is estimated as follows (in thousands):

                                Year Ending
                                  March 31,
                            -------------------
                              2007       $ 78
                              2008        107
                              2009         84
                              2010         45
                              2011         29
                           After 2011      25
                                         ----
                              Total      $368
                                         ====

11.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $799,000 at September 30, 2006 and $895,000 at March 31, 2006. Amortization expense related to the core deposit intangible during the six months ended September 30, 2006 and 2005 totaled $96,000 and $104,000, respectively.

Remaining amortization expense for the net core deposit intangible at September 30, 2006 was estimated to be as follows (in thousands):

                                Year Ending
                                  March 31,
                            -------------------
                              2007       $ 88
                              2008        155
                              2009        131
                              2010        111
                              2011         95
                           After 2011     219
                                         ----
                             Total       $799
                                         ====

12.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                    At September 30, 2006   At March 31, 2006
                                    ---------------------   -----------------
Federal Home Loan Bank advances             $90,000              $46,100

Weighted average interest rate:               5.34%                4.65%

Borrowings have the following maturities at September 30, 2006 (in thousands):

                                2007     85,000
                                2008      5,000
                                        -------
                                Total   $90,000
                                        =======

13.  JUNIOR SUBORDINATED DEBENTURE

Riverview Bancorp Statutory Trust I (the "Trust"), a wholly-owned subsidiary trust established by the Company, issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in December 2005 with a liquidation value of $1,000 per share. The Trust Preferred Securities are due in 30 years, redeemable at par after five years and pay distributions at a floating rate based on London Interbank Offered Rate ("LIBOR"). The Trust Preferred Securities represent undivided beneficial interests in the Trust, which was established for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The Trust Preferred Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Trust used the proceeds from the sale of the $7.0 million of Trust Preferred Securities and the sale of $217,000 of the trust's common securities to the Company to purchase $7.2 million of Floating Rate Junior Subordinated Debentures ("Debentures") of the Company. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trust. The Trust Preferred Securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided by the Debenturess. The Company has the right to redeem the Debentures in whole or in part after year 5 on any coupon date, at a redemption price specified by the Debentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the Trust totaling $7.0 million, are reflected in the Company's Consolidated Balance Sheets in the liabilities section at September 30, 2006, under the caption "Junior subordinated debenture." Interest expense on the Debentures is recorded in the interest expense on borrowings in the Consolidated Statements of Income. The Company recorded $217,000 in other assets in the Consolidated Balance Sheets at September 30, 2006, for the common capital securities issued by the Trust. Proceeds from the Trust Preferred Securities totaling $5.0 million were invested in the Bank and the Company retained the remaining $2.0 million for general corporate purposes.

The following table is a summary of the terms of the Trust Preferred Securities at September 30, 2006:

                                 Amount
                      Issuance    Out-      Rate    Initial  Rate at  Maturing
                        Date    standing  Type (1)    Rate   9/30/06    Date
                      --------  --------  --------  -------  -------  --------
Issuance trust                        (Dollars in thousands)
--------------

Riverview Bancorp,
 Inc. Statutory
 Trust 1              12/2005    $7,000   Variable    5.88%    6.75%   12/2035

(1) The Trust Preferred Securities reprice quarterly.

The Trust Preferred Securities qualify as Tier 1 capital of the Bancorp to the extent permitted by Federal Reserve Board regulations.

14.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on April 1, 2008 and is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for the Company for all financial statements issued by the Company after November 15, 2006 and is not expected to have a material effect on the Company's consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

15.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $385,000 at September 30, 2006.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of September 30, 2006 (in thousands):

                                                    Contract or
                                                     Notional
                                                      Amount
                                                    ----------
Commitments to originate loans:
  Adjustable-rate                                    $ 42,309
  Fixed-rate                                            4,924
Standby letters of credit                               1,989
Undisbursed loan funds, and unused lines of credit    189,977
                                                     --------
  Total                                              $239,199
                                                     ========

At September 30, 2006 the Company had firm commitments to sell $197,000 of residential loans to FHLMC. These agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2006, loans under warranty totaled $111.7 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At September 30, 2006 scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):

                                         Over    Over
                               Within     1-3     3-5     Over     Total
                               1 Year    Years   Years   5 Years   Balance
                               ------    -----   -----   -------   -------
Certificates of deposit       $144,972  $51,391  $6,133   $3,917   $206,413
FHLB advances                   85,000    5,000       -        -     90,000
Operating leases                 1,632    3,173   1,932    4,696     11,433
                              --------  -------  ------   ------   --------
Total other contractual
 obligations                  $231,604  $59,564  $8,065   $8,613   $307,846
                              ========  =======  ======   ======   ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, pricing of products and services, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, technological factors affecting operations and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation and specifically disclaims any obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, the Company.

As used throughout this report, the terms "we", "our", "us", or the "Company" refer to Riverview Bancorp, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2006 Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition
and Results of Operation   Critical Accounting Policies."  That discussion
highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in our critical accounting policies and estimates as compared to that contained in our disclosure in the Company's 2006 Form 10-K.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin [not clear what is being shown in the table] on a fully tax equivalent basis to net interest margin are contained in the tables under "Interest Expense." [amend as appropriate and add explanation re efficiency ratio]

Executive Overview

Financial Highlights. Net income for the three months ended September 30, 2006 was $3.0 million, or $0.26 per basic share ($0.26 per diluted share), compared to net income of $2.6 million, or $0.23 per basic share ($0.22 per diluted share) for the three months ended September 30, 2005. Net interest income after provision for loan losses increased $882,000 compared to the same quarter last year. Non-interest income increased in the categories of asset management fees, gain on sale of loans held for sale, loan servicing income and bank-owned life insurance. These increases were partially offset by decreases in fees and service charges and a smaller gain on sale of credit card portfolio. The Company's operating results also reflect the fact that non-interest expenses were relatively unchanged at $6.3 million for the periods ended September 30, 2006 and 2005.

The annualized return on average assets was 1.45% for the three months ended September 30, 2006, compared to 1.40% for the three months ended September 30, 2005. For the same periods, the annualized return on average common equity was 12.22% compared to 11.36% respectively. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 54.31% for the second quarter of fiscal 2007 as compared to 58.28% for the same period last year.

The Company is a progressive community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family construction loans for these types of properties, and non-mortgage loans providing financing for business or "commercial" and consumer purposes. Commercial real estate loans (including commercial real estate construction loans) and commercial loans have grown from 30.0% and 7.98% of the loan portfolio, respectively, at March 31, 2002 to 58.7% and

9.4% of the loan portfolio, respectively, at September 30, 2006. A significant increase in loans came from the April 2005 acquisition of American Pacific Bank ("APB") . The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of our commercial and commercial real estate loans carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rat one- to four- family residential mortgages. Our strategic plan also stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. Our strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share given that our administrative headquarters and ten of our 17 branches are located in Clark County, one of the fastest growing counties in the State of
Washington according to the U.S. Census Bureau.   The Company's acquisition of
APB positions it for growth in the vibrant Portland, Oregon market as well.

In order to support our strategy of growth without compromising local, personal service to customers and its commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in our infrastructure. The Company's non-interest expense reflect this investment and will remain relatively high as a percentage of our average assets for the foreseeable future due to the emphasis on growth and local, personal service. Controlling our non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to provide its customers more financial options. With our emphasis on the growth of non-interest income and control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of online banking services. Our customers are able to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. Our online service has also enhanced the delivery of cash management services to commercial customers.

With our home office and six branches located in Vancouver, Washington and branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, Washington, the Company continues to provide local, personal service to its customers located in Southwest Washington. The acquisition of APB resulted in three offices in Oregon, two in the Portland
metropolitan area and one in Aumsville, Oregon.   The market area for lending
and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat Counties throughout the Columbia River Gorge area of Washington, and Multnomah and Marion Counties in Oregon.

The Company operates a trust and financial services company, RAMCorp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Bank. Riverview Services, Inc. acts as trustee for deeds of trust on mortgage loans granted by the Bank. Business banking services are offered by the Business and Professional Banking Division located at both the downtown Vancouver and Portland branches.

Vancouver, located in Clark County, is north of Portland, Oregon. Several large employers including Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech are located in Southwestern Washington. Major employers in Portland include Intel Corp., Providence Health System, Fred Meyer, Legacy Health System and Kaiser Permanente. In addition to the expanding industry base, the Columbia River Gorge is a popular tourist destination, generating revenue for all the communities within the area. As a result, the area's economy has become less dependent on the timber industry.

Comparison of Financial Condition at September 30, 2006 and March 31, 2006

At September 30, 2006, the Company had total assets of $844.4 million, compared with $763.8 million at March 31, 2006. The $80.6 million increase in total assets was primarily attributable to the organic growth in the loan portfolio and increase in cash.

Cash, including interest-earning accounts, totaled $43.4 million at September 30, 2006, compared to $31.3 million at March 31, 2006.

Loans held for sale at September 30, 2006 totaled $197,000, compared to $65,000 at March 31, 2006. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $690.7 million at September 30, 2006, compared to $623.0 million at March 31, 2006, an increase of $67.6 million. Increases were experienced in residential loans of $3.1 million, one-to-four family construction loans of $9.5 million, commercial real estate construction loans of $4.4 million, commercial of $6.2 million, land of $13.4 million and commercial real estate of $30.5 million. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available-for-sale totaled $23.0 million at September 30, 2006, compared to $24.0 million at March 31, 2006. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available-for-sale totaled $7.4 million at September 30, 2006, compared to $8.1 million at March 31, 2006. The decrease is attributable to maturities and scheduled cash flows.

Goodwill was $25.6 million at September 30, 2006 and March 31, 2006. As of September 30, 2006, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible decreased $96,000 to $799,000 at September 30, 2006 from $895,000 at March 31, 2006 due to amortization.

Bank owned life insurance increased to $13.4 million at September 30, 2006, from $13.7 million at March 31, 2006, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $640.4 million at September 30, 2006, compared to $607.0 million at March 31, 2006. As market interest rates have increased, the balances in the interest checking accounts and money market deposit accounts have increased. At September 30, 2006 the balance of interest checking accounts had increased $24.2 million to $153.6 million from $129.4 million at March 31, 2006. Money market deposit accounts totaled $145.6 million at September 30, 2006 compared to $137.4 million at March 31, 2006. Certificates of deposit balance at September 30, 2006 and March 31, 2006 were $206.4 million and $207.1 million, respectively.

FHLB advances totaled $90.0 million at September 30, 2006 and $46.1 million at March 31, 2006. This $43.9 million increase along with our deposit growth was used to fund the increases in our loan portfolio and cash accounts.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $4.1 million to $95.8 million at September 30, 2006 from $91.7 million at March 31, 2006. The increase in equity of $5.6 million from earnings for the six months was partially offset by cash dividends declared to shareholders of $2.2 million. Exercise of stock options, earned ESOP shares and the net of tax effect of SFAS No. 115 adjustment to securities comprised the remaining $700,000 increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of September 30, 2006.

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

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                 Categorized
                                                                  as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital         Corrective
                                                 Adequacy          Action
                                  Actual         Purposes         Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
September 30, 2006
Total Capital:
 (To Risk-Weighted Assets)   $79,975  10.76%   $59,483  8.0%   $74,354  10.0%
Tier I Capital:
 (To Risk-Weighted Assets)    71,951   9.68     29,741  4.0     44,612   6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                     71,951   8.85     24,383  3.0     40,639   5.0
Tangible Capital:
 (To Tangible Assets)         71,951   8.85     12,192  1.5       N/A    N/A

                                                                 Categorized
                                                                  as "Well
                                                                 Capitalized"
                                                    For          Under Prompt
                                                  Capital         Corrective
                                                 Adequacy          Action
                                  Actual         Purposes         Provision
                              -----------------------------------------------
                              Amount  Ratio    Amount  Ratio    Amount  Ratio
                              ------  -----    ------  -----    ------  -----
March 31, 2006
Total Capital:
 (To Risk-Weighted Assets)   $78,469  11.48%  $54,688   8.0%    $68,361 10.0%
Tier I Capital:
 (To Risk-Weighted Assets)    71,248  10.42    27,344   4.0      41,016  6.0
Tier I Capital:
 (To Adjusted Tangible
  Assets)                     71,248   9.70    22,038   3.0      36,730  5.0
Tangible Capital:
 (To Tangible Assets)         71,248   9.70    11,019   1.5        N/A   N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and risk-based capital at September 30, 2006 (in thousands):

Equity                            $ 98,573
Net unrealized securities loss         170
Goodwill and other intangibles     (26,755)
Servicing asset                        (37)
                                  --------
  Tangible capital                  71,951
General valuation allowance          8,024
                                  --------
  Total capital                   $ 79,975
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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations ,deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2006, cash totaled $43.5 million, or 5.1%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2006, the Bank had $90.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $237.9 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at September 30, 2006. The Bank had no borrowings outstanding under either of these credit arrangements at September 30, 2006.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

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

Asset Quality

The allowance for loan losses was $8.3 million at September 30, 2006 and $7.2 million at March 31, 2006. Management believes the allowance for loan losses at September 30, 2006 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one to four-family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, no assurances, however, can be given that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $1.7 million, or 0.20% of total assets at September 30, 2006, compared with $415,000 or 0.05% of total assets at March 31, 2006. The $1.7 million balance of nonaccrual loans is composed of one commercial loan and two commercial real estate loans. The following table sets forth information regarding the Company's non-performing assets.

                                          September 30, 2006  March 31, 2006
                                          ------------------  --------------
                                               (Dollars in thousands)
Loans accounted for on a nonaccrual
 basis:
  Commercial real estate                         $1,659          $415
  Commercial                                         45             -
  Consumer                                            -             -
                                                 ------          ----
    Total                                         1,704           415
                                                 ------          ----
Accruing loans which are contractually
 past due 90 days or more                             -             -
                                                 ------          ----
Total of nonaccrual and
 90 days past due loans                           1,704           415
                                                 ------          ----

Real estate owned (net)                               -             -
                                                 ------          ----

  Total non-performing assets                    $1,704          $415
                                                 ======          ====
Total loans delinquent 90 days
 or more to net loans                              0.24%         0.07%

Total loans delinquent 90 days or
 more to total assets                              0.20%         0.05%

Total non-performing assets to total assets        0.20%         0.05%

As of September 30, 2006 and March 31, 2006, other loans of concern totaled $4.2 million and $3.7 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

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

Net interest income for the three months ended September 30, 2006 was $9.1 million, representing a $1.0 million, or 12.8% increase, from $8.1 million during the same prior year period. This improvement reflected a 11.8% increase in the average balance of interest earning assets as a result of increased loan originations primarily in commercial loans, partially offset by a 13.4% increase in the average balance of interest-bearing liabilities to $610.4 million for the three months ended September 30, 2006 from $538.5 million for the comparable period in 2005 primarily as a result of the increase in FHLB borrowings and to a lesser extent, deposit growth. Average interest-earning assets to average interest-bearing liabilities totaled 119.63% for the three-month period ended September 30, 2006 compared to 121.34% in the same prior year period. The net interest margin for the quarter ended September 30, 2006 was 4.97% compared to 4.93% at September 30, 2005, respectively. The Bank's sizeable adjustable rate loan portfolio and emphasis on consumer, commercial loans and construction loans with relatively short-terms to maturity has contributed to minimizing the negative impact of the currently slightly inverted yield curve.

Interest Income. Interest income increased $3.7 million, or 31.5%, to $15.3 million for the three months ended September 30, 2006 compared to $11.6 million, for the three months ended September 30, 2005. The yield on interest-earning assets was 8.32% for the three months ended September 30, 2006 compared to 7.08% for the same three months ended September 30, 2005. The Federal Reserve Board has increased federal funds interest rates eight times, resulting in improved yields on both loans and investments upon repricing to the higher current interest rates.

The Bank did not receive a dividend on FHLB of Seattle stock during the quarters ended September 30, 2006 and September 30, 2005. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improve.

Interest Expense. Interest expense increased $2.7 million to $6.2 million for the three months ended September 30, 2006, or 74.4% compared to $3.5 million for the three months ended September 30, 2005. Average interest-bearing liabilities increased $72.0 million to $610.5 million for the three months ended September 30, 2006 compared to $538.5 million for the same prior year period. The significant increase in interest expense primarily resulted from the higher rates of interest paid on deposits and FHLB borrowings attributable to Federal Reserve Board short-term interest rate increases during the last year. The weighted average interest rate on total deposits increased to 3.76% for the three months ended September 30, 2006 from 2.46% for the same period in the prior year. The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 5.46% for the three months ended September 30, 2006 from 4.16% for same period in the prior year.

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

                                    Three Months Ended September 30,
                          ---------------------------------------------------
                                     2006                       2005
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average       and Yield/   Average       and Yield/
                          Balance Dividends   Cost   Balance Dividends   Cost
                          ------- --------- ------   ------- --------- ------
                                         (Dollars in thousands)
Interest-earning assets:
 Real estate loans       $583,779  $12,709    8.64%  $479,397  $ 9,294   7.69%
 Non-real estate loans     99,599    2,125    8.46    100,700    1,716   6.76
                         --------  -------  ------   --------  ------- ------
  Total net loans (1)     683,378   14,834    8.61    580,097   11,010   7.53

 Mortgage-backed
  securities (2)            9,352      109    4.62     12,668      138   4.32
 Investment
  securities (2)(3)        23,009      284    4.90     24,250      260   4.25
 Daily interest-bearing
  assets                    7,002       92    5.21     29,034      248   3.39
 Other earning assets (4)   7,567        4    0.21      7,350        -      -
                         --------  -------  ------   --------  ------- ------
  Total interest-earning
   assets                 730,308   15,323    8.32    653,399   11,656   7.08

Non-interest-earning
assets:
 Office properties and
  equipment, net           19,486                      10,029
 Other non-interest-
  earning assets           61,498                      62,076
                         --------                    --------
  Total assets           $811,292                    $725,504
                         ========                    ========

Interest-bearing
liabilities:
 Regular savings
  accounts               $ 34,242       47    0.55   $ 38,507       53   0.55
 Interest checking
  accounts                148,320    1,221    3.27    131,771      505   1.52
 Money market deposit
  accounts                141,966    1,524    4.26    125,407      824   2.61
 Certificates of deposit  193,854    2,116    4.33    196,782    1,677   3.38
                         --------  -------  ------   --------  ------- ------
  Total deposits          518,382    4,908    3.76    492,467    3,059   2.46

Other interest-bearing
 liabilities               92,065    1,267    5.46     46,003      482   4.16
                         --------  -------  ------   --------  ------- ------
  Total interest-bearing
   liabilities            610,447    6,175    4.01    538,470    3,541   2.61

Non-interest-bearing
liabilities:
 Non-interest-bearing
  deposits                 96,736                      88,650
Other liabilities           7,548                       8,926
                         --------                    --------
  Total liabilities       714,731                     636,046
 Shareholders' equity      96,561                      89,458
                         --------                    --------
  Total liabilities and
   shareholders' equity  $811,292                    $725,504
                         ========                    ========

Net interest income                $ 9,148                     $ 8,115
                                   =======                     =======

Interest rate spread                          4.31%                      4.47%
                                            ======                     ======

Net interest margin                           4.97%                      4.93%
                                            ======                     ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                                119.63%                    121.34%
                                            ======                     ======
Tax equivalent
 adjustment (3)                    $    21                     $    22
                                   =======                     =======
(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable equivalent basis under a tax rate of 34%.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                         Three Months Ended September 30,
                                                  2006 vs. 2005
                                         --------------------------------
                                         Increase (Decrease)
                                               Due to            Total
                                         --------------------   Increase
                                           Volume     Rate     (Decrease)
                                         ----------  -------   ----------
                                                  (In thousands)
Interest Income:
Real estate loans                          $2,181    $1,234      $3,415
Non-real estate loans                         (19)      428         409
Mortgage-backed securities                    (38)        9         (29)
Investment securities (1)                     (14)       38          24
Daily interest-bearing                       (247)       91        (156)
Other earning assets                            -         4           4
                                           ------    ------      ------
  Total interest income                     1,863     1,804       3,667
                                           ------    ------      ------

Interest Expense:
Regular savings accounts                       (6)        -          (6)
Interest checking accounts                     70       646         716
Money market deposit accounts                 121       579         700
Certificates of deposit                       (25)      464         439
Other interest-bearing liabilities            598       187         785
                                           ------    ------      ------
  Total interest expense                      758     1,876       2,634
                                           ------    ------      ------

  Net interest income (1)                  $1,105    $  (72)     $1,033
                                           ======    ======      ======

(1) Net interest income as reported                  $9,127
                 Taxable equivalent effect               21
                 Net interest income on a            ------
                  fully tax equivalent basis         $9,148
                                                     ======

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2006 was $600,000, compared to $450,000 for the same period in the prior year. Net recoveries for the current period were $37,000, compared to net charge-offs of $224,000 for the same period last year. The ratio of allowance for credit losses and unfunded loan commitments to total net loans was 1.24% at September 30, 2006, compared to 1.22% at September 30, 2005. Annualized net recoveries to average net loans for the three-month period ended September 30, 2006 was 0.02% compared to annualized net charge-offs of 0.15% for the same period in the prior year. During the quarter ended September 30, 2006, management evaluated known and inherent risks in the loan portfolio and based on the analysis and changes were made in the estimation, assumptions and allocation of the allowance for loan losses to reflect the changing housing market. The estimated loan loss rate was increased by 0.125% to 1.125% for speculative construction loans [for properties not under contract], land and lots for development loans and raw land loans to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at September 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality".

Non-Interest Income. Non-interest income decreased $200,000 to $2.3 million for the quarter ended September 30, 2006 compared to $2.5 million for the quarter ended September 30, 2005. Increases in asset management fees, loan servicing income, gains on sale of loans held for sale and bank owned life insurance partially offset the lower fees and service charges and gains on sale of credit card portfolio. The decrease of $149,000 in fees and service charges reflects the sale during the second quarter of fiscal year 2006 of the credit card portfolio acquired from APB and reduced mortgage broker fee income. During the first quarter of fiscal year 2007, the Bank sold another credit card portfolio with a balance of approximately $475,000 for a gain of $66,000. These sales from our credit card portfolio contributed to the decline in credit card fees during the current quarter of approximately $95,000 when compared to the same period in the prior year. Asset management fees from fiduciary services increased by $113,000 to $455,000 for the quarter ended September 30, 2006, compared to $342,000 for the quarter ended September 30, 2005. RAM Corp. had $276.3 million in total assets under management at September 30, 2006, compared to $212.3 million at September 30, 2005.

In the current quarter, gains on the sale of loans increased $34,000 to $111,000 as mortgage refinance activity increased our ability to originate loans for sale compared to $77,000 for the quarter ended September 30, 2005.

Non-Interest Expense. Non-interest expense remained relatively unchanged at $6.3 million unchanged for both three-month periods ended September 30, 2006 and 2005. The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended September 30, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $3.5 million, compared to $3.4 million for the three months ended September 30, 2005.

Occupancy and depreciation expense totaled $1.1 million for the three months ended September 30, 2006, compared to $883,000 for the three months ended September 30, 2005. The increase in occupancy and depreciation expense reflects the opening in Clark county of the Tech Center branch in the fourth quarter last year and expenses related to the Riverview Service Center, the Bank's operations center, which opened in the third quarter of fiscal year 2006.

Data processing expense decreased by $151,000 to $222,000 for the three months ended September 30, 2006 compared to the $373,000 for the three months ended September 30, 2005. The $151,000 decrease reflects savings from the April 2006 change in service bureaus that perform the Bank's core computer system processing.

The amortization expense of core deposit intangible ("CDI") was $46,000 for the three months ended September 30, 2006 compared to $55,000 for the prior year period. The acquisition of APB and its $79.8 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI is amortized over a ten-year life using an accelerated amortization method.

Professional fees totaled $198,000 for the three months ended September 30, 2006; a $190,000 decrease compared to the $388,000 total for the three months ended September 30, 2005. Professional fees were higher for the second quarter of the prior year due to costs related to the implementation of the Sarbanes-Oxley regulations.

Other non-interest expense decreased $15,000 for the three months ended September 30, 2006 to $536,000, compared to $551,000 for the three months ended September 30, 2005.

Provision for Income Taxes. Provision for income taxes was $1.6 million for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005. The effective tax rate for three months ended September 30, 2006 was 34.6% compared to 33.7% for the three months ended September 30, 2005. The effective tax rate increased from the prior year's quarter primarily as a result of phase in to higher statutory tax rate of 35% due to higher income [is this phase in due to higher income?] and state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring APB. The Company's overall effective tax rate at September 30, 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Six Months Ended September 30, 2006 and 2005

Financial Highlights. Net income for the six months ended September 30, 2006 was $5.6 million, or $0.50 per basic share ($0.49 per diluted share), compared to net income of $4.4 million, or $0.39 per basic share ($0.39 per diluted share) for the six months ended September 30, 2005. The Company's improved operating results reflect growth in average interest earning-assets and interest-bearing liabilities, combined with a $133,000 gain on the sale of credit card portfolios.

The annualized return on average assets was 1.41% for the six months ended September 30, 2006, compared to 1.25% for the six months ended September 30, 2005. For the same periods, the annualized return on average common equity was 11.70% compared to 10.19%. The Company's efficiency ratio (non-interest expense divided by net interest income plus non-interest income was 57.84% for the six months ended September 30, 2006 as compared to 62.21% compared to the same period in the prior year.

Net Interest Income. Net interest income for the six months ended September 30, 2006 was $18.1 million, representing a $3.1 million, or a 19.4% increase, compared to $15.2 million for the same prior year period. This improvement reflected a 12.7% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial loans, partially offset by a decrease in the average balance of residential mortgage loans, and mortgage-backed securities, investment securities and daily interest earning accounts) to $711.4 million. The increase in interest-earning assets was offset by a 13.5% increase in average balance of interest-bearing liabilities (an increase in all deposit categories except savings accounts) to $592.7 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased slightly to 120.03% in the six-month period ended September 30, 2006 from 120.91% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $29.5 million and $21.9 million, for the six months ended September 30, 2006 and 2005, respectively. The increased interest income of $7.6 million reflects the 12.7% increase in the average balance of interest earning assets for the current six month period compared to the same period in the prior year, which was attributable to increased loan originations. The yield on interest-earning assets was 8.28% for the six months ended September 30, 2006 compared to 6.92% for the six months ended September 30, 2005. The increased yield in all loan categories reflects the increase in the prime rate and other indices used to originate and reprice our loans as a result of the Federal Reserve Board increasing short-term interest rates during this period.

Interest Expense. Interest expense was $11.4 million for the six months ended September 30, 2006 an increase of 70.4% from $6.7 million for the same period in the prior year. Average interest-bearing liabilities increased $70.5 million to $592.7 million for the six months ended September 30, 2006 from $522.1 million for the same prior year period. The change in interest expense reflects the higher market rates of interest paid on deposits and FHLB borrowings and the increased balance of interest-bearing liabilities when comparing average balances at September 30, 2006 and September 30, 2005. The weighted average interest rate on total deposits increased to 3.58% for the six months ended September 30, 2006 from 2.34% for the same period in the prior year. The weighted average interest rate of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 5.32% for the six months ended September 30, 2006 from 4.41% for same period in the prior year.

                                     Six Months Ended September 30,
                          ---------------------------------------------------
                                     2006                       2005
                          ------------------------   ------------------------
                                   Interest                   Interest
                          Average       and Yield/   Average       and Yield/
                          Balance Dividends   Cost   Balance Dividends   Cost
                          ------- --------- ------   ------- --------- ------
                                         (Dollars in thousands)

Interest-earning assets:
 Mortgage loans          $568,206  $24,505    8.60%  $457,198  $17,303   7.55%
 Non-mortgage loans        97,023    4,098    8.42     99,490    3,304   6.62
                         --------  -------  ------   --------  ------- ------
  Total net loans (1)     665,229   28,603    8.58    556,688   20,607   7.38

 Mortgage-backed
  securities(2)             9,640      223    4.61     13,146      283   4.29
 Investment
  securities(2)(3)         23,413      569    4.85     24,068      550   4.56
 Daily interest-bearing
  assets                    5,523      141    5.09     30,200      475   3.14
 Other earning assets (4)   7,567        7    0.18      7,205        -      -
                         --------  -------  ------   --------  ------- ------
  Total interest-earning
   assets                 711,372   29,543    8.28    631,307   21,915   6.92

Non-interest-earning
assets:
 Office properties and
  equipment, net           19,328                       9,364
 Other non-interest-
  earning assets           61,777                      58,309
                         --------                    --------
    Total assets         $792,477                    $698,980
                         ========                    ========

Interest-bearing
liabilities:
 Regular savings
  accounts               $ 35,283       97    0.55%  $ 38,112      105   0.55%
 Interest checking
  accounts                137,809    2,105    3.05    128,090      907   1.41
 Money market deposit
  accounts                137,948    2,781    4.02    113,339    1,371   2.41
 Certificates of deposit  198,041    4,147    4.18    191,076    3,147   3.28
                         --------  -------  ------   --------  ------- ------
  Total deposits          509,081    9,130    3.58    470,617    5,530   2.34

 Other interest-bearing
  liabilities              83,598    2,230    5.32     51,497    1,138   4.41
                         --------  -------  ------   --------  ------- ------
  Total interest-bearing
   liabilities            592,679   11,360    3.82    522,114    6,668   2.55

Non-interest-bearing
liabilities:
 Non-interest-bearing
  deposits                 95,602                      83,149
 Other liabilities          8,701                       7,904
                         --------                    --------
  Total liabilities       696,982                     613,167
 Shareholders' equity      95,495                      85,813
                         --------                    --------
    Total liabilities
     and shareholders'
     equity              $792,477                    $698,980
                         ========                    ========

Net interest income                $18,183                    $15,247
                                   =======                    =======

Interest rate spread                          4.46%                      4.37%
                                            ======                     ======

Net interest margin                           5.10%                      4.82%
                                            ======                     ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                                120.03%                    120.91%
                                            ======                     ======

Tax Equivalent Adjustment (3)      $    43                    $    54
                                   =======                    =======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 34%.

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005 and has announced that all future dividends will be suspended until its financial position and performance improves.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended September 30, 2006 compared to the six months ended September 30, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change

                                           -------------------------------
                                            Six Months Ended September 30,
                                           -------------------------------
                                                    2006 vs. 2005
                                           -------------------------------
                                           Increase(Decrease)
                                               Due to              Total
                                           -----------------     Increase
                                            Volume     Rate     (Decrease)
                                           --------   ------     --------
                                                    (In thousands)
Interest Income:
 Mortgage loans                             $4,579    $2,623      $7,202
 Non-mortgage loans                            (84)      878         794
 Mortgage-backed securities                    (80)       20         (60)
Investment securities (1)                      (15)       34          19
Daily interest-bearing                        (525)      191        (334)
Other earning assets                             -         7           7
                                            ------    ------      ------
   Total interest income                     3,875     3,753       7,628
                                            ------    ------      ------
Interest Expense:
Regular savings accounts                        (8)        -          (8)
Interest checking accounts                      74     1,124       1,198
Money market deposit accounts                  346     1,064       1,410
Certificates of deposit                        118       882       1,000
Other interest-bearing liabilities             820       272       1,092
                                            ------    ------      ------
   Total interest expense                    1,350     3,342       4,692
                                            ------    ------      ------

   Net interest income (1)                  $2,525    $  411      $2,936
                                            ======    ======      ======

(1)  Net interest income as reported              $18,140
               Taxable equivalent effect               43
               Net interest income on a           -------
                fully tax equivalent basis        $18,183
                                                  =======

Provision for Loan Losses. The provision for loan losses for the six months ended September 30, 2006 was $950,000, compared to $900,000 for the same period in the prior year. Net recoveries for the six months ended September 30, 2006 were $92,000, compared to $431,000 net charge offs for the same period of last year. The ratio of allowance for loan losses to total net loans increased to 1.18% from 1.15% at September 30, 2005. Annualized net recoveries to average net loans for the six-month period ended September 30, 2006 was 0.03% compared to annualized net charge-offs of 0.15% for the same period in the prior year. During the six months ended September 30, 2006, management evaluated known and inherent risks in the loan portfolio and changes were made in the estimation, assumptions and allocation of the allowance for loan losses to reflect the changing housing market. The estimated loan loss rate was increased by 0.125% to 1.125% for land and lots for development, speculative construction loans (for properties not under contract) and raw land loans. Management considered the allowance for loan losses at September 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality".

Non-Interest Income.   Non-interest income decreased $263,000 or 5.6%, to $4.4
million for the six months ended September 30, 2006 from $4.7 million for the six months ended September 30, 2005. The decrease reflected the impact of reduced credit card due to the sale of credit card portfolios as discussed above and the decrease in mortgage broker fees. For the six months ended September 30, 2006 credit card fees included in fees and service charges decreased by $234,000 compared to the same period in the prior year.
Loan servicing income for the six months ended September 30, 2006 includes a $13,000 write-up to the market value of mortgage servicing rights as compared to an $11,000 write-up in market value of mortgage servicing rights for the same prior year period. For the same six-month periods in 2006 and 2005, loan-servicing income also included amortization of mortgage servicing rights of $97,000 and $132,000, respectively.

Asset management services income was $891,000 for the six months ended September 30, 2006, compared to $706,000 for the six months ended September 30, 2005. RAMCorp. had $276.3 million in total assets under management at September 30, 2006, compared to $212.3 million at September 30, 2005.

Non-Interest Expense. Non-interest expense increased $685,000, or 5.5%, to $13.0 million for the six month period ended September 30, 2006, compared to $12.4 million for the six months ended September 30, 2005.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the six months ended September 30, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $7.4 million, an increase of 7.7% from $6.8 million for the six months ended September 30, 2005. Full-time equivalent employees increased to 256 at September 30, 2006 from 237 at September 30, 2005, which is principally attributable to the increase in branch and loan support staff. The addition of the Riverview Service Center, the Bank's operations center and Tech Center branch contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

The amortization of CDI was $96,000 for the six months ended September 30, 2006 compared to $104,000 for the same period in the prior year. Data processing expense totaled $557,000 for the six months ended September 30, 2006, a $181,000 decrease from the same period in prior year reflecting the savings from the April 2006 conversion to a new service bureau performing the Bank's core computer processing.

Provision for Federal Income Taxes. Provision for federal income taxes was $3.0 million for the six months ended September 30, 2006, compared to $2.2 million for the six months ended September 30, 2005 as a result of higher income before taxes. The effective tax rate for the six months ended September 30, 2006 was 34.5% compared to 33.6% for the six months ended September 30, 2005. The Company's overall effective tax rate at September 30, 2006 takes into account Oregon apportionment factors for property, payroll and sales.

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

There has not been any material change in the market risk disclosures contained in the 2006 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. As of April 22, 2006, the Company transitioned its financial core processing systems to new platforms. Implementation of the new systems necessarily involved changes to our procedures for control over financial reporting. The new systems were subjected to extensive testing prior to and after April 22, 2006. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new system. We have not fully tested application controls covering this new system, but we plan to do so during the current year in connection with management's assessment of internal controls over financial reporting. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended September 30, 2006, except as referenced above, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

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

                 (b)  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

        The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, on the Company's financial position, results of operations, or liquidity.
Item 1A. Risk Factors

        There have been no material changes to the risk factors previously disclosed in the 2006 Form 10-K.


Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
        ----------------------------------------------------------

        None

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

                   RIVERVIEW BANCORP, INC.

By:   /S/ Patrick Sheaffer            By:  /S/ Ron Dobyns
      ----------------------------         -------------------------------
      Patrick Sheaffer                     Ron Dobyns
      Chairman of the Board                Senior Vice President
      Chief Executive Officer              (Chief Financial and Accounting
      (Principal Executive Officer)        Officer)


Date: November 6, 2006                Date: November 6, 2006

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

Exhibit 31.1
------------
Section 302 Certification

I, Patrick Sheaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of Riverview Bancorp, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 6, 2006          /S/ Patrick Sheaffer
                                 ----------------------------------
                                 Patrick Sheaffer
                                 Chairman and Chief Executive Officer

Exhibit 31.2
------------
Section 302 Certification

I, Ron Dobyns, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of Riverview Bancorp, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

 Date:  November 6, 2006           /S/ Ron Dobyns
                                   -------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

                                  Exhibit 32
                                  ----------

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                           RIVERVIEW BANCORP, INC.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 that:

     1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.'s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.


      /S/ Patrick Sheaffer              /S/ Ron Dobyns
      --------------------------        --------------------------
      Patrick Sheaffer                  Ron Dobyns
      Chief Executive Officer           Chief Financial Officer


      Dated:  November 6, 2006          Dated:  November 6, 2006