Form 10-Q/A
period 2006-09-30
RIVERVIEW BANCORP INC
filed 2006-11-13
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q/A

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

                                  Form 10-Q/A

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Original Filing") of Riverview Bancorp, Inc. ("Company") and is being filed to correct typographical errors in Items 1 and 2 of Part I, and Item 2 of Part II of the Original Filing. Each such item is set forth in its entirety as amended.

Item 6 of Part II is included to file Exhibits 31 and 32, which are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosure in the Original Report.

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

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. ("Bancorp") and its wholly-owned subsidiary Riverview Community Bank ("Bank")(together, the "Company") include all the accounts of Bancorp and the consolidated accounts of the Bank, the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

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

The Trust used the proceeds from the sale of the $7.0 million of Trust Preferred Securities and the sale of $217,000 of the trust's common securities to the Company to purchase $7.2 million of Floating Rate Junior Subordinated Debentures ("Debentures") of the Company. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trust. The Trust Preferred Securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided by the Debentures. The Company has the right to redeem the Debentures in whole or in part after year 5 on any coupon date, at a redemption price specified by the Debentures plus any accrued but unpaid interest to the redemption date.

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

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under "Interest Expense."

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

The Company is a progressive community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family construction loans for these types of properties, and non-mortgage loans providing financing for business or "commercial" and consumer purposes. Commercial real estate loans (including commercial real estate construction loans) and commercial loans have grown from 30.0% and 7.98% of the loan portfolio, respectively, at March 31, 2002 to 58.7% and

9.4% of the loan portfolio, respectively, at September 30, 2006. A significant increase in loans came from the April 2005 acquisition of American Pacific Bank ("APB"). The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of our commercial and commercial real estate loans carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate one- to four- family residential mortgages. Our strategic plan also stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. Our strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share given that our administrative headquarters and ten of our 17 branches are located in Clark County, one of the fastest growing counties in the State of Washington according to the U.S. Census Bureau. The Company's acquisition of APB positions it for growth in the vibrant Portland, Oregon market as well.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2006, cash totaled $43.5 million, or 5.1%, of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2006, the Bank had $90.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $237.9 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at September 30, 2006. The Bank had no borrowings outstanding under either of these credit arrangements at September 30, 2006.

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

Net interest income for the three months ended September 30, 2006 was $9.1 million, representing a $1.0 million, or 12.8% increase, from $8.1 million during the same prior year period. This improvement reflected a 11.8% increase in the average balance of interest earning assets as a result of increased loan originations primarily in commercial loans, partially offset by a 13.4% increase in the average balance of interest-bearing liabilities to $610.4 million for the three months ended September 30, 2006 from $538.5 million for the comparable period in 2005 primarily as a result of the increase in FHLB borrowings and to a lesser extent, deposit growth. Average interest-earning assets to average interest-bearing liabilities totaled 119.63% for the three-month period ended September 30, 2006 compared to 121.34% in the same prior year period. The net interest margin for the quarter ended September 30, 2006 was 4.97% compared to 4.93% at September 30, 2005. The Bank's sizeable adjustable rate loan portfolio and emphasis on consumer, commercial and construction loans with relatively short-terms to maturity has contributed to minimizing the negative impact of the currently slightly inverted yield curve.

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
                                                     ======

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2006 was $600,000, compared to $450,000 for the same period in the prior year. Net recoveries for the current period were $37,000, compared to net charge-offs of $224,000 for the same period last year. The ratio of allowance for credit losses and unfunded loan commitments to total net loans was 1.24% at September 30, 2006, compared to 1.22% at September 30, 2005. Annualized net recoveries to average net loans for the three-month period ended September 30, 2006 was 0.02% compared to annualized net charge-offs of 0.15% for the same period in the prior year. During the quarter ended September 30, 2006, management evaluated known and inherent risks in the loan portfolio and based on the analysis and changes were made in the estimation, assumptions and allocation of the allowance for loan losses to reflect the changing housing market. The estimated loan loss rate was increased by 0.125% to 1.125% for speculative construction loans (for properties not under contract), land and lots for development loans and raw land loans to cover the probable losses inherent in the loan portfolio. Management considered the allowance for loan losses at September 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality".

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

Non-Interest Expense. Non-interest expense remained relatively unchanged at $6.3 million for both three-month periods ended September 30, 2006 and 2005. The principal component of the Company's non-interest expense is salaries and employee benefits. For the three months ended September 30, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $3.5 million, compared to $3.4 million for the three months ended September 30, 2005.

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

Provision for Income Taxes. Provision for income taxes was $1.6 million for the three months ended September 30, 2006, compared to $1.3 million for the three months ended September 30, 2005. The effective tax rate for three months ended September 30, 2006 was 34.6% compared to 33.7% for the three months ended September 30, 2005. The effective tax rate increased from the prior year's quarter primarily as a result of phase in to higher statutory tax rate of 35% due to higher income and state income taxes related to Oregon operations. The Bank has three branches in Oregon as a result of acquiring APB. The Company's overall effective tax rate at September 30, 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

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

Non-Interest Income.   Non-interest income decreased $263,000 or 5.6%, to $4.4
million for the six months ended September 30, 2006 from $4.7 million for the six months ended September 30, 2005. The decrease reflected the impact of reduced credit card fees due to the sale of credit card portfolios as discussed above and the decrease in mortgage broker fees. For the six months ended September 30, 2006 credit card fees included in fees and service charges decreased by $234,000 compared to the same period in the prior year.

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

The principal component of the Company's non-interest expense is salaries and employee benefits. For the six months ended September 30, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $7.4 million, an increase of 7.7% from $6.8 million for the six months ended September 30, 2005. Full-time equivalent employees increased to 256 at September 30, 2006 from 237 at September 30, 2005, which is principally attributable to the increase in branch and loan support staff. The addition of the Riverview Service Center, the Bank's operations center, and the Tech Center branch contributed to increases in occupancy, depreciation, data processing, telecommunication and other expense.

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

                 (b)  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION


Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
        ----------------------------------------------------------

        There were no stock repurchases during the quarter ended September 30, 2006.

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


Date: November 13, 2006                Date: November 13, 2006

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 13, 2006          /S/ Patrick Sheaffer
                                 ----------------------------------
                                 Patrick Sheaffer
                                 Chairman and Chief Executive Officer

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

 Date:  November 13, 2006           /S/ Ron Dobyns
                                   -------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

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


      Dated:  November 13, 2006          Dated:  November 13, 2006