Form 10-Q
period 2006-12-31
RIVERVIEW BANCORP INC
filed 2007-02-06
CIK 1041368

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                   -------  ------

                       Commission File Number: 0-22957

                            RIVERVIEW BANCORP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Washington                                                91-1838969
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                              I.D. Number)

900 Washington St., Ste. 900,Vancouver, Washington                98660
--------------------------------------------------          ----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (360) 693-6650
                                                            ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---    ---
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ( )  Accelerated filer (X)   Non-accelerated filer ( )

     Indicate by check mark whether the registrant is a shell corporation (as
defined in Exchange Act Rule 12b-2).  Yes     No X
                                          ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 11,612,219 shares outstanding as of February 1, 2007.

                                 Form 10-Q

                  RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                   INDEX

Part I. Financial Information                                           Page
        ---------------------                                           ----

Item 1: Financial Statements (Unaudited)

          Consolidated Balance Sheets
          as of December 31, 2006 and March 31, 2006                      1

          Consolidated Statements of Income
          Three Months and Nine Months Ended December 31, 2006 and 2005   2

          Consolidated Statements of Shareholders' Equity
          Nine Months Ended December 31, 2006 and Year Ended
          March 31, 2006                                                  3

          Consolidated Statements of Comprehensive Income
          Three Months and Nine Months Ended December 31,
          2006 and 2005                                                   4

          Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 2006 and 2005                    5

          Notes to Consolidated Financial Statements                    6-16

 Item 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                16-30

 Item 3:  Quantitative and Qualitative Disclosures About Market Risk     30

 Item 4:  Controls and Procedures                                      30-31

Part II.  Other Information                                            32-33
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
Certifications
         Exhibit 31.1
         ------------
         Exhibit 31.2
         ------------
         Exhibit 32
         ----------

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and march 31, 2006

(In thousands, except share and                    DECEMBER 31,      MARCH 31,
per share data) (Unaudited)                            2006           2006
------------------------------------------------------------------------------
ASSETS

Cash (including interest-earning accounts
  of $6,197 and $7,786)                              $  30,396      $  31,346
Loans held for sale                                          -             65
Investment securities available for sale, at
  fair value (amortized cost of $20,650 and
  $24,139)                                              20,648         24,022
Mortgage-backed securities held to maturity,
  at amortized cost (fair value of $1,356
  and $1,830)                                            1,347          1,805
Mortgage-backed securities available for sale,
  at fair value (amortized cost of $7,141 and
  $8,436)                                                6,977          8,134
Loans receivable (net of allowance for loan
  losses of $8,628 and $7,221)                         697,271        623,016
Prepaid expenses and other assets                        2,105          2,210
Accrued interest receivable                              4,131          3,058
Federal Home Loan Bank stock, at cost                    7,350          7,350
Premises and equipment, net                             21,547         19,127
Deferred income taxes, net                               3,685          3,771
Mortgage servicing intangible, net                         374            384
Goodwill                                                25,572         25,572
Core deposit intangible, net                               755            895
Bank owned life insurance                               13,482         13,092
                                                     ---------      ---------
TOTAL ASSETS                                         $ 835,640      $ 763,847
                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposit accounts                                   $ 651,197      $ 606,964
  Accrued expenses and other liabilities                 9,781          8,768
  Advanced payments by borrowers for taxes
    and insurance                                          123            358
  Federal Home Loan Bank advances                       66,600         46,100
  Junior subordinated debenture                          7,217          7,217
  Capital lease obligations                              2,729          2,753
                                                     ---------      ---------
Total liabilities                                      737,647        672,160

COMMITMENTS AND CONTINGENCIES (See Note 15)                  -              -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding: none                   -              -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
  December 31, 2006 - 11,612,219 issued, 11,612,219
    outstanding                                            116             57
  March 31, 2006 - 11,545,380 issued, 11,545,372
    outstanding
Additional paid-in capital                              57,888         57,316
Retained earnings                                       41,232         35,776
Unearned shares issued to employee stock
  ownership trust                                       (1,134)        (1,186)
Accumulated other comprehensive loss                      (109)          (276)
                                                     ---------      ---------
Total shareholders' equity                              97,993         91,687
                                                     ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 835,640      $ 763,847
                                                     =========      =========


See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
                                      Three Months             Nine Months
                                          Ended                   Ended
(In thousands, except share            December 31,            December 31,
and per share data) (Unaudited)      2006       2005         2006       2005
------------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans
   receivable                     $ 15,617   $ 11,783     $ 44,220    $ 32,390
 Interest on investment
   securities - taxable                217        211          659         592
 Interest on investment
   securities - non-taxable             41         42          125         128
 Interest on mortgage-backed
   securities                          102        128          325         411
 Other interest and dividends          101        126          249         630
                                  --------   --------     --------    --------
     Total interest income          16,078     12,290       45,578      34,151
                                  --------   --------     --------    --------
INTEREST EXPENSE:
 Interest on deposits                5,548      3,290       14,678       8,820
 Interest on borrowings              1,212        457        3,442       1,595
                                  --------   --------     --------    --------
     Total interest expense          6,760      3,747       18,120      10,415
                                  --------   --------     --------    --------
 Net interest income                 9,318      8,543       27,458      23,736
  Less provision for loan losses       375        400        1,325       1,300
                                  --------   --------     --------    --------
 Net interest income after
  provision for loan losses          8,943      8,143       26,133      22,436
                                  --------   --------     --------    --------
NON-INTEREST INCOME:
 Fees and service charges            1,535      1,460        4,315       4,544
 Asset management fees                 504        378        1,395       1,084
 Gain on sale of loans held for sale   150         81          333         284
 Gain on sale of real estate owned       -          -            -          21
 Loan servicing income                  44         49          125          68
 Gain on sale of land and fixed assets   -          2            -           2
 Gain on sale of credit card portfolio   -          7          133         311
 Bank owned life insurance             133        119          390         361
 Other                                  44         47          125         137
                                  --------   --------     --------    --------
     Total non-interest income       2,410      2,143        6,816       6,812
                                  --------   --------     --------    --------
NON-INTEREST EXPENSE:
 Salaries and employee benefits      3,688      3,681       11,055      10,521
 Occupancy and depreciation          1,185        954        3,394       2,640
 Data processing                       220        335          777       1,073
 Amortization of core deposit
  intangible                            44         53          140         157
 Advertising and marketing expense     269        160          927         697
 Federal Deposit Insurance
  Corporation insurance premium         18         19           55          51
 State and local taxes                 166        136          454         419
 Telecommunications                    115        117          328         279
 Professional fees                     199        248          575       1,000
 Other                                 557        445        1,797       1,668
                                  --------   --------     --------    --------
     Total non-interest expense      6,461      6,148       19,502      18,505
                                  --------   --------     --------    --------

INCOME BEFORE INCOME TAXES           4,892      4,138       13,447      10,743
PROVISION FOR INCOME TAXES           1,654      1,390        4,605       3,612
                                  --------   --------     --------    --------
NET INCOME                        $  3,238   $  2,748     $  8,842    $  7,131
                                  ========   ========     ========    ========

Earnings per common share:
 Basic                            $   0.29   $   0.24     $   0.78    $   0.64
 Diluted                              0.28       0.24         0.77        0.63

Weighted average number of
shares outstanding:
 Basic                          11,313,623 11,322,648   11,291,175  11,179,640
 Diluted                        11,522,519 11,462,945   11,478,306  11,314,024
Cash Dividends Per Share          $   0.10   $  0.085     $  0.295    $  0.255

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2006
AND THE NINE MONTHS ENDED December 31, 2006

                                                                         Unearned
                                                                           Shares     Accum-
                                                                        Issued to     ulated
                                                                         Employee      Other
                                Common             Addi-                    Stock    Compre-
                                Stock             tional                   Owner-    hensive
(In thousands, except      ----------------      Paid-in    Retained         ship     Income
 share data)               Shares     Amount     Capital    Earnings        Trust     (Loss)         Total
-----------------------------------------------------------------------------------------------------------
Balance April 1, 2005     10,031,498  $    50   $  41,112   $  29,874   $  (1,392)  $    (122)   $  69,522
 Cash dividends ($0.34
  per share)                       -        -           -      (3,836)          -           -       (3,836)
 Exercise of stock
  options                     37,144        -         314           -           -           -          314
 Stock repurchased and
  retired                   (100,000)       -      (1,227)          -           -           -       (1,227)
 Stock issued in connec-
  tion with acquisition    1,576,730        7      16,706           -           -           -       16,713
Earned Employee Stock
 Ownership Plan ("ESOP")
 shares                            -        -         352           -         206           -          558
Tax benefit, stock option          -        -          59           -           -           -           59
                          ----------  -------   ---------   ---------   ---------   ---------    ---------
                          11,545,372       57      57,316      26,038      (1,186)       (122)      82,103

Comprehensive income:
 Net income                        -        -           -       9,738           -           -        9,738
 Other comprehensive
 income:
  Unrealized holding loss
   on securities of $154
   (net of $79 tax effect)         -        -           -           -           -        (154)        (154)
                                                                                                 ---------
Total comprehensive income         -        -           -           -           -           -        9,584
                          ----------  -------   ---------   ---------   ---------   ---------    ---------
Balance March 31, 2006    11,545,372  $    57   $  57,316   $  35,776   $  (1,186)  $    (276)   $  91,687
                          ==========  =======   =========   =========   =========   =========    =========

 Stock split                       -       58           -         (58)          -           -            -
 Cash dividends ($0.295
  per share)                       -        -           -      (3,328)          -           -       (3,328)
 Exercise of stock options    82,600        1         450           -           -           -          451
 Stock repurchased
  and retired                (15,753)       -           -           -           -           -            -
Earned ESOP shares                 -        -         122           -          52           -          174
                          ----------  -------   ---------   ---------   ---------   ---------    ---------
                          11,612,219      116      57,888      32,390      (1,134)       (276)      88,984
Comprehensive income:
 Net income                        -        -           -       8,842           -           -        8,842
 Other comprehensive income:
  Unrealized holding gain on
   securities of $167
   (net of $86 tax effect)         -        -           -           -           -         167          167
                                                                                                 ---------
Total comprehensive income         -        -           -           -           -           -        9,009
                          ----------  -------   ---------   ---------   ---------   ---------    ---------
Balance December 31, 2006 11,612,219  $   116   $  57,888   $  41,232   $  (1,134)  $    (109)   $  97,993
                          ==========  =======   =========   =========   =========   =========    =========

See notes to consolidated financial statements.

                                                       3

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                      Three Months             Nine Months
                                          Ended                   Ended
(In thousands) (Unaudited)             December 31,            December 31,
------------------------------------------------------------------------------
                                     2006       2005         2006       2005
                                     ----       ----         ----       ----

Net income                        $ 3,238    $ 2,748      $ 8,842    $ 7,131
Other comprehensive income:
   Change in fair value of
   securities available for sale,
   net of tax                          61       (141)         167       (120)
                                  -------    -------      -------    -------
Total comprehensive income        $ 3,299    $ 2,607      $ 9,009    $ 7,011
                                  =======    =======      =======    =======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS Ended DECEMBER 31, 2006 and 2005

(In thousands) (Unaudited)                                 2006        2005
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   8,842    $   7,131
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                           1,676        1,341
  Mortgage servicing rights valuation adjustment            (25)         (26)
  Provision for loan losses                               1,325        1,300
  Provision for deferred income taxes                         -          142
  Noncash expense related to ESOP                           173          400
  (Decrease) increase in deferred loan origination
    fees, net of amortization                              (177)         722
  Origination of loans held for sale                    (13,168)     (13,563)
  Proceeds from sales of loans held for sale             13,292       14,112
  Net gain on loans held for sale, sale of real
    estate owned, mortgage-backed securities,
    investment securities and premises and equipment       (325)        (286)
  Income from bank owned life insurance                    (390)        (361)
  Changes in assets and liabilities:
    Prepaid expenses and other assets                      (126)        (498)
    Accrued interest receivable                          (1,074)        (638)
    Accrued expenses and other liabilities                  918        2,178
                                                      ---------    ---------
       Net cash provided by operating activities         10,941       11,954
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                    (434,174)    (489,920)
  Principal repayments/refinance on loans               358,966      437,436
  Proceeds from call, maturity, or sale of
    investment securities available for sale              3,450        5,250
  Principal repayments on investment securities
    available for sale                                       75           37
  Purchase of investment securities available for sale        -       (4,996)
  Principal repayments on mortgage-backed securities
    available for sale                                    1,295        2,712
  Principal repayments on mortgage-backed securities
    held to maturity                                        457          351
  Purchase of premises and equipment                     (3,734)      (5,870)
  Acquisition, net of cash received                           -      (14,663)
  Proceeds from sale of real estate owned and
    premises and equipment                                    2          275
                                                      ---------    ---------
       Net cash used in investing activities            (73,663)     (69,388)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts                       44,233       55,576
  Dividends paid                                         (3,154)      (2,667)
  Proceeds from borrowings                              386,500       32,100
  Repayment of borrowings                              (366,000)     (62,000)
  Proceeds from subordinate debenture                         -        7,217
  Principal payments under capital lease obligation         (24)           -
  Net increase in advance payments by borrowers            (234)        (167)
  Proceeds from exercise of stock options                   451          107
                                                      ---------    ---------
       Net cash provided by financing activities         61,772       30,166
                                                      ---------    ---------

NET DECREASE IN CASH                                       (950)     (27,268)
CASH, BEGINNING OF PERIOD                                31,346       61,719
                                                      ---------    ---------
CASH, END OF PERIOD                                   $  30,396    $  34,451
                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                          $  17,573    $  10,031
    Income taxes                                          5,061        3,369

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends declared and accrued in other
    liabilities                                       $   1,129    $     962
  Fair value adjustment to securities available
    for sale                                                253         (181)
  Increased construction in process in accounts
    payable                                                   -           66
  Income tax effect related to fair value adjustment         86           61


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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2006 ("2006 Form 10-K"). The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On August 24, 2006, the Riverview Bancorp Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board of Directors ("Board") declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Riverview Bancorp, Inc. ("Bancorp") and Riverview Community Bank ("Bank"), its wholly-owned subsidiary (together, the "Company"), include all the accounts of Bancorp and the consolidated accounts of the Bank, the Bank's wholly-owned subsidiary, Riverview Services, Inc., and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

3. STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 714,150 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of the grant with a maximum term of ten years from date of grant and options vest zero to five years. At December 31, 2006, there were options for 36,962 shares available for the grant under the 1998 Plan and all options previously granted under the 1998 Plan were fully vested.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 458,554 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years from date of grant with a vesting period over zero to five years. At December 31, 2006, there were options for 148,154 shares available for grant under the 2003 Plan.

On March 15, 2006, 314,000 stock options under the 2003 Plan were granted to officers and directors. Each option was granted at the fair market value of the Company's stock on the date of grant, had maximum term of 10 years from the date of grant and were fully vested on grant date.

The following table presents information on stock options outstanding for the periods shown.

                                     Nine Months Ended         Year Ended
                                     December 31, 2006       March 31, 2006
                                     ----------------------------------------
                                              Weighted               Weighted
                                     Number   Average       Number   Average
                                       of     Exercise        of     Exercise
                                     Shares    Price        Shares    Price
                                     ------    -----        ------    -----

Balance, beginning of period        755,846    $ 9.68       454,990   $  7.18
  Grants                                  -         -       354,000     12.70
  Options Exercised                 (82,600)     7.92       (53,144)     8.48
  Forfeited                         (17,600)    10.65             -         -
                                    -------                 -------
Balance, end of period              655,646    $ 9.87       755,846   $  9.68

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

                                     Nine Months Ended         Year Ended
                                     December 31, 2006       March 31, 2006
                                     ----------------------------------------
Intrinsic value of options
  exercised in the period                     $539,568               $159,070
Stock options fully vested and
expected to vest:
  Number                            651,806                748,166
  Weighted average exercise price                $9.88                  $9.67
  Aggregate intrinsic value                 $3,469,558             $2,774,511
  Weighted average contractual
   term of options                          6.48 years             7.25 years
Stock options vested and currently
exercisable:
  Number                            619,446                690,886
  Weighted average exercise price                $9.87                  $9.64
  Aggregate intrinsic value                 $3,301,233             $2,584,305
  Weighted average contractual
   term of options                          6.09 years             6.52 years

Effective April 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"), using the modified prospective method. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards was amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during the nine months ended December 31, 2006.

                            Risk Free      Expected     Expected    Expected
                          Interest Rate  Life (years)  Volatility   Dividends
                          -------------  ------------  ----------   ---------
Fiscal 2006                   4.67%         10.00        26.32%       3.07%

For the quarter ended December 31, 2006, the Company recognized pre-tax compensation expense related to stock options of approximately $9,000. For the nine months ended December 31, 2006, the Company recognized pre-tax compensation expense related to stock options of approximately $30,000. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions established in SFAS 123R to stock-based compensation awards in the prior period (in thousands, except per share amounts).

                                       Three months ended   Nine months ended
                                       December 31, 2005    December 31, 2005
                                       ------------------   -----------------
Net Income:
  As reported                               $  2,748            $  7,131
  Deduct: Total stock based compensa-
  tion expense determined under
  fair value based method for all
  options, net of related tax benefit             (5)               (111)
                                            --------            --------
  Pro forma                                 $  2,743            $  7,020
                                            ========            ========
Earnings per common share - basic:
  As reported                               $   0.24            $   0.64
  Pro forma                                     0.24                0.63

Earnings per common share-fully diluted:
  As reported                               $   0.24            $   0.63
  Pro forma                                     0.24                0.62

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

                              Three months ended        Nine months ended
                                   December 31,            December 31,
                           ------------------------  ------------------------
                                2006        2005         2006        2005
                           -----------  -----------  -----------  -----------
Basic EPS computation:
  Numerator-net income     $ 3,238,000  $ 2,748,000  $ 8,842,000  $ 7,131,000
  Denominator-weighted
   average common shares
   outstanding              11,313,623   11,322,648   11,291,175   11,179,640
Basic EPS                  $      0.29  $      0.24  $      0.78  $      0.64
                           ===========  ===========  ===========  ===========
Diluted EPS computation:
  Numerator-net income     $ 3,238,000  $ 2,748,000  $ 8,842,000  $ 7,131,000
  Denominator-weighted
   average common shares
   outstanding              11,313,623   11,322,648   11,291,175   11,179,640
   Effect of dilutive stock
    options                    208,896      140,297      187,131      134,384
                           -----------  -----------  -----------  -----------
   Weighted average common
    shares and common stock
    equivalents             11,522,519   11,462,945   11,478,306   11,314,024
Diluted EPS                $      0.28  $      0.24  $      0.77  $      0.63
                           ===========  ===========  ===========  ===========

5.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value
                                 ---------  ----------   ---------  ---------
December 31, 2006
-----------------
Trust preferred                  $   5,000  $       38   $      -   $   5,038
Agency securities                   12,175           -        (81)     12,094
Municipal bonds                      3,475          41          -       3,516
                                 ---------  ----------   --------   ---------
  Total                          $  20,650  $       79   $    (81)  $  20,648
                                 =========  ==========   ========   =========

March 31, 2006
--------------
Trust preferred                  $   5,000  $       44   $      -   $   5,044
Agency securities                   15,246           -       (218)     15,028
Municipal bonds                      3,893          57          -       3,950
                                 ---------  ----------   --------   ---------
  Total                          $  24,139  $      101   $   (218)  $  24,022
                                 =========  ==========   ========   =========

The contractual maturities of investment securities available for sale are as follows (in thousands):
                                                        Estimated
                                             Amortized       Fair
December 31, 2006                                 Cost      Value
-----------------                           ---------   ---------
Due in one year or less                     $  12,744   $  12,666
Due after one year through five years           1,021       1,038
Due after five years through ten years            618         640
Due after ten years                             6,267       6,304
                                            ---------   ---------
  Total                                     $  20,650   $  20,648
                                            =========   =========

Investment securities with an amortized cost of $7.2 million and $10.2 million and a fair value of $7.1 million and $10.1 million at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $491,000 and $495,000 and a fair value of $497,000 and $504,000 at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and $5.0 million and a fair value of $5.0 million and $5.0 million at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2006 are as follows (in thousands):

                          Less than        12 months
                          12 months        or longer           Total
                       ------------------------------------------------------
Description                     Unreal-            Unreal-            Unreal-
of Securities            Fair      ized     Fair      ized      Fair     ized
                        Value    Losses     Value   Losses     Value   Losses
                       ------   -------  --------  -------  --------  -------
Agency securities      $    -   $    -   $ 12,094  $  (81)  $ 12,094  $  (81)


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                          Less than        12 months
                          12 months        or longer           Total
                       ------------------------------------------------------
Description                     Unreal-            Unreal-            Unreal-
of Securities            Fair      ized     Fair      ized      Fair     ized
                        Value    Losses     Value   Losses     Value   Losses
                       ------   -------  --------  -------  --------  -------

Agency securities      $6,124   $  (61)  $  8,904  $ (157)  $ 15,028  $ (218)

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company realized no gains or losses on sales of investment securities available for sale for the nine-month periods ended December 31, 2006 and 2005.

6.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                     Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
December 31, 2006                     Cost       Gains      Losses      Value
-----------------                ---------  ----------   ---------  ---------

Real estate mortgage investment
  conduits                       $   1,033  $        4   $       -  $   1,037
FHLMC mortgage-backed securities       120           1           -        121
FNMA mortgage-backed securities        194           4           -        198
                                 ---------  ----------   ---------  ---------
  Total                          $   1,347  $        9   $       -  $   1,356
                                 =========  ==========   =========  =========

March 31, 2006
--------------
Real estate mortgage investment
  conduits                       $   1,402  $       18   $       -  $   1,420
FHLMC mortgage-backed securities       138           2           -        140
FNMA mortgage-backed securities        265           5           -        270
                                 ---------  ----------   ---------  ---------
  Total                          $   1,805  $       25   $       -  $   1,830
                                 =========  ==========   =========  =========

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                                        Estimated
                                            Amortized        Fair
December 31, 2006                                 Cost       Value
-----------------                           ---------   ---------

Due in one year or less                     $       -   $       -
Due after one year through five years               -           -
Due after five years through ten years             14          15
Due after ten years                             1,333       1,341
                                            ---------   ---------
  Total                                     $   1,347   $   1,356
                                            =========   =========

Mortgage-backed securities held to maturity with an amortized cost of $1.0 million and $1.4 million and a fair value of $1.0 million and $1.4 million at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $144,000 and $199,000 and a fair value of $146,000 and $203,000 at December 31, 2006 and March 31, 2006,
respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                     Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
December 31, 2006                     Cost       Gains      Losses      Value
-----------------                ---------  ----------   ---------  ---------

Real estate mortgage investment
  conduits                       $   1,121  $       16   $      (4) $   1,133
FHLMC mortgage-backed securities     5,897           -        (178)     5,719
FNMA mortgage-backed securities        123           2           -        125
                                 ---------  ----------   ---------  ---------
  Total                          $   7,141  $       18   $    (182) $   6,977
                                 =========  ==========   =========  =========

March 31, 2006
--------------
Real estate mortgage investment
  conduits                       $   1,326  $       19   $      (6) $   1,339
FHLMC mortgage-backed securities     6,951           -        (316)     6,635
FNMA mortgage-backed securities        159           2          (1)       160
                                 ---------  ----------   ---------  ---------
  Total                          $   8,436  $       21   $    (323) $   8,134
                                 =========  ==========   =========  =========

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

December 31, 2006                                       Estimated
-----------------                           Amortized        Fair
                                                 Cost       Value
                                            ---------   ---------

Due in one year or less                     $       2   $       2
Due after one year through five years              74          74
Due after five years through ten years          6,420       6,239
Due after ten years                               645         662
                                            ---------   ---------
  Total                                     $   7,141   $   6,977
                                            =========   =========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $7.0 million and $8.3 million and a fair value of $6.9 million and $8.0 million at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for FHLB advances. Mortgage-backed securities available for sale with an amortized cost of $2,000 and $17,000 and a fair value of $2,000 and $18,000 at December 31, 2006 and March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2006 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer            Total
                       ------------------------------------------------------
Description                     Unreal-            Unreal-            Unreal-
of Securities            Fair      ized     Fair      ized      Fair     ized
                        Value    Losses     Value   Losses     Value   Losses
                       ------   -------  --------  -------  --------  -------

Real estate mortgage
 investment conduits   $    -   $     -  $    429  $    (4) $    429  $    (4)
FHLMC mortgage-backed
 securities                 -         -     5,720     (178)    5,720     (178)
FNMA mortgage-backed
 securities                 2         -         -        -         2        -
                       ------   -------  --------  -------  --------  -------
  Total temporarily
   impaired securities $    2   $     -  $  6,149  $  (182) $  6,151  $  (182)
                       ======   =======  ========  =======  ========  =======

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer            Total
                       ------------------------------------------------------
Description                     Unreal-            Unreal-            Unreal-
of Securities            Fair      ized     Fair      ized      Fair     ized
                        Value    Losses     Value   Losses     Value   Losses
                       ------   -------  --------  -------  --------  -------
Real estate mortgage
 investment conduits   $  523   $    (6) $      -  $     -  $    523  $    (6)
FHLMC mortgage-backed
 securities                66        (1)    6,543     (315)    6,609     (316)
FNMA mortgage-backed
 securities                17        (1)        -        -        17       (1)
                       ------   -------  --------  -------  --------  -------
  Total temporarily
  impaired securities  $  606   $    (8) $  6,543  $  (315)   $7,149  $  (323)
                       ======   =======  ========  =======  ========  =======

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the nine months ended December 31, 2006 and 2005.

7.   LOANS RECEIVABLE

Loans receivable excluding loans held for sale consisted of the following (in thousands):
                                               December 31,      March 31,
                                                       2006           2006
                                               ------------      ---------
Residential:
  One-to-four family                           $     33,416    $    32,488
  Multi-family                                        3,147          2,157
Construction:
  One-to-four family                                 91,245         81,572
  Commercial real estate                             49,750         47,079
Commercial                                           72,220         59,834
Consumer:
  Secured                                            32,153         29,781
  Unsecured                                           1,118          1,415
Land                                                 62,207         49,558
Commercial real estate                              364,623        330,705
                                                  ---------      ---------
                                                    709,879        634,589
Less:
  Deferred loan fees, net                             3,980          4,352
  Allowance for loan losses                           8,628          7,221
                                                  ---------      ---------
      Loans receivable, net                    $    697,271   $    623,016
                                                  =========      =========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income
(loss). As of December 31, 2006 and March 31, 2006, the Bank had no loans to any one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                       -------------------------------------
                                         2006      2005      2006      2005
 Beginning balance                      ------    ------    ------    ------
                                       $ 8,263   $ 6,752   $ 7,221   $ 4,395
 Provision for losses                      375       400     1,325     1,300
 Charge-offs                               (46)     (116)      (49)     (627)
 Recoveries                                 36        14       131        94
 Allowance transferred from American
  Pacific Bank ("APB") acquisition           -         -         -     1,888
                                        ------    ------    ------    ------
 Total allowance for loan losses         8,628     7,050     8,628     7,050
 Allowance for unfunded commitments        355       352       355       352
                                        ------    ------    ------    ------
 Allowance for credit losses           $ 8,983   $ 7,402   $ 8,983   $ 7,402
                                        ======    ======    ======    ======

Changes in the allowance for unfunded loan commitments and lines of credit were as follows (in thousands):
                                       Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                       -------------------------------------
                                         2006      2005      2006      2005
                                        ------    ------    ------    ------
 Beginning balance                    $    385  $    408  $    362  $    253
 Net change in allowance for unfunded
  loan commitments and lines of credit     (30)      (56)       (7)       99
                                        ------    ------    ------    ------
 Ending balance                       $    355  $    352  $    355  $    352
                                        ======    ======    ======    ======

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to non-interest expense.

At December 31, 2006 and March 31, 2006, the Company's recorded investment in impaired loans was $1.3 million and $415,000 respectively. At December 31, 2006, an allowance for credit losses related to these loans of $110,000 was determined in accordance with the SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired loans was $1.1 million, $1.0 million and $889,000 during the nine months ended December 31, 2006, December 31, 2005 and the year ended March 31, 2006, respectively. Interest income recognized on impaired loans was $85,000, $73,000 and $100,000 for the nine months ended December 31, 2006, December 31, 2005, and the year ended March 31, 2006, respectively. The gross amount of interest income on nonaccrual loans that would have been recorded during the nine months ended December 31, 2006 and December 31, 2005 if the nonaccrual loans had been current in accordance with their original terms was $53,000 and $74,000, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2006 and March 31, 2006.

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

10.   MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):
                                       Three Months Ended  Nine Months Ended
                                          December 31,        December 31,
                                       -------------------------------------
                                         2006      2005      2006      2005
                                        ------    ------    ------    ------
Balance at beginning of period, net    $   368   $   414   $   384   $   470
Additions                                   47        29       115        94
Amortization                               (53)      (54)     (150)     (186)
Change in valuation allowance               12        14        25        25
                                        ------    ------    ------    ------
Balance at end of period, net          $   374   $   403   $   374   $   403
                                        ======    ======    ======    ======

Valuation allowance at beginning of
  period                               $    47   $    73   $    60   $    84
    Change in valuation allowance          (12)      (14)      (25)      (25)
                                        ------    ------    ------    ------
Valuation allowance at end of period   $    35   $    59   $    35   $    59
                                        ======    ======    ======    ======

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2006 and March 31, 2006, the fair value of MSRs totaled $1.1 million, respectively. The December 31, 2006, fair value was estimated using various discount rates and a range of PSA values (the Bond Market Association's standard prepayment values) that ranged from 100 to 1192.

Remaining amortization expense for the net carrying amount of MSRs at December 31, 2006 is estimated as follows (in thousands):

                                  Year Ending
                                   March 31,
                                ----------------
                                2007       $  43
                                2008         125
                                2009          90
                                2010          50
                                2011          32
                             After 2011       34
                                           -----
                                Total      $ 374
                                           =====
11.   CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $755,000 at December 31, 2006 and $895,000 at March 31, 2006. Amortization expense related to the core deposit intangible during the nine months ended December 31, 2006 and 2005 totaled $140,000 and $157,000, respectively.

Remaining amortization expense for the net core deposit intangible at December 31, 2006 is estimated to be as follows (in thousands):

                                  Year Ending
                                   March 31,
                                ----------------
                                2007       $  44
                                2008         155
                                2009         131
                                2010         111
                                2011          95
                             After 2011      219
                                           -----
                                Total      $ 755
                                           =====


12.   BORROWINGS

Borrowings are summarized as follows (in thousands):

                                  At December 31, 2006     At March 31, 2006
                                  --------------------     -----------------
 Federal Home Loan Bank advances          $66,600               $46,100

 Weighted average interest rate:             5.35%                 4.65%

Borrowings have the following maturities at December 31, 2006 (in thousands):

                     2007     $61,600
                     2008       5,000
                               ------
                    Total     $66,600
                               ======

13.   JUNIOR SUBORDINATED DEBENTURE

Riverview Bancorp Statutory Trust I (the "Trust"), a wholly-owned subsidiary trust established by Bancorp, issued $7.0 million of Floating Rate Capital Securities (the "Trust Preferred Securities") in December 2005 with a liquidation value of $1,000 per share. The Trust Preferred Securities are due in 30 years, redeemable at par after five years and pay distributions at a floating rate based on London Interbank Offered Rate. The Trust Preferred Securities represent undivided beneficial interests in the Trust, which was established for the purpose of issuing the Trust Preferred Securities. The Trust Preferred Securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act") and have not been registered under the Act. The Trust Preferred Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Trust used the proceeds from the sale of the $7.0 million of Trust Preferred Securities and the sale of $217,000 of the trust's common securities to Bancorp to purchase $7.2 million of Floating Rate Junior Subordinated Debentures ("Debentures") of Bancorp. Bancorp's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Bancorp of the obligations of the trust. The Trust Preferred Securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided by the Debentures. Bancorp has the right to redeem the Debentures in whole or in part after year five on any coupon date, at a redemption price specified by the Debentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by Bancorp to the Trust totaling $7.0 million, are reflected in the Bancorp's Consolidated Balance Sheets in the liabilities section at December 31, 2006, under the caption "Junior subordinated debenture." Interest expense on the Debentures is recorded in interest expense on borrowings in the Consolidated Statements of Income. Bancorp has included $217,000 in other assets in the Consolidated Balance Sheets at December 31,
2006, for the common capital securities issued by the Trust.   Proceeds from
the Trust Preferred Securities totaling $5.0 million were invested in the Bank and Bancorp retained the remaining $2.0 million for general corporate purposes.

The following table is a summary of the terms of the Trust Preferred Securities at December 31, 2006:

                  Issuance  Amount       Rate     Initial  Rate at   Maturing
Issuance Trust    Date      Outstanding  Type(1)  Rate     12/31/06  Date
--------------    --------  -----------  -------  -------  --------  --------
                     (Dollars in thousands)
Riverview Bancorp,
 Inc. Statutory
 Trust 1           12/2005  $    7,000   Variable   5.88%     6.72%   12/2035


    (1) The Trust Preferred Securities reprice quarterly.

The Trust Preferred Securities qualify as Tier 1 capital of Bancorp to the extent permitted by Federal Reserve Board regulations.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for the Company for all financial statements issued by the Company after March 31, 2007 and is not expected to have a material effect on the Company's consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48" or the "Interpretation"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

15.   COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. The allowance for unfunded loan commitments was $355,000 at December 31, 2006.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of December 31, 2006 (in thousands):

                                           Contract or
                                              Notional
                                                Amount
                                           -----------

  Commitments to originate loans:
    Adjustable-rate                         $  22,181
    Fixed-rate                                  2,631
  Standby letters of credit                     1,957
  Undisbursed loan funds, and unused
    lines of credit                           176,698
                                             --------
       Total                                $ 203,467
                                             ========

At December 31, 2006, the Company had no firm commitments to sell residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2006, loans under warranty totaled $111.9 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At December 31, 2006, scheduled maturities of certificates of deposit, FHLB advances and future minimum operating lease commitments were as follows (in thousands):
                                            Over     Over
                                 Within      1-3      3-5      Over     Total
                                 1 year    Years    Years   5 Years   Balance
                                 ------   ------   ------   -------   -------
Certificates of deposit        $151,607  $48,421  $ 5,994   $ 3,083  $209,105
FHLB advances                    66,600        -        -         -    66,600
Operating leases                  1,636    3,123    1,742     4,527    11,028
Total other contractual         -------   ------   ------    ------   -------
  obligations                  $219,843  $51,544  $ 7,736   $ 7,610  $286,733
                                =======   ======    =====     =====   =======

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor provisions with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, pricing of products and services, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, technological factors affecting operations and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation and specifically disclaims any obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, the Company.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2006 Form 10-K under the Item 7 "Management's Discussion and Analysis of Financial Condition
and Results of Operation   Critical Accounting Policies."  That discussion
highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2006 Form 10-K.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under "Net Interest Income."

Executive Overview

Financial Highlights. Net income for the three months ended December 31, 2006 was $3.2 million, or $0.29 per basic share ($0.28 per diluted share), compared to net income of $2.7 million, or $0.24 per basic share ($0.24 per diluted share) for the three months ended December 31, 2005. Net interest income after provision for loan losses increased $800,000 for the three months ended December 31, 2006 compared to the same quarter last year. Non-interest income increased in the categories of fees and service charges, asset management fees, gain on sale of loans held for sale and bank-owned life insurance.
These increases were partially offset by decreases in loan servicing income, gain on sale of land and fixed assets and a gain on sale of credit card portfolio. The Company's operating results reflect a $313,000 increase in non-interest expense to $6.5 million for the three months ended December 31, 2006 compared to $6.1 million for the comparable period in the prior year. The $313,000 increase reflects primarily the increases in occupancy, depreciation, advertising, marketing, state and local taxes for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The annualized return on average assets was 1.53% for the three months ended December 31, 2006, compared to 1.50% for the three months ended December 31, 2005. For the same periods, the annualized return on average common equity was 13.0% compared to 11.90%, respectively. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 54.52% for the third quarter of fiscal 2007 compared to 56.82% for the same period last year.

The Company is a progressive community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington along with Multnomah and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using these funds in its primary market area to originate permanent and construction mortgage loans secured by commercial real estate, one- to four- family residential real estate, multi-family properties. The Company also originates non-mortgage loans providing financing for business or "commercial" and consumer purposes. Commercial real estate loans (including commercial real estate construction loans) and commercial loans have increased from 30.0% and 8.0% of the loan portfolio, respectively, at March 31, 2002 to 58.4% and 10.2% of the loan portfolio, respectively, at December 31, 2006. A significant increase in loans came from the April

2005 acquisition of APB. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of the Company's commercial and commercial real estate loans carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate one- to four- family residential mortgages. Our strategic plan also stresses increased emphasis on non-interest income, including asset management fees and deposit service charges. Our strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share given that our administrative headquarters and ten of our 18 branches are located in Clark County, the second fastest growing county in the State of Washington according to the U.S. Census Bureau projected census estimates as of July 1, 2005. Furthermore, the Company's acquisition of APB positioned it for growth in the vibrant Portland, Oregon market. The Company has four branches in the Oregon market with three located in the Portland area.

In order to support the Company's strategy of growth without compromising local, personal service to customers and its commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in our infrastructure. The Company's non-interest expense reflects this investment and will remain relatively high as a percentage of its average assets for the foreseeable future as a result of the emphasis on growth and local, personal service. Controlling our non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to provide its customers more financial options. With the Company's emphasis on the growth of non-interest income and control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company's online service has also enhanced the delivery of cash management services to commercial customers.

With the Company's home office and seven branches located in Vancouver, Washington and branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale and Longview, Washington, the Company continues to provide local, personal service to its customers located in Southwest Washington. The acquisition of APB resulted in three offices in Oregon, two in Portland metropolitan area and one in Aumsville, Oregon. In November 2006, the Company opened a new full service branch and commercial lending center located at NE 104th Avenue and Halsey (Gateway branch) in the Portland, Oregon. The market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties throughout the Columbia River Gorge area of Washington, and Multnomah and Marion counties in Oregon.

The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage (including construction) loans for various mortgage companies in the Portland metropolitan area, as well as for the Bank. Riverview Services, Inc. acts as trustee for deeds of trust on mortgage loans granted by the Bank. Business banking services are offered by the Business and Professional Banking Division located at the downtown Vancouver branch and Portland Halsey branch.

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

Comparison of Financial Condition at December 31, 2006 and March 31, 2006

At December 31, 2006, the Company had total assets of $835.6 million, compared with $763.8 million at March 31, 2006. The $71.8 million increase in total assets was primarily attributable to the organic growth in the loan portfolio.

Cash, including interest-earning accounts, totaled $30.4 million at December 31, 2006, compared to $31.3 million at March 31, 2006.

At December 31, 2006 there were no loans held for sale, compared to $65,000 at March 31, 2006. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio.

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

Loans receivable, net, totaled $697.3 million at December 31, 2006, compared to $623.0 million at March 31, 2006, an increase of $74.3 million. Increases were experienced in residential loans of $1.9 million, one-to-four family construction loans of $9.7 million, commercial real estate construction loans of $2.7 million, commercial loans of $12.4 million, land of $12.6 million and commercial real estate of $33.9 million. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available for sale totaled $20.6 million at December 31, 2006, compared to $24.0 million at March 31, 2006. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available for sale totaled $7.0 million at December 31, 2006, compared to $8.1 million at March 31, 2006. The decrease is attributable to maturities and scheduled cash flows.

Goodwill was $25.6 million at December 31, 2006 and March 31, 2006. As of December 31, 2006, there have been no events or changes in circumstances that would indicate a potential impairment.

Core deposit intangible decreased $140,000 to $755,000 at December 31, 2006 from $895,000 at March 31, 2006 due to amortization.

Bank owned life insurance increased to $13.5 million at December 31, 2006, from $13.1 million at March 31, 2006, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $651.2 million at December 31, 2006, compared to $607.0 million at March 31, 2006. As market interest rates have increased customers have moved funds to higher interest accounts and the balances in the interest checking accounts and money market deposit accounts have increased. At December 31, 2006, the balance of interest checking accounts had increased $15.9 million to $145.3 million from $129.5 million at March 31, 2006. Money market deposit accounts totaled $179.0 million at December 31, 2006 compared to $137.5 million at March 31, 2006. Certificates of deposit balances at December 31, 2006 and March 31, 2006 were $209.1 million and $207.1 million, respectively.

FHLB advances totaled $66.6 million at December 31, 2006 and $46.1 million at March 31, 2006. This $20.5 million increase along with our deposit growth was used to fund the increases in the Company's loan portfolio.

Shareholders' Equity and Capital Resources

Shareholders' equity increased $6.3 million to $98.0 million at December 31, 2006 from $91.7 million at March 31, 2006. The increase in equity of $8.8 million from earnings for the nine months was partially offset by cash dividends declared to shareholders of $3.3 million. Exercise of stock options, earned ESOP shares and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $800,000 increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2006.

To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                             Categorized as
                                                           "Well Capitalized"
                                               For Capital   Under Prompt
                                                Adequacy     Corrective
                                  Actual        Purposes     Action Provision
                             ------------------------------------------------
                             Amount  Ratio    Amount  Ratio    Amount  Ratio
                             ------  -----    ------  -----    ------  -----
December 31, 2006
Total Capital:
 (To Risk-Weighted Assets)  $83,794  11.22%  $59,725    8.0%  $74,657   10.0%
Tier I Capital:
 (To Risk-Weighted Assets)   75,276  10.08    29,863    4.0    44,794    6.0
Tier I Capital:
 (To Tangible Assets)        75,276   9.33    24,194    3.0    40,324    5.0
Tangible Capital:
 (To Tangible Assets)        75,276   9.33    12,097    1.5       N/A    N/A

                                                             Categorized as
                                                           "Well Capitalized"
                                               For Capital   Under Prompt
                                                Adequacy     Corrective
                                  Actual        Purposes     Action Provision
                             ------------------------------------------------
                             Amount  Ratio    Amount  Ratio    Amount  Ratio
                             ------  -----    ------  -----    ------  -----
March 31, 2006
Total Capital:
 (To Risk-Weighted Assets)  $78,469  11.48%  $54,688    8.0%  $68,361   10.0%
Tier I Capital:
 (To Risk-Weighted Assets)   71,248  10.42    27,344    4.0    41,016    6.0
Tier I Capital:
 (To Tangible Assets)        71,248   9.70    22,038    3.0    36,730    5.0
Tangible Capital:
 (To Tangible Assets)        71,248   9.70    11,019    1.5       N/A    N/A

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles to regulatory tangible and total capital at December 31, 2006 (in thousands):

     Riverview Community Bank Equity       $101,896
     Net unrealized securities loss             109
     Goodwill and other intangibles         (26,692)
     Servicing asset                            (37)
                                            -------
          Tangible capital                   75,276
     General valuation allowance              8,518
                                            -------
          Total capital                    $ 83,794
                                            =======

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2006, cash totaled $30.4 million, or 3.6% of total assets.
The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2006, the Bank had $66.6 million in outstanding advances from the FHLB of Seattle under an available credit facility of $251.8 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal

Reserve discount window at December 31, 2006. The Bank had no borrowings outstanding under either of these credit arrangements at December 31, 2006.

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

Asset Quality

The allowance for loan losses was $8.6 million at December 31, 2006 and $7.2 million at March 31, 2006. Management believes the allowance for loan losses at December 31, 2006 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, industry trends and data, current economic conditions, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, no assurances, however, can be given that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $1.3 million, or 0.15% of total assets at December 31, 2006, compared with $415,000 or 0.05% of total assets at March 31, 2006. The $1.3 million balance of nonaccrual loans is composed of one commercial loan and two commercial real estate loans. The following table sets forth information regarding the Company's non-performing assets.

                                                    December 31,   March 31,
                                                        2006         2006
                                                    ------------   ---------
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Commercial real estate                               $1,246        $   415
  Commercial                                               30              -
                                                        -----          -----
    Total                                               1,276            415
                                                        -----          -----
  Accruing loans which are contractually
    past due 90 days or more                                -              -
                                                        -----          -----

  Total of nonaccrual and 90 days past due loans        1,276            415
                                                        -----          -----

  Real estate owned (net)                                   -              -
                                                        -----          -----

     Total non-performing assets                       $1,276        $   415
                                                        =====          =====

  Total loans delinquent 90 days or more to
    net loans                                           0.18%          0.07%

  Total loans delinquent 90 days or more to
    total assets                                        0.15%          0.05%

     Total non-performing assets to total assets        0.15%          0.05%

As of December 31, 2006 and March 31, 2006, other loans of concern totaled $4.2 million and $3.7 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

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

Net interest income for the three months ended December 31, 2006 was $9.3 million, representing a $775,000, or 9.1% increase, from $8.5 million during the same prior year period. This improvement reflects a 16.5% increase in the average balance of interest earning assets as a result of increased loan originations primarily in commercial real estate loans, partially offset by a 20.8% increase in the average balance of interest-bearing liabilities to $641.6 million for the three months ended December 31, 2006 from $531.2 million for the comparable period in 2005 as a result of the increase in FHLB borrowings and deposit growth. Average interest-earning assets to average interest-bearing liabilities totaled 118.04% for the three-month period ended December 31, 2006 compared to 122.39% in the same prior year period. The net interest margin for the quarter ended December 31, 2006 was 4.89% compared to 5.23% for the quarter December 31, 2005. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts. The Bank's sizeable adjustable rate loan portfolio and emphasis on consumer, commercial and construction loans with relatively short-terms to maturity has contributed to minimizing the negative impact of the currently inverted/flat yield curve.

Interest Income. Interest income increased $3.8 million, or 30.8%, to $16.1 million for the three months ended December 31, 2006 compared to $12.3 million for the three months ended December 31, 2005. The yield on interest-earning assets was 8.43% for the three months ended December 31, 2006 compared to 7.51% for the same three months ended December 31, 2005. The Federal Reserve Board increased federal funds interest rates four times during the calendar year 2006, resulting in improved yields on both loans and investments upon repricing to the higher current interest rates.

The Bank received a $7,350 dividend on the FHLB of Seattle stock during the quarter ended December 31, 2006 and no dividend for the quarter ended December 31, 2005. The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume with payment of a cash dividend in December 2006.

Interest Expense. Interest expense increased $3.0 million to $6.8 million for the three months ended December 31, 2006, or 80.4% compared to $3.7 million for the three months ended December 31, 2005. Average interest-bearing liabilities increased $110.4 million to $641.6 million for the three months ended December 31, 2006 compared to $531.2 million for the same prior year period. The significant increase in interest expense primarily resulted from the higher rates of interest paid on deposits and FHLB borrowings attributable to Federal Reserve Board short-term interest rate increases during the year ended December 31, 2006. The weighted average interest rate on total deposits increased to 3.97% for the three months ended December 31, 2006 from 2.67% for the same period in the prior year. The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 5.51% for the three months ended December 31, 2006 from 4.22% for the same period in the prior year.

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
                                      Three Months Ended December 31,
                            --------------------------------------------------
                                      2006                        2005
                            ------------------------   -----------------------
                                    Interest                   Interest
                            Average   and     Yield/  Average   and     Yield/
                            Balance Dividends  Cost   Balance Dividends  Cost
                            ------- --------- -----   ------- --------- -----
                                        (Dollars in thousands)
Interest-earning assets:
 Real estate loans         $609,503 $ 13,427   8.74% $498,510  $  9,956  7.92%
 Non-real estate loans      102,120    2,190   8.51    95,418     1,827  7.60
                            -------  -------          -------   -------
   Total net loans (1)      711,623   15,617   8.71   593,928    11,783  7.87

 Mortgage-backed
   securities (2)             8,761      102   4.62    11,675       128  4.35
 Investment
   securities (2)(3)         22,524      280   4.93    24,141       276  4.54
 Daily interest-bearing
  assets                      6,829       89   5.17    13,023       126  3.84
 Other earning assets(4)      7,567       12   0.63     7,350         -     -
   Total interest-earning   -------  -------          -------   -------
     assets                 757,304   16,100   8.43   650,117    12,313  7.51

Non-interest-earning assets:
 Office properties and
   equipment, net            21,452                    12,945
 Other non-interest-earning
   assets                    61,634                    63,931
                            -------                   -------
   Total assets            $840,390                  $726,993
                            =======                   =======

Interest-bearing
liabilities:
 Regular savings accounts  $ 30,615       42   0.54  $ 40,067        56  0.55
 Interest checking accounts 144,190    1,180   3.25   123,573       545  1.75
 Money market deposit
   accounts                 172,492    1,937   4.46   125,943       908  2.86
 Certificates of deposit    207,028    2,389   4.58   198,677     1,781  3.56
                            -------  -------          -------   -------
   Total deposits           554,325    5,548   3.97   488,260     3,290  2.67

 Other interest-bearing
   liabilities               87,249    1,212   5.51    42,945       457  4.22
   Total interest-bearing   -------  -------          -------   -------
     liabilities            641,574    6,760   4.18   531,205     3,747  2.80

Non-interest-bearing
liabilities:
 Non-interest-bearing
   deposits                  91,140                    94,680
Other liabilities             8,848                     9,479
                            -------                   -------
   Total liabilities        741,562                   635,364
Shareholders' equity         98,828                    91,629
   Total liabilities and    -------                   -------
     shareholders' equity  $840,390                  $726,993
                            =======                   =======
Net interest income (5)             $  9,340                  $   8,566
                                    ========                  =========
Interest rate spread                           4.25%                     4.71%
                                             ======                    ======
Net interest margin                            4.89%                     5.23%
                                             ======                    ======

Ratio of average interest-
  earning assets to average
  interest-bearing liabilities               118.04%                   122.39%
                                             ======                    ======
Tax equivalent adjustment (3)       $     22                  $      23
                                    ========                   ========

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

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume with payment in December 2006.

(5)                                       Three Months Ended
                                             December 31,
                                       2006              2005
                                      ------            ------
 Net interest income as reported      $9,318            $8,543
 Tax equivalent effect                    22                23
 Net interest income on a fully        -----             -----
   Tax equivalent basis               $9,340            $8,566
                                       =====             =====

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                             Three Months Ended December 31,
                                                     2006 vs. 2005
                                             ------------------------------
                                             Increase (Decrease)
                                                  Due to           Total
                                             ------------------    Increase
                                             Volume     Rate      (Decrease)
                                             ------    ------      --------
                                                    (In thousands)
   Interest Income:
   Real estate loans                        $ 2,369   $ 1,102       $ 3,471
   Non-real estate loans                        134       229           363
   Mortgage-backed securities                   (34)        8           (26)
   Investment securities                        (19)       23             4
   Daily interest-bearing                       (72)       34           (38)
   Other earning assets                           -        14            14
                                             ------    ------        ------
      Total interest income                   2,378     1,410         3,788
                                             ------    ------        ------
   Interest Expense:
   Regular savings accounts                     (13)       (1)          (14)
   Interest checking accounts                   104       531           635
   Money market deposit accounts                410       619         1,029
   Certificates of deposit                       78       529           607
   Other interest-bearing liabilities           582       174           756
                                             ------    ------        ------
      Total interest expense                  1,161     1,852         3,013
                                             ------    ------        ------
      Net interest income                   $ 1,217   $  (442)      $   775
                                             ======    ======        ======

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2006 was $375,000, compared to $400,000 for the same period in the prior year. Net charge-offs for the current period were $10,000, compared to net charge-offs of $102,000 for the same period last year. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.27% at December 31, 2006, compared to 1.22% at December 31, 2005. Annualized net charge-offs to average net loans for the three-month period ended December 31, 2006 was 0.01% compared to annualized net charge-offs of 0.07% for the same period in the prior year. During the quarter ended December 31, 2006, management evaluated known and inherent risks in the loan portfolio and based on the analysis no changes were made in the estimation, assumptions and allocation of the allowance for loan losses. Management considered the allowance for loan losses at December 31, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income increased $267,000 to $2.4 million for the quarter ended December 31, 2006 compared to $2.1 million for the quarter ended December 31, 2005. Increases in fees and service charges, asset management fees, gains on sale of loans held for sale and bank owned life insurance offset the lower loan servicing income, gain on sale of land and fixed assets and gain on sale of credit card portfolio. The increase of $75,000 in fees and service charges reflects the increase in fees and service charges on deposit accounts and increased broker loan fees. Asset management fees from fiduciary services increased by $126,000 to $504,000 for the quarter ended December 31, 2006, compared to $378,000 for the quarter ended December 31, 2005. RAM Corp. had $288.2 million in total assets under management at December 31, 2006, compared to $219.2 million at December 31, 2005.

In the current quarter, gains on the sale of loans increased $69,000 to $150,000, compared to $81,000 for the quarter ended December 31, 2005 as mortgage refinance activity increased the Company's ability to originate loans for sale.

Non-Interest Expense. Non-interest expense increased $313,000 to $6.5 million for the quarter ended December 31, 2006 compared to $6.1 million for the quarter ended December 31, 2005. The principal component of the Company's non-interest expense is salaries and employee benefits. Salaries and employee benefits were stable at $3.7 million for the three months ended December 31, 2006 and December 31, 2005, respectively. During the current quarter ended December 31, 2006 the accrual for the ESOP expense at September 30, 2006 was reduced by $240,000. The adjustment reflects the extension of the current ESOP expiration date of December 31, 2011 to December 31, 2017. ESOP expense represents the cost of the annual allocation of ESOP shares released to the participants. The $240,000 reduction in ESOP expense reflects the release of 24,633 ESOP shares to the ESOP participants at December 31, 2006 as compared to the original ESOP expense accrual for the release of 49,266 ESOP shares to
ESOP participants.   The reduced ESOP expense was offset by
increased salary and benefit expense reflecting the increased number of employees. Full-time equivalent employees increased to 254 at December 31, 2006 from 236 at December 31, 2005.

Occupancy and depreciation expense totaled $1.2 million for the three months ended December 31, 2006, compared to $954,000 for the three months ended December 31, 2005. The increase in occupancy and depreciation expense reflects the opening in Clark County of the Tech Center branch in the fourth quarter fiscal 2006, the Riverview Service Center which opened in the third quarter of fiscal year 2006 and the Riverview Gateway branch in Portland, Oregon, which opened in the current quarter. Data processing expense decreased by $115,000 to $220,000 for the three months ended December 31, 2006 compared to the $335,000 for the three months ended December 31, 2005. The $115,000 decrease reflects savings from the April 2006 change in service bureaus that perform the Bank's core computer system processing.

The amortization expense of core deposit intangible ("CDI") was $44,000 for the three months ended December 31, 2006 compared to $53,000 for the prior year period. The acquisition of APB and its $79.8 million in deposits created a $526,000 CDI, representing the excess of cost over fair market value of acquired deposits. The acquisition of Today's Bank in July 2003 created CDI of $820,000. CDI is amortized over a ten-year life using an accelerated amortization method.

Professional fees decreased $49,000 to $199,000 for the three months ended December 31, 2006, compared to $248,000 for the three months ended December 31, 2005. Professional fees were higher for the third quarter of the prior year as a result of costs related to the implementation of the Sarbanes-Oxley regulations.

Other non-interest expense increased $112,000 for the three months ended December 31, 2006 to $557,000, compared to $445,000 for the three months ended December 31, 2005.

Provision for Income Taxes. Provision for income taxes was $1.7 million for the three months ended December 31, 2006, compared to $1.4 million for the three months ended December 31, 2005. The effective tax rate for three months ended December 31, 2006 was 33.8% compared to 33.6% for the three months ended December 31, 2005. The Company's overall effective tax rate at December 31, 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Nine Months Ended December 31, 2006 and 2005

Financial Highlights. Net income for the nine months ended December 31, 2006 was $8.8 million, or $0.78 per basic share ($0.77 per diluted share), compared to net income of $7.1 million, or $0.64 per basic share ($0.63 per diluted share) for the nine months ended December 31, 2005. The Company's improved operating results reflect growth in average interest earning-assets and interest-bearing liabilities.

The annualized return on average assets was 1.45% for the nine months ended December 31, 2006, compared to 1.34% for the nine months ended December 31, 2005. For the same periods, the annualized return on average common equity was 12.15% compared to 10.78%. The Company's efficiency ratio (non-interest expense divided by net interest income plus non-interest income) was 56.90% for the nine months ended December 31, 2006 as compared to 60.58% for the same period in the prior year.

Net Interest Income. Net interest income for the nine months ended December 31, 2006 was $27.5 million, representing a $3.7 million, or a 15.7% increase, compared to $23.7 million for the same prior year period. This improvement reflected a 14.0% increase in the average balance of interest-earning assets (primarily increases in the average balance of commercial real estate loans, partially offset by a decrease in the average balance of residential mortgage loans, and mortgage-backed securities, investment securities and daily interest earning accounts) to $726.9 million. The increase in interest-earning assets was offset by a 16.0% increase in average balance of interest-bearing liabilities (an increase in all deposit categories except savings accounts) to $609.0 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 119.35% in the nine-month period ended December 31, 2006 from 121.41% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $45.6 million and $34.2 million, for the nine months ended December 31, 2006 and 2005, respectively. The increased interest income of $11.4 million reflects the 14.0% increase in the average balance of interest earning assets for the current nine month period compared to the same period in the prior year, which was attributable to increased loan originations. The yield on interest-earning assets was 8.33% for the nine months ended December 31, 2006 compared to 7.13% for the nine months ended December 31, 2005. The increased yield in all loan categories reflects the increase in the prime rate and other indices used to originate and reprice our loans as a result of the Federal Reserve Board increasing short-term interest rates during this period.

Interest Expense. Interest expense was $18.1 million for the nine months ended December 31, 2006 an increase of 74.0% from $10.4 million for the same period in the prior year. Average interest-bearing liabilities increased $83.9 million to $609.0 million for the nine months ended December 31, 2006 from $525.2 million for the same prior year period. The change in interest expense reflects the higher market rates of interest paid on deposits and FHLB borrowings and the increased balance of interest-bearing liabilities when comparing average balances at December 31, 2006 and December 31, 2005. The weighted average interest rate on total deposits increased to 3.72% for the nine months ended December 31, 2006 from 2.46% for the same period in the prior year. The weighted average interest rate of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 5.39% for the nine months ended December 31, 2006 from 4.35% for same period in the prior year.

                                       Nine Months Ended December 31,
                            --------------------------------------------------
                                      2006                        2005
                            ------------------------   -----------------------
                                    Interest                   Interest
                            Average   and     Yield/  Average   and     Yield/
                            Balance Dividends  Cost   Balance Dividends  Cost
                            ------- --------- -----   ------- --------- -----
                                          (Dollars in thousands)
Interest-earning assets:
 Real estate loans         $582,192  $ 37,931  8.65% $471,019  $ 27,259  7.68%
 Non-real estate loans       98,728     6,289  8.45    98,127     5,131  6.94
                            -------   -------         -------   -------
   Total net loans (1)      680,920    44,220  8.62   569,146    32,390  7.55

 Mortgage-backed
   securities(2)              9,346       325  4.62    12,654       411  4.31
 Investment securities(2)(3) 23,116       848  4.87    24,092       797  4.39
 Daily interest-bearing
   assets                     5,960       229  5.10    24,454       630  3.42
 Other earning assets (4)     7,567        20  0.35     7,253         -     -
   Total interest-earning   -------   -------         -------   -------
     assets                 726,909    45,642  8.33   637,599    34,228  7.13

Non-interest-earning assets:
 Office properties and
   equipment, net            20,039                    10,562
 Other non-interest-earning
   assets                    61,728                    60,190
                            -------                   -------
   Total assets            $808,676                  $708,351
                            =======                   =======
Interest-bearing liabilities:
 Regular savings accounts  $ 33,721       139  0.55  $ 38,766       160  0.55
 Interest checking accounts 139,944     3,285  3.12   126,579     1,452  1.52
 Money market deposit
   accounts                 149,505     4,719  4.19   117,556     2,279  2.57
 Certificates of deposit    201,048     6,535  4.31   193,619     4,929  3.38
                            -------   -------         -------   -------
   Total deposits           524,218    14,678  3.72   476,520     8,820  2.46

Other interest-bearing
  liabilities                84,819     3,442  5.39    48,636     1,595  4.35
   Total interest-bearing   -------   -------         -------   -------
     liabilities            609,037    18,120  3.95   525,156    10,415  2.63

Non-interest-bearing liabilities:
 Non-interest-bearing
   deposits                  94,082                    87,007
 Other liabilities            8,947                     8,429
                            -------                   -------
   Total liabilities        712,066                   620,592
 Shareholders' equity        96,610                    87,759
   Total liabilities and    -------                   -------
     shareholders' equity  $808,676                  $708,351
                            =======                   =======
Net interest income (5)               $27,522                   $23,813
                                       ======                    ======
Interest rate spread                           4.38%                     4.50%
                                             ======                    ======
Net interest margin                            5.03%                     4.96%
                                             ======                    ======
Ratio of average interest-earning assets
to average interest-bearing liabilities      119.35%                   121.41%
                                             ======                    ======
Tax equivalent adjustment (3)         $    64                   $    77
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

(4) The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume with payment in December 2006.

(5)                                          Nine Months Ended
                                                 December 31,
                                              2006          2005
                                             ------        ------
 Net interest income as reported            $27,458       $23,736
 Tax equivalent effect                           64            77
 Net interest income on a fully              ------        ------
   Tax equivalent basis                     $27,522       $23,813
                                             ======        ======
                                     28

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                             Nine Months Ended December 31,
                                                     2006 vs. 2005
                                             ------------------------------
                                             Increase (Decrease)
                                                  Due to           Total
                                             ------------------    Increase
                                             Volume     Rate      (Decrease)
                                             ------    ------      --------
                                                    (In thousands)
   Interest Income:
   Real estate loans                        $ 6,952   $ 3,720       $10,672
   Non-real estate loans                         31     1,127         1,158
   Mortgage-backed securities                  (113)       27           (86)
   Investment securities                        (34)       57            23
   Daily interest-bearing                      (602)      229          (373)
   Other earning assets                           -        20            20
                                             ------    ------        ------
      Total interest income                   6,234     5,180        11,414
                                             ------    ------        ------
   Interest Expense:
   Regular savings accounts                     (21)        -           (21)
   Interest checking accounts                   167     1,666         1,833
   Money market deposit accounts                735     1,705         2,440
   Certificates of deposit                      196     1,410         1,606
   Other interest-bearing liabilities         1,398       449         1,847
                                             ------    ------        ------
      Total interest expense                  2,475     5,230         7,705
                                             ------    ------        ------
      Net interest income                   $ 3,759   $   (50)      $ 3,709
                                             ======    ======        ======

Provision for Loan Losses. The provision for loan losses was $1.3 million for the nine months ended December 31, 2006, unchanged from the same period in the prior year. Net recoveries for the nine months ended December 31, 2006 were $82,000, compared to $533,000 net charge-offs for the same period of last year. The ratio of allowance for loan losses to total net loans increased to 1.22% from 1.16% at December 31, 2005. Annualized net recoveries to average net loans for the nine-month period ended December 31, 2006 was 0.02% compared to annualized net charge-offs of 0.12% for the same period in the prior year. During the nine months ended December 31, 2006, management evaluated known and inherent risks in the loan portfolio and changes were made in the estimation, assumptions and allocation of the allowance for loan losses to reflect the changing housing market. The estimated loan loss rate was increased by 0.125% to 1.125% for land and lots for development, speculative construction loans (for properties not under contract) and raw land loans. Management considered the allowance for loan losses at December 31, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality".

Non-Interest Income. Non-interest income was stable at $6.8 million for the nine-month periods ended December 31, 2006 and December 31, 2005, respectively. For the nine months ended December 31, 2006, the fees and service charges decreased $229,000 to $4.3 million as compared to $4.5 million for the same period in the prior year. The $229,000 decrease in fees and service charges reflects the $238,000 decrease in credit card fees resulting from the sales of the credit card portfolio. The decrease in credit card fees was partially offset by increases in fees earned on deposit accounts and broker loan fees.

Loan servicing income for the nine months ended December 31, 2006 and December 31, 2005, respectively, includes a $25,000 write-up to the market value of MSR. For the same nine-month periods in 2006 and 2005, loan-servicing income also included amortization of MSR of $150,000 and $186,000, respectively.

Asset management services income was $1.4 million for the nine months ended December 31, 2006, compared to $1.1 million for the nine months ended December 31, 2005. RAM Corp. had $288.2 million in total assets under management at December 31, 2006, compared to $219.2 million at December 31, 2005.

Non-Interest Expense. Non-interest expense increased $1.0 million, or 5.4%, to $19.5 million for the nine-month period ended December 31, 2006, compared to $18.5 million for the nine months ended December 31, 2005.

The principal component of the Company's non-interest expense is salaries and employee benefits. For the nine months ended December 31, 2006, salaries and employee benefits, which include mortgage broker commission compensation, was $11.1 million, an increase of 5.1% from $10.5 million for the nine months ended December 31, 2005. As previously discussed during third quarter of fiscal year 2007, the accrual for ESOP expense at September 30, 2006, which is included in salary and employee benefits, was reduced by $240,000. Full-time equivalent employees increased to 254 at December 31, 2006 from 236 at December 31, 2005, which is principally attributable to the increase in branch and support staff. The addition of the Riverview Service Center, the Tech Center branch and Gateway branch contributed to increases in occupancy, depreciation, telecommunication and other expense. Data processing expense totaled $777,000 for the nine months ended December 31, 2006, a $296,000 decrease from $1.1 million for the same period in prior year. The decrease in data processing expense reflects the savings from the April 2006 change in service bureaus that perform the Bank's core computer processing and the reduction of expense as a result of the sale of the credit card portfolio during second quarter of fiscal year 2006.

The amortization of CDI was $140,000 for the nine months ended December 31, 2006 compared to $157,000 for the same period in the prior year.

Provision for Income Taxes. Provision for federal income taxes was $4.6 million for the nine months ended December 31, 2006, compared to $3.6 million for the nine months ended December 31, 2005 as a result of higher income before taxes. The effective tax rate for the nine months ended December 31, 2006 was 34.2% compared to 33.6% for the nine months ended December 31, 2005. The Company's overall effective tax rate takes into account Oregon apportionment factors for property, payroll and sales.

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

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. As of April 22, 2006, the Company transitioned its financial core processing systems to new platforms. Implementation of the new systems necessarily involved changes to our procedures for control over financial reporting. The new systems were subjected to extensive testing prior to and after April 22, 2006. We have not experienced any significant difficulties to date in connection with the implementation or operation of the new system. We have not fully tested application controls covering this new system, but we plan to do so during the current year in connection with management's assessment of internal controls over financial reporting. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended December 31, 2006, except as referenced above, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

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

Item 1A. Risk Factors
         ------------

       There have been no material changes to the risk factors previously disclosed in the 2006 Form 10-K.


Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
        ----------------------------------------------------------

        There were no stock repurchases during the quarter ended December 31, 2006.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits
        --------
        (a)   Exhibits:

           3.1    Articles of Incorporation of the Registrant (1)
           3.2    Bylaws of the Registrant (1)
           4      Form of Certificate of Common Stock of the Registrant (1)
           10.1   Employment Agreement with Patrick Sheaffer (2)
           10.2   Employment Agreement with Ronald A. Wysaske (2)
           10.3   Severance Agreement with Karen Nelson (2)
           10.4   Severance Agreement with John A. Karas (3)
           10.5   Employee Severance Compensation Plan (2)
           10.6   Employee Stock Ownership Plan (4)
           10.7   Management Recognition and Development Plan (5)
           10.8   1998 Stock Option Plan (5)
           10.9   1993 Stock Option and Incentive Plan (5)
           10.10  2003 Stock Option Plan (6)
           10.11 Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
           10.12 Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
           11     Statement recomputation of per share earnings (See Note 4
                   of Notes to Consolidated Financial Statements contained herein.)
           31.1   Certifications of the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
           31.2   Certifications of the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
           32     Certifications of the Chief Executive Officer and Chief
                   Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6) Filed as Exhibit 99 to the Registration Statement on Form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.

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


Date: February 5, 2007                Date: February 5, 2007

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

Exhibit 31.1
------------
Section 302 Certification

I, Patrick Sheaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 of Riverview Bancorp, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  February 5, 2007          /S/ Patrick Sheaffer
                                 ----------------------------------
                                 Patrick Sheaffer
                                 Chairman and Chief Executive Officer

Exhibit 31.2
------------
Section 302 Certification

I, Ron Dobyns, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 of Riverview Bancorp, Inc.;

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

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

 Date:  February 5, 2007           /S/ Ron Dobyns
                                   -------------------------
                                   Ron Dobyns
                                   Chief Financial Officer

                                  Exhibit 32
                                  ----------

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                           RIVERVIEW BANCORP, INC.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 that:

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


Dated:  February 5, 2007                Dated:  February 5, 2007