Form 10-K
period 2007-03-31
RIVERVIEW BANCORP INC
filed 2007-06-13
CIK 1041368

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the Fiscal Year Ended March 31, 2007      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 0-22957

                           RIVERVIEW BANCORP, INC.
 -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Washington                                         91-1838969
 ----------------------------                           ----------------
(State or other jurisdiction of                         (I.R.S. Employer
                                                          I.D. Number)
 incorporation or organization)

900 Washington St., Ste. 900,Vancouver, Washington            98660
--------------------------------------------------      ----------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (360) 693-6650
                                                        ----------------

Securities registered pursuant to
Section 12(b) of the Act:                                     None
                                                        ----------------
Securities registered pursuant to
Section 12(g) of the Act:                    Common Stock, Par Value $.01 per
                                             Share the Nasdaq Stock Market LLC
                                             ---------------------------------
                                                      (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes         No    X
                                                -----       -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes         No    X
                                                          -----       -----

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K   X
                                         -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act)   Yes         No    X
                                -----       -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Market System under the symbol "RVSB" on September 30, 2006 was approximately $156,268,872 (11,575,472 shares at $13.50 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders (including the Riverview Bancorp, Inc. Employee Stock Ownership Plan) are affiliates. As of June 8, 2007, there were issued and outstanding 11,627,980 shares of the registrant's common stock.

          DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of registrant's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

                                  PART I

Item 1.  Business
-----------------

General

Riverview Bancorp, Inc. ("the Company"), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the "Bank"). On July 18, 2003, the Company completed the acquisition of Today's Bancorp, Inc. ("Today's Bancorp"). The acquisition of Today's Bancorp's $122.3 million of assets and $105.1 million of deposits were accounted for using the purchase method of accounting. On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"). The acquisition of APB's $128.5 million of assets and $80.0 million of deposits were accounted for using the purchase method of accounting. At March 31, 2007, the Company had total assets of $820.3 million, total deposit accounts of $665.4 million and shareholders' equity of $100.2 million. The Company's executive offices are located at 900 Washington Street. All references to the Company herein include the Bank where applicable.

Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

The Company is a progressive, community-oriented financial services company, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial real estate, one-to-four family residential real estate, construction, and commercial and consumer loans. Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.38% at March 31, 2007. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark county, three in the Portland metropolitan area and three lending centers.

In order to support its strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company's efficiency ratios reflect this investment and will likely remain relatively high by industry standards for the foreseeable future because of the emphasis on growth and local, personal service. Control of non-interest expenses remains a high priority for the Company's management.

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

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this Form 10-K contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in the Company's Annual Report. The Company has used "forward-looking statements' to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate value and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statement that may be made on behalf of the Company.

Market Area

The Company conducts operations from its home office in Vancouver and 18 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Wood Village and Aumsville, Oregon. The Company's market area for lending and deposit taking activities encompasses Clark, Cowlitz, Skamania and Klickitat counties in Washington, as well as Multnomah, Clackamas and Marion counties in Oregon, and throughout the Columbia River Gorge area. The Company operates a trust and financial services company, Riverview Asset Management Corp., located in downtown Vancouver, Washington. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division located at the downtown Vancouver headquarters and the Portland lending office offers commercial and business banking services.

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

Lending Activities

General. At March 31, 2007, the Company's total net loans receivable, including loans held for sale, amounted to $683.0 million, or 83.3% of total assets at that date. The principal lending activity of the Company is the origination of mortgage loans through its mortgage banking activities, including loans collateralized by commercial properties, land for development, and residential construction loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

In prior years Riverview reported and disclosed the composition of its loan portfolio based on collateral with a focus upon residential construction and
permanent financing activities   a view that was consistent with Riverview's
background as a thrift organization. However, since 1998 and more pronounced in recent years, Riverview has strategically migrated its lending focus to one similar to a commercial bank. This intended strategy is evident not only in the changing mix of the loan portfolio that has occurred organically but also has been accomplished through the Company's recent acquisitions of community banks that emphasized commercial lending activities. To align with the strategic direction of the Company, and to better conform to established industry practices, we have modified certain loan disclosures to reflect the increasingly commercial nature of our loan portfolio, and to classify loan types based on loan purpose, rather than collateral. All impacted tables and loan disclosures in this Form 10-K reflect these new disclosure and the related reclassifications.

Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                      At March 31,
                                   -----------------------------------------------------------------------------------
                                        2007             2006             2005             2004              2003
                                   --------------   --------------   --------------   ---------------   --------------
                                   Amount Percent   Amount Percent   Amount Percent   Amount  Percent   Amount Percent
                                   ------ -------   ------ -------   ------ -------   ------  -------   ------ -------
                                                        (Dollars in thousands)
Commercial and construction:
 Commercial                      $ 91,174  13.18% $ 90,083  14.29% $ 78,280  18.02% $ 57,578   14.92% $ 34,145  11.21%
 Other real estate mortgage       360,930  52.19   329,631  52.30   220,813  50.84   206,850   53.59   135,665  44.55
 Real estate construction         166,073  24.01   137,598  21.83    58,699  13.51    49,042   12.70    50,753  16.66
   Total commercial and           -------  -----   -------  -----   -------  -----   -------   -----   -------  -----
    construction                  618,177  89.38   557,312  88.42   357,792  82.37   313,470   81.21   220,563  72.42

Consumer:
 Real estate one-to-four family    69,808  10.10    64,091  10.17    69,455  15.99    67,699   17.53    80,257  26.36
 Other installment                  3,619   0.52     8,899   1.41     7,107   1.64     4,846    1.26     3,730   1.22
                                  -------  -----   -------  -----   -------  -----   -------   -----   -------  -----
Total consumer loans               73,427  10.62    72,990  11.58    76,562  17.63    72,545   18.79    83,987  27.58

Total loans and loans held
 for sale                         691,604 100.00%  630,302 100.00%  434,354 100.00%  386,015  100.00%  304,550 100.00%

Less:
Allowance for loan losses           8,653            7,221            4,395            4,481             2,739
                                  -------          -------          -------          -------           -------
Total loans receivable, net (1)  $682,951         $623,081         $429,959         $381,534          $301,811
                                  =======          =======          =======          =======           =======

(1) Includes loans held for sale of none, $65,000, $510,000, $407,000 and $1.5 million at March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Loan Portfolio Composition. The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

COMPOSITION OF COMMERCIAL AND CONSTRUCTION LOAN TYPES BASED ON LOAN PURPOSE
---------------------------------------------------------------------------
                               Commercial             Other        Real
                            & Construction            Real Estate  Estate
                                 Total     Commercial Mortgage    Construction
                              ------------ ---------- ----------- ------------
   March 31, 2007                        (Dollars in thousands)
   --------------
 Commercial                       $91,174   $91,174    $     -      $     -
 Commercial construction           56,226         -          -       56,226
 Office buildings                  62,310         -     62,310            -
 Warehouse/industrial              40,238         -     40,238            -
 Retail/shopping centers/
 strip malls                       70,219         -     70,219            -
 Assisted living facilities        11,381         -     11,381            -
 Single purpose facilities         41,501         -     41,501            -
 Land                             103,240         -    103,240            -
 Multi-family                      32,041         -     32,041            -
 One-to-four family               109,847         -          -      109,847
                                  -----------------------------------------
   Total                         $618,177   $91,174   $360,930     $166,073
                                  =========================================

   March 31, 2006
   --------------
 Commercial                       $90,083   $90,083   $      -     $      -
 Commercial construction           43,715         -          -       43,715
 Office buildings                  44,538         -     44,538            -
 Warehouse/industrial              47,945         -     47,945            -
 Retail/shopping centers/
 strip malls                       75,877         -     75,877            -
 Assisted living facilities        11,576         -     11,576            -
 Single purpose facilities         41,506         -     41,506            -
 Land                              77,084         -     77,084            -
 Multi-family                      31,105         -     31,105            -
 One-to-four family                93,883         -          -       93,883
                                  -----------------------------------------
   Total                         $557,312   $90,083   $329,631     $137,598
                                  =========================================

Commercial Lending. Commercial loans are generally made to customers who are well known to the Company and are typically secured by all business assets or other property. The Company's commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Repayment of commercial business loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Other Real Estate Mortgage Lending. At March 31, 2007, the other real estate lending portfolio balance totaled $360.9 million, or 52.19% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities, land and multi-family primarily located in our market area.

The Company actively pursues other real estate loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Because our loan portfolio contains a significant number of commercial and multifamily real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in the provision for loan losses and an increase in loan charge-offs which could adversely impact our results of operations and financial condition. Compared to one-to-four family first mortgage loans, land loans may involve larger loan balances to single borrowers, and the payment experience may be dependent on the successful development of the land and the sale of the lots. These risks can be significantly impacted by supply and demand conditions. If the borrower is a corporation, personal guarantees are generally required and obtained from the corporate principals based upon a review of their personal financial statements and individual credit reports.
A portion of the commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than one-to-four family residential loans.

Both fixed and adjustable-rate loans are offered on other real estate loans. Adjustable-rate other real estate loans are originated with rates that generally adjust after an initial period ranging from one to five years. Adjustable-rate other real estate loans are generally priced utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.5%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. Both adjustable-rate mortgages and fixed-rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee.

The maximum loan-to-value ratio for other real estate loans is generally 75% for both purchases and refinances. Appraisals are required on all properties securing other real estate loans. Independent appraisers designated by us perform appraisals. Other real estate loan borrowers with outstanding balances in excess of $500,000 are required to submit annual financial statements and tax returns. The subject property is inspected at least every two years if the loan balance exceeds $500,000. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65% of the estimated developed value of the secured property. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

Loans originated on a fixed-rate basis generally are originated at fixed terms up to five years, with amortization terms up to 25 years. Interest rates on fixed-rate loans are generally established utilizing the Federal Home Loan Bank of Seattle's fixed advance rate for an equivalent period plus a margin. Depending on the market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties.

The average size loan in the other real estate loan portfolios was approximately $694,000 as of March 31, 2007. The Company targets individual other real estate loans between $500,000 and $5.0 million; however, the loan policy allows origination of loans to one borrower up to 15% of the Bank's capital. The largest other real estate loan as of March 31, 2007 was an office building with an outstanding principal balance of $8.8 million located in Vancouver, Washington. This loan is performing according to the loan payment terms, as were all other real estate loans as of March 31, 2007, except for two non-accrual loans with a balance of $226,000.

Real Estate Construction. The real estate construction loan portfolio, not including loan commitments, totaled $166.1 million at March 31, 2007. The Company actively originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and
(iii) construction/permanent loans.  Subject to market conditions, the

Company intends to increase its residential construction lending activities. The Company also originates construction loans for the development of multi-family and commercial properties.

The composition of the Company's construction loan portfolio including loan commitments at March 31, 2007 and 2006 was as follows:

                                                At March 31,
                                      ------------------------------------
                                              2007              2006
                                      ------------------ -----------------
                                      Amount(1)  Percent Amount(1) Percent
                                      --------   ------- --------  -------
                                             (Dollars in thousands)
Speculative construction              $119,944    50.59% $111,699   53.06%
Commercial/multi-family construction    82,248    34.69    73,436    34.88
Custom/presold construction             18,818     7.93     3,752     1.78
Construction/permanent                  16,096     6.79    21,631    10.28
                                      --------   ------- --------  -------
   Total                              $237,106   100.00% $210,518   100.00%
                                      ========   ======= ========  =======
(1)Includes loans in process.

Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. At March 31, 2007, the Company had 34 borrowers with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $73.5 million and were performing according to original terms.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2007, the largest custom construction loan and presold construction loan had outstanding balances of $315,000 and $964,000, respectively, and were performing according to original terms.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan's interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date. See " Mortgage Brokerage," " Loan Originations, Sales and Purchases" and " Mortgage Loan Servicing." At March 31, 2007, the largest outstanding construction/permanent loan had an outstanding balance of $510,000 and was performing according to its original terms.

The Company also provides construction financing for non-residential properties such as multi-family and commercial properties. The Company has increased its commercial lending resources with the intent of increasing the amount of other real estate loan balances such as construction commercial and construction multi-family loans. The commercial construction loans outstanding at March 31, 2007 were $56.2 million and the loan commitment amount was $86.3 million. At March 31, 2007, the largest construction commercial loan had an outstanding balance of $6.2 million and was performing according to its original repayment terms.

The loan-to-value ratio, maturity and other provisions of the loans generally have reflected the Bank's policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and the Bank's underwriting standards. The Bank's current lending policy on residential real estate construction loans generally limits the maximum loan-to-value ratio to 80% of the appraised value of the property for loans to individuals and 75% of the appraised market value of the project for loans to developers, provided that the loan does not exceed 85% of total costs to complete the project. The minimum cash equity required for an individual construction loan is 15%. The minimum cash equity required for a developer loan is 15% of total costs, with up to 50% of appreciated land equity being considered as cash equity provided certain conditions are met. In addition, for loans to tract developers, the loan to discounted cash flow or bulk sale value generally may not exceed 85%. Development plans are required from both individuals and developers prior to making the loan. The Bank's loan officers are required to personally visit the proposed site of the development and the sites of competing developments. The Bank requires that developers maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, loans to an individual generally do not exceed one year while loans to developers generally do not exceed 18 months. Substantially all of the Bank's residential construction loans have adjustable rates of interest based on the Wall Street Journal Prime Rate and, during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. The Company addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices. In addition, because the Company's construction lending is in its primary market area, changes in the local economy and real estate market could adversely affect the Company's construction loan portfolio and the Company's ability to continue to originate a significant amount of construction loans. At March 31, 2007, the Company had no construction loans on non-accrual status.

Consumer Lending. Consumer loans totaled $73.4 million at March 31, 2007, or 10.62% of total loans. Consumer lending is comprised of one-to-four family mortgage loans, home equity lines of credit, land loans for the future construction of one-to-four family homes, totaling $69.8 million, and other secured and unsecured consumer loans, totaling $3.6 million at March 31, 2007.

One-to-four family residences located in the Company's primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years, and the Company also offers balloon mortgage loans with terms of either five or seven years. The Company originates both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on one-year constant maturity U.S. Treasury index or other index. The ability to generate volume in ARMs, however, is largely a function of consumer preference and the interest rate environment. At March 31, 2007, the Company had no one-to-four family residential real estate loans on non-accrual status.

In addition to originating one-to-four family loans for its portfolio, the Company is an active mortgage broker for several third party mortgage lenders. In recent periods, these mortgage brokerage activities have reduced the volume of fixed rate one-to-four family loans that are originated and sold by the Company. See " Loan Originations, Sales and Purchases" and " Mortgage Brokerage."

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2007, the Company had no consumer loans non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2007 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees.

                                            After    After
                           Within   1-3     3-5      5-10    Beyond
                           1 Year   Years   Years    Years   10 Years   Total
                           ------   -----   -----    -----   --------   -----
Commercial and construction            (Dollars in thousands)
 Commercial
  Adjustable rate         $53,823 $ 7,975 $ 7,242  $ 4,819   $   61   $73,920
  Fixed rate                2,541   6,053   7,557      958      145    17,254
 Other real estate mortgage
  Adjustable rate          73,680  30,142  13,344  162,215   14,391   293,772
  Fixed rate               10,919  21,412  18,151   15,770      906    67,158
 Real estate construction
  Adjustable rate         115,553  16,831       -    9,521    1,372   143,277
  Fixed rate               16,316     325       -    5,803      352    22,796
   Total commercial &     -------  ------  ------  -------   ------   -------
    construction          272,832  82,738  46,294  199,086   17,227   618,177

Consumer
 Real estate one-to-four family
  Adjustable rate              37   1,095     513      513   36,331    38,489
  Fixed rate                3,432   5,511   9,975    1,180   11,221    31,319
 Other installment
  Adjustable rate             303      48       -      375       72       798
  Fixed rate                  477     724     890      463      267     2,821
                          -------  ------  ------  -------   ------   -------
   Total consumer           4,249   7,378  11,378    2,531   47,891    73,427
                          -------  ------  ------  -------   ------   -------
 Total net loans         $277,081 $90,116 $57,672 $201,617  $65,118  $691,604
                          =======  ======  ======  =======   ======   =======

The following table sets forth the dollar amount of all loans due one year after March 31, 2007, which have fixed interest rates or have floating or adjustable interest rates.

                                     Fixed-          Floating or
                                     Rates      Adjustable Rates
                                     -----      ----------------
                                         (In thousands)
   Commercial                      $ 14,713           $ 20,097
   Other real estate mortgage        56,239            220,092
   Real estate construction           6,480             27,724
   Real estate one-to-four family    27,887             38,452
   Other installment                  2,344                495
                                     ------            -------
      Total                        $107,663           $306,860
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

The Company's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, if any, and in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Company's lending policy requires borrowers to obtain certain types of insurance to protect the Company's interest in any collateral securing the loan. Loans are approved at various levels of management, depending upon the amount of the loan.

The Company's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2007 the Company's lending limit under this restriction was $12.7 million and, at that date, the Company's largest single loan to one borrower was $11.4 million, which was performing according to its original terms.

Loan Commitments. The Company issues commitments to originate commercial loans, commercial real estate mortgage loans, commercial construction loans, residential mortgage loans and consumer loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments. At March 31, 2007, the Company had outstanding commitments to originate loans of $14.9 million.

Loan Originations, Sales and Purchases. While the Company originates adjustable-rate and fixed-rate loans, its ability to generate each type of loan depends upon relative customer demand for loans in its primary market area. During the years ended March 31, 2007 and 2006, the Company's total loan originations, including mortgage loans originated for sale and participations purchased, were $611.9 million and $677.8 million, respectively, of which 80.26% and 82.84%, respectively, were subject to periodic interest rate adjustment and 19.74% and 17.16%, respectively, were fixed-rate loans.

The Company customarily sells the fixed-rate residential one-to-four family mortgage loans that it originates with maturities of 15 years or more to Federal Home Loan Mortgage Corporation ("FHLMC") as part of its asset liability strategy. Mortgage loans are sold to FHLMC on a non-recourse basis where-by foreclosure losses are generally the responsibility of FHLMC and not the Company. Servicing is retained on loans sold to FHLMC. The sale of these loans allows the Company to continue to make loans during periods when savings flow declines or funds are not otherwise available for lending purposes; however, the Company assumes an increased risk if these loans cannot be sold in a rising interest rate environment. Changes in the level of interest rates and the condition of the local and national economies affect the amount of loans originated by the Company and demanded by investors to whom the loans are sold. Generally, the Company's residential one-to-four family mortgage loan origination, and sale and mortgage brokerage activity (described below) and, therefore, its results of operations, may be adversely affected by an increasing interest rate environment to the extent such environment results in decreased loan demand by borrowers and/or investors. Accordingly, the volume of loan originations and the profitability related to the sale or brokerage of one-to-four family mortgage loans can vary significantly from period to period. During periods of reduced loan demand, the Company's profitability may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Interest rates on residential one-to-four family mortgage loan applications are typically locked with customers and FHLMC during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

There can be no assurance that the Company will be successful in its efforts to reduce the risk of interest rate fluctuation between the time of mortgage loan origination and the time of the ultimate sale of the loan. To the extent that the Company does not adequately manage its interest rate risk, the Company may incur significant mark-to-market losses or losses relating to the sale of such loans, adversely affecting its financial condition and results of operations.

The following table shows total loans originated, sold and repaid during the periods indicated.

                                                For the Years Ended March 31,
                                                -----------------------------
                                                  2007       2006       2005
                                                  ----       ----       ----
                                                      (In thousands)
Total net loans receivable and loans held for
  sale at beginning of period                  $623,081   $429,959   $381,534
                                                -------    -------    -------
Loans originated:
  Other real estate mortgage                    122,365    191,601     98,590
  Real estate construction                      190,594    153,409    101,801
  Commercial                                    210,753    258,056    163,884
  Consumer                                       54,817     62,219     64,480
                                                -------    -------    -------
    Total loans originated                      578,529    665,285    428,755

Loans purchased:
  Other real estate mortgage                      5,915     12,526      5,664
  Real estate construction                       27,311          -          -
  Commercial                                        145          -          -
                                                -------    -------    -------
    Total loans purchased                        33,371     12,526      5,664

Loans sold:
  Other real estate mortgage                    (11,941)    (4,931)         -
  Real estate construction                       (5,940)         -          -
  Consumer (one-to-four family)                 (17,031)   (23,402)   (22,840)
                                                -------    -------    -------
    Total loans sold                            (34,912)   (28,333)   (22,840)

Repayment of principal                         (516,347)  (573,707)  (363,607)
American Pacific Bank acquisition                     -    120,077          -
Increase (decrease) in other items, net            (771)    (2,726)       453
                                                -------    -------    -------
Net increase in loans                            59,870    193,122     48,425
                                                -------    -------    -------
Total net loans receivable and loans held for
  sale at end of period                        $682,951   $623,081   $429,959
                                                =======    =======    =======

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs ten commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominately in the Portland metropolitan area, as well as for the Company. The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.55% of the loan amount. During the year ended March 31, 2007, brokered loans totaled $250.7 million (including $48.0 million brokered to the Company). Gross fees of $2.2 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2007. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing. The Company is a qualified servicer for FHLMC. The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC. Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans.

The Company generally retains the servicing rights on the fixed-rate mortgage loans that it sells to FHLMC. At March 31, 2007, total loans serviced for others was $130.6 million, of which $110.8 million was sold to FHLMC.

The value of mortgage servicing rights is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans repay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company may be required to recognize this decrease in value by taking a charge against its earnings, which would cause its net income to decrease. The Company has experienced stable prepayments of mortgages even as there was a slight increase in interest rates during the past two years, which has impacted the value of the servicing asset. Accordingly, the Company recognized a decrease of $25,000 and $24,000 for fiscal years ended March 31, 2007 and 2006, respectively in its valuation allowance for mortgage servicing rights reflecting the increase in mortgage interest rates and stable prepayment speeds. The Company believes, based on historical experience that the amount of prepayments and the related impairment charges should decrease as interest rates increase.

Loan Origination and Other Fees.  The Company generally receives loan
origination fees and discount "points."   Loan fees and points are a
percentage of the principal amount of the loan that is charged to the borrower for funding the loan. The Company usually charges origination fees of 1.5% to 2.0% on one-to-four family residential real estate loans, long-term commercial real estate loans and residential construction loans. Commercial loan fees are based on terms of the individual loan. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are recognized as gain on sale of loans. The Company had $3.7 million of net deferred loan fees at March 31, 2007. The Company also receives loan servicing fees on the loans it sells and on which it retains the servicing rights. See Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Delinquencies. The Company's collection procedures for all loans except other installment loans provide for a series of contacts with delinquent borrowers. A late charge delinquency notice is first sent to the borrower when the loan secured by real estate becomes 17 days past due. A follow-up telephone call, or letter if the borrower cannot be contacted by telephone, is made when the loan becomes 22 days past due. A delinquency notice is sent to the borrower when the loan becomes 30 days past due. When payment becomes 60 days past due, a notice of default letter is sent to the borrower stating that foreclosure proceedings will commence unless the delinquency is cured. If a loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings. In certain instances, however, the Company may decide to modify the loan or grant a limited moratorium on loan payments to enable borrowers to reorganize their financial affairs.

A delinquent installment loan borrower is contacted when the loan is 15 days past due. A letter of intent to repossess collateral is mailed to the borrower after the loan becomes 45 days past due and repossession proceedings are initiated after the loan becomes 90 days delinquent.

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

Nonperforming Assets. Loans are reviewed regularly and it is the Company's general policy that when a loan is 90 days delinquent or when collection of interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

The following table sets forth information with respect to the Company's nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 (as amended by SFAS No. 114), Accounting by Debtors and Creditors for Troubled Debt Restructuring.

                                                  At March 31,
                                 --------------------------------------------
                                 2007      2006      2005      2004      2003
                                 ----      ----      ----      ----      ----
                                              (Dollars in thousands)
Loans accounted for on a non-
 accrual basis:
  Commercial                     $  -      $  -      $ 97     $ 872     $   -
  Other real estate mortgage      226       415       198       340         -
  Consumer                          -         -       161        89       323
                                 ----      ----      ----     -----      ----
    Total                         226       415       456     1,301       323
                                 ----      ----      ----     -----      ----
Accruing loans which are
  contractually past due 90
  days or more                      -         -         -         -         -
                                 ----      ----      ----     -----      ----
Total of non-accrual and
  90 days past due loans          226       415       456     1,301       323
                                 ----      ----      ----     -----      ----

Real estate owned                   -         -       270       742       425
                                 ----      ----      ----     -----      ----
  Total nonperforming assets    $ 226     $ 415     $ 726    $2,043     $ 748
                                 ====      ====      ====     =====      ====

Total loans delinquent 90 days
  or more to net loans           0.03%     0.07%     0.10%     0.34%     0.11%

Total loans delinquent 90 days
  or more to total assets        0.03      0.05      0.08      0.25      0.08

Total nonperforming assets to
  total assets                   0.03      0.05      0.13      0.39      0.18

The gross amount of interest income on the non-accrual loans that would have been recorded during the year ended March 31, 2007 if the non-accrual loans had been current in accordance with their original terms was approximately $12,000. For the year ended March 31, 2007, $85,000 was earned on the non-accrual loans and included in interest and fees on loans receivable interest income.

Loans not included in nonperforming or past due categories, but where information about possible credit problems causes management to be uncertain about the borrower's ability to comply with existing repayment terms, totaled $3.9 million at March 31, 2007 and $3.7 million at March 31, 2006.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

                                                       At or For the Year
                                                         Ended March 31,
                                                      --------------------
                                                      2007            2006
                                                      ----            ----
                                                         (In thousands)
     Substandard assets                             $4,143          $4,066
     Doubtful assets                                     -               -
     Loss assets                                         -               -
     General loss allowances                         8,623           7,221
     Specific loss allowances                           30               -
     Charge-offs                                       186             711

The loans classified as substandard assets at March 31, 2007 are made up of nine real estate secured commercial loans totaling $1.2 million, two commercial real estate construction loans totaling $2.0 million and ten commercial loans totaling $967,000.

Real Estate Owned. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value. At March 31, 2007 and 2006, the Company owned no real estate properties acquired through foreclosure.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses. A key component to the evaluation is the Company's internal loan review and loan classification system. The internal loan review system provides for at least an annual review by the internal audit department of all loans that meet selected criteria. The Problem Loan Committee reviews and monitors the risk and quality of the Company's loan portfolio. The Problem Loan Committee members include the Executive Vice President Chief Credit Officer, Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Credit Administration, and Vice President of Special Assets. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department. Credit Administration approves any changes to loan grades and monitors loan grades.

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

The general allowance element relates to assets with no well-defined deficiency or weakness such as assets classified pass or watch, and takes into consideration loss that is embedded within the portfolio but has not been realized. Borrowers are impacted by events that may ultimately result in a loan default and eventual loss well in advance of a lender's knowledge. Examples of such loss-causing events in the case of installment or one-to-four family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be loss of customers as a result of competition or changes in the economy. General allowances for each major loan type are determined by applying loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality to the associated loan balance.

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

The change in the balance of the allowance for loan losses at March 31, 2007 reflects the proportionate increase in loan balances, the change in mix of loan balances and a change in loss rate when compared to March 31, 2006. The mix of the loan portfolio showed an increase in the loan balances of commercial, other real estate and real estate construction as well as a slight increase in consumer at March 31, 2007 as compared to balances at March 31, 2006. Substandard assets and assets classified as doubtful were unchanged at $4.1 million at March 31, 2007 and 2006.

At March 31, 2007, the Company had an allowance for loan losses of $8.7 million, or 1.25% of total outstanding net loans at that date. The allowance for loan losses, including unfunded commitments of $380,000, was $9.0 million, or 1.31% of net loans at March 31, 2007. Based on past experience and probable losses inherent in the loan portfolio, management believes that loan loss reserves are adequate.

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

                                                 Year Ended March 31,

                                     2007     2006     2005     2004     2003
                                     ----     ----     ----     ----     ----
                                                (Dollars in thousands)
Balance at beginning of period     $7,221   $4,395   $4,481   $2,739   $2,537
                                    -----    -----    -----    -----    -----
Provision for loan losses           1,425    1,500      410      210      727
Recoveries:
 Commercial and construction
  Commercial                          165       87      156       74       63
  Real estate construction              -        -        -        -        -
                                    -----    -----    -----    -----    -----
   Total commercial and construction  165       87      156       74       63
                                    -----    -----    -----    -----    -----
 Consumer
  Residential real estate               -       48        -        7       15
  Other installment                    28       14       17       10        -
                                    -----    -----    -----    -----    -----
   Total consumer                      28       62       17       17       15
                                    -----    -----    -----    -----    -----
  Total recoveries                    193      149      173       91       78
                                    =====    =====    =====    =====    =====
Charge-offs:
 Commercial and construction
  Commercial                          172      577      490      882      136
  Real estate construction              -        -        -        -        -
                                    -----    -----    -----    -----    -----
   Total commercial and construction  172      577      490      882      136
                                    -----    -----    -----    -----    -----
 Consumer
  Residential real estate               -       41      149       85      224
  Other installment                    14       93       30      215       68
                                    -----    -----    -----    -----    -----
   Total consumer                      14      134      179      300      292
                                    -----    -----    -----    -----    -----
 Total charge-offs                    186      711      669    1,182      428
                                    -----    -----    -----    -----    -----
 Net charge-offs (recoveries)          (7)     562      496    1,091      350
                                    =====    =====    =====    =====    =====

Allowance acquired from Today's Bank    -        -        -    2,639        -
Allowance acquired from American
 Pacific Bank                           -    1,888        -        -        -
Net change in allowance for unfunded
 loan commitments                       -        -        -      (16)    (175)
                                    -----    -----    -----    -----    -----

   Balance at end of period        $8,653   $7,221   $4,395   $4,481   $2,739
                                    =====    =====    =====    =====    =====
Ratio of allowance to total loans
 outstanding at end of period        1.25%    1.15%    1.01%    1.16%    0.90%

Ratio of net charge-offs to average
 net loans outstanding during period    -     0.10     0.13     0.31     0.12

Ratio of allowance to total of non-
 accrual and 90 days past due loans 3,829    1,740      964      344      848

Changes in the allowance for unfunded loan commitments:

                                                 Year Ended March 31,
                                         ------------------------------------
                                         2007    2006    2005    2004    2003
                                         ----    ----    ----    ----    ----
                                                (Dollars in thousands)
Balance at beginning of period          $ 362   $ 253   $ 191   $ 175   $   -
Net change in allowance for unfunded
 loan commitments                          18     109      62      16     175
                                        -----   -----   -----   -----   -----
Balance at end of period                $ 380   $ 362   $ 253   $ 191   $ 175
                                        =====   =====   =====   =====   =====


The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

                                                                      At March 31,
                                  ----------------------------------------------------------------------------------
                                        2007            2006             2005             2004             2003
                                  --------------   --------------   --------------   --------------   --------------
                                           Loan             Loan             Loan             Loan             Loan
                                        Category         Category         Category         Category         Category
                                          as a             as a             as a             as a             as a
                                         Percent          Percent          Percent          Percent          Percent
                                           of               of               of               of               of
                                          Total            Total            Total            Total            Total
                                  Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                                  ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                                   (Dollars in thousands)
Commercial and construction:
 Commercial                       $1,553  13.18%   $1,549  14.29%   $1,834  18.02%   $1,589  14.92%   $  796  11.21%
 Other real estate mortgage        4,066  52.19     3,553  52.30     1,863  50.84     2,426  53.59     1,266  44.55
 Real estate construction          2,060  24.01     1,365  21.83       276  13.51       155  12.70       219  16.66
Consumer:
 Real estate one-to-four family      333  10.10       292  10.17       278  15.99       264  17.53       263  26.36
 Other installment                    63   0.52       168   1.41       144   1.64        37   1.26        33   1.22
Unallocated                          578      -       294      -         -      -        10      -       162     -
                                  ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
Total allowance for loan losses   $8,653 100.00%   $7,221 100.00%   $4,395 100.00%   $4,481 100.00%   $2,739 100.00%
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

Federal regulations require the Bank to maintain a minimum sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. It is management's intention to hold securities with short maturities in the investment portfolio in order to match more closely the interest rate sensitivities of the Company's assets and liabilities. At March 31, 2007, the Bank's liquidity ratio, the ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year, was 4.98%.

The Investment Committee, composed of the Company's Chairman, President, Chief Financial Officer, Controller, and one outside Director make investment decisions. The Company's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to optimize returns. At March 31, 2007, the Company's investment and mortgage-backed securities portfolio totaled $27.1 million and consisted primarily of obligations of federal agencies, and Federal National Mortgage Association ("FNMA") and FHLMC mortgage-backed securities.

At March 31, 2007, the Company's investment securities portfolio did not contain any tax-exempt securities of any issuer with an aggregate book value in excess of 10% of the Company's consolidated shareholders' equity, excluding those securities issued by the U.S. Government or its agencies.

The Board of Directors sets the investment policy of the Company which dictates that investments be made based on the safety of the principal amount, liquidity requirements of the Company and the return on the investments. At March 31, 2007, no investment securities were held for trading. The policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements and federal funds.

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale or trading. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.  The fair value of the investment and mortgage-backed securities portfolio was $27.2 million, $34.0 million and $37.0 million at March 31,
2007, 2006 and 2005, respectively.

                                                                           At March 31,
                                             -----------------------------------------------------------------------
                                                     2007                    2006                     2005
                                             ---------------------    ---------------------    ---------------------
                                             Carrying   Percent of    Carrying   Percent of    Carrying   Percent of
                                                Value    Portfolio       Value    Portfolio       Value    Portfolio
                                                -----    ---------       -----    ---------       -----    ---------
                                                                       (Dollars in thousands)
Held to maturity (at amortized cost):
Real estate mortgage investment
 conduits ("REMICs")                          $   923        3.40%     $ 1,402        4.13%     $ 1,802        4.88%
FHLMC mortgage-backed securities                  116        0.43          138        0.41          218        0.59
FNMA mortgage-backed securities                   193        0.71          265        0.78          323        0.88
                                               ------      ------       ------      ------       ------      ------
                                                1,232        4.54        1,805        5.32        2,343        6.35
                                               ------      ------       ------      ------       ------      ------
Available for sale (at fair value):
Agency securities                              10,740       39.57       15,028       44.25       13,842       37.51
REMICs                                          1,083        4.00        1,338        3.94        1,873        5.07
FHLMC mortgage-backed securities                5,439       20.04        6,635       19.54        9,507       25.76
FNMA mortgage-backed securities                   118        0.43          161        0.47          239        0.65
Municipal securities                            3,508       12.93        3,950       11.63        4,072       11.03
Trust preferred securities                      5,019       18.49        5,044       14.85        5,031       13.63
                                               ------      ------       ------      ------       ------      ------
                                               25,907       95.46       32,156       94.68       34,564       93.65
                                               ------      ------       ------      ------       ------      ------
Total investment securities                   $27,139      100.00%     $33,961      100.00%     $36,907      100.00%
                                               ======      ======       ======      ======       ======      ======

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2007.

                                      Less Than            One to          More Than Five to       More Than
                                       One Year           Five Years           Ten Years           Ten Years
                                   ----------------    ----------------    ----------------    ----------------
                                           Weighted            Weighted            Weighted            Weighted
                                           Average             Average             Average             Average
                                   Amount   Yield(1)   Amount   Yield(1)   Amount   Yield(1)   Amount   Yield(1)
                                   ------   -----      ------   -----      ------   -----      ------   -----
                                                               (Dollars in thousands)
Municipal securities              $   571    4.08%    $ 1,033    4.27%     $  637    4.83%   $  1,267    4.38%
Agency securities                  10,740    3.78           -       -           -       -           -       -
REMICs                                  -       -          73    6.50         407    5.02       1,526    6.51
FHLMC mortgage-backed securities        -       -           -       -       5,439    4.02         116    6.40
FNMA mortgage-backed securities         -       -           -       -          98    6.22         213    7.38
Trust preferred securities              -       -           -       -           -       -       5,019    7.17
                                   ------              ------              ------              ------
Total                             $11,311    3.79%   $  1,106    4.42%    $ 6,581    4.19%   $  8,141    6.60%
                                   ======              ======              ======              ======

  (1)  For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

In addition to U.S. Government treasury obligations, the Company invests in mortgage-backed securities and REMIC's. Mortgage-backed securities ("MBS"), which are also known as mortgage participation certificates or pass-through certificates, represent a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on mortgage-backed securities are passed from the mortgage originators, through intermediaries such as FNMA, FHLMC, the Government National Mortgage Association ("GNMA") or private issuers that pool and repackage the participation interests in the form of securities to investors such as the Company. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

REMICs are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes, or tranches, with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Company prohibit the purchase of high risk REMICs. At March 31, 2007, the Company held REMICs with a net carrying value of $2.0 million, of which $900,000 were classified as held-to-maturity and $1.1 million of which were available-for-sale. REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities. At March 31, 2007, the Company owned no privately issued REMICs. See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

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

The investment in municipal securities was $3.5 million at March 31, 2007 compared to $4.0 million at March 31, 2006.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

Deposit Balances

The following table sets forth information concerning the Company's certificates of deposit, other interest-bearing and non-interest bearing deposits at March 31, 2007.

                                                                   Percent
Interest                                       Minimum             of Total
Rate        Term        Category                Amount    Balance  Deposits
--------    ----        --------                ------    -------  --------
                                                        (Dollars in
                                                         thousands)

3.193%      None        Interest checking       $ 100    $144,451    21.71%
0.550       None        Regular savings           500      29,472     4.43
4.615       None        Money market            2,500     205,007    30.81
None        None        Non-interest checking     100      86,601    13.01
                                                          -------    -----
               Total transaction accounts                 465,531    69.96

                        Certificates of Deposit
                        -----------------------
4.823     91 Days       Fixed-term, Fixed-rate  2,500      22,049     3.32
4.935     182-364 Days  Fixed-term, Fixed-rate  2,500      30,825     4.63
4.800     12-17 Months  Fixed-term, Fixed-rate  2,500      55,820     8.39
4.470     18 Months     Fixed-term, Variable      100       2,410     0.36
                        rate, Individual
                        Retirement account("IRA")
4.067     18-23 Months  Fixed-term, Fixed-rate  2,500       1,540     0.23
4.499     24-35 Months  Fixed-term, Fixed-rate  2,500      42,848     6.44
4.626     36-59 Months  Fixed-term, Fixed-rate  2,500      24,076     3.62
4.271     60-83 Months  Fixed-term, Fixed-rate  2,500      12,855     1.93
4.680     84-120 Months Fixed-term, Fixed-rate  2,500       7,451     1.12
                                                          -------   ------
               Total certificates of deposit              199,874    30.04
                                                          -------   ------
                   Total deposits                        $665,405   100.00%
                                                          =======   ======

Deposit Flow

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

                                                                      At March 31,
                                 ------------------------------------------------------------------------------------------
                                            2007                           2006                            2005
                                 ---------------------------    ---------------------------    ----------------------------
                                                    Increase/                      Increase/                       Increase/
                                 Balance  Percent  (Decrease)   Balance  Percent  (Decrease)   Balance(2)Percent  (Decrease)
                                 -------  -------   --------    -------  -------   --------    -------   -------   --------
                                                                  (Dollars in thousands)
Non-interest-bearing demand     $ 86,601   13.01%  $  (7,991) $  94,592   15.58%  $  15,093   $ 79,499    17.40%   $ 17,597
Interest checking                144,451   21.71      14,994    129,457   21.33      13,228    116,229    25.44         843
Regular savings accounts          29,472    4.43      (8,872)    38,344    6.32       2,831     35,513     7.77       6,179
Money market accounts            205,007   30.81      67,556    137,451   22.65      61,120     76,331    16.71       6,347
Certificates of deposit which
  mature (1):
    Within 12 months             144,210   21.67      14,051    130,159   21.44      53,101     77,058    16.87      (9,214)
    12-36 months                  46,884    7.05     (18,795)    65,679   10.82      26,573     39,106     8.56       6,684
    Beyond 36 months               8,780    1.32      (2,502)    11,282    1.86     (21,860)    33,142     7.25      19,327
                                 -------  ------     -------    -------  ------     -------    -------   ------     -------
      Total                     $665,405  100.00%   $ 58,441   $606,964  100.00%   $150,086   $456,878   100.00%   $ 47,763
                                 =======  ======     =======    =======  ======     =======    =======   ======     =======

(1)     IRAs of $17.9 million, $16.6 million and $15.4 million at March 31, 2007, 2006 and 2005, respectively, are included in certificates of deposit balances.
(2)     The April 22, 2005 acquisition of APB deposits included $38.1 million in transaction accounts and $42.0 million in certificates of deposit.


Certificates of Deposit by Rates and Maturities

The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                                        At March 31,
                              ------------------------------
                               2007        2006        2005
                              ------      ------      ------
                                     (In thousands)
Below 2.00%                 $    186    $  2,257    $ 34,136
2.00 - 2.99%                   1,381      22,012      37,157
3.00 - 3.99%                  19,636      90,763      36,216
4.00 - 4.99%                 120,987      85,746      30,277
5.00 - 5.99%                  57,557       6,063       9,670
6.00 - 7.99%                     127         279       1,850
                             -------     -------     -------
  Total                     $199,874    $207,120    $149,306
                             =======     =======     =======

The following table sets forth the amount and maturities of certificates of deposit at March 31, 2007.

                                             Amount Due
                             -------------------------------------------
                                                 After
                            Less Than  1 to 2   2 to 3    After
                             One Year   Years    Years  3 Years     Total
                             -------    -----    -----  -------     -----
                                         (In thousands)
Below 2.00%                 $    186  $    -    $   -   $  -     $    186
2.00 - 2.99%                   1,273        55      15       38     1,381
3.00 - 3.99%                  14,328     2,747   1,663      898    19,636
4.00 - 4.99%                  81,428    30,795   2,078    6,686   120,987
5.00 - 5.99%                  46,970     9,197     232    1,158    57,557
6.00 - 7.99%                      25       102       -        -       127
                             -------   -------   -----   ------   -------
  Total                     $144,210  $ 42,896  $3,988  $ 8,780  $199,874
                             =======   =======   =====   ======   =======

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2007.

                                                  Weighted
Maturity Period                     Amount     Average Rate
                                    ------     ------------
                                    (Dollars in thousands)
Three months or less              $ 42,620          4.82%
Over three through six months       16,172          4.86
Over six through 12 months          15,685          4.87
Over 12 Months                      24,854          4.73
                                    ------
  Total                           $ 99,331          4.81%
                                    ======

Deposit Activities

The following table sets forth the deposit activities of the Company for the periods indicated.
                                                 Year Ended March 31,
                                             2007        2006        2005
                                            ------      ------      ------
                                                 (Dollars in thousands)
Beginning balance                         $606,964    $456,878    $409,115
Net increase before interest credited       38,198     137,743      42,342
Interest credited                           20,243      12,343       5,421
                                           -------     -------     -------
Net increase in savings deposits            58,441     150,086      47,763
                                           -------     -------     -------
Ending balance                            $665,405    $606,964    $456,878
                                           =======     =======     =======

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Seattle are typically secured by the Bank's commercial real estate loans, first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's assets or on the FHLB's assessment of the institution's creditworthiness. The FHLB determines specific lines of credit for each member institution and the Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2007, the Bank had $35.1 million of outstanding advances from the FHLB of Seattle under an available credit facility of $249.9 million, which is limited to available collateral.

The following tables set forth certain information concerning the Company's FHLB borrowings at the dates and for the periods indicated.

                                                     At March 31,
                                            ------------------------------
                                             2007        2006        2005
                                            ------      ------      ------
Weighted average rate on FHLB advances       5.66%       4.65%       5.05%


                                                 Year Ended March 31,
                                            ------------------------------
                                             2007        2006        2005
                                            ------      ------      ------
                                                (Dollars in thousands)
Maximum amounts of FHLB advances
  outstanding at any month end             $90,000     $66,400     $43,000
Average FHLB advances outstanding           68,300      51,091      40,274
Weighted average rate on FHLB advances        5.26%       4.44%       5.00%

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2007. The facility may be reduced or withdrawn at any time. As of March 31, 2007, the Bank did not have any outstanding advances on this facility.

In December 2005 a wholly owned subsidiary grantor trust established by the Company issued $7.0 million of pooled Trust Preferred Securities ("trust preferred securities"). Trust preferred securities accrue and pay distributions periodically at specified rates as provided in the amended and restated declaration of trust. The trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company which pays interest at the same rate as distribution on the trust preferred securities. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part five years after issuance on any coupon date, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of junior subordinated debentures securities at March 31, 2007:

                               Preferred
                       Issuance Security           Initial  Rate at  Maturing
                           Date   Amount  Rate Type   Rate  3/31/07      Date
                           ----   ------  ---------   ----  -------      ----
Issuance trust                       (Dollars in thousands)
--------------
Riverview Bancorp, Inc.
 Statutory Trust 1      12/2005   $7,000   Variable   5.88%   6.71%   12/2035


The total amount of trust preferred securities outstanding at December 31, 2005 was $7.0 million. The interest rates on the trust preferred securities reset quarterly and is tied to the London Interbank Offered Rate ("LIBOR"). The Company has the right to redeem the Debentures in December 2010.

The Debentures issued by the Company to the grantor trusts, totaling $7.0 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2005, under the caption "Junior subordinated debentures." The Company recorded $217,000 in other assets in the consolidated balance sheet at March 31, 2007, for the common capital
securities issued by the issuer trusts.   The Company invested $5.0 million of
the trust preferred securities proceeds in the Bank and retained the remaining $2.0 million for general corporate purposes.

Taxation

For details regarding the Company's taxes, see Note 14 of the Notes to the consolidated financial statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2007, the Company had 255 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Corporate Information

The Company's principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-K and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2007, the Bank's investments of $940,000 in Riverview Services, Inc. ("Riverview Services"), its wholly owned subsidiary, and $1.1 million in Riverview Asset Management Corp. ("RAMCorp"), an 85% owned subsidiary were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee of approximately $70 for each deed of trust. Riverview Services had net income of $46,800 for the fiscal year ended March 31, 2007 and total assets of $942,500 at that date. Riverview Services' operations are included in the Consolidated Financial Statements of the Company.

RAM Corp is an asset management company providing trust, estate planning and investment management services. RAM Corp commenced business in December 1998 and had net income of $382,100 for the fiscal year ended March 31, 2007 and total assets of $1.6 million at that date. RAM Corp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2007, the fair market value of total assets under management approximated $285.6 million. RAM Corp's operations are included in the Consolidated Financial Statements of the Company.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.


Name               Age (1)  Position
----               ------   --------
Patrick Sheaffer    67      Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske   54      President and Chief Operating Officer
David A. Dahlstrom  56      Executive Vice President and Chief Credit Officer
Ronald L. Dobyns    58      Senior Vice President and Chief Financial Officer
John A. Karas       58      Senior Vice President
James D. Baldovin   48      Senior Vice President Retail Banking

(1)  At March 31, 2007

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

Ronald A. Wysaske is President and Chief Operating Officer of the Bank. Prior to February 2004, Mr. Wysaske served as Executive Vice President, Treasurer and Chief Financial Officer of the Bank from 1981 to 2004 and of the Company at inception in 1997. He joined the Bank in 1976. Mr. Wysaske is responsible for daily operations and management of the Bank. He holds an M.B.A. from Washington State University and is active in numerous professional and civic organizations.

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

Ronald L. Dobyns is Senior Vice President and Chief Financial Officer of the Company. Prior to February 2004, Mr. Dobyns served as Controller since 1996. He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company. He is a State of Oregon certified public accountant, holds an M.B.A. from the University of Minnesota and is a graduate of Pacific Coast Banking School.

John A. Karas, Senior Vice President of the Bank, also serves as Chairman of the Board, President and CEO of our subsidiary, Riverview Asset Management Corp. Mr. Karas has been employed by the Company since 1999 with over 20 years of trust experience. He is familiar with all phases of the trust business and his experience includes trust administration, trust legal council, investments and real estate. Mr. Karas received his B.A. from Willamette University and his Juris Doctor degree from Lewis & Clark Law School's Northwestern School of Law. He is a member of the Oregon, Multnomah County and American Bar Associations and is a Certified Trust and Financial Advisor. Mr. Karas is also active in numerous civic organizations.

James D. Baldovin is Senior Vice President of Retail Banking and is responsible for the Bank's branch banking network, customer service, sales and community development. Mr. Baldovin has been employed by the Bank since January 2003 and has over 22 years of banking expertise in developing and leading sales and service cultures. He holds a Bachelor of Arts degree in economics from Linfield College and is a graduate of the Pacific Coast Banking School.

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

Legislation is introduced from time to time in the United States Congress that may affect the Company's operations. In addition, the regulations governing us may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

General

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws. See "-- Savings and Loan Holding Company Regulations."

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2007 was $168,400.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2007, the Bank's lending limit under this restriction was $12.7 million and, at that date, the Bank's largest loans to one borrower was $11.4 million, which was performing according to its original terms.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At March 31, 2007, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended on May 18, 2005. As a result, the Bank received no dividends from the FHLB of Seattle for the year ended March 31, 2006. During the fourth quarter of the 2006 calendar year, the FHLB received approval to resume paying its members cash dividends on a quarterly basis. As a result, the Bank received $14,700 in dividends from the FHLB of Seattle for the year ended March 31, 2007.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit is expected to be approximately $283,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2007 averaged 1.22 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the Federal Home Loan Bank board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

At March 31, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2007, the Bank maintained 65.41% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OTS to maintain minimum levels of regulatory capital. Theses minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2007, the Bank met each of these capital requirements. For additional information, see Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund. If so, it may require that no FDIC insured institution engage in that activity directly.

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

Item 1A.  Risk Factors

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased the pricing of our loans have moved in parallel with this increased funding cost. The inverted/flat interest rate yield curve continues to exert pressure on the net interest margin. In a sustained rising interest rate environment the asset yields are expected to closely match rising funding costs. A sustained falling interest rate environment would negatively impact margins. Opportunities to reduce non-maturity deposit rates become more difficult to realize in a protracted decline in rates, while asset yields come under constant pressure.

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

Our business is subject to various lending risks that could adversely impact our results of operations and financial condition.

Other real estate mortgage loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. At March 31, 2007, we had $360.9 million of other real estate loans, representing 52.2% of our total loans and loans held for sale portfolio. The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan. The other real estate lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At March 31, 2007, commercial loans totaled $91.2 million, or 13.2%, of our total loan and loans held for sale portfolio. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time may be difficult to appraise and may fluctuate in value based on the success of the business.

Our real estate construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. We originate construction loans for commercial properties, as well as for single-
family home construction.   At March 31, 2007, construction loans totaled
$166.1 million, or 24.0% of total loans and loans held for sale. Construction, land acquisition and development lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans and land acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Our other installment loans generally have a higher risk of default than our other loans. At March 31, 2007, other installment loans totaled $3.6 million, or 0.5%, of our total loan and loans held for sale portfolio. Other consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

We rely on customer deposits and advances from the FHLB and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

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

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties
-------------------

The following table sets forth certain information relating to the Company's offices as of March 31, 2007.

                                                Approximate
Location                         Year Opened   Square Footage   Deposits
--------                         -----------   --------------   --------
                                                              (In millions)
Main Office:

900 Washington, Suite 900
Vancouver, Washington (1)             2000       16,000         $98.8

Riverview Center:

17205 SE Mill Plain Boulevard
Vancouver, Washington (1)(2)          2006       50,000

Branch Offices:

700 N.E. Fourth Avenue
Camas, Washington (1)(2)              1975       25,000          55.6

3307 Evergreen Way
Washougal, Washington (1)(2)(3)       1963        3,200          39.1

225 S.W. 2nd Street
Stevenson, Washington (2)             1971        1,700          38.2

330 E. Jewett Boulevard
White Salmon, Washington (2)(4)       1977        3,200          40.8

15 N.W. 13th Avenue
Battle Ground, Washington (2)(5)      1979        2,900          40.8

412 South Columbus
Goldendale, Washington (2)            1983        2,500          20.6

11505-K N.E. Fourth Plain Boulevard
Vancouver, Washington (2)             1994        3,500          31.1

7735 N.E. Highway 99
Vancouver, Washington (1)(6)(2)       1994        4,800          32.2

1011 Washington Way
Longview, Washington (6)(2)           1994        2,000          31.4

900 Washington St., Suite 100
Vancouver, Washington (1)(2)          1998        5,300          74.7

1901-E N.E. 162nd Avenue
Vancouver, Washington (1)(2)          1999        3,200          18.7

800 N.E. Tenney Road, Suite D
Vancouver, Washington (2)             2000        3,200          33.7

915 MacArthur Boulevard
Vancouver, Washington (1)(2)(7)       2003        3,000          21.3

320 S.E. 192nd Avenue
Vancouver, Washington (1)(2)          2006        3,200           4.9

315 SW Fifth Avenue
Portland, Oregon (1)(2)(8)            2005        9,304          30.2

23500 NE Sandy Boulevard
Wood Village, Oregon (1)(2)(8)        2005          900          12.8

112 Main Street
Aumsville, Oregon (2)(8)              2005        2,500          33.0

10401 NE Halsey Street
Portland, Oregon (2)                  2006        7,800           7.5

(1)  Leased.
(2)  Location of an automated teller machine.
(3)  New facility in 2001.
(4)  New facility in 2000.
(5)  New facility in 1994.
(6) Former branches of Great American Federal Savings Association, San Diego, California, that were acquired from the Resolution Trust Corporation on May 13, 1994. In the acquisition, the Company assumed all insured deposit liabilities of both branch offices totaling approximately $42.0 million.
(7) Former location of Today's Bank, Vancouver, Washington, acquired on July 18, 2003.
(8) Former location of American Pacific Bank, Aumsville, Oregon, acquired on April 22, 2005.

The Company's main office for administration is located at the downtown Vancouver, Washington address of 900 Washington Street. The Washougal branch office was relocated during the first quarter of the fiscal year 2001.

At March 31, 2007, the net book value of the Company's office properties, furniture, fixtures and equipment was $21.4 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.


                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
----------------------------------------------------------------------------

At March 31, 2007, there were 11,707,980 shares of Company Common Stock issued and outstanding, 827 stockholders of record and an estimated 1,500 holders in nominee or "street name." Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. See "REGULATION - Federal Regulation of Savings Associations - Limitations on Capital Distributions." In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Company below the amount required for the liquidation account established pursuant to the Company's Plan of Conversion adopted in connection with the Conversion and Reorganization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol "RVSB". The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2007 and 2006 fiscal years. At March 31, 2007, there were 15 market makers in the Company's common stock as reported by the Nasdaq Global Select Market. On August 24, 2006 Riverview Bancorp. Inc. issued 2-for-1 stock split in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board of Directors declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

                                                           Cash Dividends
Fiscal Year Ended March 31, 2007        High      Low        Declared
--------------------------------        ----    ---- -     --------------

Quarter ended March 31, 2007          $17.58    $15.29        $0.100
Quarter ended December 31, 2006        15.72     13.47         0.100
Quarter ended September 30, 2006       13.65     12.58         0.100
Quarter ended June 30, 2006            13.53     12.14         0.095

                                                           Cash Dividends
Fiscal Year Ended March 31, 2006        High      Low        Declared
--------------------------------        ----    ---- -     --------------
Quarter ended March 31, 2006          $13.75    $11.56        $0.085
Quarter ended December 31, 2005        11.97     10.38         0.085
Quarter ended September 30, 2005       11.05     10.38         0.085
Quarter ended June 30, 2005            10.90     10.17         0.085


Stock Repurchase

The shares are being repurchased from time-to-time in open market transactions. The timing, volume and price of purchases will be made at our discretion, and will also be contingent upon our overall financial condition, as well, as market conditions in general. The following table reflects activity for the quarter ended March 31, 2007.

                               Common Stock Repurchased

                                                           Maximum
                                               Total Number      Number of
                                      Average   of Shares      Shares That May
                                       Price   Purchased as       Yet Be
                       Total Number    Paid   Part of Publicly   Purchased
                        of Shares       per    Announced         Under the
                       Purchased (1)   Share     Plan            Program

January 1, -
  January 31, 2007           -            -          -                  -
                          ----         ----       ----            -------
February 1 -
  February 28, 2007          -            -          -                  -
                          ----         ----       ----            -------
March 1 -
  March 31, 2007             -            -          -                  -
                          ----         ----       ----            -------
Balance at
  March 31, 2007             -            -          -            250,000
                          ====         ====       ====            =======

  (1) On March 22, 2007 the Company announced a stock repurchase of up to 250,000 shares of its outstanding common stock, representing approximately 2% of outstanding shares.
  (2) During the year ended March 31, 2007, the Company repurchased 49,446 shares of its common stock under a cashless exercise of stock options.
  (3) On May 11, 2007, the Company repurchased 80,000 shares of its common stock under the announced March 22, 2007 common stock repurchases plan.

Securities for Equity Compensation Plans

Please refer to item 12 for a listing of securities authorized for issuance under equity compensation plans.

                       [PERFORMANCE GRAPH APPEARS HERE]





-------------------------------------------------------------------------
                             3/02    3/03    3/04    3/05    3/06    3/07
-------------------------------------------------------------------------
Riverview Bancorp, Inc.    100.00  125.34  153.44  166.19  215.54  263.94
S & P 500                  100.00   75.24  101.66  108.47  121.19  135.52
NASDAQ Bank                100.00   94.03  131.20  132.73  147.62  152.21

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends fiscal year ending March 31.

Copyright 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data
---------------------------------
The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2007, 2006, 2005, 2004 and 2003 and for the years then ended have been derived from the Company's audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statement and Supplementary Data."

                                                At March 31,
                                  ------------------------------------------
                                   2007     2006     2005(2)  2004     2003(3)
                                  ------   ------   ------   ------   ------
                                           (Dollars in thousands)
FINANCIAL CONDITION DATA:
Total assets                    $820,348 $763,847 $572,571 $520,487 $419,904
Loans receivable, net (1)        682,951  623,081  429,959  381,534  301,811
Mortgage-backed securities held
 to maturity, at amortized cost    1,232    1,805    2,343    2,517    3,301
Mortgage-backed securities
 available for sale, at fair value 6,640    8,134   11,619   10,607   13,069
Cash and interest-bearing
 deposits                         31,423   31,346   61,719   47,907   60,858
Investment securities available
 for sale, at fair value          19,267   24,022   22,945   32,883   20,426
Deposit accounts                 665,405  606,964  456,878  409,115  320,742
FHLB advances                     35,050   46,100   40,000   40,000   40,000
Shareholders' equity             100,209   91,687   69,522   65,182   54,511


                                             Year Ended March 31,
                                  ------------------------------------------
                                   2007     2006     2005     2004     2003
                                  ------   ------   ------   ------   ------
                                           (Dollars in thousands)
OPERATING DATA:
Interest income                 $ 61,300 $ 47,229 $ 29,968 $ 27,584 $ 26,461
Interest expense                  24,782   14,877    7,395    6,627    8,417
                                  ------   ------   ------   ------   ------
Net interest income               36,518   32,352   22,573   20,957   18,044
Provision for loan losses          1,425    1,500      410      210      727
Net interest income after         ------   ------   ------   ------   ------
 provision for loan losses        35,093   30,852   22,163   20,747   17,317
Gains (losses) from sale of
 loans, securities and real
 estate owned                        434      382     (672)   1,003     (531)
Gain on sale of land and fixed
 assets                                3        2      830        3        -
Other non-interest income          8,597    8,453    6,348    5,583    4,469
Non-interest expenses             26,353   25,374   19,104   17,572   14,908
                                  ------   ------   ------   ------   ------
Income before income taxes        17,774   14,315    9,565    9,764    6,347
Provision for income taxes         6,168    4,577    3,036    3,210    1,988
                                  ------   ------   ------   ------   ------
Net income                      $ 11,606 $  9,738 $  6,529 $  6,554 $  4,359
                                  ======   ======   ======   ======   ======

  (1)  Includes loans held for sale
  (2)  On April 22, 2005, the company acquired American Pacific Bank.
  (3)  On July 18, 2003, the Company acquired Today's Bancorp, Inc.

                                                  At March 31,
                                   ------------------------------------------
                                    2007     2006     2005     2004     2003
                                   ------   ------   ------   ------   ------
OTHER DATA:
Number of:
Real estate loans outstanding       2,978    3,084    3,037    3,141    2,904
Deposit accounts                   38,989   39,095   29,341   27,209   25,752
Full service offices                   18       17       13       13       12


                                       At or For the Year Ended March 31,
                                   ------------------------------------------
                                    2007     2006     2005     2004     2003
                                   ------   ------   ------   ------   ------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets            1.43%    1.36%    1.24%    1.35%    1.07%
Return on average equity           11.88    10.95     9.56    10.60     7.99
Dividend payout ratio (1)          38.35    39.08    45.59    39.72    50.00
Interest rate spread                4.37     4.55     4.38     4.42     4.28
Net interest margin                 5.01     5.03     4.74     4.76     4.83
Non-interest expense to
  average assets                    3.24     3.54     3.62     3.61     3.66
Efficiency ratio (2)               57.85    61.60    65.70    63.79    67.82

Asset Quality Ratios:
Average interest-earning assets
  to interest-bearing liabilities 118.96   121.14   123.45   122.53   124.62
Allowance for loan losses to
  total net loans at end of period 1.25 1.15 1.01 1.16 0.90 Net charge-offs to average outstanding loans during the
  period                               -     0.10     0.13     0.31     0.12
Ratio of nonperforming assets
  to total assets                   0.03     0.05     0.13     0.39     0.18

Capital Ratios:
Average equity to average assets   12.01    12.39    12.92    12.72    13.39
Equity to assets at end of fiscal
  year                             12.22    12.00    12.14    12.52    12.98


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

Investment Valuation
--------------------
The Company's determination of impairment for various types of investments accounted for in accordance with SFAS No. 115 is predicated on the notion of other-than-temporary. The key indicator that an investment may be impaired is that the fair value of the investment is less than its carrying value. Each reporting period, the Company reviews those investments where the fair value is less than carrying value. The review includes determining whether certain indicators indicated the fair value of the investment has been negatively impacted. These indicators include deteriorating financial condition, regulatory, economic or technological changes, downgrade by a rating agency and length of time the fair value has been less than carrying value. If any indicators of impairment are present, management determines the fair value of the investment and compares this to its carrying value. If the fair value of the investment is less than the carrying value of the investment, the investment is considered impaired and a determination must be made as to whether the impairment is other-than-temporary.

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

The April 2005 acquisition of APB added three branches in Oregon: Portland, Aumsville and Wood Village. Fiscal year 2006 expansion also included opening in Vancouver the Riverview Center (an operations center) and the Tech Center Branch. The Riverview Center is a 50,000 square foot office building; over 80 employees from accounting, audit, data processing, human resources, information technology, loan origination, loan servicing, marketing and operations are located here. The Tech Center is a full service branch with the convenience of two drive-up teller windows, drive-up ATM and safe deposit boxes. During fiscal year 2007 the Company opened a new full service branch and commercial lending center (Gateway branch) in Portland, Oregon. The number of automated teller machines increased from six at March 31, 1998 to 20 at March 31, 2007 so that each branch location now is serviced by at least one automated teller machine.

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

Fiscal 2007 marked the 84th anniversary since the Bank opened its doors in 1923. The historical emphasis has been on residential real estate lending, however, the Company began diversifying its loan portfolio through the expansion of commercial loans in 1998. At March 31, 2003, commercial and construction loans as a percentage of the loan portfolio were 72.42%, which has increased to 89.38% of total loans at the end of fiscal year 2007. Commercial lending including commercial real estate has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio's profitability.

The Company's relationship banking has been enhanced by the 1998 addition of Riverview Asset Management Corp, a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers. Development of relationship banking has been the key to the Company's growth. The fair market value of assets under management in Riverview Asset Management Corp. has increased from $232.8 million at March 31, 2006, to $285.6 million at March 31, 2007.

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

Comparison of Financial Condition at March 31, 2007 and 2006

At March 31, 2007, the Company had total assets of $820.3 million compared with $763.8 million at March 31, 2006. The increase in total assets was primarily as a result of the increase in the balance of loans outstanding.

Loans receivable, net, was $683.0 million at March 31, 2007, compared to $623.0 million at March 31, 2006, a 9.6% increase. The $60.0 million increase reflects increases in all loan categories except other installment. The national and local economy both are experiencing slower growth and this has reduced the demand for the Bank's loans particularly during the fourth quarter of fiscal year 2007. In the first quarter of fiscal year 2008 the Bank has implemented a strategy to increase the amount of resources available to attract more loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral located in its primary market areas.

Cash, including interest-earning accounts, totaled $31.4 million at March 31, 2007, compared to $31.3 million at March 31, 2006, as a result of the Company's increase in total loans.

Investment securities available-for-sale were $19.3 million at March 31, 2007, compared to $24.0 million at March 31, 2006. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities held-to-maturity was $1.2 million at March 31, 2007, compared to $1.8 million at March 31, 2006. The decrease is attributable to maturities and scheduled cash flows.

Mortgage-backed securities available-for-sale were $6.6 million at March 31, 2007, compared to $8.1 million at March 31, 2006. The $1.5 million decrease was a result of pay downs.

Deposit accounts totaled $665.4 million at March 31, 2007 compared to $607.0 million at March 31, 2006. The increase in deposits is a result of increase in money market and NOW accounts. Checking accounts and money market accounts total average outstanding balance increased 22.3% to $301.2 million at March 31, 2007, compared to $246.2 million at March 31, 2006. Transaction accounts represented 56.2% and 51.4% of average total outstanding balance of deposits at March 31, 2007 and March 31, 2006, respectively. The increase in money market deposits resulted from making available an existing money market product to all the Bank's branches whereas prior only a select few branches offered this money market product.

FHLB advances decreased to $35.1 million at March 31, 2007 as compared to $46.1 million at March 31, 2006. The decrease reflects the growth in deposits.

Shareholders' equity increased $8.5 million to $100.2 million at March 31, 2007 from $91.7 million at March 31, 2006. The increase was primarily the result of $11.8 million total comprehensive income, $274,000 earned ESOP shares and $880,000 received from the exercise of stock options and partially offset by $4.5 million cash dividends paid to shareholders.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

Net Income. Net income was $11.6 million, or $1.01 per diluted earning share for the year ended March 31, 2007, compared to $9.7 million, or $0.86 per diluted share for the year ended March 31, 2006. The increase resulted from an increase in interest income and non-interest income partially offset by increases in interest expense and non-interest expense.

Net Interest Income. Net interest income for fiscal year 2007 was $36.5 million, representing a $4.2 million, or a 12.9% increase, from $32.4 million in fiscal year 2006. This improvement reflected a 13.3% increase in the average balance of interest earning assets to $731.1 million, which was offset by a 15.4% increase in the average balance of interest-bearing liabilities an increase in all deposit categories except savings accounts, to $536.3 million. The ratio of average interest earning assets to average interest bearing liabilities decreased to 118.96% in fiscal 2007 from 121.14% in fiscal 2006 which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income was $61.3 million for the fiscal year ended March 31, 2007 compared to $47.2 million, for the fiscal year ended March 31, 2006. Increased interest income is the result of the increase in the average balance of interest earning assets and the increased yield on interest earning assets. Average interest-bearing assets increased $86.0 million to $731.1 million for fiscal 2007 from $645.1 million for fiscal 2006. The yield on interest-earning assets was 8.40% for fiscal year 2007 compared to 7.34% for fiscal 2006. The increased yield is primarily the result of the higher yields on loans, investment securities and other interest earning assets reflecting the increasing interest rate environment. The increased interest income is the result of the increase in the average balance of interest earning assets and the increase in the yield on interest earning assets.

Interest Expense. Interest expense for the fiscal year ended March 31, 2007 totaled $24.8 million, a $9.9 million or 6.66% increase from $14.9 million for the fiscal year ended March 31, 2006. The increase in interest expense is the result of higher rates of interest paid on deposits and borrowings that occurred during fiscal years 2007 and 2006. The weighted average interest rate of total deposits increased from 2.58% for the year ended March 31, 2006 to 3.82% for the year ended March 31, 2007. The weighted average interest rate of FHLB borrowings increased from 4.44% for the year ended March 31, 2006 to 5.26% for the year ended March 31, 2007. The mix of deposits has changed as the interest rates on deposit accounts have increased. There is an increased demand for higher yielding money market accounts which is reflected in the growth of total average money market accounts in fiscal year 2007 to $161.6 million compared to $120.2 million in fiscal year 2006. Growth in loans in fiscal year 2007 was supported by the increased average total FHLB-Seattle borrowings of $68.3 million for the fiscal year 2007 compared to $51.1 million for the fiscal year 2006.

Provision for Loan Losses. The provision for loan losses for fiscal year 2007 was $1.4 million, compared to $1.5 million for the same period in the prior year. Management analyzes the probable loss factors that drive the loan loss reserve on a quarterly basis. These probable loss factors contemplate historical loss rates, adjusted for qualitative factors that are included in our analysis. Such factors include the relative strength of the local economy, concentrations in certain categories, such as commercial real estate and construction loans, the impact of an increasing interest rate environment along with other factors. As part of that ongoing process, the Company has continued to refine its reserving methodologies with regard to larger and/or high-risk loans that we consider to be "non-homogeneous", such as commercial, speculative, and commercial construction loans. These refinements, which primarily included the improved methodology of calculating required allowance for loan losses based on loan purpose, have improved the determination of the required allowance for loan losses. During the fiscal year ended March 31, 2007, management evaluated known and inherent risks in the loan portfolio and changes were made in the estimation, assumptions and allocation of the allowance for loan losses to reflect the changing housing market. The national and local economy housing market is experiencing a slow down in housing sales which has impacted land developers' and housing contractors' ability to sell their products. The estimated loan loss rate was increased by 0.250% to 1.250% for the loans consisting of land and lots for development, speculative construction loans and raw land loans. Such changes resulted in approximately $400,000 of increased provision for the fiscal year ended March 31, 2007. The stable loan loss provision for the fiscal year ended March 31, 2007 as compared to the prior year was due to a combination of increased loan loss rates offset by the decreased loan charge-offs, smaller loan growth experienced during the year ended March 31, 2007 as well as the refinement in determining the required allowance for loan loss based on loan purpose. Net recoveries for the year ended March 31, 2007 were $7,000, compared to net charge-offs of $562,000 for the same period of last year. Annualized net recoveries to average net loans for the year ended March 31, 2007 was 0.0% compared to annualized net charge-offs of 0.10% for the same period in the prior year. Non-accrual loans continued to decrease from $415,000 at March 31, 2006 to $226,000 at March 31, 2007. The allowance for loan losses was $8.7 million at March 31, 2007 compared to $7.2 million at March 31, 2006. The quality of the loan portfolio continues to be very stable, as the classified substandard loan balances have increased just $77,000 and non-accrual loans decreased by $189,000 at March 31, 2007 compared to March 31, 2006. The ratio of allowance for credit losses and loan commitments to total net loans at March 31, 2007 increased to 1.31% from 1.20% at March 31, 2006 with such increase reflecting the changing loan balance, mix of the Company's loan portfolio and the additional risk of these loans as described above.

Non-Interest Income. Non-interest income increased $197,000, or 2.2%, to $9.0 million for the year ended March 31, 2007 from $8.8 million for the same period in 2006 primarily as a result of a $393,000 increase in asset management fees. The increase in asset management fees reflects the increase in assets under management by Riverview Asset Management Corp. from $232.8 million at March 31, 2006 to $285.6 million at March 31, 2007. The $166,000 decrease in fees and service charges reflects the $240,000 decrease in credit card fees resulting from the sale of the credit card portfolio in the second quarter of fiscal 2006. The decrease in credit card fees was partially offset by increases in fees earned on deposit accounts and broker loan fees. The increase in loan servicing income for fiscal year 2007 includes the $25,000 decrease in servicing amortization as the servicing portfolio has decreased. Mortgage brokered loan production decreased from $276.6 million during the year ended March 31, 2006 to $250.7 million during the year ended March 31, 2007. Mortgage broker fees (included in fees and service charges) totaled $2.2 million for the year ended March 31, 2007 compared to $2.1 million for the previous year. Mortgage broker commission compensation expense was $1.3 million for the fiscal year ended March 31, 2007 compared to $1.3 million for the fiscal year ended March 31, 2006.

Non-Interest Expense. Non-interest expense increased $979,000 million, or 3.9%, to $26.4 million for fiscal year ended March 31, 2007 compared to $25.4 million for fiscal year ended March 31, 2006. The principal component of the increase in the Company's non-interest expense was salaries and employee benefits. For the year ended March 31, 2007, salaries and employee benefits, which includes mortgage broker commission compensation, was $15.0 million, a 3.3% increase over the prior year total of $14.5 million. Salaries increased as the number of full-time equivalent employees increased to 255 at March 31, 2007 from 239 at March 31, 2006, which was primarily the result of the expansion related to increased staffing in branches and operations.

One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization, lower of cost or market adjustments and securities impairment charge). The Company's efficiency ratio excluding intangible asset amortization, lower of cost or market adjustments and securities impairment charge was 57.22% in fiscal 2007 compared to 60.79% in fiscal 2006.

During the third quarter of fiscal year 2007, the current ESOP expiration date was extended from December 31, 2011 to December 31, 2017. This extension resulted in the third quarter reduction of ESOP expense of $240,000 reflecting the release of 24,633 ESOP shares to the ESOP participants at December 31, 2006.

The acquisition of APB and the related acquisition of $80.0 million in deposit accounts created a $526,000 core deposit intangible ("CDI") representing the excess of cost over fair market value of the acquired deposits. The CDI is being amortized over a ten-year life using an accelerated method. The amortization expense was $86,000 for fiscal 2007, compared to $93,000 in fiscal 2006.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposit accounts created an $820,000 CDI. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $98,000 for fiscal 2007, compared to $117,000 for fiscal 2006.

Provision for Income Taxes. The provision for income taxes was $6.2 million for the year ended March 31, 2007 compared to $4.6 million for the year ended March 31, 2006. The primary reason the tax provision is higher in the current year compared to the prior year is a result of the higher income in the current year. The effective tax rate for fiscal year 2007 was 34.6% compared to 31.9% for fiscal 2006. The primary reason for the increase in the effective tax rate was the entry into a new tax jurisdiction including the state of Oregon and Multnomah County in Oregon. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's income taxes.

Comparison of Operating Results for the Years Ended March 31, 2006 and 2005

Net Income. Net income was $9.7 million, or $0.86 per diluted earning share for the year ended March 31, 2006, compared to $6.5 million, or $0.67 per diluted share for the year ended March 31, 2005.

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

Interest Income. Interest income was $47.2 million for the fiscal year ended March 31, 2006 compared to $30.0 million, for the fiscal year ended 2005. Increased interest income is the result of the increase in the average balance of interest earning assets and the increased yield on interest earning assets. Average interest-bearing assets increased $165.6 million to $645.1 million for fiscal 2006 from $479.5 million for fiscal 2005. The yield on interest-earning assets was 7.34% for fiscal year 2006 compared to 6.28% for fiscal 2005. The increased yield isprimarily the result of the higher yields on loans, investment securities and other interest earning assets reflecting the increasing interest rate environment. The increased interest income is the result of the increase in the average balance of interest earning assets and the increase in the yield on interest earning assets.

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

Provision for Loan Losses. The provision for loan losses for fiscal year 2006 was $1.5 million, compared to $410,000 for the same period in the prior year. For this time period the loan receivable balance increased $196.4 million to $630.2 million at March 31, 2006 from $433.8 million at March 31, 2005. Excluding the impact of the American Pacific Bank acquisition, organic loan growth during the fiscal year 2006 was $77.4 million, consisting primarily of commercial and construction loans. Management analyzes the probable loss factors that drive the loan loss reserve on a quarterly basis. These probable loss factors contemplate historical loss rates, adjusted for qualitative factors that are included in the Company's analysis. Such factors include the relative strength of the local economy, concentrations in certain categories, such as commercial real estate and construction loans, the impact of an increasing interest rate environment, as well as the overall impact of integrating APB's lending business with ours, along with other factors. As part of that ongoing process, we have continued to refine the Company's reserving methodologies with regard to larger and/or high-risk loans that we consider to be "nonhomogeneous", such as commercial, speculative, and commercial construction loans. Such loans have continued to be an increasing part of the Company's loan portfolio in recent quarters, which tends to result in an increased loan loss requirement. For example, as a percentage of total loans, the Company's other real estate mortgage loans increased from 50.84% to 52.30% and construction loans from 13.51% to 21.83% at March 31, 2006 as compared to March 31, 2005. Based on the Company's continuing analysis of these loans, we increased certain loss factors assigned to some of these loan categories during the current fiscal year. For example, the estimated loan loss rate for land and lots for development was increased by 0.25% to 1.0%, commercial real estate loans was increased by 0.125% to 0.875%, commercial construction loans was increased by 0.125% to 0.875%, speculative construction loans was increased by 0.50% to 1.00%, multi-family loans was increased by 0.375% to 0.875% and raw land and lots was increased by 0.25% to 1.00% to cover the probable losses inherent in the loan portfolio. Such changes resulted in approximately $900,000 of increased provision for the fiscal year of 2006.
The increased loan loss provision during the fiscal year 2006 was due to this combination of loan growth, as well as the higher percentage of loans falling
into higher risk categories.   Net charge-offs to average net loans was 0.10%
for fiscal year 2006 as compared to 0.13% for prior year.   Non-accrual loans
continued to decrease from $456,000 at March 31, 2005 to $415,000 at March 31, 2006. The allowance for loan losses was $7.2 million at March 31, 2006 compared to $4.4 million at March 31, 2005. The quality of the loan portfolio continues to be very good, as the criticized classified loan balances have increased just $872,000 and non-accrual loans decreased by $41,000 at March 31, 2006 compared to March 31, 2005. Net charge-offs for the twelve months ended March 31, 2006 were $562,000, compared to $496,000 for the same period of last year. The ratio of allowance for credit losses and loan commitments to total net loans at March 31, 2006 increased to 1.20% from 1.07% at March 31, 2005 with such increase reflecting the changing mix of the Company's loan portfolio and the additional risk of these loans as described above. Management believes that its allowance for loan losses as of March 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income increased $2.3 million, or 35.8%, to $8.8 million for the year ended March 31, 2006 from $6.5 million for the same period in 2005 primarily as a result of a $1.3 million increase in fees and service charges, an increase of $361,000 in asset management fees and the non-recurring $311,000 gain on sale of the credit card portfolio acquired in the APB acquisition. The $1.3 million increase in fees and service charges was primarily a result of the $544,000 or 34.6% growth in mortgage broker fees and the acquisition of APB in fiscal year 2006 as compared to fiscal year 2005. The increase in loan servicing income for fiscal year 2006 reflects the $68,000 decrease in servicing amortization as the servicing portfolio has decreased. For the year ended March 31, 2006, fees and service charges increased $1.3 million, or 28.9%, when compared to the year ended March 31, 2005. The increase in the number of mortgage brokers from 12 to 13 in fiscal year 2005 combined with the increasing mortgage interest rates experienced in fiscal 2006 increased the volume of mortgage refinance activity as compared to fiscal 2005. The increased mortgage refinance activity resulted in increased mortgage broker activity. The reduced gains on sale of loans held for sale reflected the mortgage broker activity having a higher proportion of brokered loans versus portfolio loans. Mortgage brokered loan production increased from $194.4 million in 2005 to $276.6 million in 2006. Mortgage broker fees (included in fees and service charges) totaled $2.1 million for the year ended March 31, 2006 compared to $1.6 million for the previous year. Mortgage broker commission compensation expense was $1.3 million for the fiscal ended March 31, 2006 compared to $1.0 million for the fiscal ended March 31, 2005. Asset management services income increased $1.5 million reflecting the increase in assets under management for the fiscal year 2006 compared to $1.1 million for the fiscal year 2005. Riverview Asset Management Corp. had $232.8 million in total assets under management at March 31, 2006 compared to $174.8 million at March 31, 2005

Non-Interest Expense. Non-interest expense increased $6.3 million, or 32.8%, to $25.4 million for fiscal year 2006 compared to $19.1 million for fiscal year 2005. One measure of a bank's ability to contain non-interest expense is the efficiency ratio, which is calculated by dividing total non-interest expense (less intangible asset amortization) by the sum of net interest income plus non-interest income (less intangible asset amortization, lower of cost or market adjustments and securities impairment charge). The Company's efficiency ratio excluding intangible asset amortization, lower of cost or market adjustments and securities impairment charge was 60.79% in fiscal 2006 compared to 61.63% in fiscal 2005.

The principal component of the increase in the Company's non-interest expense is salaries and employee benefits. For the year ended March 31, 2006, salaries and employee benefits, which includes mortgage broker commission compensation, was $14.5 million, a 34.9% increase over the prior year total of $10.8 million. Salaries increased as the number of full-time equivalent employees increased to 239 at March 31, 2006 from 197 at March 31, 2005, which was primarily the result of the expansion related to increased staffing in branches and operations.

The acquisition of APB and the related acquisition of $80.0 million in deposit accounts created a $526,000 core deposit intangible ("CDI") representing the excess of cost over fair market value of the acquired deposits. The CDI is being amortized over a ten-year life using an accelerated method. The amortization expense was $93,000 for fiscal 2006, compared to none in fiscal 2005.

The acquisition of Today's Bancorp and the related acquisition of $105.1 million in deposit accounts created an $820,000 CDI. The CDI is being amortized over a ten-year life using an accelerated amortization method. The amortization expense was $117,000 for fiscal 2006, compared to $138,000 for fiscal 2005.

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

Provision for Income Taxes. The provision for income taxes was $4.6 million for the year ended March 31, 2006 compared to $3.0 million for the year ended March 31, 2004. The primary reason the tax provision is higher in the current year compared to the prior year is a result of the higher income in the current year. The effective tax rate for fiscal year 2006 was 31.9% compared to 31.7% for fiscal 2005. The primary reason for the increase in the effective tax rate was the entry into a new tax jurisdiction including the state of Oregon and Multnomah County. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company's income taxes.

Average Balance Sheet. The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $3.7 million, $3.1 million and $2.5 million are included in interest income for the years ended March 31, 2007, 2006 and 2005, respectively.

                                                                    Year Ended March 31,
                                      -------------------------------------------------------------------------------------
                                                  2007                          2006                          2005
                                      -------------------------     -------------------------     -------------------------
                                                Interest                      Interest                      Interest
                                      Average     and     Yield/    Average     and     Yield/    Average     and     Yield/
                                      Balance  Dividends   Cost     Balance  Dividends   Cost     Balance  Dividends   Cost
                                      -------  ---------   ----     -------  ---------   ----     -------  ---------   ----
                                                                    (Dollars in thousands)
Interest-earning assets:
 Mortgage loans                      $585,595   $ 50,981   8.71%   $485,554    $37,916   7.81%   $307,750    $22,345   7.26%
 Non-mortgage loans                   100,031      8,515   8.51      96,472      7,123   7.38      89,050      5,419   6.09
                                      -------  ---------            -------  ---------            -------  ---------
   Total net loans (1)                685,626     59,496   8.68     582,026     45,039   7.74     396,800     27,764   7.00

Mortgage-backed securities(2)           9,077        421   4.64      12,144        530   4.36      15,616        634   4.06
Investment securities (2)              22,260      1,101   4.95      24,101      1,106   4.59      30,021      1,055   3.51
Daily interest-bearing assets           6,559        337   5.14      19,480        649   3.33      30,987        565   1.82
Other earning assets                    7,567         29   0.38       7,333          3   0.04       6,088        110   1.81
                                      -------  ---------            -------  ---------            -------  ---------
Total interest-earning assets         731,089     61,384   8.40     645,084     47,327   7.34     479,512     30,128   6.28
Non-interest-earning assets:
 Office properties and equipment, net  20,387                        12,358                         8,778
 Other non-interest-earning assets     61,623                        60,294                        40,038
                                      -------                       -------                       -------
    Total assets                     $813,099                      $717,736                      $528,328

Interest-bearing liabilities:
 Regular savings accounts            $ 32,591    $   179   0.55    $ 38,818    $   213   0.55    $ 32,420    $   178   0.55
 Interest checking                    139,600      4,421   3.17     126,045      2,248   1.78     102,736        923   0.90
 Money market accounts                161,590      6,969   4.31     120,188      3,276   2.73      75,063        901   1.20
 Certificates of deposit              202,506      8,938   4.41     194,253      6,646   3.42     137,933      3,378   2.45
                                      -------  ---------            -------  ---------            -------  ---------
  Total interest-bearing deposits     536,287     20,507   3.82     479,304     12,383   2.58     348,152      5,380   1.55

 Other interest-bearing liabilities    78,259      4,275   5.46      53,217      2,494   4.69      40,274      2,015   5.00
                                      -------  ---------            -------  ---------            -------  ---------
  Total interest-bearing liabilities  614,546     24,782   4.03     532,521     14,877   2.79     388,426      7,395   1.90

Non-interest-bearing liabilities:
 Non-interest-bearing deposits         91,888                        87,490                        65,415
 Other liabilities                      8,995                         8,777                         6,202
                                      -------                       -------                       -------
  Total liabilities                   715,429                       628,788                       460,043
 Shareholders' equity                  97,670                        88,948                        68,285
  Total liabilities and shareholders' -------                       -------                       -------
    equity                           $813,099                      $717,736                      $528,328
                                      =======                       =======                       =======
Net interest income                             $ 36,602                      $ 32,450                      $ 22,733
                                                  ======                        ======                        ======
Interest rate spread                                       4.37%                         4.55%                         4.38%
                                                           ====                          ====                          ====
Net interest margin                                        5.01%                         5.03%                         4.74%
                                                           ====                          ====                          ====
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                              118.96%                       121.14%                       123.45%
                                                         ======                        ======                        ======
Tax Equivalent Adjustment(3)                    $     84                      $     98                      $    161
                                                  ======                        ======                        ======


(1) Includes non-accrual loans.  Includes amortized loan fees of $3.7 million, $3.1 million and $2.5 million for fiscal year 2007, 2006 and 2005, respectively.

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

                                   At March 31,    Year Ended March 31,
                                   -----------     --------------------
                                      2007         2007    2006    2005
                                      ----         ----    ----    ----
Weighted average yield earned on:
 Total net loans (1)                  8.19%        8.14%   7.20%   6.36%
 Mortgage-backed securities           4.71         4.64    4.36    4.06
 Investment securities                5.18         4.95    4.59    3.51
 All interest-earning assets (1)      7.96         7.89    6.85    5.76


Weighted average rate paid on:
 Deposits                             3.54         3.82    2.58    1.55
 FHLB advances and other borrowings   5.66         5.46    4.69    5.00
 All interest-bearing liabilities     3.68         4.03    2.79    1.90

Interest rate spread (spread between
weighted average rate on all interest-
earning assets and all interest-
bearing liabilities) (1)              4.28         3.86    4.06    3.86

Net interest margin (net interest
income (expense) as a percentage of
average interest-earning assets)(1)    N/A         4.50    4.55    4.22


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

                                           Year Ended March 31,
                             ------------------------------------------------
                                  2007 vs 2006             2006 vs 2005
                             ---------------------    -----------------------
                             Increase(Decrease)       Increase(Decrease)
                                  Due to                  Due To
                             ------------     Total   --------------   Total
                                            Increase                Increase
                             Volume  Rate  (Decrease) Volume   Rate (Decrease)
                             ------  ----   --------  ------   ----  --------
                                               (In thousands)
Interest Income:
 Mortgage loans             $8,392  $4,673  $13,065  $13,769  $1,802  $15,571
 Non-mortgage loans            271   1,121    1,392      481   1,223    1,704
 Mortgage-backed securities   (141)     32     (109)    (149)     45     (104)
Investment securities (1)      (88)     83       (5)    (233)    284       51
Daily interest-bearing        (559)    247     (312)    (263)    347       84
Other earning assets             -      26       26       19    (126)    (107)
                            ------  ------   ------   ------  ------   ------
  Total interest income      7,875   6,182   14,057   13,624   3,575   17,199
                            ------  ------   ------   ------  ------   ------
Interest Expense:
Regular savings accounts       (34)      -      (34)      35       -       35
Interest checking              263   1,910    2,173      250   1,075    1,325
Money market accounts        1,378   2,315    3,693      762   1,613    2,375
Certificates of deposit        293   1,999    2,292    1,659   1,609    3,268
Other interest-bearing
 liabilities                 1,320     461    1,781      611    (132)     479
                            ------  ------   ------   ------  ------   ------
  Total interest expense     3,220   6,685    9,905    3,317   4,165    7,482
                            ------  ------   ------   ------  ------   ------
  Net interest income (1)   $4,655  $ (503) $ 4,152  $10,307 $  (590)  $9,717
                            ======  ======   ======   ======  ======   ======

 (1) Taxable equivalent

Asset and Liability Management

The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities. Interest rate sensitivity increases by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one-to-four family mortgage loans with terms to maturity of more than 15 years. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans or purchase of adjustable rate mortgage-backed securities for its portfolio; increasing commercial, consumer loans that are adjustable rate and short-term loans and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. This approach has remained consistent throughout the past year, as the Company has experienced a change in the mix of loans, deposits and FHLB advances.

At March 31, 2007, adjustable rate loans and adjustable rate mortgage-backed securities constituted $552.2 million, or 78.9%, of the Company's total combined loans and securities portfolio. This compares to adjustable rate loans and adjustable rate mortgage-backed securities at March 31, 2006 that totaled $524.5 million, or 81.9%, of the Company's total combined loan and securities portfolio. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. The mortgage loan servicing portfolio totaled $110.8 million at March 31, 2007, including $1.1 million of purchased mortgage servicing. The purchase of loan servicing replaced loan servicing balances extinguished through prepayment of the underlying loans. The average balance of the servicing portfolio was $112.9 million and produced loan servicing income of $155,000 for the year ended March 31, 2007. See "Item 1. Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity line of credit and installment, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the
Company's exposure to fluctuations in interest rates.   Adjustable interest
rate commercial, construction and consumer loans totaled $550.3 million or 79.6% of total gross loans at March 31, 2007 as compared to $521.9 million or 82.8% at March 31, 2006. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. At March 31, 2007, the combined portfolio carried at $27.1 million had an average term to repricing or maturity of 2.29 years. See "Item 1. Business -- Investment Activities."

A measure of the Company's exposure to differential changes in interest rates between assets and liabilities is provided by the test required by OTS Thrift Bulletin No. 13a, "Interest Rate Risk Management." This test measures the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Using data compiled by the OTS, the Company receives a report that measures interest rate risk by modeling the change in net portfolio value ("NPV") over a variety of interest
rate scenarios.   This procedure for measuring interest rate risk was
developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The following table provides the estimated impacts of immediate changes in interest rates at the specified levels based on the latest OTS report dated December 31, 2006.

                              At December 31, 2006
                -----------------------------------------------------
                                               Net Portfolio Value
                   Net Portfolio Value          as a Percent of
                --------------------------    Present Value of Assets
Change          Dollar    Dollar   Percent    -----------------------
In Rates        Amount     Change   Change    NPV Ratio      Change
--------        ------     ------   ------    ---------      ------
                 (Dollars in thousands)
300   bp      $128,789     $3,021      +2%      15.01%       +33 bp
200   bp       126,681        914      +1       14.80        +12 bp
100   bp       126,466        699      +1       14.77         +9 bp
0     bp       125,767          -       -       14.68          -
(100) bp       123,380     (2,387)     (2)      14.42        (26)bp
(200) bp       120,795     (4,972)     (4)      14.14        (54)bp


For example, the above table illustrates that an instantaneous 100 basis point increase in market interest rates at December 31, 2006 would increase the Company's NPV by approximately $699,000, or 1%, at that date. At December 31, 2005, an instantaneous 100 basis point increase in market interest rates would have increased the Company's NPV by approximately $1.6 million, or 1%, at that date. The $14.8 million increase in the NPV to $125.8 million at December
31, 2006 from $110.9 million at December 31, 2005 is the result of the impact of more adjustable loan balances in the loan portfolio at December 31, 2006 as compared to December 31, 2005.

The Company's balance sheet continues to be to a degree asset sensitive in its balance between interest sensitive assets and liabilities. In the current inverted/flat interest rate environment there continues to be pressure on the net interest margin. In a sustained rising interest rate environment the asset yields are expected to closely match rising funding costs. A sustained falling interest rate environment would negatively impact net interest rate margins.

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

Liquidity and Capital Resources

The Company's primary source of cash flows is its operations as a lender, which generates interest income on loans. This is supplemented by fee income, service charges, and interest on investment securities, and reduced by payment of interest expense and non-interest expenses. After payment of expenses, the Company has significant positive cash flow from operating activities. The Company's investing activities typically use cash, primarily for loan originations. For the year ended March 31, 2007 additional cash flows were provided by the Company's financing activities as a result of a significant increase in deposit accounts. For the year ended March 31, 2006 the increase in deposit accounts reflects the acquisition of APB $80.0 million in deposits.

The Company's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2007, cash totaled $31.4 million, or 3.8%, of total assets. The Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2007 the Bank had $35.1 million of outstanding advances from the FHLB of Seattle under an available credit facility of $249.9 million, limited to available collateral.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for borrowing at the Federal Reserve Bank discount window. At March 31, 2007, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 5.23%.

The Company's primary investing activity is the origination of loans. During the years ended March 31, 2007, 2006 and 2005, the Company originated $578.5 million, $665.3 million and $428.8 million of loans held for investment and loans held for sale, respectively. At March 31, 2007, the Company had outstanding real estate one-to-four family loan commitments of $445,000 and unused lines of credit on real estate one-to-four family loans totaled $22.3 million. Other installment loan commitments totaled $99,000 and unused lines of credit on other installment loans totaled $1.3 million at March 31, 2007. Other real estate mortgage loan commitments totaled $2.1 million and the undisbursed balance of other real estate mortgage loans closed was $16.5 million at March 31, 2007. Commercial loan commitments totaled $3.6 million and unused commercial lines of credit totaled $55.7 million at March 31, 2007. Construction loan commitments totaled $8.7 million and unused construction lines of credit totaled $73.4 million at March 31, 2007. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2007 totaled $144.2 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

At March 31, 2007, scheduled maturities of certificates of deposit, FHLB advance, debentures, commitments to originate loans, undisbursed loan funds, unused lines of credit, standby letters of credit and future operating minimum lease commitments were as follows:

                                 Within      1-3     4-5     After     Total
                                 1 Year    Years   Years   5 Years   Balance
                                 ------    -----   -----   -------   -------
                                            (Dollars in thousands)
Certificates of deposit        $144,210  $46,884  $5,701    $3,079  $199,874
FHLB advances                    35,050        -       -         -    35,050
Debentures                            -        -       -     7,217     7,217
Commitments to originate loans
  Adjustable                      9,223        -       -         -     9,223
  Fixed                           5,676        -       -         -     5,676

Undisbursed loan funds, unused
 lines of credit and standby
 letters of credit              136,967   30,190       -     4,329   171,486
Operating leases                  1,698    3,059   1,587     4,348    10,692
Total other contractual         -------   ------   -----    ------   -------
 obligations                   $332,824  $80,133  $7,288   $18,973  $439,218
                                =======   ======   =====    ======   =======

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

The increase in interest rates during the fiscal year ended March 31, 2007 has created an interest rate environment that caused the demand for fixed rate one-to-four family loans and repayment of existing one-to-four family mortgage loans and mortgage-backed securities to be less than in the prior year. The Company's business plan emphasizes the sale of fixed rate mortgages as part of its interest rate risk strategy. The decrease in the cash flows from operating activities of loans sold to $17.1 million for the fiscal 2007 compared to $17.8 million for fiscal 2006 reflects this strategy under the changing interest rate environment.

The Bank has experienced growth in deposit accounts that is attributable to organic growth through operations. The information contained in "Item 1,
Business   Deposit Activities and Other Sources of Funds -- Deposit Flow"
reflects this net increase in cash flows from deposits of $58.4 million for fiscal 2007 as compared to a $150.1 million increase in net cash flows for the same period in the prior year (which included $80.1 million of deposits acquired in the APB acquisition).

Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB and Pacific Coast Banker's Bank borrowings. At March 31, 2007 advances from FHLB totaled $35.1 million and the Bank had additional borrowing capacity available of $214.8 million from the FHLB, subject to collateral limitations. At March 31, 2007 the Bank's available borrowing line subject to collateral limitations was $121.9 million. The Bank has a $10.0 million fed funds line with Pacific Coast Banker's Bank at March 31, 2007.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital. As of March 31, 2007, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.60%, 9.60% and 11.38%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION - Federal Regulation of Savings Associations -- Capital Requirements."

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

Contractual Obligations

The following table shows the contractual obligations by expected period, as of March 31, 2007. Further discussion of these commitments is included in Note 20 to the Consolidated Financial Statements included in Item 8 of this report.

At March 31, 2007, scheduled maturities of certificates of deposit, FHLB advances, future operating minimum lease commitments and subordinated Debentures were as follows (in thousands):

                                 Within   1 to 3     4-5     After     Total
                                 1 Year    Years   Years   5 Years   Balance
                                 ------    -----   -----   -------   -------

Certificates of deposit        $144,210  $46,884 $ 5,701   $ 3,079  $199,874
FHLB advances                    35,050        -       -         -    35,050
Operating leases                  1,698    3,059   1,587     4,348    10,692
Junior subordinates Debentures        -        -       -     7,217     7,217
Total other contractual         -------   ------   -----    ------   -------
  obligations                  $180,958  $49,943  $7,288   $14,644  $252,833
                                =======   ======   =====    ======   =======

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

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

At March 31, 2007, the Company had commitments to extend credit of $184.1 million, compared to $188.3 million at March 31, 2006. The $4.2 million decrease in commitments to extend credit has been experienced in all loan categories. These decreases reflect the changes in the U.S. economy and are not due to local economic changes. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report including Footnote 20, "Commitments and Contingencies."

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

Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates. The Company intends to reduce risk where appropriate but accept a degree of risk when warranted by economic circumstances. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets. Interest rate sensitivity will increase by retaining portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one-to-four family mortgage loans with terms of more than 15 years. Interest rates on residential one-to-four family mortgage loan applications are typically locked during the application stage for periods ranging from 30 to 90 days, the most typical period being 45 days. These loans are locked with the FHLMC under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement requires the Company to deliver the loans to the FHLMC within ten days of funding. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Company. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have maturities of long or short term. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2007.  Market risk sensitive  instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

                                                                    After       After       Beyond
                                Average       Within     1 - 3      3 - 5      5 - 10           10                       Fair
                                   Rate       1 Year     Years      Years       Years        Years         Total        Value
                                   ----       ------     -----      -----       -----        -----         -----        -----
                                                           (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable (1)               8.19%    $277,081  $ 90,116   $ 57,672    $201,617      $65,118      $691,604     $680,861
Mortgage-backed securities         4.71        1,936     5,936          -           -            -         7,872        7,883
Investments and other
  interest-earning assets          5.19       24,147     1,671          -           -        1,267        27,085       27,085
FHLB stock                         0.20        1,470     2,940      2,940           -            -         7,350        7,350
                                             -------   -------    -------     -------      -------       -------      -------
  Total assets                               304,634   100,663     60,612     201,617       66,385       733,911      723,179
                                             =======   =======    =======     =======      =======       =======      =======
Interest-Sensitive Liabilities:

Interest checking                 3.19        28,891    57,780     57,780           -            -       144,451      144,451
Non-interest checking accounts       -        17,320    34,640     34,641           -            -        86,601       86,601
Savings accounts                  0.55         5,894    11,789     11,789           -            -        29,472       29,472
Money market accounts             4.62        41,001    82,003     82,003           -            -       205,007      205,007
Certificate accounts              4.69       144,210    46,884      5,701       3,079            -       199,874      199,174
FHLB advances                     5.66        35,050         -          -           -            -        35,050       34,982
Subordinated debentures           6.71             -         -          -           -        7,217         7,217        7,235
Obligations under capital lease   7.16            32        80         91         423        2,095         2,721        2,753
                                             -------   -------    -------     -------      -------       -------      -------
  Total liabilities                          272,398   233,176    192,005       3,502        9,312       710,393      709,675
                                             -------   -------    -------     -------      -------       -------      -------
Interest sensitivity gap                      32,236  (132,513)  (131,393)    198,115       57,073        23,518       13,504
                                             -------   -------    -------     -------      -------       -------      -------
Cumulative interest sensitivity gap         $ 32,236 $(100,277) $(231,670)   $(33,555)    $ 23,518
Off-Balance Sheet Items:                     =======   =======    =======     =======      =======

Commitments to extend credit         -        14,899         -          -           -            -        14,899            -
Unused lines of credit               -       169,194         -          -           -            -       169,194            -

  (1) Includes loans held for sale

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Financial Statements for the Years Ended March 31, 2007, 2006 and 2005 Independent Auditor's Reports


TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                       Page

Report of Independent Registered Public Accounting Firm -
  Deloitte & Touche LLP                                                 70


Report of Independent Registered Public Accounting Firm -
  McGladrey & Pullen, LLP                                               71

Consolidated Balance Sheets as of March 31, 2007 and 2006               72

Consolidated Statements of Income for the Years Ended March 31,
  2007, 2006 and 2005                                                   73

Consolidated Statements of Shareholders' Equity for the Years Ended
  March 31, 2007, 2006 and 2005                                         74

Consolidated Statements of Cash Flows for the Years Ended March 31,
  2007, 2006 and 2005                                                   75

Notes to Consolidated Financial Statements                              76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Riverview Bancorp, Inc.
Vancouver, Washington


We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. & Subsidiary (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


   /s/Deloitte & Touche LLP


Portland, Oregon
June 12, 2007

McGladrey & Pullen

Certified Public Accountants



               Report of Independent Registered Public Accounting Firm



To the Board of Directors
Riverview Bancorp, Inc.
Vancouver, Washington


We have audited Riverview Bancorp, Inc. and Subsidiary' s consolidated statements of income, shareholders' equity and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Riverview Bancorp, Inc. and Subsidiary's results of operations and cash flows for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

   /s/McGladrey & Pullen, LLP


Tacoma, Washington
June 10, 2005




McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

(Dollars in thousands, except share data)                    2007      2006
------------------------------------------------------------------------------
ASSETS
Cash (including interest-earning accounts of $7,818
  and $7,786)                                             $ 31,423   $ 31,346
Loans held for sale                                              -         65
Investment securities available for sale, at fair
  value (amortized cost of $19,258 and $24,139)             19,267     24,022
Mortgage-backed securities held to maturity, at
 amortized cost (fair value of $1,243 and $1,830)            1,232      1,805
Mortgage-backed securities available for sale, at fair
  value (amortized cost of $6,778 and $8,436)                6,640      8,134
Loans receivable (net of allowance for loan losses of
  $8,653 and $7,221)                                       682,951    623,016
Prepaid expenses and other assets                            1,905      2,210
Accrued interest receivable                                  3,822      3,058
Federal Home Loan Bank stock, at cost                        7,350      7,350
Premises and equipment, net                                 21,402     19,127
Deferred income taxes, net                                   4,108      3,771
Mortgage servicing rights, net                                 351        384
Goodwill                                                    25,572     25,572
Core deposit intangible, net                                   711        895
Bank owned life insurance                                   13,614     13,092
                                                          --------   --------

TOTAL ASSETS                                              $820,348   $763,847
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                          $665,405   $606,964
Accrued expenses and other liabilities                       9,349      8,768
Advance payments by borrowers for taxes and insurance          397        358
Federal Home Loan Bank advances                             35,050     46,100
Junior subordinated debentures                               7,217      7,217
Capital lease obligation                                     2,721      2,753
                                                          --------   --------
     Total liabilities                                     720,139    672,160

COMMITMENTS AND CONTINGENCIES (See Note 20)                      -          -

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding, none                       -          -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
    2007 - 11,707,980 issued, 11,707,980 outstanding           117         57
    2006 - 5,772,690 issued, 5,772,686 outstanding on
      a pre-split basis
Additional paid-in capital                                  58,438     57,316
Retained earnings                                           42,848     35,776
Unearned shares issued to employee stock ownership trust    (1,108)    (1,186)
Accumulated other comprehensive loss                           (86)      (276)
                                                          --------   --------
     Total shareholders' equity                            100,209     91,687
                                                          --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $820,348   $763,847
                                                          ========   ========

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands, except share data)    2007         2006        2005
------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME:
 Interest and fees on loans receivable $ 59,496 $ 45,039 $ 27,764 Interest on investment securities -
  taxable                                       854          809          521
 Interest on investment securities -
  non taxable                                   163          170          174
 Interest on mortgage-backed securities         421          530          634
 Other interest and dividends                   366          681          875
                                        -----------  -----------  -----------
    Total interest and dividend income       61,300       47,229       29,968
                                        -----------  -----------  -----------

INTEREST EXPENSE:
 Interest on deposits                        20,507       12,383        5,380
 Interest on borrowings                       4,275        2,494        2,015
                                        -----------  -----------  -----------
    Total interest expense                   24,782       14,877        7,395
                                        -----------  -----------  -----------
Net interest income                          36,518       32,352       22,573
Less provision for loan losses                1,425        1,500          410
                                        -----------  -----------  -----------
Net interest income after provision for
 loan losses                                 35,093       30,852       22,163
                                        -----------  -----------  -----------

NON-INTEREST INCOME:
 Fees and service charges                     5,747        5,913        4,588
 Asset management fees                        1,874        1,481        1,120
 Net gain on sale of loans held for sale        434          361          513
 Impairment of securities, net of gain
  on sale                                         -            -       (1,185)
 Loan servicing income                          155           91           47
 Gain on sale of land and fixed assets            3            2          830
 Gain of sale of credit card portfolio          133          311            -
 Bank owned life insurance                      522          485          486
 Other                                          166          193          107
                                        -----------  -----------  -----------
    Total non-interest income                 9,034        8,837        6,506
                                        -----------  -----------  -----------

NON-INTEREST EXPENSE:
 Salaries and employee benefits              15,012       14,536       10,773
 Occupancy and depreciation                   4,687        3,798        2,991
 Data processing                                988        1,414          991
 Amortization of core deposit intangible        184          210          180
 Advertising and marketing expense            1,102          853          766
 FDIC insurance premium                          74           70           58
 State and local taxes                          644          580          519
 Telecommunications                             437          395          288
 Professional fees                              809        1,328          842
 Other                                        2,416        2,190        1,696
                                        -----------  -----------  -----------
    Total non-interest expense               26,353       25,374       19,104
                                        -----------  -----------  -----------

INCOME BEFORE INCOME TAXES                   17,774       14,315        9,565
PROVISION FOR INCOME TAXES                    6,168        4,577        3,036
                                        -----------  -----------  -----------
NET INCOME                              $    11,606  $     9,738  $     6,529
                                        ===========  ===========  ===========

Earnings per common share:
 Basic                                  $      1.03  $      0.87  $      0.68
 Diluted                                       1.01         0.86         0.67
Weighted average number of shares
 outstanding:
 Basic                                   11,312,847   11,204,479    9,633,490
 Diluted                                 11,516,232   11,350,335    9,782,346
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                                                        Unearned
                                                                          Shares
                                                                       Issued to
                                                                        Employee     Accumulated
                                 Common Stock    Additional                Stock           Other
(Dollars in thousands,         -----------------    Paid-In   Retained Ownership   Comprehensive
except share data)              Shares    Amount    Capital   Earnings     Trust    Income(Loss)   Total
-----------------------------------------------------------------------------------------------------------

Balance April 1, 2004          9,949,950   $ 50     $40,187   $26,330   $(1,598)       $ 213       $ 65,182
 Cash dividends ($0.31 per
  share)                               -      -           -    (2,985)        -            -         (2,985)
 Exercise of stock options        81,548      -         536         -         -            -            536
 Earned ESOP shares                    -      -         314         -       206            -            520
 Tax benefit, stock options            -      -          75         -         -            -             75
                              ----------   ----     -------   -------   -------        -----       --------
                              10,031,498     50      41,112    23,345    (1,392)         213         63,328
Comprehensive income:
 Net income                            -      -           -     6,529         -            -          6,529
 Other comprehensive income:
  Unrealized holding gain on
   securities of $1,120 (net
   of $577 tax effect) less
   classification adjustment
   for net losses included
   in net income of $785 (net
   of $404 tax effect)                 -      -           -         -         -         (335)          (335)
                                                                                                   --------

Total comprehensive income             -      -           -         -         -            -          6,194
                              ----------   ----     -------   -------   -------        -----       --------
Balance March 31, 2005        10,031,498     50      41,112    29,874    (1,392)        (122)        69,522
 Cash dividends ($0.34 per
  share)                               -      -           -    (3,836)        -            -         (3,836)
 Exercise of stock options        37,144      -         314         -         -            -            314
 Stock repurchased and
  retired                       (100,000)     -      (1,227)        -         -            -         (1,227)
 Stock issued in connection
  with acquisition             1,576,730      7      16,706         -         -            -         16,713
Earned ESOP shares                     -      -         352         -       206            -            558
Tax benefit, stock options             -      -          59         -         -            -             59
                              ----------   ----     -------   -------   -------        -----       --------
                              11,545,372     57      57,316    26,038    (1,186)        (122)        82,103
Comprehensive income:
 Net income                            -      -           -     9,738         -            -          9,738
 Other comprehensive income:
  Unrealized holding loss on
   securities of $154 (net of
   $79 tax effect)                     -      -           -         -         -         (154)          (154)
                                                                                                   --------

Total comprehensive income             -      -           -         -         -            -          9,584
                              ----------   ----     -------   -------   -------        -----       --------
Balance March 31, 2006        11,545,372     57      57,316    35,776    (1,186)        (276)        91,687
 Stock split                           -     58           -       (58)        -            -              -
 Cash dividends ($0.395 per
  share)                               -      -           -    (4,476)        -            -         (4,476)
 Exercise of stock options       212,054      2         878         -         -            -            880
 Stock repurchased and retired   (49,446)     -           -         -         -            -              -
Earned ESOP shares                     -      -         196         -        78            -            274
Tax benefit, stock options             -      -          48         -         -            -             48
                              ----------   ----     -------   -------   -------        -----       --------
                              11,707,980    117      58,438    31,242    (1,108)        (276)        88,413
Comprehensive income:
 Net income                            -      -           -    11,606         -            -         11,606
 Other comprehensive income:
  Unrealized holding gain on
   securities of $190 (net of
   $99 tax effect)                     -      -           -         -         -          190            190
                                                                                                   --------

Total comprehensive income             -      -           -         -         -            -         11,796
                              ----------   ----     -------   -------   -------        -----       --------
Balance March 31, 2007        11,707,980   $117     $58,438   $42,848   $(1,108)       $ (86)      $100,209
                              ==========   ====     =======   =======   =======        =====       ========

See notes to consolidated financial statements.

                                                   74

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
(Dollars in thousands)                             2007       2006      2005
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  11,606  $   9,738  $  6,529
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                    2,258      1,907     1,492
  Mortgage servicing rights valuation adjustment     (25)       (24)      (22)
  Provision for loan losses                        1,425      1,500       410
  Provision (benefit) for deferred income taxes     (436)      (704)      285
  Noncash expense related to ESOP                    274        558       520
  Noncash loss on impairment of securities             -          -     1,349
  Noncash interest expense on capital lease
   obligation                                          -         49         -
  Increase (decrease) in deferred loan
   origination fees, net of amortization            (407)       933       382
  Federal Home Loan Bank stock dividend                -          -      (110)
  Origination of loans held for sale             (16,966)   (17,308)  (22,943)
  Proceeds from sales of loans held for sale      17,116     17,786    22,919
  Excess tax benefit from stock based
   compensation                                      (67)         -         -
  Net gain on loans held for sale, sale of
   real estate owned, mortgage-backed
   securities, investment securities and
   premises and equipment                           (422)      (363)   (1,310)
  Income from bank owned life insurance             (522)      (485)     (486)
  Changes in assets and liabilities, net
   of acquisition:
    Prepaid expenses and other assets                397       (455)     (484)
    Accrued interest receivable                     (764)      (371)     (364)
    Accrued expenses and other liabilities           437      2,488      (602)
                                               ---------  ---------  --------
      Net cash provided by operating
       activities                                 13,904     15,249     7,565
                                               ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net                         (60,707)   (76,216)  (47,869)
  Proceeds from call, maturity, or sale of
   investment securities available for sale        4,850      5,250    13,515
  Principal repayments on investment
   securities available for sale                      75         37        75
  Purchase of investment securities available
   for sale                                            -     (4,996)   (5,014)
  Purchase of mortgage-backed securities
   available for sale                                  -          -    (5,000)
  Principal repayments on mortgage-backed
   securities available for sale                   1,658      3,320     3,657
  Principal repayments on mortgage-backed
   securities held to maturity                       572        538       173
  Purchase of premises and equipment and
   capitalized software                           (4,334)    (8,087)     (561)
  Acquisition, net of cash received                    -    (14,663)        -
  Additions to real estate owned                       -          -      (621)
  Proceeds from sale of real estate owned
   and premises and equipment                          3        275     2,513
                                               ---------  ---------  --------
      Net cash used by investing activities      (57,883)   (94,542)  (39,132)
                                               ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposit accounts, net of
   deposits acquired                              58,441     70,331    47,763
  Dividends paid                                  (4,289)    (3,631)   (2,904)
  Repurchase of common stock                           -     (1,228)        -
  Proceeds from borrowings                       559,350    157,100         -
  Repayment of borrowings                       (570,400)  (174,000)        -
  Principal payments under capital lease
   obligation                                        (32)       (10)        -
  Net increase (decrease) in advance
   payments by borrowers                              39         44       (16)
  Excess tax benefit from stock based
   compensation                                       67          -         -
  Proceeds from exercise of stock options            880        314       536
                                               ---------  ---------  --------
      Net cash provided by financing
       activities                                 44,056     48,920    45,379
                                               ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH                       77    (30,373)   13,812
CASH, BEGINNING OF YEAR                           31,346     61,719    47,907
                                               ---------  ---------  --------
CASH, END OF YEAR                              $  31,423  $  31,346  $ 61,719
                                               =========  =========  ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
  Interest                                     $  24,347  $  14,663  $  7,418
  Income taxes                                     7,025      5,206     2,675
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer of loans to real estate owned       $       -  $       -  $    304
  Loans to finance the sale of real estate
   owned                                               -          -       578
  Receivable due to sale & leaseback of
   branch                                              -          -     2,391
  Dividends declared and accrued in other
   liabilities                                     1,144        955       749
  Fair value adjustment to securities
   available for sale                                289       (234)     (507)
  Income tax effect related to fair value
   adjustment                                        (99)        79       172
  Common stock issued upon business
   combination                                         -     16,713         -
  Borrowings under capital lease obligation            -      2,715         -
  Premises and equipment purchases included
   in accounts payable                                64          -         -
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007 AND 2006
------------------------------------------------------------------------------

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

The Company has also established a subsidiary grantor trust in connection with the issuance of trust preferred securities (see Note 13). In accordance with the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (as amended), the accounts and transactions of the trust are not included in the accompanying consolidated financial statements.

Nature of Operations - The Bank is an eighteen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various other real estate mortgage loans, real estate construction loans, commercial loans, consumer loans, investment securities and mortgage-backed securities.

Use of Estimates in the Preparation of Financial Statements   The preparation
of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP"), requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights, goodwill, core deposit intangibles and deferred tax assets.

Cash and Cash Flows - Cash includes amounts on hand, due from banks and interest-earning deposits in other banks.

Loans Held for Sale - The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

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

Securities - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

The Company analyzes investment securities for other than temporary impairment on a periodic basis. Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, An amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Real Estate Owned ("REO") - REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and writes down the REO directly and charges operations for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company's control or because of changes in the Company's strategy for the sale of the property.

Federal Home Bank Loan Bank Stock - The Bank, as a member of Federal Home Loan Bank of Seattle ("FHLB"), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

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

Mortgage Servicing Rights - Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

MSR's are the rights to service loans. Loan servicing includes collecting payments, remitting funds to investors, insurance companies and tax authorities, collecting delinquent payments, and foreclosing on properties when necessary.

The Company records its originated mortgage servicing rights at fair value in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSR's and the loans (without the MSR's) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSR's based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSR's is determined quarterly using a discounted cash flow model. The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR's portfolio. The Company is amortizing the MSR, which totaled $351,000 and $384,000 at March 31, 2007 and 2006, respectively, in proportion to and over the period of estimated net servicing income.

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

Goodwill - Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the subsidiary is not considered impaired and no additional analysis is necessary. As of March 31, 2007, there have been no events or changes in circumstances that would indicate a potential impairment.


Core Deposit Intangible - Core deposit intangibles are amortized to non-interest expense using an accelerated method (based on expected attrition and cash flows of core deposit accounts purchased) over ten years.

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

Trust Assets - Assets held by Riverview Asset Management Corp. in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $285.6 million and $232.8 million were held in trust as of March 31, 2007 and 2006, respectively.

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

Stock Split - On August 24, 2006 the Riverview Bancorp. Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board of Directors ("Board") declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the consolidated financial statements and accompanying notes were restated to reflect the split, except as otherwise noted.

Stock-Based Compensation - Prior to April 1, 2006, the Company accounted for stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense was recognized for the years ended March 31, 2006 and 2005, as the exercise price of each stock option which the Company granted was equal to the market value of the underlying common stock on the date of grant.

Effective April 1, 2006, the Company adopted SFAS No. 123 (Revised)(SFAS
123R), Share-Based Payment. SFAS 123R requires the measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for stock options in the footnote disclosures required under SFAS No. 123 Accounting for Stock-Based Compensation.

The Company has adopted SFAS 123R using a modified version of prospective application (modified prospective application). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after April 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of April 1, 2006, must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the proforma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Modified prospective application provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions established in SFAS 123R to stock based compensation awards in the prior periods (dollars in thousands, except per share amounts):

                                                 Year ended March 31,
                                                 --------------------
                                                  2006          2005
                                                 ------        ------
Net income:
  As reported                                    $9,738        $6,529
  Deduct: Total stock based compensation
   expense determined under fair value
   based method for all options, net of
   related tax benefit                           (1,345)          (96)
                                                 ------        ------
  Pro forma                                      $8,393        $6,433
                                                 ======        ======
Earnings per common share - basic:
  As reported                                    $ 0.87        $ 0.68
  Pro forma                                        0.75          0.67
Earnings per common share - fully diluted:
  As reported                                    $ 0.86        $ 0.67
  Pro forma                                        0.74          0.66

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

Reclassifications - Certain 2006 loan disclosures have been reclassified in order to conform to the 2007 presentation, with no impact on net income or shareholders' equity as previously reported (See Note 6).

Business segments - The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for year ended March 31, 2007, 2006 and 2005.

Acquisitions - Acquisitions are accounted for in accordance with SFAS 141, Business Combinations under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values. The results of operations subsequent to the date of acquisition are included in the Consolidated Financial Statements of the Company.

New Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in income taxes recognized in a company's financial statements. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 provides guidance on quantifying prior year reversals or carryovers of financial statement misstatements. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. Management does not expect the adoption of SAB No. 108 to have a material impact on the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company's financial position, results of operations and cash flows upon adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company's financial position, results of operations and cash flows upon adoption of SFAS No. 159.

2.  RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances as of March 31, 2007 and 2006 were approximately $258,000 and $627,000, respectively.

3.  ACQUISITION

On April 22, 2005, the Company completed the acquisition of American Pacific Bank ("APB"), a commercial bank located in Portland, Oregon. The cost to acquire APB's 2,804,618 shares of common stock was a payment in cash for 1,404,000 shares at a transaction value of $11.94 per share and the issuance of 1,576,730 shares of the Company's common stock at a price of $10.60 per share for the remaining 1,400,618 shares. All APB stock options were cashed out at a cost of $873,240, the difference between the transaction value of $11.94 per share and the options' respective exercise prices prior to completion of the merger. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of APB were recorded at their respective fair values. The resulting core deposit intangible is being amortized using an accelerated method over ten years. The excess of the purchase price over net fair value of the assets and liabilities acquired was recorded as goodwill in the amount of $17.1 million. Goodwill is not tax deductible because the transaction is nontaxable for Internal Revenue Service purposes. The purchased assets and assumed liabilities were recorded as follows (dollars in thousands):

Assets
------
  Cash                             $   3,433
  Investments                          1,417
  Building and equipment               1,080
  Loans                              119,536
  Core deposit intangible                526
  Goodwill                            16,359
  Other, net                           2,547
                                   ---------
Total assets                         144,898

Liabilities
-----------
  Deposits                           (79,755)
  Borrowings                         (29,882)
  Other liabilities                     (452)
                                   ---------
Total liabilities                   (110,089)

Net assets                         $  34,809

Less:

Stock issued in acquisition          (16,713)

Cash acquired                         (3,433)
                                   ---------
Cash used in acquisition, net of
  cash acquired                    $  14,663
                                   =========

Subsequent to the acquisition, tax amounts were adjusted as part of the allocation of the purchase price. At March 31, 2006, the goodwill asset recorded in connection with the APB acquisition was $16.4 million.

4.  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                            Gross       Gross  Estimated
                            Amortized  Unrealized  Unrealized       Fair
                                 Cost       Gains      Losses      Value
                            ---------  ----------  ----------  ---------
March 31, 2007
--------------
Trust Preferred              $ 5,000      $ 19        $   -     $ 5,019
Agency securities             10,784         -          (44)     10,740
Municipal bonds                3,474        34            -       3,508
                             -------      ----        -----     -------
   Total                     $19,258      $ 53        $ (44)    $19,267
                             =======      ====        =====     =======

March 31, 2006
--------------
Trust Preferred              $ 5,000      $ 44        $   -     $ 5,044
Agency securities             15,246         -         (218)     15,028
Municipal bonds                3,893        57            -       3,950
                             -------      ----        -----     -------
   Total                     $24,139      $101        $(218)    $24,022
                             =======      ====        =====     =======

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Agency securities      $   -   $   -     $10,740  $(44)    $10,740    $(44)
                       -----   -----     -------  ----     -------    ----
  Total temporarily
   impaired securities $   -   $   -     $10,740  $(44)    $10,740    $(44)
                       =====   =====     =======  ====     =======    ====

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Agency securities     $6,124   $ (61)    $8,904   $(157)    $15,028  $(218)
                      ------   -----     ------   -----     -------  -----
  Total temporarily
   impaired
   securities         $6,124   $ (61)    $8,904   $(157)    $15,028  $(218)
                      ======   =====     ======   =====     =======  =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The value of most of our securities fluctuates as market interest rates change. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                        Amortized    Estimated
                                             Cost   Fair Value
                                        ---------   ----------
March 31, 2007
--------------
Due in one year or less                  $11,354     $11,311
Due after one year through five years      1,020       1,033
Due after five years through ten years       618         637
Due after ten years                        6,266       6,286
                                         -------     -------
   Total                                 $19,258     $19,267
                                         =======     =======

Investment securities with an amortized cost of $5.8 million and $10.2 million and a fair value of $5.8 million and $10.1 million at March 31, 2007 and 2006, respectively, were pledged as collateral for advances at the FHLB. Investment securities with an amortized cost of $1.1 million and $1.1 million and a fair value of $1.2 million and $1.2 million at March 31, 2007 and 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $490,000 and $495,000 and a fair value of $495,000 and $504,000 at March 31, 2007 and 2006, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and $5.0 million and a fair value of $5.0 million and 5.0 million at March 31, 2007 and 2006, respectively, were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank.

In the third quarter of fiscal 2005, the Company recognized a pre-tax other-than-temporary impairment for investments in Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and Federal National Mortgage Association ("FNMA") preferred stock that totaled $1.3 million. The Company accounts for these securities in accordance with SFAS No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss will be realized as expense on the consolidated statements of income. Based on a number of factors, including the magnitude of the drop in the market value below the Company's cost and the length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary at the end of the third quarter of fiscal 2005. Accordingly, the pre-tax other-than-temporary impairment was realized in the statement of income, in the amount of $699,000 for FNMA preferred stock and $650,000 for FHLMC preferred stock. A corresponding reduction in unrealized losses in shareholders' equity was realized in fiscal 2005 in the amount of $461,000 for FNMA preferred stock and $429,000 for FHLMC preferred stock.

The Company realized no gains or losses on sales of investment securities available for sale in fiscal 2007 and 2006. The Company realized before tax $164,000 in net gains on sales of investment securities available for sale in fiscal 2005.

5.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                            Gross       Gross  Estimated
                            Amortized  Unrealized  Unrealized       Fair
March 31, 2007                   Cost       Gains      Losses      Value
--------------              ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits         $  923       $  6       $   -      $  929
FHLMC mortgage-backed
 securities                     116          1           -         117

FNMA mortgage-backed
 securities                     193          4           -         197
                             ------       ----       -----      ------
    Total                    $1,232       $ 11       $   -      $1,243
                             ======       ====       =====      ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits         $1,402       $ 18       $   -      $1,420
FHLMC mortgage-backed
 securities                     138          2           -         140
FNMA mortgage-backed
 securities                     265          5           -         270
                             ------       ----       -----      ------
    Total                    $1,805       $ 25       $   -      $1,830
                             ======       ====       =====      ======

Mortgage-backed securities held to maturity with an amortized cost of $931,000 and $1.4 million and a fair value of $938,000 and $1.4 million at March 31, 2007 and 2006, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $143,000 and $199,000 and a fair value of $144,000 and $203,000 at March 31, 2007 and 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                          Amortized     Estimated
March 31, 2007                                 Cost    Fair Value
--------------                            ---------    ----------
Due in one year or less                    $    -       $    -
Due after one year through five years           -            -
Due after five years through ten years         14           15
Due after ten years                         1,218        1,228
                                           ------       ------
    Total                                  $1,232       $1,243
                                           ======       ======

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                            Gross       Gross  Estimated
                            Amortized  Unrealized  Unrealized       Fair
March 31, 2007                   Cost       Gains      Losses      Value
--------------              ---------  ----------  ----------  ---------
Real estate mortgage
 investment conduits          $1,070      $ 15       $  (2)     $1,083
FHLMC mortgage-backed
 securities                    5,592         -        (153)      5,439
FNMA mortgage-backed
 securities                      116         2           -         118
                              ------      ----       -----      ------
    Total                     $6,778      $ 17       $(155)     $6,640
                              ======      ====       =====      ======

March 31, 2006
--------------
Real estate mortgage
 investment conduits          $1,326      $ 19       $  (7)     $1,338
FHLMC mortgage-backed
 securities                    6,951         -        (316)      6,635
FNMA mortgage-backed
 securities                      159         2           -         161
                              ------      ----       -----      ------
    Total                     $8,436      $ 21       $(323)     $8,134
                              ======      ====       =====      ======

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------

Real estate mortgage   $   -    $   -    $  407   $  (2)    $  407   $  (2)
FHLMC mortgage-backed
 securities                -        -     5,439    (153)     5,439    (153)
FNMA mortgage-backed
 securities                2        -         -       -          2       -
                      ------   ------    ------   -----     ------   -----
  Total temporarily
   impaired
   securities         $    2   $    -    $5,846   $(155)    $5,848   $(155)
                      ======   ======    ======   =====     ======   =====

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 as follows (in thousands):

                          Less than         12 months
                          12 months         or longer           Total
                       ------------------------------------------------------
Description of         Fair  Unrealized   Fair  Unrealized   Fair  Unrealized
  Securities           Value   Losses     Value   Losses     Value   Losses
                       -----   ------     -----   ------     -----   ------
Real estate mortgage   $  523   $ (6)    $    -   $   -     $  523   $  (6)
FHLMC mortgage-backed
 securities                66     (1)     6,543    (315)     6,609    (316)
FNMA mortgage-backed
 securities                17     (1)         -       -         17      (1)
                      -------   ----     ------   -----     ------   -----
  Total temporarily
   impaired
   securities         $   606   $ (8)    $6,543   $(315)    $7,149   $(323)
                      =======   ====     ======   =====     ======   =====

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The value of most of our securities fluctuates as market interest rates change. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

                                         Amortized    Estimated
March 31, 2007                                Cost   Fair Value
--------------                           ---------   ----------
Due in one year or less                    $    -      $    -
Due after one year through five years          72          73
Due after five years through ten years      6,085       5,930
Due after ten years                           621         637
                                           ------      ------
    Total                                  $6,778      $6,640
                                           ======      ======

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $6.7 million and $8.3 million and a fair value of $6.5 million and $8.0 million at March 31, 2007 and 2006, respectively, were pledged as collateral for advances at the FHLB. Mortgage-backed securities available for sale with an amortized cost of $17,000 and a fair value of $18,000 at March 31, 2006, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

The Company realized no gains or losses on sale of mortgage-backed securities available for sale in fiscal 2007, 2006 and 2005.

6.  LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances at March 31, 2007 and 2006, are net of unearned income, including net deferred loan fees of $3.7 million and $4.4 million, respectively.

For periods ending prior to March 31, 2007, Riverview reported and disclosed the composition of its loan portfolio based on collateral with a focus upon
residential construction and permanent financing activities   a view that was
consistent with Riverview's background as a thrift organization. However, since 1998 and more pronounced in recent years, Riverview has strategically migrated its lending focus to one similar to a commercial bank. This intended strategy is evident not only in the changing mix of the loan portfolio that has occurred organically but also has been accomplished through the Company's recent acquisitions of community banks that emphasized commercial lending activities. In order that loan disclosures are consistent with the strategic direction of the Company, and to be more consistent with established industry practices, the following table reflects this new disclosure categories and related reclassifications for 2006 based on loan purpose, rather than collateral.

Loans receivable excluding loans held for sale consisted of the following (in thousands):

                                                 March 31,
                                          ----------------------
                                             2007         2006
                                          ---------    ---------
Commercial and construction
  Commercial                              $  91,174    $  90,083
  Other real estate mortgage                360,930      329,631
  Real estate construction                  166,073      137,598
                                          ---------    ---------
     Total commercial and construction      618,177      557,312

Consumer
  Real estate one-to-four family             69,808       64,026
  Other installment                           3,619        8,899
                                          ---------    ---------
     Total consumer                          73,427       72,925

Total loans                                 691,604      630,237

Less:
  Allowance for loan losses                   8,653        7,221
                                          ---------    ---------
     Loans receivable, net                $ 682,951    $ 623,016
                                          =========    =========


The Company originates, commercial real estate, multi-family real estate, commercial, residential real estate loans and consumer loans. Substantially all of the mortgage loans in the Company's portfolio are secured by properties located in Washington and Oregon. An economic downturn in these areas would likely have a negative impact on the Company's results of operations depending on the severity of such downturn.

Loans receivable including loans held for sale, by maturity or repricing date, were as follows (in thousands):

                                                 March 31,
                                          ----------------------
                                             2007         2006
                                          ---------    ---------
Adjustable rate loans:
  Within one year                          $243,396     $187,093
  After one but within three years           56,091       63,555
  After three but within five years          21,099       26,675
  After five but within ten years           177,443      184,519
  After ten years                            52,227       60,014
                                           --------     --------
                                            550,256      521,856

Fixed rate loans:
  Within one year                            33,685       26,780
  After one but within three                 34,025       28,845
  After three but within five years          36,573       23,831
  After five but within ten years            24,174       19,533
  After ten years                            12,891        9,457
                                           --------     --------
                                            141,348      108,446
                                           --------     --------
                                           $691,604     $630,302
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

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

                                        Year Ended March 31,
                                      -----------------------
                                      2007     2006      2005
                                      ----     ----      ----
Beginning balance                     $  7    $ 408     $ 732
Originations                           192        5        10
Principal repayments                   (14)    (406)     (334)
                                      ----    -----     -----
Ending balance                        $185    $   7     $ 408
                                      ====    =====     =====

7.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                        Year Ended March 31,
                                      -----------------------
                                      2007     2006      2005
                                      ----     ----      ----

Beginning balance                   $7,221   $4,395    $4,481
Provision for losses                 1,425    1,500       410
Charge-offs                           (186)    (711)     (669)
Recoveries                             193      149       173
Allowance transferred from American
 Pacific Bank ("APB") acquisition        -    1,888         -
                                    ------   ------    ------
Ending balance                      $8,653   $7,221    $4,395
                                    ======   ======    ======

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

                                        Year Ended March 31,
                                      -----------------------
                                      2007     2006      2005
                                      ----     ----      ----
Beginning balance                     $362     $253      $191

Net change in allowance for
 unfunded loan commitments              18      109        62
                                      ----     ----      ----

Ending balance                        $380     $362      $253
                                      ====     ====      ====

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the consolidated balance sheets.

Loans, on which the accrual of interest has been discontinued, was $226,000, $415,000 and $456,000 at March 31, 2007, 2006 and 2005, respectively. Interest income foregone on non-accrual loans was $12,000, $21,000 and $34,000 during the years ended March 31, 2007, 2006, and 2005, respectively,

At March 31, 2007, 2006 and 2005, the Company's recorded investment in certain loans that were considered to be impaired was $426,000, $415,000, and $456,000 respectively. At March 31, 2007, $294,000 of these impaired loans had a specific related valuation allowance of $30,000, while $132,000 did not require a specific valuation allowance. At March 31, 2007 and 2006, none of the impaired loans required specific valuation allowances. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average investment in impaired loans was approximately $959,000, $889,000 and $1.0 million during the years ended March 31, 2007, 2006 and 2005, respectively. The related amount of interest income recognized on loans that were impaired was approximately $85,000, $100,000 and $9,000 during the years ended March 31, 2007, 2006 and 2005, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2007, 2006 and 2005, respectively.

8.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                                March 31,
                                        ----------------------
                                          2007           2006
                                        -------        -------

Land                                    $  2,847       $ 1,988
Buildings and improvements                11,736         7,802
Leasehold improvements                     1,961         1,887
Furniture and equipment                   10,401         8,938
Buildings under capitalized leases         2,715         2,715
Construction in progress                   1,798         4,436
                                        --------       -------
     Total                                31,458        27,766
Less accumulated depreciation and
 amortization                            (10,056)       (8,639)
                                        --------       -------
     Premises and equipment, net        $ 21,402       $19,127
                                        ========       =======

During fiscal year 2005, the Company sold to a private investor and leased back the Camas branch and operations center. The net gain on the sale of the building was $1.6 million, of which $828,000 was recognized in the first quarter of fiscal year 2005 and the remainder is being amortized over the six-year life of the lease. Deferred gains of $108,000, $141,000 and $180,000 were recognized in fiscal years 2007, 2006 and 2005, respectively. The lease of the building is being accounted for as an operating lease and is included in the future minimum rental payments schedule shown below.

Depreciation expense was $1.8 million, $1.2 million and $1.0 million for years ended March 31, 2007, 2006 and 2005, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

The Company entered into a capital lease during fiscal year 2006. The capital lease was for the shell of the building constructed for the new operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2007 and 2006, the Company has recorded $112,700 and 37,600, respectively, in amortization expense. At March 31, 2007 and 2006, the Company had accumulated amortization of $150,300 and $37,600, respectively, related to the capital lease.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2007 and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2007 (in thousands):

                                            Operating   Capital
          Year Ending March 31:                Leases    Leases
                                            ---------   -------
          2008                                $ 1,698   $   228
          2009                                  1,592       228
          2010                                  1,467       228
          2011                                    909       228
          2012                                    678       236
          After 2012                            4,348     4,436
                                              -------   -------
          Total minimum lease payments        $10,692     5,584
                                              =======
          Less amount representing interest              (2,863)
                                                        -------
          Present value of net minimum lease
            payments                                    $ 2,721
                                                        =======


Rent expense was $1.5 million, $1.6 million and $1.2 million for the years ended March 31, 2007, 2006 and 2005, respectively.

9.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSR's and the related valuation allowance for the periods indicated and other related financial data (in thousands):

                                                  March 31,
                                            ----------------------
                                            2007     2006     2005
                                            ----     ----     ----
Balance at beginning of year, net          $ 384    $ 470    $ 624
   Additions                                 148      123      126
   Amortization                             (206)    (233)    (302)
   Change in valuation allowance              25       24       22
                                           -----    -----    -----
Balance end of year, net                   $ 351    $ 384    $ 470
                                           =====    =====    =====

Valuation allowance at beginning of year   $  60    $  84    $ 106
   Change in valuation allowance             (25)     (24)     (22)
                                           -----    -----    -----
Valuation allowance balance at end of year $  35    $  60    $  84
                                           =====    =====    =====

The Company evaluates MSR's for impairment by stratifying MSR's based on the predominant risk characteristics of the underlying financial assets. At March 31, 2007 and 2006, the MSR's fair value totaled $1.0 and $1.1 million, respectively. The 2007 fair value was estimated using discount rate and a range of PSA values (The Bond Market Association's standard prepayment values) that ranged from 116 to 558.

Amortization expense for the net carrying amount of MSR's at March 31, 2007 is estimated as follows (in thousands):

                               Year ending March 31,
                               ---------------------
                                 2008       $133
                                 2009         93
                                 2010         52
                                 2011         34
                                 2012         25
                              After 2012      14
                                            ----
                                 Total      $351
                                            ====

          Mortgage loans serviced for others (in millions):

                                                  March 31,
                                            ----------------------
                                            2007     2006     2005
                                            ----     ----     ----
                        Total             $ 130.6   $ 139.2  $ 129.3
                                          =======   =======  =======

The estimated sensitivity of the fair value of the mortgage servicing rights portfolio to changes in interest rates at March 31, 2007 was as follows (in thousands):

                        Down Scenario                     Up Scenario
                        -------------                     -----------
                  300 bp     200 bp    100 bp      100 bp    200 bp    300 bp
                  ------     ------    ------      ------    ------    ------
  Fair Value     $ (717)    $ (607)   $ (293)       $ 66     $ 98      $ 129

The fair value of mortgage servicing rights and its sensitivity to changes in interest rates is influenced by the mix of the servicing portfolio and characteristics of each segment of the portfolio. The Bank's servicing portfolio is comprised of conventional fixed rate mortgages that meet FHLMC guidelines.

10.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $711,000 and $895,000 at March 31, 2007 and 2006, respectively. Amortization expense related to the core deposit intangible during the years ended March 31, 2007, 2006 and 2005 totaled $184,000, $210,000 and $180,000, respectively. During the year ended March 31, 2006, the Company had additions to core deposit intangibles totaling $526,000 in connection with the acquisition of American Pacific

Bank.

Amortization expense for the net core deposit intangible at March 31, 2007 is estimated to be as follows (in thousands):

                                   Year Ending
                                     March 31,
                                -----------------
                                 2008      $ 155
                                 2009        131
                                 2010        111
                                 2011         95
                                 2012         82
                              After 2012     137
                                           -----
                                 Total     $ 711
                                           =====

11.  DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

                         Weighted             Weighted
                          Average   March 31,  Average   March 31,
Account Type                 Rate       2007      Rate       2006
------------             --------   --------  --------   --------
Non-interest-bearing        0.00%   $ 86,601    0.00%    $ 94,592
Interest checking           3.19     144,451    2.30      129,457
Money market                4.62     205,007    3.45      137,451
Savings accounts            0.55      29,472    0.55       38,344
Certificates of deposit     4.69     199,874    3.85      207,120
                                    --------             --------
     Total                  3.54%   $665,405    2.62%    $606,964
                            ====    ========    ====     ========

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit (which include $20.8 million of brokered certificates of deposit) as of March 31, 2007, mature as follows (in thousands):

                                                Amount
                                                ------
Within one year                                $144,210
After one but within two years                   42,896
After two but within three years                  3,988
After three but within four years                 2,774
After four but within five years                  2,927
After five years                                  3,079
                                               --------
     Total                                     $199,874
                                               ========

Deposit accounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC"). Deposits with balances in excess of $100,000 totaled $352.9 million and $329.3 million at March 31, 2007 and 2006, respectively.

Interest expense by deposit type was as follows (in thousands):

                                         Year Ended March 31,
                                      -------------------------
                                        2007     2006     2005
                                      -------  -------   ------
Interest checking                     $ 4,364  $ 2,248   $  923
Money market                            6,971    3,276      901
Savings accounts                          179      213      178
Certificates of deposit                 8,993    6,646    3,378
                                      -------  -------   ------
     Total                            $20,507  $12,383   $5,380
                                      =======  =======   ======

12.  FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2007 and 2006, advances from the FHLB totaled $35.1 million and $46.1 million with a weighted average interest rate of 5.66% and 4.65%, respectively. The FHLB borrowings at March 31, 2007 consisted of adjustable rate advances with interest rates ranging from 5.47% to 5.69%. The rate on the $30.1 million daily Cash Management Advance (CMA) is set daily by the FHLB. The rate on the remaining $5.0 million adjustable rate advance is based upon the three month London Interbank Offered Index (LIBOR) plus 11 basis points as quoted by the FHLB. The March 31, 2006 fixed rate borrowings of $8.0 million had fixed interest rates ranging from 2.57% to 3.61%. The remaining $38.1 million in adjustable rate advances at March 31, 2006 had a weighted average interest rate of 5.02%. The weighted average interest rate for fixed and adjustable rate advances was 5.26%, 4.44%, and 5.00% for the years ended March 31, 2007, 2006 and 2005, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2007, based on collateral values, the Bank had additional borrowing commitments available of $124.8 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2007, loans carried at $253.8 million and investments and mortgage-backed securities carried at $12.3 million were pledged as collateral to the FHLB.

Payments required to service the Bank's FHLB advances during the years ended March 31 are as follows (in millions):

                       2008           $35.1
                       Thereafter         -
                                      -----
                                      $35.1
                                      =====

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers' Bank with a guideline limit of $10 million through June 30, 2007. The facility may be reduced or withdrawn at any time. As of March 31, 2007 the Bank did not have any outstanding advances on this facility.

13.  JUNIOR SUBORDINATED DEBENTURES

In December 2005, a wholly-owned subsidiary grantor trusts established by the Company issued $7.0 million of pooled Trust Preferred Securities ("trust preferred securities"). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trust used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trust. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trust. The trust preferred securities are mandatory redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part after year five on any coupon date, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of current Debentures at March 31, 2007:

                                Preferred
                      Issuance  Security   Rate    Initial  Rate at  Maturing
                          Date    Amount   Type(1)    Rate  3/31/07      Date
                      -------- ---------   ------  -------  -------  --------
Issuance trust                            (Dollars in thousands)
---------------
Riverview Bancorp, Inc.
Statutory Trust 1     12/2005  $ 7,000    Variable   5.88%    6.71%   12/2035

The total amount of trust preferred securities outstanding at March 31, 2007 was $7.0 million. The interest rate on the trust preferred securities resets quarterly and is tied to the LIBOR. The Company has the right to redeem the debentures in December 2010.

The Debentures issued by the Company to the grantor trusts, totaling $7.0 million, are reflected in our consolidated balance sheet in the liabilities section at March 31, 2007, under the caption "junior subordinated debentures." The Company records interest expense on the Debentures in the consolidated statements of income. The Company recorded $217,000 in other assets in the consolidated balance sheet at March 31, 2007, for the common capital
securities issued by the issuer trusts.   The Company invested $5.0 million of
the trust preferred securities proceeds in the Bank and retained the remaining $2.0 million to be used for general corporate purposes.

14.  INCOME TAXES

Income tax provision for the years ended March 31 consisted of the following (in thousands):

                                        2007       2006       2005
                                      -------    -------    -------
                      Current         $ 6,604    $ 5,281    $ 2,751
                     Deferred            (436)      (704)       285
                                      -------    -------    -------
                        Total         $ 6,168    $ 4,577    $ 3,036
                                      =======    =======    =======

A reconciliation between income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

                                           2007      2006     2005
                                          ------    ------   ------

Statutory federal income tax rate          35.0%     35.0%    34.0%
State and local income tax rate             0.9       1.0        -
ESOP market value adjustment                0.5       0.9      1.1
Interest income on municipal securities    (0.3)     (0.4)    (0.6)
Dividend received deduction                 0.1         -     (0.5)
Bank owned life insurance                  (1.1)     (1.2)    (1.7)
Other, net                                 (0.5)     (3.4)    (0.6)
                                           ----      ----     ----
     Effective federal income tax rate     34.6%     31.9%    31.7%
                                           ====      ====     ====

There were no taxes related to the gains on sales of securities for the years ended March 31, 2007 and 2006. Taxes related to the gains on sales of securities for the year ended March 31, 2005 were $56,000.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2007 and 2006 are as follows (in thousands):

                                                           2007      2006
                                                         -------   -------
Deferred tax assets:
  Deferred compensation                                  $   715   $   629
  Loan loss reserve                                        3,287     2,720
  Core deposit intangible                                    169       245
  Accrued expenses                                           373       376
  Accumulated depreciation                                   462       508
  Net operating loss carry forward                            91       493
  Net unrealized loss on securities available for sale        44       143
  Capital loss carry forward                                 725       715
  REO expense                                                186       184
  Non-compete                                                169        79
  Other                                                       64        42
                                                         -------   -------
        Total deferred tax asset                           6,285     6,134
                                                         -------   -------
Deferred tax liabilities:
  FHLB stock dividend                                     (1,093)   (1,078)
  Deferred gain on sale                                     (157)     (116)
  Tax qualified loan loss reserve                            (55)     (243)
  Purchase accounting                                       (259)     (376)
  Prepaid expense                                           (139)      (82)
  Loan fees/costs                                           (474)     (468)
                                                         -------   -------
        Total deferred tax liability                      (2,177)   (2,363)
                                                         -------   -------
  Deferred tax asset, net                                $ 4,108   $ 3,771
                                                         =======   =======

The Bank's retained earnings at March 31, 2007 and 2006 include base year bad debt reserves which amounted to approximately $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2007 and 2006 was approximately $800,000 and $760,000, respectively. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company's banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate. Management does not expect this temporary difference to reverse in the foreseeable future.

The Company also has net operating loss carry forwards of approximately $250,000 for federal tax purposes in connection with the acquisition of Today's Bancorp, Inc. which begin to expire at various times starting in 2019. The Company also has a capital loss carry forward of approximately $2.0 million, which will expire in 2010. Utilization of these losses, is subject to certain limitations under Section 382 of the Internal Revenue Code.

The tax effects of certain tax benefits related to stock options are recorded directly to shareholders' equity.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 2007 or 2006 based upon the Company's anticipated future ability to generate taxable income from operations.

15.  EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees' Savings and Profit Sharing Plan (the "Plan") is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee's elective contribution up to 4% of the employee's compensation. Company expenses related to the Plan for the years ended March 31, 2007, 2006 and 2005 were $409,000, $359,000 and $154,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 7.51%, 6.66%, and 6.04% for the years ended March 31, 2007, 2006 and 2005, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2007 and 2006, the Company's aggregate liability under the plan was $2.0 million and $1.7 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management and certain key individuals. The bonus program represents approximately 9.5% of fiscal year profits, assuming profit goals are attained, and is divided among participants based on specific individual goals. The Company also has an incentive program for branch managers that are paid to the managers based on the attainment of certain goals. The Company expensed $1.3 million, $1.3 million and $564,000 in bonuses and incentives during the years ended March 31, 2007, 2006 and 2005, respectively.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 714,150 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and a vesting period of zero to five years. At March 31, 2007, there were options for 42,962 shares available for grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 458,554 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and a vesting period from zero to five years. At March 31, 2007, there were options for 148,154 shares available for grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the year ended March 31, 2007.

                          Risk Free    Expected      Expected    Expected

                      Interest Rate   Life (yrs)   Volatility   Dividends
                      -------------   ----------   ----------   ---------

     Fiscal 2006            4.67%        10.00        26.32%       3.07%

     Fiscal 2005            4.00%        10.00        29.25%       3.01%

The weighted average grant-date fair value of fiscal 2006 and 2005 awards was $3.80 and $2.97, respectively. As of March 31, 2007, unrecognized compensation cost related to nonvested stock options totaled approximately $35,000. For the year ended March 31, 2007, the Company recognized pre-tax compensation expense related to stock options of approximately $39,000.

The following table presents the activity related to options under all plans for the years ended March 31, 2007, 2006 and 2005.

                           2007                2006               2005
                    -----------------   -----------------   -----------------
                             Weighted            Weighted            Weighted
                    Number    Average   Number    Average   Number    Average
                        of   Exercise       of   Exercise       of   Exercise
                    Shares      Price   Shares      Price   Shares      Price
                    ------   --------   ------   --------   ------   --------
Balance, beginning
 of period         755,846    $ 9.68    454,990   $ 7.18   490,538    $ 6.79
  Grants                 -         -    354,000    12.70    46,000     10.31
  Options
   exercised      (212,054)     7.79    (53,144)    8.48   (81,548)     6.57
  Forfeited        (17,600)    10.65          -        -         -         -
                   -------              -------            -------
Balance, end of
 period            526,192    $10.41    755,846    $9.68   454,990    $ 7.18
                   =======    ======    =======    =====   =======    ======

Additional information regarding options outstanding as of March 31, 2007 is as follows:

                               Options Outstanding     Options Exercisable
                              ---------------------   ---------------------
               Weighted Avg                Weighted                Weighted
                  Remaining                 Average                 Average
Range of        Contractual        Number  Exercise        Number  Exercise
Exercise Price   Life(years)  Outstanding     Price   Exercisable     Price
--------------   ----------   -----------  --------   -----------  --------
$ 4.03-$ 6.16       3.25         49,996     $ 4.97       49,996     $ 4.97
  6.51-  6.88       2.16        109,396       6.86      109,396       6.86
  7.49-  9.51       6.14         41,200       8.73       34,000       8.66
 10.10- 10.83       7.69         41,600      10.34       15,800      10.37
 12.98              8.96        284,000      12.98      284,000      12.98
                                -------                 -------
                    6.69        526,192     $10.41      493,192     $10.43
                    ====        =======     ======      =======     ======

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

                                          Year ended            Year ended
                                         March 31, 2007        March 31, 2006
                                     -------------------   -------------------
Stock options fully vested and
 expected to vest:
    Number                               523,052               748,166
    Weighted average exercise price          $    10.41            $     9.67
    Aggregate intrinsic value                $2,892,379            $2,774,511
    Weighted average contractual
     term of options                         7.07 years            7.25 years

Stock options vested and currently
 exercisable:
    Number                               493,192               690,886
    Weighted average exercise price          $    10.43           $     9.64
    Aggregate intrinsic value                $2,717,710           $2,584,305
    Weighted average contractual term of
     options                                 6.65 years           6.52 years

The total intrinsic value of stock options exercised was $1,723,000, $159,000 and $312,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

16.  EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an Employee Stock Ownership Plan ("ESOP") that covers all employees with at least one year and 1000 hours of service who are over the age of 21. Shares are released for allocation at the discretion of the Board of Directors and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $274,000, $558,000 and $520,000 for years ended March 31, 2007,
2006 and 2005, respectively.

ESOP share activity is summarized in the following table:

                                   Fair Value              Allocated
                                           of  Unreleased        and
                                   Unreleased        ESOP   Released
                                       Shares      Shares     Shares   Total
                                   ----------  ----------  ---------  -------
Balance, March 31, 2004            $4,083,000    394,128     568,456  962,584
Allocation December 31, 2004                     (49,266)     49,266        -
                                                 -------     -------  -------
Balance, March 31, 2005            $3,664,000    344,862     617,722  962,584
Allocation December 31, 2005                     (49,266)     49,266        -
                                                 -------     -------  -------
Balance, March 31, 2006            $3,955,000    295,596     666,988  962,584
Allocation December 31, 2006                     (24,633)     24,633        -
                                                 -------     -------  -------
Balance, March 31, 2007            $4,319,000    270,963     691,621  962,584
                                                 =======     =======  =======

17.  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company's Board of Directors authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997. No preferred shares were issued or outstanding at March 31, 2007 or 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2007.

As of March 31, 2007, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company's category.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

                                                          Categorized as "Well
                                                            Capitalized" Under
                                            For Capital      Prompt Corrective
                              Actual     Adequacy Purposes    Action Provision
                           ---------------------------------------------------
                           Amount  Ratio   Amount  Ratio      Amount  Ratio
                           ------  -----   ------  -----      ------  -----
March 31, 2007
Total Capital:
 (To Risk Weighted
   Assets)                $84,363  11.38%  $59,310   8.0%     $74,137   10.0%
Tier I Capital:
 (To Risk Weighted Assets) 75,740  10.22    29,655   4.0       44,482    6.0
Tier I Capital:
 (To Adjusted Tangible
   Assets)                 75,740   9.60    23,662   3.0       39,436    5.0
Tangible Capital:
 (To Tangible Assets)      75,740   9.60    11,831   1.5         N/A     N/A

                                                          Categorized as "Well
                                                            Capitalized" Under
                                            For Capital      Prompt Corrective
                              Actual     Adequacy Purposes    Action Provision
                           ---------------------------------------------------
                           Amount  Ratio   Amount  Ratio      Amount  Ratio
                           ------  -----   ------  -----      ------  -----
March 31, 2006
Total Capital:
 (To Risk Weighted
   Assets)                $78,469  11.48%  $54,688   8.0%    $68,361   10.0%
Tier I Capital:
 (To Risk Weighted Assets) 71,248  10.42    27,344   4.0      41,016    6.0
Tier I Capital:
 (To Adjusted Tangible
   Assets)                 71,248   9.70    22,038   3.0      36,730    5.0
Tangible Capital:
 (To Tangible Assets)      71,248   9.70    11,019   1.5        N/A     N/A

The following table is a reconciliation of the Bank's capital, calculated according to GAAP to regulatory tangible and risk-based capital at March 31, 2007 (in thousands):

Equity                                           $102,310
Net unrealized securities loss                         86
Core deposit intangible, goodwill and software    (26,621)
Servicing asset                                       (35)
                                                 --------
    Tangible capital                               75,740
General valuation allowance                         8,623
                                                 --------
    Total capital                                $ 84,363
                                                 ========

At periodic intervals, the OTS and the FDIC routinely examine the Company's Consolidated Financial Statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company's 2007 consolidated financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2007 consolidated financial statements cannot presently be determined.

The following table summarizes the Company's common stock repurchased in each of the last three fiscal years (dollars in thousands):

                                      Shares        Value
                                      ------        -----
                    2007                   -            -
                    2006             100,000       $1,228
                    2005                   -            -

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

                                                Years Ended March 31,
                                        ------------------------------------
                                            2007        2006        2005
                                        -----------  -----------  ----------
Basic EPS computation:
  Numerator-Net income                  $11,606,000  $ 9,738,000  $6,529,000
  Denominator-Weighted average common
   shares outstanding                    11,312,847   11,204,479   9,633,490
Basic EPS                               $      1.03  $      0.87  $     0.68
                                        ===========  ===========  ==========
Diluted EPS computation:
  Numerator-Net Income                  $11,606,000  $ 9,738,000  $6,529,000
  Denominator-Weighted average
   common shares outstanding             11,312,847   11,204,479   9,633,490
    Effect of dilutive stock options        203,385      145,856     148,856
                                        -----------  -----------  ----------
    Weighted average common shares
     and common stock equivalents        11,516,232   11,350,335   9,782,346
Diluted EPS                             $      1.01  $      0.86  $     0.67
                                        ===========  ===========  ==========

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

The estimated fair value of financial instruments is as follows (in thousands):

                                                   March 31,
                                  -----------------------------------------
                                           2007                  2006
                                  ------------------    -------------------
                                  Carrying      Fair    Carrying       Fair
                                     Value     Value       Value      Value
                                  --------    ------    --------    -------
Assets:
Cash                              $ 31,423   $ 31,423   $ 31,346    $ 31,346
Investment securities available
 for sale                           19,267     19,267     24,022      24,022
Mortgage-backed securities held
 to maturity                         1,232      1,243      1,805       1,830
Mortgage-backed securities
 available for sale                  6,640      6,640      8,134       8,134
Loans receivable, net              682,951    680,861    623,016     620,107
Loans held for sale                      -          -         65          65
Mortgage servicing rights              351      1,032        384       1,080
FHLB stock                           7,350      7,350      7,350       7,350

Liabilities:
Demand - savings deposits          465,531    465,531    399,844     399,844
Time deposits                      199,874    199,174    207,120     205,718

FHLB advances                       35,050     34,982     46,100      45,846
Junior subordinated debentures       7,217      7,235      7,217       7,236

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSR's fair value by stratifying MSR's based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSR's and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2007, the MSR's fair value totaled $1.0 million, which was estimated using a range of prepayment speed assumptions (The Bond Market Association's standard prepayment) values that ranged from 116 to 558.

Federal Home Loan Bank Stock - Fair value approximates the carrying amounts.

Deposits - The fair value of time deposits with no stated maturity such as non-interest-bearing demand deposits, interest checking, money market and savings accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2007 and 2006. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of March 31, 2007 and 2006. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

At March 31, 2007, the Company had outstanding real estate one-to-four family loan commitments of $445,000 and unused lines of credit on real estate one-to-four family loans totaled $22.3 million. Other installment loan commitments totaled $99,000 and unused lines of credit on other installment loans totaled $1.3 million at March 31, 2007. Other real estate mortgage loan commitments totaled $2.1 million and the undisbursed balance of other real estate mortgage loans closed was $16.5 million at March 31, 2007. Commercial loan commitments totaled $3.6 million and unused commercial lines of credit totaled $55.7 million at March 31, 2007. Construction loan commitments totaled $8.7 million and unused construction lines of credit totaled $73.4 million at March 31, 2007.

The allowance for unfunded loan commitments was $380,000 at March 31, 2007.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2007 and 2006, standby letters of credit totaled $2.3 million and $1.8 million, respectively.

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Investments in state and municipal securities involve government entities primarily within the state of Washington. Loans are generally limited, by federal and state banking regulation, to 10% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss). As of March 31, 2007 and 2006, the Bank had no individual industry concentrations.

At March 31, 2007, the Company had no firm commitments to sell residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2007 loans under warranty totaled $110.8 million, which substantially represents the unpaid principal balance of the Bank's loans serviced for others. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the consolidated financial statements.

At March 31, 2007, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future operating minimum lease commitments were as follows (in thousands):

                               Within      1-3      4-5       Over      Total
                               1 year    Years    Years    5 Years    Balance
                              --------  -------  -------  ---------  --------
Certificates of deposit       $144,210  $46,884  $  5,701  $ 3,079   $199,874
FHLB advances                   35,050        -         -        -     35,050
Operating leases                 1,698    3,059     1,587    4,348     10,692
Junior subordinated
 debentures                          -        -         -    7,217      7,217
                              --------  -------   -------  -------    -------
  Total other contractual
   obligations                $180,958  $49,943   $ 7,288  $14,644   $252,833
                              ========  =======   =======  =======   ========

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

21.  RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
March 31, 2007 AND 2006

(Dollars in thousands)                                 2007       2006
-----------------------------------------------------------------------
ASSETS

  Cash (including interest earning accounts of
    $4,530 and $1,572)                               $  4,907    $ 1,651
  Investment in the Bank                              102,310     97,595
  Other assets                                          1,401        629
  Deferred income taxes                                    22         35
                                                     --------    -------
TOTAL ASSETS                                         $108,640    $99,910
                                                     ========    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

  Accrued expenses and other liabilities             $     71    $    50
  Borrowings                                            7,217      7,217
  Dividend payable                                      1,143        956
  Shareholders' equity                                100,209     91,687
                                                     --------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $108,640    $99,910
                                                     ========    =======


STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands)                          2007      2006      2005
-------------------------------------------------------------------------
INCOME:
  Dividend income from Bank                   $ 7,907   $15,000    $3,813
  Interest on investment securities and
   other short-term investments                   172        73        98
  Interest on loan receivable from the Bank       126       149       165
                                              -------   -------    ------
    Total income                                8,205    15,222     4,076
                                              -------   -------    ------

EXPENSE:
  Management service fees paid to the Bank        143       143       143
  Other expenses                                  815       360       213
                                              -------   -------    ------
    Total expense                                 958       503       356
                                              -------   -------    ------
INCOME BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME OF THE BANK           7,247    14,719     3,720
BENEFIT FOR INCOME TAXES                         (231)     (363)      (31)
                                              -------   -------    ------
INCOME OF PARENT COMPANY                        7,478    15,082     3,751
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF
  THE BANK                                      4,128    (5,344)    2,778
                                              -------   -------    ------
NET INCOME                                    $11,606   $ 9,738    $6,529
                                              =======   =======    ======

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(Dollars in thousands)                       2007        2006       2005
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $11,606    $  9,738    $ 6,529
  Adjustments to reconcile net income
   cash provided by operating activities:
    Equity in undistributed earnings (loss)
     of the Bank                             (4,128)      5,344     (2,778)
    Provision for deferred income taxes          13          (4)        78
    Earned ESOP shares                          274         558        520
  Changes in assets and liabilities, net
   of acquisition
    Other assets                               (724)        323       (301)
    Accrued expenses and other liabilities     (376)       (588)      (159)
                                            -------     -------    -------
      Net cash provided by operating
       activities                             6,665      15,371      3,889
                                            -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in subsidiary             -      (5,000)         -
  Acquisition, net of cash acquired               -     (18,096)         -
                                            -------     -------    -------
    Net cash used by investing activities         -     (23,096)         -
                                            -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                             (4,289)     (3,631)    (2,904)
  Proceeds from borrowings                        -       7,000          -
  Repurchase of common stock                      -      (1,228)         -
  Proceeds from exercise of stock options       880         314        536
                                            -------     -------    -------
    Net cash provided (used) by financing
     activities                              (3,409)      2,455     (2,368)
                                            -------     -------    -------

NET INCREASE (DECREASE) IN CASH               3,256      (5,270)     1,521

CASH, BEGINNING OF YEAR                       1,651       6,921      5,400
                                            -------     -------    -------

CASH, END OF YEAR                           $ 4,907     $ 1,651    $ 6,921
                                            =======     =======    =======

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands,
 except share data)                        Three Months Ended
------------------------------------------------------------------------------
                               March 31  December 31  September 30   June 30
                               --------  -----------  ------------   -------
Fiscal 2007:
 Interest income                $15,722    $16,078       $15,302     $14,198
 Interest expense                 6,662      6,760         6,175       5,185
 Net interest income              9,060      9,318         9,127       9,013
 Provision for loan losses          100        375           600         350
 Non-interest income              2,218      2,410         2,291       2,115
 Non-interest expense             6,851      6,461         6,272       6,769
 Income before income taxes       4,327      4,892         4,546       4,009
 Provision for income taxes       1,563      1,654         1,573       1,378
                                -------    -------       -------     -------

   Net income                   $ 2,764    $ 3,238       $ 2,973     $ 2,631
                                =======    =======       =======     =======

Basic earnings per share (1)    $  0.24    $  0.29       $  0.26     $  0.23
                                =======    =======       =======     =======

Diluted earnings per share      $  0.24    $  0.28       $  0.26     $  0.23
                                =======    =======       =======     =======

Fiscal 2006:
 Interest income                $13,078    $12,290       $11,636     $10,225
 Interest expense                 4,462      3,747         3,541       3,127
 Net interest income              8,616      8,543         8,095       7,098
 Provision for loan losses          200        400           450         450
 Non-interest income              2,025      2,143         2,482       2,187
 Non-interest expense             6,869      6,148         6,261       6,096
 Income before income taxes       3,572      4,138         3,866       2,739
 Provision for income taxes         965      1,390         1,304         918
                                -------    -------       -------     -------

   Net income                   $ 2,607    $ 2,748       $ 2,562     $ 1,821
                                =======    =======       =======     =======

Basic earnings per share (1)    $  0.23    $  0.24       $  0.23     $  0.17
                                =======    =======       =======     =======

Diluted earnings per share      $  0.23    $  0.24       $  0.22     $  0.16
                                =======    =======       =======     =======

(1) Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2007. To make the assessment, we used the criteria for effective internal control
over financial reporting described in Internal Control   Integrated Framework,
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2007, the Company's internal control over financial reporting met those criteria. The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has issued an audit report on our assessment of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Riverview Bancorp, Inc.
Vancouver, Washington

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Riverview Bancorp, Inc. & Subsidiary (the "Company") maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007, of the Company and our report dated June 12, 2007, expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2007

Item 9B. Other Information
--------------------------

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference. Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

Code of Ethics
--------------

In December 2003, the Board of Directors adopted the Officer and Director Code of Ethics. The code is applicable to each of the Company's officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.riverviewbank.com.

Audit Committee Matters and Audit Committee Financial Expert
------------------------------------------------------------

The Company has designated Gary R. Douglass, Audit Committee Chairman as its financial expert. Mr. Douglass is independent of management, a Certified Public Accountant in Washington and has been practicing public accounting for over 39 years.

Nomination Procedures
---------------------

There has been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation
--------------------------------

The information contained under the sections captioned "Executive
Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Proxy Statement for the 2007 Annual Meeting of Stockholders except for the information contained under the headings "Compensation Committee Report" and "Report of the Audit Compliance Committee."

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plan as of March 31, 2007.


                                                         Number of securities

                                                          remaining available
                             Number of                    for future issuance
                            securities        Weighted-     under equity com-
                          to be issued    average price       pensation plans
                       upon exercise of  of outstanding  excluding securities
Plan category       outstanding options         options   reflected in column
(A)

Equity compensation
 plans approved
 by security
 holders:                    (A)                (B)                (C)
2003 Stock Option
 Plan                      284,000            $12.98             148,154
1998 Stock Option
 Plan                      242,192              7.39              42,962

Equity compensation
 plans not
 approved by
 security holders:               -                 -                   -
                           -------                               -------
Total                      526,192                               191,116
                           =======                               =======

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement for the 2007 Annual Meeting of Stockholders except for the information contained under the headings "Compensation Committee Report" and "Report of the Audit Compliance Committee" is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

This information set forth under the section captioned "Independent Auditors" in the Proxy statement for the 2007 Annual Meeting of Stockholders except for the information contained under the headings "Compensation Committee Report" and "Report of the Audit Compliance Committee" is incorporated herein by reference.

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

                                          RIVERVIEW BANCORP, INC.
Date:  June 8, 2007

                                          By:  /s/ Patrick Sheaffer
                                               --------------------
                                               Patrick Sheaffer
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Duly Authorized
                                                Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Patrick Sheaffer                 By:  /s/ Ronald A. Wysaske
     --------------------                      ---------------------
     Patrick Sheaffer                          Ronald A. Wysaske
     Chairman of the Board and                 President and Chief Operating
     Chief Executive Officer                    Officer
    (Principal Executive Officer)              Director

Date:  June 8, 2007                       Date:  June 8, 2007

By:  /s/ Ronald L. Dobyns                 By:  /s/ Paul L. Runyan
     --------------------                      ------------------
     Ronald L. Dobyns                          Paul L. Runyan
     Senior Vice President and                 Vice Chairman of the Board
     Chief Financial Officer                   and Director
     (Principal Financial and
      Accounting Officer)

Date:  June 8, 2007                       Date:  June 8, 2007

By:  /s/ Robert K. Leick                  By:  /s/ Gary R. Douglass
     -------------------                       --------------------
     Robert K. Leick                           Gary R. Douglass
     Director                                  Director

Date:  June 8, 2007                       Date:  June 8, 2007

By:  /s/ Edward R. Geiger                 By:  /s/ Michael D. Allen
     --------------------                      --------------------
     Edward R. Geiger                          Michael D. Allen
     Director                                  Director

Date:  June 8, 2007                       Date:  June 8, 2007

By:  /s/ Jerry C. Olson
     ------------------
     Jerry C. Olson
     Director

Date:  June 8, 2007

                                  EXHIBIT INDEX

Exhibit 21     Subsidiaries of Registrant

Exhibit 23     Consent of Independent Registered Public Accounting Firm

Exhibit 23.1   Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



                                   Exhibit 21

                         Subsidiaries of the Registrant


Parent
------

Riverview Bancorp, Inc.

                                        Percentage
Subsidiaries (a)                          Owned        State of Incorporation
----------------                        ----------     ----------------------

Riverview Community Bank                   100%                 Federal

Riverview Services, Inc. (b)               100%                Washington

Riverview Asset Management Corp. (b)        85%                Washington

(a) The operation of the Registrant's wholly and majority owned subsidiaries are included in the Registrant's Financial Statements contained in Item 8 of this Form 10-K.

(b)  This corporation is a subsidiary of Riverview Community Bank.

                                  Exhibit 23

            Consent of Independent Registered Public Accounting Firm



We consent to the incorporation by reference in Registration Statement Nos. 333-66049, 333-38887, and 333-109894 on Form S-8 of our reports dated June 12,
2007, relating to the consolidated financial statements of Riverview Bancorp, Inc. & Subsidiary and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2007.

/s/Deloitte & Touche LLP

June 12, 2007

                                 Exhibit 23.1

          Consent of Independent Registered Public Accounting Firm




We consent to the incorporation by reference in Registration Statements Nos. 333-66049, 333-38887 and 333-109894 on Form S-8 of Riverview Bancorp, Inc., of
our report dated June 10, 2005 relating to our audit of the consolidated statements of income, shareholders' equity and cash flows, which appear in this Annual Report on Form 10-K of Riverview Bancorp, Inc. for the year ended March 31, 2005.

     /s/McGladrey & Pullen, LLP

McGladrey & Pullen, LLP
June 12, 2007

                                Exhibit 31.1
                                ------------

Certification Required
By Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)-4 and 15d-15(e)-4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Date:  June 8, 2007               /S/ Patrick Sheaffer
                                  --------------------
                                  Patrick Sheaffer
                                  Chairman and Chief Executive Officer

                                 Exhibit 31.2
                                 ------------

Certification Required
By Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

I, Ronald L. Dobyns, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)-4 and 15d-15(e)-4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Date:  June 8, 2007               /S/ Ronald L. Dobyns
                                  --------------------
                                  Ronald L. Dobyns
                                  Chief Financial Officer

                                  Exhibit 32

                          CERTIFICATION PURSUANT TO

                               18 U.S.C. 1350,

                            AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certifies in his capacity as an officer of Riverview Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Annual Report on Form 10-K that:

1. the report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.


/S/ Patrick Sheaffer                  /S/ Ronald L. Dobyns
--------------------                  --------------------
Patrick Sheaffer                      Ronald L. Dobyns
Chief Executive Officer               Chief Financial Officer

Dated: June 8, 2007