Form 10-Q
period 2007-06-30
RIVERVIEW BANCORP INC
filed 2007-08-06
CIK 1041368

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]


     Indicate by check mark whether the registrant is a shell corporation (as defined in Exchange Act Rule 12b-2).
 Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 11,229,980 shares outstanding as of August 1, 2007.

                                    Form 10-Q

                      RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                                     INDEX

Part I.  Financial Information                                         Page
         ---------------------                                         ----
Item 1:  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2007 and
         March 31, 2007                                                 1

         Consolidated Statements of Income Three Months Ended
         June 30, 2007 and 2006                                         2

         Consolidated Statements of Shareholders' Equity
         Year Ended March 31, 2007 and the Three Months Ended
         June 30, 2007                                                  3

         Consolidated Statements of Cash Flows Three Months
         Ended June 30, 2007 and 2006                                   4

         Notes to Consolidated Financial Statements                    5-14

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-23

Item 3:  Quantitative and Qualitative Disclosures About Market Risk    23

Item 4:  Controls and Procedures                                       23


Part II. Other Information                                            24-25
         -----------------

Item 1:  Legal Proceedings

Item 1A: Risk Factors

Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:  Defaults Upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

SIGNATURES                                                             26

Certifications

  Exhibit 31.1

  Exhibit 31.2

  Exhibit 32

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2007 and march 31, 2007

                                                      JUNE 30,       MARCH 31,
(In thousands, except share and per share data)          2007            2007
 (Unaudited)                                     -------------  --------------
ASSETS
Cash (including interest-earning accounts of
  $47,085 and $7,818)                            $      68,082   $     31,423
Investment securities available for sale, at
  fair value (amortized cost of $13,734 and
  $19,258)                                              13,756         19,267
Mortgage-backed securities held to maturity,
  at amortized cost (fair value of $1,150 and
  $1,243)                                                1,135          1,232
Mortgage-backed securities available for sale,
  at fair value (amortized cost of $6,405 and
  $6,778)                                                6,201          6,640
Loans receivable (net of allowance for loan losses
  of $8,728 and $8,653)                                663,430        682,951
Prepaid expenses and other assets                        2,878          1,905
Accrued interest receivable                              3,686          3,822
Federal Home Loan Bank stock, at cost                    7,350          7,350
Premises and equipment, net                             21,155         21,402
Deferred income taxes, net                               4,126          4,108
Mortgage servicing intangible, net                         347            351
Goodwill                                                25,572         25,572
Core deposit intangible, net                               669            711
Bank owned life insurance                               13,753         13,614
                                                       -------        -------
  TOTAL ASSETS                                     $   832,140    $   820,348
                                                       =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                   $   692,168    $   665,405
Accrued expenses and other liabilities                   9,675          9,349
Advanced payments by borrowers for taxes and insurance     162            397
Federal Home Loan Bank advances                          5,000         35,050
Junior subordinated debentures                          22,681          7,217
Capital lease obligations                                2,713          2,721
                                                       -------        -------
Total liabilities                                      732,399        720,139

COMMITMENTS AND CONTINGENCIES (See Note 15)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000
  authorized, issued and outstanding: none                   -              -
Common stock, $.01 par value; 50,000,000 authorized,
  issued and outstanding:
  June 30, 2007-11,566,980 issued, 11,566,980
  outstanding                                              115            117
  March 31, 2007-11,707,980 issued, 11,707,980
  outstanding
Additional paid-in capital                              56,450         58,438
Retained earnings                                       44,379         42,848
Unearned shares issued to employee stock ownership
  trust                                                 (1,083)        (1,108)
Accumulated other comprehensive loss                      (120)           (86)
                                                       -------        -------
Total shareholders' equity                              99,741        100,209
                                                       -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  832,140    $   820,348
                                                       =======        =======
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)             Three Months Ended
(Unaudited)                                                      June 30,
                                                             2007        2006
INTEREST INCOME:                                            ------      ------
  Interest and fees on loans receivable                   $ 14,880    $ 13,769
  Interest on investment securities - taxable                  172         221
  Interest on investment securities - non-taxable               38          42
  Interest on mortgage-backed securities                        91         114
  Other interest and dividends                                 243          52
                                                           -------     -------
    Total interest income                                   15,424      14,198
                                                           -------     -------
INTEREST EXPENSE:
  Interest on deposits                                       6,190       4,222
  Interest on borrowings                                       406         963
                                                           -------     -------
    Total interest expense                                   6,596       5,185
                                                           -------     -------
Net interest income                                          8,828       9,013
Less provision for loan losses                                  50         350
                                                           -------     -------
Net interest income after provision for loan losses          8,778       8,663
                                                           -------     -------
NON-INTEREST INCOME:
  Fees and service charges                                   1,427       1,331
  Asset management fees                                        548         436
  Gain on sale of loans held for sale                           91          72
  Loan servicing income                                         39          45
  Gain on sale of credit card portfolio                          -          67
  Bank owned life insurance                                    139         128
  Other                                                         58          36
                                                           -------     -------
    Total non-interest income                                2,302       2,115
                                                           -------     -------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                             3,968       3,835
  Occupancy and depreciation                                 1,302       1,074
  Data processing                                              168         335
  Amortization of core deposit intangible                       42          50
  Advertising and marketing expense                            282         302
  FDIC insurance premium                                        19          24
  State and local taxes                                        171         155
  Telecommunications                                           104         112
  Professional fees                                            223         178
  Other                                                        502         704
                                                           -------     -------
    Total non-interest expense                               6,781       6,769
                                                           -------     -------
INCOME BEFORE INCOME TAXES                                   4,299       4,009
PROVISION FOR INCOME TAXES                                   1,460       1,378
                                                           -------     -------
NET INCOME                                                $  2,839    $  2,631
                                                           =======     =======

  Earnings per common share:
    Basic                                                 $   0.25    $   0.23
    Diluted                                                   0.25        0.23
  Weighted average number of shares outstanding:
    Basic                                               11,391,825  11,265,971
    Diluted                                             11,527,586  11,443,153
  Cash dividends per share                                $   0.11    $  0.095


  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
FOR THE YEAR ENDED mARCH 31, 2007
AND THE three months ended june 30, 2007

                                                                          Unearned
                                                                          Shares
                                                                          Issued to
                                                                          Employee    Accumulated
                                   Common Stock    Additional             Stock       Other
                                                   Paid-In     Retained   Ownership   Comprehensive
(In thousands, except share data) Shares   Amount  Capital     Earnings   Trust       Loss            Total
-----------------------------------------------------------------------------------------------------------
Balance April 1, 2006         11,545,372   $   57  $  57,316   $ 35,776   $ (1,186)   $    (276)   $ 91,687

 Stock split                           -       58          -        (58)         -            -           -
 Cash dividends ($0.395 per share)     -        -          -     (4,476)         -            -      (4,476)
 Exercise of stock options       212,054        2        878          -          -            -         880
 Stock repurchased and retired   (49,446)       -          -          -          -            -           -
Earned Employee Stock Ownership
  Plan ("ESOP") shares                 -        -        196          -         78            -         274
Tax benefit, stock option              -        -         48          -          -            -          48
                              ----------     ----     ------     ------     ------       ------     -------
                              11,707,980      117     58,438     31,242     (1,108)        (276)     88,413

Comprehensive income:
 Net income                            -        -          -     11,606          -            -      11,606
 Other comprehensive income:
   Unrealized holding gain on
   Securities of $190
  (net of $99 tax effect)              -        -          -          -          -          190         190
                                                                                                    -------
Total comprehensive income             -        -          -          -          -            -      11,796
                              ----------     ----     ------     ------     ------       ------     -------
Balance March 31, 2007        11,707,980      117     58,438     42,848     (1,108)         (86)    100,209

 Cash dividends($0.11 per share)       -        -          -     (1,243)         -            -      (1,243)
 Exercise of stock options        24,000        -        293          -          -            -         293
 Stock repurchased and retired  (165,000)      (2)    (2,342)         -          -            -      (2,344)
 FIN 48 transition amount              -        -          -        (65)         -            -         (65)
 Earned ESOP shares                    -        -         61          -         25            -          86
                              ----------     ----     ------     ------     ------       ------     -------
                              11,566,980      115     56,450     41,540     (1,083)         (86)     96,936
Comprehensive income:
 Net income                            -        -          -      2,839          -            -       2,839
 Other comprehensive income:
  Unrealized holding loss on
  securities of $34
  (net of $19 tax effect)              -        -          -          -          -          (34)        (34)
                                                                                                    -------
Total comprehensive income             -        -          -          -          -            -       2,805
                              ----------     ----     ------     ------     ------       ------     -------
Balance June 30, 2007         11,566,980   $  115   $ 56,450   $ 44,379   $ (1,083)     $  (120)  $  99,741
                              ==========     ====     ======     ======     ======       ======     =======

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


(In thousands) (Unaudited)                                   2007        2006
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  2,839    $  2,631
Adjustments to reconcile net income to cash provided
 by operating activities:
  Depreciation and amortization                                558         539
  Mortgage servicing rights valuation adjustment               (13)        (14)
  Provision for loan losses                                     50         350
  Noncash expense related to ESOP                               86         159
  Decrease in deferred loan origination fees, net of
   amortization                                               (201)         (5)
  Origination of loans held for sale                        (3,947)     (2,924)
  Proceeds from sales of loans held for sale                 3,966       2,993
  Excess tax benefit from stock based compensation              (2)          -
  Net gain on loans held for sale, sale of real estate
   owned,  mortgage-backed securities, investment
   securities and premises and equipment                       (91)        (24)
  Income from bank owned life insurance                       (139)       (128)
  Increase in prepaid expenses and other assets               (563)        (41)
  Decrease (increase) in accrued interest receivable           136        (468)
  Increase (decrease) in accrued expenses and other
   liabilities                                                (228)        217
                                                           -------     -------
    Net cash provided by operating activities                2,451       3,285
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan repayments (originations),  net                      19,719     (35,917)
  Proceeds from call, maturity, or sale of investment
   securities available for sale                             5,490       1,110
  Principal repayments on investment securities available
   for sale                                                     37          37
  Principal repayments on mortgage-backed securities
   available for sale                                          373         425
  Principal repayments on mortgage-backed securities
   held to maturity                                             97         224
  Purchase of premises and equipment                          (249)       (393)
  Proceeds from sale of real estate owned and premises
   and equipment                                                 -           2
                                                           -------     -------
    Net cash provided (used) in investing activities        25,467     (34,512)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit accounts                          26,763         425
  Dividends paid                                            (1,144)       (956)
  Repurchase of common stock                                (2,344)          -
  Proceeds from borrowings                                  32,600      92,000
  Repayment of borrowings                                  (62,650)    (64,800)
  Proceeds from issuance of subordinated debentures         15,464           -
  Principal payments under capital lease obligation             (8)         (8)
  Net decrease in advance payments by borrowers               (235)       (214)
  Excess tax benefit from stock based compensation               2           -
  Proceeds from exercise of stock options                      293         105
                                                           -------     -------
    Net cash provided by financing activities                8,741      26,552
                                                           -------     -------

NET INCREASE (DECREASE) IN CASH                             36,659      (4,675)
CASH, BEGINNING OF PERIOD                                   31,423      31,346
                                                           -------     -------
CASH, END OF PERIOD                                      $  68,082   $  26,671
                                                           =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $   6,737   $   4,938
    Income taxes                                                30         400

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Dividends declared and accrued in other liabilities  $   1,243   $   1,059
    Fair value adjustment to securities available for sale     (53)        (85)
    Income tax effect related to fair value adjustment          19          29


See notes to consolidated financial statements.

                     RIVERVIEW BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included. All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2007 ("2007 Form 10-K"). The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On August 24, 2006, the Riverview Bancorp Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for each share owned. The Board of Directors ("Board") declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

2.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. ("Bancorp" or the "Company"); its wholly-owned subsidiary, Riverview Community Bank ("Bank");; the Bank's wholly-owned subsidiary, Riverview Services, Inc.; and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

3.  STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options up to 714,150 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company's stock on the date of the grant with a maximum term of ten years and a vesting period from zero to five years. At June 30, 2007, there were options for 41,562 shares available for future grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 458,554 shares of its common stock to officers, directors and employees. The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company's stock on the date of grant with a maximum term of ten years and a vesting period from zero to five years. At June 30, 2007, there were options for 148,154 shares available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.
                             Three Months Ended              Year Ended
                                June 30, 2007              March 31, 2007
                        -------------------------------------------------------
                        Number of Weighted Average   Number of Weighted Average
                           Shares   Exercise Price      Shares   Exercise Price
                           ------   --------------      ------   --------------
Balance, beginning of
 period                   526,192          $ 10.41     755,846          $  9.68
   Grants                   5,000            14.52           -                -
   Options exercised      (24,000)            6.01    (212,054)            7.79
   Forfeited               (3,600)           10.94     (17,600)           10.65
                          -------                      -------
Balance, end of period    503,592          $ 10.65     526,192          $ 10.41
                          =======            =====     =======            =====

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

                                           Three Months Ended    Year Ended
                                             June 30, 2007      March 31, 2007
                                           -----------------------------------
Intrinsic value of options exercised in
 the period                                       $   195,800      $ 1,722,591
Stock options fully vested and expected
 to vest:
   Number                                  500,942           523,052
   Weighted average exercise price                $     10.65      $     10.41
   Aggregate intrinsic value                      $ 1,522,733      $ 2,892,379
   Weighted average contractual term of options    6.81 years       7.07 years
Stock options vested and currently exercisable:
   Number                                  481,992           493,192
   Weighted average exercise price                $     10.63      $     10.43
   Aggregate intrinsic value                      $ 1,472,915      $ 2,717,710
   Weighted average contractual term of options    6.51 years       6.65 years

Stock-based compensation expense related to stock options for the three months ended June 30, 2007 and 2006 was approximately $11,000. As of June 30, 2007, there was approximately $35,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the three months ended June 30, 2007, the Company granted 5,000 stock options. No options were granted during the three months ended June 30, 2006. The fair value of stock options granted during the three months ended June 30, 2007 was $2.27 per option.


                            Risk Free      Expected       Expected     Expected
                        Interest Rate    Life(years)    Volatility    Dividends
                        -------------    ----------     ----------    ---------
 Fiscal 2008                    4.57%          6.25         14.72%        3.03%

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
                                                     Three Months Ended
                                                          June 30,
                                               -------------------------
                                                    2007            2006
                                               ---------       ---------
Basic EPS computation:
  Numerator-net income                       $ 2,839,000     $ 2,631,000
  Denominator-weighted average common
    shares outstanding                        11,391,825      11,265,971
Basic EPS                                    $      0.25     $      0.23
Diluted EPS computation:                      ==========      ==========
  Numerator-net income                       $ 2,839,000     $ 2,631,000
  Denominator-weighted average
    common shares outstanding                 11,391,825      11,265,971
    Effect of dilutive stock options             135,761         177,182
    Weighted average common shares            ----------      ----------
      and common stock equivalents            11,527,586      11,443,153
Diluted EPS                                  $      0.25     $      0.23
                                              ==========      ==========

5.  INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

                                                Gross        Gross   Estimated
                               Amortized   Unrealized   Unrealized        Fair
                                    Cost        Gains       Losses       Value
                               ---------   ----------   ----------   ---------
June 30, 2007
-------------
Trust preferred                 $  5,000      $    13     $      -    $  5,013
Agency securities                  5,298            -          (13)      5,285
Municipal bonds                    3,436           22            -       3,458
                                  ------       ------       ------      ------
Total                           $ 13,734      $    35     $    (13)   $ 13,756
                                  ======       ======       ======      ======
March 31, 2007
--------------
Trust preferred                 $  5,000      $    19     $      -    $  5,019
Agency securities                 10,784            -          (44)     10,740
Municipal bonds                    3,474           34            -       3,508
                                  ------       ------       ------      ------
Total                           $ 19,258      $    53     $    (44)   $ 19,267
                                  ======       ======       ======      ======

The contractual maturities of investment securities available for sale are as follows (in thousands):

                                            Amortized    Estimated
June 30, 2007                                    Cost   Fair Value
-------------                               ---------   ----------
Due in one year or less                    $    5,868   $    5,856
Due after one year through five years           1,018        1,026
Due after five years through ten years            619          632
Due after ten years                             6,229        6,242
                                               ------       ------
Total                                      $   13,734   $   13,756
                                               ======       ======

Investment securities with an amortized cost of $299,000 and $5.8 million and a fair value of $298,000 and $5.8 million at June 30, 2007 and March 31, 2007, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at both June 30, 2007 and March 31, 2007, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $488,000 and $490,000 and a fair value of $491,000 and $495,000 at June 30, 2007 and March 31, 2007,
respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million at both June 30, 2007 and March 31, 2007 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2007 are as follows (in thousands):

                              Less than 12 months     12 months or longer           Total
                              -----------------------------------------------------------------
Description of Securities      Fair  Unrealized        Fair  Unrealized        Fair  Unrealized
                              Value      Losses       Value      Losses       Value      Losses
                              -----      ------       -----      ------       -----      ------
Agency securities             $   -      $    -     $ 5,298       $ (13)    $ 5,298      $  (13)


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

                              Less than 12 months     12 months or longer           Total
                              -----------------------------------------------------------------
Description of Securities      Fair  Unrealized        Fair  Unrealized        Fair  Unrealized
                              Value      Losses       Value      Losses       Value      Losses
                              -----      ------       -----      ------       -----      ------
Agency securities            $    -      $    -    $ 10,740       $ (44)   $ 10,740      $  (44)



The unrealized losses on the above investment securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or is related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary. The Company realized no gains or losses on sales of investment securities available for sale for the three-month periods ended June 30, 2007 and 2006.

6.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                                 Gross        Gross   Estimated
                                Amortized   Unrealized   Unrealized        Fair
                                     Cost        Gains       Losses       Value
                                ---------   ----------   ----------   ---------
June 30, 2007
-------------
Real estate mortgage
 investment conduits             $    833   $       11   $        -   $     844
FHLMC mortgage-backed securities      112            1            -         113
FNMA mortgage-backed securities       190            3            -         193
                                   ------       ------       ------      ------
    Total                        $  1,135   $       15   $        -   $   1,150
                                   ======       ======       ======      ======
March 31, 2007
--------------
Real estate mortgage investment
 conduits                        $    923   $        6   $        -   $     929
FHLMC mortgage-backed securities      116            1            -         117
FNMA mortgage-backed securities       193            4            -         197
                                   ------       ------       ------      ------
    Total                        $  1,232   $       11   $        -   $   1,243
                                   ======       ======       ======      ======

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

                                            Amortized    Estimated
June 30, 2007                                    Cost   Fair Value
-------------                               ---------   ----------
Due in one year or less                     $       -   $        -
Due after one year through five years               -            -
Due after five years through ten years             14           14
Due after ten years                             1,121        1,136
                                              -------      -------
    Total                                   $   1,135   $    1,150
                                              =======      =======

Mortgage-backed securities held to maturity with an amortized cost of $841,000 and $931,000 and a fair value of $852,000 and $938,000 at June 30, 2007 and
March 31, 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $141,000 and $143,000 and a fair value of $143,000 and $144,000 at June 30, 2007 and March 31, 2007, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                                 Gross        Gross   Estimated
                                Amortized   Unrealized   Unrealized        Fair
                                     Cost        Gains       Losses       Value
                                ---------   ----------   ----------   ---------
June 30, 2007
-------------
Real estate mortgage investment
 conduits                       $   1,015   $       14   $       (8)  $   1,021
FHLMC mortgage-backed securities    5,288            -         (210)      5,078
FNMA mortgage-backed securities       102            -            -         102
                                   ------       ------       ------      ------
    Total                       $   6,405   $       14   $     (218)  $   6,201
                                   ======       ======       ======      ======
March 31, 2007
--------------
Real estate mortgage investment
 conduits                       $   1,070   $       15   $       (2)  $   1,083
FHLMC mortgage-backed securities    5,592            -         (153)      5,439
FNMA mortgage-backed securities       116            2            -         118
                                   ------       ------       ------      ------
    Total                       $   6,778   $       17   $     (155)  $   6,640
                                   ======       ======       ======      ======

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):


                                            Amortized    Estimated
June 30, 2007                                    Cost   Fair Value
-------------                               ---------   ----------
Due in one year or less                     $       -   $        -
Due after one year through five years              70           71
Due after five years through ten years          5,744        5,525
Due after ten years                               591          605
                                             --------     --------
    Total                                   $   6,405   $    6,201
                                             ========     ========

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $6.3 million and $6.7 million and a fair value of $6.1 million and $6.5 million at June 30, 2007 and March 31, 2007, respectively, were pledged as collateral for FHLB advances.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2007 are as follows (in thousands):


                                Less than 12 months     12 months or longer           Total
                                -----------------------------------------------------------------
Description of Securities        Fair  Unrealized        Fair  Unrealized        Fair  Unrealized
                                Value      Losses       Value      Losses       Value      Losses
                                -----      ------       -----      ------       -----      ------
Real estate mortgage
  investment conduits            $  -    $      -     $   372    $     (8)    $   372    $     (8)
FHLMC mortgage-backed
  securities                        -           -       5,078        (210)      5,078        (210)
FNMA mortgage-backed
  securities                       76           -           -           -          76           -
    Total temporarily impaired   ----        ----       -----        ----       -----        ----
      securities                 $ 76  $        -     $ 5,450    $   (218)    $ 5,526    $   (218)
                                 ====        ====       =====        ====       =====        ====

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

                                Less than 12 months     12 months or longer           Total
                                -----------------------------------------------------------------
Description of Securities        Fair  Unrealized        Fair  Unrealized        Fair  Unrealized
                                Value      Losses       Value      Losses       Value      Losses
                                -----      ------       -----      ------       -----      ------
Real estate mortgage
  investment conduits          $    -     $     -     $   407     $    (2)    $   407    $     (2)
FHLMC mortgage-backed
  securities                        -           -       5,439        (153)      5,439        (153)
FNMA mortgage-backed
  securities                        2           -           -           -           2           -
    Total temporarily impaired   ----        ----       -----        ----       -----        ----
      securities               $    2     $     -     $ 5,846     $  (155)    $ 5,848    $   (155)
                                 ====        ====       =====        ====       =====        ====

The unrealized losses on the above mortgage-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that any of the securities are impaired due to reasons of credit quality or is related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three-month periods ended June 30, 2007 and 2006.

7.  LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):
                                                                  March 31,
                                                June 30, 2007          2007
                                                -------------     ---------
Commercial and construction
  Commercial                                      $   90,896     $  91,174
  Other real estate mortgage                         350,219       360,930
  Real estate construction                           158,598       166,073
                                                    --------      --------
    Total commercial and construction                599,713       618,177

Consumer
  Real estate one-to-four family                      67,815        69,808
  Other installment                                    4,630         3,619
                                                    --------      --------
    Total consumer                                    72,445        73,427

Total loans                                          672,158       691,604

Less:
  Allowance for loan losses                            8,728         8,653
                                                    --------      --------
    Loans receivable, net                         $  663,430    $  682,951
                                                    ========      ========

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of June 30, 2007 and March 31, 2007, the Bank had no loans to any one borrower in excess of the regulatory limit and also had no individual industry concentrations of credit.

8.  ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                               --------------------
                                               2007            2006
                                               ----            ----
  Beginning balance                         $ 8,653         $ 7,221
  Provision for losses                           50             350
  Charge-offs                                    (5)             (3)
  Recoveries                                     30              58
                                              -----           -----
  Total allowance for loan losses           $ 8,728         $ 7,626
                                              =====           =====

Changes in the allowance for unfunded loan commitments were as follows (in thousands):
                                                Three Months Ended
                                                     June 30,
                                               --------------------
                                               2007            2006
                                               ----            ----
  Beginning balance                         $   380         $   362
  Net change in allowance for unfunded loan
    commitments                                   2              14
                                              -----           -----
  Ending balance                            $   382         $   376
                                              =====           =====

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to non-interest expense.

Loans on which the accrual of interest has been discontinued were $226,000 at June 30, 2007 and March 31, 2007. Interest income foregone on non-accrual loans was $6,000 and $20,000 during the three months ended June 30, 2007 and 2006, respectively.

At June 30, 2007 and March 31, 2007, the Company's recorded investment in certain loans that were considered to be impaired was $425,000 and $426,000, respectively. At June 30, 2007, $293,000 of these impaired loans had a specific related valuation allowance of $30,000, while $132,000 did not require a specific valuation allowance. At March 31, 2007, $294,000 of these impaired loans had a specific valuation allowance of $30,000, while $132,000 did not require a specific valuation. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average investment in impaired loans was approximately $425,000 and $959,000 during the three months ended June 30, 2007 and the year ended March 31, 2007, respectively. The related amount of interest income recognized on loans that were impaired was approximately $4,000 and $42,000 during the three months ended June 30, 2007 and 2006, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2007 and March 31, 2007.

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

10.  MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

                                                  Three Months Ended
                                                       June 30,
                                                 --------------------
                                                 2007            2006
                                                 ----            ----
  Balance at beginning of period, net          $  351          $  384
    Additions                                      34              25
    Amortization                                  (51)            (51)
    Change in valuation allowance                  13              14
                                                -----           -----
  Balance at end of period, net                $  347          $  372
                                                =====           =====

  Valuation allowance at beginning of period   $   35          $   60
    Change in valuation allowance                 (13)            (14)
                                                -----           -----
  Valuation allowance at end of period         $   22          $   46
                                                =====           =====

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At June 30, 2007 and March 31, 2007, the fair value of MSRs totaled $1.1 million and $1.0 million, respectively. The June 30, 2007 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association's standard prepayment values) that ranged from 142 to 936.

11.  CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $669,000 at June 30, 2007 and $711,000 at March 31, 2007. Amortization expense related to the core deposit intangible during the three months ended June 30, 2007 and 2006 totaled $42,000 and $50,000, respectively.

12.  BORROWINGS

Borrowings are summarized as follows (in thousands):

                                      At June 30, 2007      At March 31, 2007
                                      ----------------      -----------------
 Federal Home Loan Bank advances          $ 5,000                $35,050

 Weighted average interest rate:            5.46%                  5.66%


At June 30, 2007, all of the Company's FHLB advances were scheduled to mature during fiscal year 2008.

13.  JUNIOR SUBORDINATED DEBENTURE

At June 30, 2007, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at June 30, 2007, under the caption "junior subordinated debentures." The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 and $217,000 at June 30, 2007 and 2006, respectively, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at June 30, 2007:

                  Issuance       Amount              Initial  Rate at  Maturing
Issuance Trust        Date  Outstanding  Rate Type      Rate  6/30/07     Date
--------------    --------  -----------  ---------   -------  -------  --------
                                      (Dollars in thousands)
Riverview Bancorp
Statutory Trust I  12/2005   $  7,217   Variable (1)    5.88%    6.72%   3/2036


Riverview Bancorp
Statutory Trust II 06/2007     15,464      Fixed (2)    7.03%    7.03%   6/2037
                               ------
     Total                   $ 22,681
                               ======

  (1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

  (2) The trust preferred securities bear a fixed quarterly interest rate for 60 quarters, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.

14.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of the tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN
48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 at the beginning of fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company. At the date of adoption, the Company had unrecognized tax benefits related to its state filing positions of approximately $90,000 that, if recognized, would affect the Company's effective tax rate by approximately $65,000. The Company recorded an adjustment to retained earnings (net of federal benefits) for these uncertain tax positions totaling $65,000, inclusive of interest and penalties. The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At the date of adoption, the Company had accrued approximately $10,000 of possible interest and penalties. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of June 30, 2007 no circumstances have changed that would result in a change to the FIN 48 analysis that was originally performed.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company's financial position, results of operations and cash flows upon adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company's financial position, results of operations and cash flows upon adoption of SFAS No. 159.

15.  COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company's usual terms and conditions. Collateral is not required to support commitments.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of June 30, 2007 (in thousands):

                                                    Contract or
                                                       Notional
                                                         Amount
                                                    -----------
  Commitments to originate loans:
       Adjustable-rate                               $   56,627
       Fixed-rate                                        11,589
  Standby letters of credit                               2,389
  Undisbursed loan funds, and unused lines of credit    167,836
                                                       --------
       Total                                         $  238,441
                                                       ========

At June 30, 2007, the Company had no firm commitments to sell residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At June 30, 2007, loans under warranty totaled $109.4 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At June 30, 2007, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future minimum operating lease commitments were as follows (in thousands):

                                 Within 1-3 4-5 After 5 Total 1 year Years Years Years Balance
                                 ------    -----    -----    -------    -------
Certificates of deposit        $124,657  $48,254  $ 5,854   $  2,492   $181,257
FHLB advances                     5,000        -        -          -      5,000
Junior subordinated debentures        -        -        -     22,681     22,681
Operating leases                  1,489    2,743    1,430      4,178      9,840
Total other contractual         -------   ------   ------     ------    -------
  obligations                  $131,146  $50,997  $ 7,284   $ 29,351   $218,778
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor provisions with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, pricing of products and services, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, technological factors affecting operations and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation and specifically disclaims any obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, the Company.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2007 Form 10-K under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies." That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2007 Form 10-K.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company's performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A reconciliation of net interest income as reported to net interest income on a fully tax equivalent basis are contained in the tables under "Net Interest Income."

Executive Overview

Financial Highlights. Net income for the three months ended June 30, 2007 was $2.8 million, or $0.25 per basic share ($0.25 per diluted share), compared to net income of $2.6 million, or $0.23 per basic share ($0.23 per diluted share) for the three months ended June 30, 2006. Net interest income after provision for loan losses increased $115,000 for the three months ended June 30, 2007 compared to the same quarter last year. Non-interest income increased in the categories of fees and service charges, asset management fees, gain on sale of loans held for sale and bank-owned life insurance. These increases were partially offset by decreases in loan servicing income, and gain on sale of credit card portfolio. Non-interest expense remained stable at $6.8 million for the quarter ended June 30, 2007 compared to the same quarter last year.

The annualized return on average assets was 1.39% for the three months ended June 30, 2007, compared to 1.36% for the three months ended June 30, 2006. For the same periods, the annualized return on average common equity was 11.16% compared to 11.18%, respectively. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 60.34% for the first quarter of fiscal 2007 compared to 60.18% for the same period last year.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial real estate, one- to four- family residential real estate, construction, commercial and consumer loans. Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.22% of the loan portfolio at June 30, 2007. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark County, three in the Portland metropolitan area and three lending centers.

In order to support the Company's strategy of growth without compromising local, personal service to customers and its commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in our infrastructure. The Company's non-interest expense reflects this investment and will remain relatively high as a percentage of its average assets for the foreseeable future as a result of the emphasis on growth and local, personal service. Controlling its non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to provide its customers more financial options. With the Company's emphasis on the growth of non-interest income and the control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company's online service has also enhanced the delivery of cash management services to commercial customers.

The Company conducts operations from its home office in Vancouver and 18 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Wood Village and Aumsville, Oregon. The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans for various mortgage companies predominantly in the Vancouver/ Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and Wafer Tech, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

Loan Composition

The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

                         Commercial &
                         Construction               Other Real      Real Estate
                            Total     Commercial  Estate Mortgage  Construction
                         ------------------------------------------------------
June 30, 2007                            (Dollars in thousands)

Commercial                   $ 90,896   $ 90,896     $       -       $       -
Commercial construction        56,547          -             -          56,547
Office buildings               61,844          -        61,844               -
Warehouse/industrial           37,755          -        37,755               -
Retail/shopping centers/
  strip malls                  67,595          -        67,595               -
Assisted living facilities     11,089          -        11,089               -
Single purpose facilities      40,816          -        40,816               -
Land                          101,113          -       101,113               -
Multi-family                   30,007          -        30,007               -
One-to-four family            102,051          -             -         102,051
                         ------------------------------------------------------
    Total                    $599,713   $ 90,896     $ 350,219       $ 158,598
                         ======================================================

                         Commercial &
                         Construction               Other Real      Real Estate
                            Total     Commercial  Estate Mortgage  Construction
                         ------------------------------------------------------
March 31, 2007                            (Dollars in thousands)

Commercial                   $ 91,174   $ 91,174     $       -       $       -
Commercial construction        56,226          -             -          56,226
Office buildings               62,310          -        62,310               -
Warehouse/industrial           40,238          -        40,238               -
Retail/shopping centers/
  strip malls                  70,219          -        70,219               -
Assisted living facilities     11,381          -        11,381               -
Single purpose facilities      41,501          -        41,501               -
Land                          103,240          -       103,240               -
Multi-family                   32,041          -        32,041               -
One-to-four family            109,847          -             -         109,847
                         ------------------------------------------------------
    Total                   $ 618,177   $ 91,174     $ 360,930       $ 166,073
                         ======================================================

Comparison of Financial Condition at June 30, 2007 and March 31, 2007

At June 30, 2007, the Company had total assets of $832.1 million, compared with $820.3 million at March 31, 2007. The $11.8 million increase in total assets was primarily attributable to the increase in interest-earning cash accounts.

Cash, including interest-earning accounts, totaled $68.1 million at June 30,
2007, compared to $31.4 million at March 31, 2007.   The $36.7 million increase
was attributable to the maturity of investment securities, principal repayments of loans receivable and the issuance of junior subordinated debentures in June 2007.

At June 30, 2007 and March 31, 2007 there were no loans held for sale. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $663.4 million at June 30, 2007, compared to $683.0 million at March 31, 2007, a decrease of $19.5 million. The decrease in net loans is primarily due to the pay down of several large loans, which was partially offset by continued strong levels of loan production. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market areas.

Investment securities available for sale totaled $13.8 million at June 30, 2007, compared to $19.3 million at March 31, 2007. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available for sale totaled $6.2 million at June 30, 2007, compared to $6.6 million at March 31, 2007. The decrease is attributable to maturities and scheduled cash flows.

Goodwill was $25.6 million at June 30, 2007 and March 31, 2007. As of June 30, 2007, there have been no events or changes in circumstances that would indicate a potential impairment.

Bank owned life insurance increased to $13.8 million at June 30, 2007, from $13.6 million at March 31, 2007, reflecting an increase in the cash surrender value of the policies.

Deposits totaled $692.2 million at June 30, 2007, compared to $665.4 million at March 31, 2007. As market interest rates have increased customers have moved funds to higher interest accounts and the balances in the interest checking accounts and money market deposit accounts have increased. At June 30, 2007, the balance of interest checking accounts had increased $16.8 million to $161.3 million from $144.5 million at March 31, 2007. Money market deposit accounts totaled $240.3 million at June 30, 2007 compared to $205.0 million at March 31, 2007.

FHLB advances totaled $5.0 million at June 30, 2007 and $35.1 million at March 31, 2007. The $30.1 million decrease was attributable to the pay down of our line of credit with FHLB.

Junior subordinated debentures totaled $22.7 million at June 30, 2007 and $7.2 million at March 31, 2007. The $15.5 million increase was the result of the issuance of additional trust preferred securities during the quarter ended June 30, 2007.

Shareholders' Equity and Capital Resources

Shareholders' equity decreased $468,000 to $99.7 million at June 30, 2007 from $100.2 million at March 31, 2007. The decrease in equity from cash dividends declared to shareholders of $1.2 million and stock repurchases of $2.3 million were partially offset by earnings of $2.8 million for the three months ended June 30, 2007. Exercise of stock options, earned ESOP shares, FIN 48 adjustments and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $278,000 net increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2007.

As of June 30, 2007, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital categorization.

The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):
                                                               Categorized as
                                                               "Well
                                                               Capitalized"
                                                               Under Prompt
                                            For Capital        Corrective
                                  Actual    Adequacy Purposes  Action Provision
                               ------------------------------------------------
                               Amount   Ratio   Amount   Ratio   Amount   Ratio
June 30, 2007                  ------   -----   ------   -----   ------   -----
Total Capital:
 (To Risk-Weighted Assets)    $80,787  11.09%  $58,301   8.0%  $72,877   10.0%
Tier I Capital:
 (To Risk-Weighted Assets)     72,089   9.89    29,151   4.0    43,726    6.0
Tier I Capital:
 (To Adjusted Tangible Assets) 72,089   9.15    23,645   3.0    39,409    5.0
Tangible Capital:
 (To Tangible Assets)          72,089   9.15    11,823   1.5       N/A    N/A


                                                               Categorized as
                                                               "Well
                                                               Capitalized"
                                                               Under Prompt
                                            For Capital        Corrective
                                  Actual    Adequacy Purposes  Action Provision
                               ------------------------------------------------
                               Amount   Ratio   Amount   Ratio   Amount   Ratio
March 31, 2007                 ------   -----   ------   -----   ------   -----
Total Capital:
 (To Risk-Weighted Assets)    $84,363  11.38%  $59,310    8.0%  $74,137   10.0%
Tier I Capital:
 (To Risk-Weighted Assets)     75,740  10.22    29,655    4.0    44,482    6.0
Tier I Capital:
 (To Adjusted Tangible Assets) 75,740   9.60    23,662    3.0    39,436    5.0
Tangible Capital:
 (To Tangible Assets)          75,740   9.60    11,831    1.5       N/A    N/A

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2007, cash totaled $68.1 million, or 8.2% of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2007, the Bank had $5.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $244.6 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank and a $5.0 million borrowing capability at the Federal Reserve discount window at June 30, 2007. The Bank had no borrowings outstanding under either of these credit arrangements at June 30, 2007.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Asset Quality

The allowance for loan losses was $8.7 million at June 30, 2007 and March 31, 2007. Management believes the allowance for loan losses at June 30, 2007 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current economic conditions, industry trends and data, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.
In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $226,000 or 0.03% of total assets at June 30, 2007 and March 31, 2007. The $226,000 balance of nonaccrual loans is composed of two commercial real estate loans. The following table sets forth information regarding the Company's non-performing assets.

                                             June 30, 2007    March 31, 2007
                                             -------------    --------------
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Other real estate mortgage                       $   226           $   226
  Commercial                                             -                 -
                                                      ----              ----
    Total                                              226               226
                                                      ----              ----
  Accruing loans which are contractually
    past due 90 days or more                             -                 -
                                                      ----              ----
  Total of nonaccrual and 90 days past due
    loans                                              226               226
                                                      ----              ----
  Real estate owned (net)                                -                 -
                                                      ----              ----
    Total non-performing assets                    $   226           $   226
                                                      ====              ====
  Total loans delinquent 90 days or more
    to net loans                                     0.03%             0.03%

  Total loans delinquent 90 days or
    more to total assets                             0.03%             0.03%

  Total non-performing assets to
    total assets                                     0.03%             0.03%

As of June 30, 2007 and March 31, 2007, other loans of concern totaled $3.3 million and $3.9 million, respectively. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

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

Comparison of Operating Results for the Three Months Ended June 30, 2007 and
2006

Net Interest Income. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Non-interest income includes deposit service fees, income associated with the origination and sale of mortgage loans, brokering loans, loan servicing fees, income from real estate owned, net gains on sales of assets, bank-owned life insurance income and asset management fees. Non-interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three months ended June 30, 2007 was $8.8 million, representing a decrease of $185,000, or 2.1%, from $9.0 million during the same prior year period. This decline reflects an 8.0% increase in the average balance of interest-bearing liabilities as a result of increased deposit growth, partially offset by a 6.0% increase in the average balance of interest-bearing assets to $734.1 million for the three months ended June 30, 2007 as a result of the increase in loan originations. Average interest-earning assets to average interest-bearing liabilities totaled 118.23% for the three-month period ended June 30, 2007 compared to 120.46% in the same prior year period. The net interest margin for the quarter ended June 30, 2007 was 4.83% compared to 5.23% for the quarter ended June 30, 2006. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts. The Bank's sizeable adjustable rate loan portfolio and emphasis on consumer, commercial and construction loans with relatively short-terms to maturity has contributed to minimizing the negative impact of the currently inverted/flat yield curve.

Interest Income. Interest income increased $1.2 million, or 8.6%, to $15.4 million for the three months ended June 30, 2007 compared to $14.2 million for the three months ended June 30, 2006. The yield on interest-earning assets was 8.44% for the three months ended June 30, 2007 compared to 8.24% for the same three months ended June 30, 2006. Previous increases in federal funds interest rates have led to improved yields on both loans and investments upon repricing to the higher current interest rates. An increase in the average balance of interest-earning assets also contributed to the increase in interest income.

Interest Expense. Interest expense increased $1.4 million to $6.6 million for the three months ended June 30, 2007, or 27.2%, compared to $5.2 million for the three months ended June 30, 2006. Average interest-bearing liabilities increased $46.2 million to $620.9 million for the three months ended June 30, 2007 compared to $574.7 million for the same prior year period. Much of this growth was in the higher yielding money market deposit accounts whose average balance increased 64.7% for the three months ended June 30, 2007 compared to same prior year period. The increase in interest expense was also attributable to the higher rates of interest paid on deposits and other interest-bearing liabilities. The weighted average interest rate on total deposits increased to 4.17% for the three months ended June 30, 2007 from 3.39% for the same period in the prior year. The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 6.28% for the three months ended June 30, 2007 from 5.15% for the same period in the prior year.

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


                                         Three Months Ended June 30,
                           ----------------------------------------------------
                                      2007                        2006
                           -------------------------   ------------------------
                                     Interest                    Interest
                           Average      and   Yield/   Average      and   Yield/
                           Balance  Dividends  Cost    Balance  Dividends  Cost
                           -------  --------- ------   -------  --------- ------
                                             (Dollars in thousands)
Interest-earning assets:
  Mortgage loans          $582,912    $12,705   8.74% $552,521   $11,796   8.56%
  Non-mortgage loans       101,390      2,175   8.60    94,412     1,973   8.38
                           -------     ------          -------    ------
    Total net loans(1)     684,302     14,880   8.72   646,933    13,769   8.54

  Mortgage-backed
   securities (2)            7,783         91   4.69     9,931       114   4.60
  Investment securities
   (2)(3)                   16,848        230   5.48    23,821       285   4.80
  Daily interest-bearing
   assets                   17,579        228   5.20     4,031        49   4.88
  Other earning assets (4)   7,623         15   0.79     7,567         3   0.16
    Total interest-earning -------     ------          -------    ------
      assets               734,135     15,444   8.44   692,283    14,220   8.24

Non-interest-earning assets:
  Office properties and
   equipment, net           21,252                      19,168
  Other non-interest-
   earning assets           61,081                      62,098
                           -------                     -------
    Total assets          $816,468                    $773,549
                           =======                     =======
Interest-bearing liabilities:
  Regular savings accounts $28,238         39   0.55   $36,333        50   0.55
  Interest checking
   accounts                146,188      1,232   3.38   127,148       884   2.79
  Money market deposit
   accounts                220,561      2,542   4.62   133,948     1,257   3.76
  Certificates of deposit  200,018      2,377   4.77   202,231     2,031   4.03
    Total interest-bearing -------      -----          -------     -----
     deposits              595,005      6,190   4.17   499,660     4,222   3.39

  Other interest-bearing
   liabilities              25,925        406   6.28    75,054       963   5.15
    Total interest-bearing -------      -----          -------     -----
     liabilities           620,930      6,596   4.26   574,714     5,185   3.62

Non-interest-bearing liabilities:
  Non-interest-bearing
   deposits                 83,927                      94,542
  Other liabilities          9,549                       9,869
                           -------                     -------
    Total liabilities      714,406                     679,125
Shareholders' equity       102,062                      94,424
   Total liabilities and   -------                     -------
    shareholders' equity  $816,468                    $773,549
                           =======                     =======
Net interest income(5)                $ 8,848                    $ 9,035
                                      =======                    =======
Interest rate spread                            4.18%                      4.62%
                                               ======                     ======
Net interest margin                             4.83%                      5.23%
                                               ======                     ======

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                          118.23%                    120.46%
                                              =======                    =======
Tax equivalent adjustment(3)          $    20                    $    22
                                      =======                    =======

(1) Includes non-accrual loans.

(2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.


(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable -equivalent basis under a tax rate of 34%.


(4) In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume after having operated under a regulatory directive since
    May 2005.

(5)                                              Three Months Ended
                                                       June 30,
                                                 2007          2006
                                                 ----          ----
Net interest income as reported               $ 8,828       $ 9,013
Tax equivalent effect                              20            22
Net interest income on a fully                  -----         -----
   Tax equivalent basis                       $ 8,848       $ 9,035
                                                =====         =====

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

                                       Three Months Ended June 30,
                                    ---------------------------------
                                             2007 vs. 2006
                                    ---------------------------------
                                    Increase (Decrease)
                                           Due to            Total
                                    ------------------      Increase
                                    Volume        Rate     (Decrease)
                                    ------        ----      --------
                                             (In thousands)
  Interest Income:
  Mortgage Loans                    $  658      $  251        $  909
  Non-mortgage loans                   149          53           202
  Mortgage-backed securities           (25)          2           (23)
  Investment securities                (91)         38           (53)
  Daily interest-bearing               176           3           179
  Other earning assets                   -          12            12
                                      ----        ----         -----
    Total interest income              867         359         1,226
                                      ----        ----         -----
  Interest Expense:
  Regular savings accounts             (11)          -           (11)
  Interest checking accounts           144         204           348
  Money market deposit accounts        949         336         1,285
  Certificates of deposit              (22)        368           346
  Other interest-bearing liabilities  (734)        177          (557)
                                      ----        ----         -----
    Total interest expense             326       1,085         1,411
                                      ----        ----         -----
    Net interest income              $ 541      $ (726)       $ (185)
                                      ====       =====         =====

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2007 was $50,000, compared to $350,000 for the same period in the prior year. Net recoveries for the current period were $25,000, compared to $55,000 for the same period last year. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.36% at June 30, 2007, compared to 1.20% at June 30, 2006. Annualized net recoveries to average net loans for the three-month period ended June 30, 2007 was 0.01% compared to 0.03% for the same period in the prior year. During the quarter ended June 30, 2007, management evaluated known and inherent risks in the loan portfolio and based on this analysis changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The national and local economy housing market continues to be experiencing a slow down in housing sales which is impacting land developers' ability to sell their products. The estimated loan loss rate was increased by 0.25% to 1.50% for the loans consisting of land and lots for development and builder lot loans. Management considers the allowance for loan losses at June 30, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income increased $187,000 to $2.3 million for the quarter ended June 30, 2007 compared to $2.1 million for the quarter ended June 30, 2006. Increases in fees and service charges, asset management fees, gains on sale of loans held for sale and bank owned life insurance offset the lower loan servicing income and gain on sale of credit card portfolio. The increase of $96,000 in fees and service charges reflects the increase in fees and service charges on deposit accounts and increased broker loan fees. Asset management fees from fiduciary services increased by $112,000 to $548,000 for the quarter ended June 30, 2007, compared to $436,000 for the quarter ended June 30, 2006. RAM Corp. had $302.1 million in assets under management at June 30, 2007 compared to $250.8 million at June 30, 2006.

Non-Interest Expense. Non-interest expense remained stable at $6.8 million for the quarter ended June 30, 2007 compared to the same prior year period. The principal component of the Company's non-interest expense is salaries and employee benefits. Salaries and employee benefits increased $133,000 to $4.0 million for the three months ended June 30, 2007 compared to $3.8 million for the three months ended June 30, 2006. The majority of the increase is a result of the expansion of our lending team, the opening of a new branch and a new lending center and the increasing costs of employee benefits. Full-time equivalent employees increased to 264 at June 30, 2007 from 236 at June 30, 2006.

Occupancy and depreciation expense totaled $1.3 million for the three months ended June 30, 2007, compared to $1.1 million for the three months ended June 30, 2006. The increase in occupancy and depreciation expense is a result of increases in rent and related costs at several banking facilities and the opening of the Gateway branch in November 2006. Data processing expense was $168,000 for the three months ended June 30, 2007 compared to the $335,000 for the three months ended June 30, 2006. The $167,000 decrease reflects savings from the April 2006 change in service bureau that performs the Bank's core computer system processing.

Other non-interest expense decreased $202,000 for the three months ended June 30, 2007 to $502,000, compared to $704,000 for the three months ended June 30, 2006. Costs incurred during the quarter ended June 30, 2006 related to prior years expansion of our service network and the implementation of new systems contributed to increases in other expenses compared to the quarter ended June 30, 2007.

Provision for Income Taxes. Provision for income taxes was $1.5 million for the three months ended June 30, 2007, compared to $1.4 million for the three months ended June 30, 2006. The effective tax rate for three months ended June 30, 2007 was 34.0% compared to 34.4% for the three months ended June 30, 2006. The Company's overall effective tax rate at June 30, 2007 and 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of acceptable changes in net interest income, and the portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. The Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and the Company's current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analyses to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, the Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in its business plan without exceeding limits set forth in the Company's interest rate risk policy for losses in net interest income and net portfolio value.

There has not been any material change in the market risk disclosures contained in the 2007 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of June 30, 2007 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended June 30, 2007, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors
         ------------
     There have been no material changes to the risk factors previously disclosed in the 2007 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
        ----------------------------------------------------------
The following table summarizes the Company's share repurchases for the quarter ended June 30, 2007.
                                            Total Number      Maximum Number
                                            of Shares         of Shares that
                                 Average    Purchased as      May Yet Be
                Total Number of  Price Paid Part of Publicly  Purchased Under
Period          Shares Purchased per Share  Announced Program the Programs(1)(2)
April 1 - April 30,
2007                      -      $       -               -                  -
May 1 - May 30,
2007                 80,000          14.09          80,000            170,000
June 1 - June 30,
2007                 85,000          14.31          85,000            835,000
                    -------                        -------
Total               165,000                        165,000
                    =======                        =======

       (1) On March 22, 2007 and June 21, 2007 the Company announced stock repurchase programs for up to 250,000 and 750,000 shares of its outstanding common stock, respectively, representing approximately 9% of outstanding shares.
       (2) In July 2007, the Company repurchased 345,000 shares of its common stock under the two outstanding common stock repurchase plans.

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


(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002, and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6) Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 RIVERVIEW BANCORP, INC.



By:    /s/Patrick Sheaffer       By:   /s/Ron Dobyns
       -------------------             -----------------
       Patrick Sheaffer                Ron Dobyns
       Chairman of the Board           Senior Vice President
       Chief Executive Officer         (Chief Financial and Accounting Officer)
       (Principal Executive Officer)


Date:  August 5, 2007            Date: August 5, 2007

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

Exhibit 31.1
------------
Section 302 Certification

I, Patrick Sheaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Riverview Bancorp, Inc.;

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

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  August 5, 2007
                                /s/ Patrick Sheaffer
                                --------------------
                                Patrick Sheaffer
                                Chairman and Chief Executive Officer

Exhibit 31.2
Section 302 Certification

I, Ron Dobyns, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Riverview Bancorp, Inc.;

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

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  August 5, 2007           /s/ Ron Dobyns
                                ---------------------
                                Ron Dobyns
                                Chief Financial Officer

                                 Exhibit 32
                                 ----------
     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                            RIVERVIEW BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 that:

1. the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.'s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.



/s/ Patrick Sheaffer                  /s/ Ron Dobyns
--------------------                  --------------
Patrick Sheaffer                      Ron Dobyns
Chief Executive Officer               Chief Financial Officer


Dated:  August 5, 2007                Dated:  August 5, 2007