Form 10-Q
period 2007-09-30
RIVERVIEW BANCORP INC
filed 2007-11-06
CIK 1041368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-22957

RIVERVIEW BANCORP, INC. (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)		91-1838969 (I.R.S. Employer Identification Number)

900 Washington Street, Suite 900, Vancouver, Washington (Address of principal executive offices)		98660 ( Zip Code)

Registrant's telephone number, including area code:		(360) 693-6650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer ( )	Accelerated filer ( X )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 10,920,650 shares outstanding as of November 1, 2007.


Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2007 and March 31, 2007	1

	Consolidated Statements of Income Three Months and Six Months Ended September 30, 2007 and 2006	2

	Consolidated Statements of Shareholders' Equity Year Ended March 31, 2007 and Six Months Ended September 30, 2007	3

	Consolidated Statements of Cash Flows Six Months Ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5-14

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-26

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4:	Controls and Procedures	26

Part II.	Other Information	27-28

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES Certifications		29
	Exhibit 31.1 Exhibit 31.2 Exhibit 32


Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND MARCH 31, 2007

(In thousands, except share and per share data) (Unaudited)	SEPTEMBER 30, 2007	MARCH 31, 2007
ASSETS
Cash (including interest-earning accounts of $15,271 and $7,818)	$ 36,877	$ 31,423
Loans held for sale	604	-
Investment securities available for sale, at fair value (amortized cost of $8,735 and $19,258)	8,761	19,267
Mortgage-backed securities held to maturity, at amortized cost (fair value of $1,039 and $1,243)	1,027	1,232
Mortgage-backed securities available for sale, at fair value (amortized cost of $6,043 and $6,778)	5,943	6,640
Loans receivable (net of allowance for loan losses of $9,062 and $8,653)	687,419	682,951
Real estate owned	74	-
Prepaid expenses and other assets	2,957	1,905
Accrued interest receivable	3,850	3,822
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	21,336	21,402
Deferred income taxes, net	4,089	4,108
Mortgage servicing intangible, net	332	351
Goodwill	25,572	25,572
Core deposit intangible, net	630	711
Bank owned life insurance	13,893	13,614
TOTAL ASSETS	$ 820,714	$ 820,348

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposit accounts	$ 659,785	$ 665,405
Accrued expenses and other liabilities	8,982	9,349
Advanced payments by borrowers for taxes and insurance	376	397
Federal Home Loan Bank advances	33,600	35,050
Junior subordinated debentures	22,681	7,217
Capital lease obligations	2,704	2,721
Total liabilities	728,128	720,139

COMMITMENTS AND CONTINGENCIES (See Note 15)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized, issued and outstanding:
September 30, 2007 - 10,996,650 issued and outstanding	110	117
March 31, 2007 - 11,707,980 issued and outstanding
Additional paid-in capital	47,953	58,438
Retained earnings	45,629	42,848
Unearned shares issued to employee stock ownership trust	(1,057)	(1,108)
Accumulated other comprehensive loss	(49)	(86)
Total shareholders' equity	92,586	100,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 820,714	$ 820,348

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans receivable	$ 14,631	$ 14,834	$ 29,511	$ 28,603
Interest on investment securities - taxable	140	221	312	442
Interest on investment securities - non-taxable	38	42	76	84
Interest on mortgage-backed securities	85	109	176	223
Other interest and dividends	420	96	663	148
Total interest income	15,314	15,302	30,738	29,500

INTEREST EXPENSE:
Interest on deposits	6,033	4,908	12,223	9,130
Interest on borrowings	587	1,267	993	2,230
Total interest expense	6,620	6,175	13,216	11,360
Net interest income	8,694	9,127	17,522	18,140
Less provision for loan losses	400	600	450	950
Net interest income after provision for loan losses	8,294	8,527	17,072	17,190

NON-INTEREST INCOME:
Fees and service charges	1,382	1,449	2,809	2,780
Asset management fees	513	455	1,061	891
Gain on sale of loans held for sale	92	111	183	183
Loan servicing income	27	36	66	81
Gain on sale of credit card portfolio	-	66	-	133
Bank owned life insurance	140	129	279	257
Other	62	45	120	81
Total non-interest income	2,216	2,291	4,518	4,406

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,908	3,532	7,876	7,367
Occupancy and depreciation	1,244	1,135	2,546	2,209
Data processing	208	222	376	557
Amortization of core deposit intangible	38	46	80	96
Advertising and marketing expense	370	356	652	658
Federal Deposit Insurance Corporation insurance premium	19	13	38	37
State and local taxes	178	133	349	288
Telecommunications	92	101	196	213
Professional fees	172	198	395	376
Other	602	536	1,104	1,240
Total non-interest expense	6,831	6,272	13,612	13,041

INCOME BEFORE INCOME TAXES	3,679	4,546	7,978	8,555
PROVISION FOR INCOME TAXES	1,249	1,573	2,709	2,951
NET INCOME	$ 2,430	$ 2,973	$ 5,269	$ 5,604

Earnings per common share:
Basic	$ 0.22	$ 0.26	$ 0.47	$ 0.50
Diluted	0.22	0.26	0.47	0.49
Weighted average number of shares outstanding:
Basic	10,904,464	11,302,927	11,146,813	11,289,143
Diluted	11,026,598	11,473,750	11,275,562	11,463,125
Cash Dividends Per Share	$ 0.11	$ 0.10	$ 0.22	$ 0.195

          See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2007
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Trust	Loss	Total
Balance April 1, 2006	11,545,372	$ 57	$ 57,316	$ 35,776	$ (1,186)	$ (276)	$ 91,687
Stock split	-	58	-	(58)	-	-	-
Cash dividends ($0.395 per share)	-	-	-	(4,476)	-	-	(4,476)
Exercise of stock options	212,054	2	878	-	-	-	880
Stock repurchased and retired	(49,446)	-	-	-	-	-	-
Earned Employee Stock Ownership Plan ("ESOP") shares	-	-	196	-	78	-	274
Tax benefit, stock option	-	-	48	-	-	-	48
	11,707,980	117	58,438	31,242	(1,108)	(276)	88,413

Comprehensive income:
Net income	-	-	-	11,606	-	-	11,606
Other comprehensive income:
Unrealized holding gain on securities of $190 (net of $99 tax effect)	-	-	-	-	-	190	190

Total comprehensive income	-	-	-	-	-	-	11,796
Balance March 31, 2007	11,707,980	117	58,438	42,848	(1,108)	(86)	100,209

Cash dividends ($0.22 per share)	-	-	-	(2,423)	-	-	(2,423)
Exercise of stock options	63,670	1	620	-	-	-	621
Stock repurchased and retired	(775,000)	(8)	(11,230)	-	-	-	(11,238)
FIN 48 transition amount	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	125	-	51	-	176
	10,996,650	110	47,953	40,360	(1,057)	(86)	87,280

Comprehensive income:
Net income	-	-	-	5,269	-	-	5,269
Other comprehensive income:
Unrealized holding gain on securities of $37 (net of $19 tax effect)	-	-	-	-	-	37	37

Total comprehensive income	-	-	-	-	-	-	5,306
Balance September 30, 2007	10,996,650	$110	$47,953	$45,629	$(1,057)	$(49)	$92,586

        See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands) (Unaudited)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,269	$ 5,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,102	1,121
Mortgage servicing rights valuation adjustment	(14)	(13)
Provision for loan losses	450	950
Noncash expense related to ESOP	176	321
Increase (decrease) in deferred loan origination fees, net of amortization	(34)	52
Origination of loans held for sale	(8,524)	(8,077)
Proceeds from sales of loans held for sale	7,949	7,961
Excess tax benefit from stock based compensation	(7)	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(183)	(176)
Income from bank owned life insurance	(279)	(257)
Decrease (increase) in prepaid expenses and other assets	(580)	24
Increase in accrued interest receivable	(28)	(1,059)
Decrease in accrued expenses and other liabilities	(1,056)	(953)
Net cash provided by operating activities	4,241	5,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(4,853)	(68,517)
Proceeds from call, maturity, or sale of investment securities available for sale	10,490	1,110
Principal repayments on investment securities available for sale	37	37
Principal repayments on mortgage-backed securities available for sale	735	828
Principal repayments on mortgage-backed securities held to maturity	205	327
Purchase of premises and equipment and capitalized software	(761)	(2,755)
Proceeds from sale of real estate owned and premises and equipment	-	2
Net cash provided (used) in investing activities	5,853	(68,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(5,620)	33,440
Dividends paid	(2,386)	(2,026)
Repurchase of common stock	(11,238)	-
Proceeds from borrowings	77,200	186,300
Repayment of borrowings	(78,650)	(142,400)
Proceeds from issuance of subordinated debentures	15,464	-
Principal payments under capital lease obligation	(17)	(16)
Net increase (decrease) in advance payments by borrowers	(21)	19
Excess tax benefit from stock based compensation	7	-
Proceeds from exercise of stock options	621	260
Net cash provided (used) by financing activities	(4,640)	75,577
NET INCREASE IN CASH	5,454	12,107
CASH, BEGINNING OF PERIOD	31,423	31,346
CASH, END OF PERIOD	$ 36,877	$ 43,453
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 13,139	$ 10,733
Income taxes	2,912	3,491

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	1,181	1,118
Fair value adjustment to securities available for sale	56	161
Income tax effect related to fair value adjustment	(19)	(55)
Premises and equipment purchases included in accounts payable	225	-
Additions to real estate owned	74	-

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2007 ("2007 Form 10-K"). The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On August 24, 2006, the Riverview Bancorp, Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for each share owned. The Board of Directors ("Board") declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

2.    PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of Riverview Bancorp, Inc. ("Bancorp" or the "Company"); its wholly-owned subsidiary, Riverview Community Bank ("Bank"); the Bank's wholly-owned subsidiary, Riverview Services, Inc.; and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All inter-company transactions and balances have been eliminated in consolidation.

3.    STOCK PLANS AND STOCK-BASED COMPENSATION

 In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 714,150 shares of its common stock to officers, directors and employees. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company's stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years. At September 30, 2007, there were options for 31,562 shares available for future grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company's stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At September 30, 2007, there were options for 148,154 shares available for future grant under the 2003 Plan.


The following table presents information on stock options outstanding for the periods shown.

	Six Months Ended September 30, 2007		Year Ended March 31, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	526,192	$ 10.41	755,846	$ 9.68
Grants	15,000	14.49	-	-
Options exercised	(67,839)	7.65	(212,054)	7.79
Forfeited	(3,600)	10.94	(17,600)	10.65
Balance, end of period	469,753	$ 10.93	526,192	$ 10.41

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2007		Year Ended March 31, 2007
Intrinsic value of options exercised in the period		$ 468,547		$ 1,722,591
Stock options fully vested and expected to vest:
Number	467,603		523,052
Weighted average exercise price		$ 10.92		$ 10.41
Aggregate intrinsic value		$ 1,836,265		$ 2,892,379
Weighted average contractual term of options		6.89 years		7.07 years
Stock options vested and currently exercisable:
Number	446,153		493,192
Weighted average exercise price		$ 10.85		$ 10.43
Aggregate intrinsic value		$ 1,786,260		$ 2,717,710
Weighted average contractual term of options		6.57 years		6.65 years

Stock-based compensation expense related to stock options for the six months ended September 30, 2007 and 2006 was approximately $20,000 and $21,000, respectively. As of September 30, 2007, there was approximately $43,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the six months ended September 30, 2007, the Company granted 15,000 stock options. No options were granted during the six months ended September 30, 2006. The weighted average fair value of stock options granted during the six months ended September 30, 2007 was $2.31 per option.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2008	4.82%	6.25	14.69%	3.11%


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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Basic EPS computation:
Numerator-net income	$ 2,430,000	$ 2,973,000	$ 5,269,000	$ 5,604,000
Denominator-weighted average common shares outstanding	10,904,464	11,302,927	11,146,813	11,289,143
Basic EPS	$ 0.22	$ 0.26	$ 0.47	$ 0.50
Diluted EPS computation:
Numerator-net income	$ 2,430,000	$ 2,973,000	$ 5,269,000	$ 5,604,000
Denominator-weighted average
common shares outstanding	10,904,464	11,302,927	11,146,813	11,289,143
Effect of dilutive stock options	122,134	170,823	128,749	173,982

Weighted average common shares and common stock equivalents	11,026,598	11,473,750	11,275,562	11,463,125
Diluted EPS	$ 0.22	$ 0.26	$ 0.47	$ 0.49

5.    INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2007
Trust preferred	$ 5,000	$ -	$ -	$ 5,000
Agency securities	300	-	-	300
Municipal bonds	3,435	26	-	3,461
Total	$ 8,735	$ 26	$ -	$ 8,761

March 31, 2007
Trust preferred	$ 5,000	$ 19	$ -	$ 5,019
Agency securities	10,784	-	(44)	10,740
Municipal bonds	3,474	34	-	3,508
Total	$ 19,258	$ 53	$ (44)	$ 19,267

The contractual maturities of investment securities available for sale are as follows (in thousands):

September 30, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 870	$ 870
Due after one year through five years	1,017	1,028
Due after five years through ten years	619	634
Due after ten years	6,229	6,229
Total	$ 8,735	$ 8,761

Investment securities with an amortized cost of $300,000 and $5.8 million and a fair value of $300,000 and $5.8 million at September 30, 2007 and March 31, 2007, respectively, were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at both September 30, 2007 and March 31, 2007, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $487,000 and $490,000 and a fair value of $490,000 and $495,000 at September 30, 2007 and March 31, 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million at March 31, 2007 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.


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

The unrealized losses on the above investment securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or is related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary. The Company realized no gains or losses on sales of investment securities available for sale for the six-month periods ended September 30, 2007 and 2006.

6.    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 747	$ 8	$ -	$ 755
FHLMC mortgage-backed securities	111	1	-	112
FNMA mortgage-backed securities	169	3	-	172
Total	$ 1,027	$ 12	$ -	$ 1,039
March 31, 2007
Real estate mortgage investment conduits	$ 923	$ 6	$ -	$ 929
FHLMC mortgage-backed securities	116	1	-	117
FNMA mortgage-backed securities	193	4	-	197
Total	$ 1,232	$ 11	$ -	$ 1,243

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	13	14
Due after ten years	1,014	1,025
Total	$ 1,027	$ 1,039

Mortgage-backed securities held to maturity with an amortized cost of $756,000 and $931,000 and a fair value of $763,000 and $938,000 at September 30, 2007 and March 31, 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $140,000 and $143,000 and a fair value of $142,000 and $144,000 at September 30, 2007 and March 31, 2007, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.


Mortgage-backed securities available for sale consisted of the following (in thousands):

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 970	$ 12	$ (2)	$ 980
FHLMC mortgage-backed securities	4,976	-	(111)	4,865
FNMA mortgage-backed securities	97	1	-	98
Total	$ 6,043	$ 13	$ (113)	$ 5,943
March 31, 2007
Real estate mortgage investment conduits	$ 1,070	$ 15	$ (2)	$ 1,083
FHLMC mortgage-backed securities	5,592	-	(153)	5,439
FNMA mortgage-backed securities	116	2	-	118
Total	$ 6,778	$ 17	$ (155)	$ 6,640

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

September 30, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 70	$ 71
Due after one year through five years	-	-
Due after five years through ten years	5,405	5,293
Due after ten years	568	579
Total	$ 6,043	$ 5,943

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $6.0 million and $6.7 million and a fair value of $5.8 million and $6.5 million at September 30, 2007 and March 31, 2007, respectively, were pledged as collateral for FHLB advances.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2007 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Real estate mortgage investment conduits	$ -	$ -	$ 356	$ (2)	$ 356	$ (2)
FHLMC mortgage-backed securities	-	-	4,866	(111)	4,866	(111)
Total temporarily impaired securities	$ -	$ -	$ 5,222	$ (113)	$ 5,222	$ (113)

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Real estate mortgage investment conduits	$ -	$ -	$ 407	$ (2)	$ 407	$ (2)
FHLMC mortgage-backed securities	-	-	5,439	(153)	5,439	(153)
FNMA mortgage-backed securities	2	-	-	-	2	-
Total temporarily impaired securities	$ 2	$ -	$ 5,846	$ (155)	$ 5,848	$ (155)


The unrealized losses on the above mortgage-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that any of the securities are impaired due to reasons of credit quality or is related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the six-month periods ended September 30, 2007 and 2006.

7.    LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	September 30, 2007	March 31, 2007
Commercial and construction
Commercial	$ 90,515	$ 91,174
Other real estate mortgage	367,380	360,930
Real estate construction	162,429	166,073
Total commercial and construction	620,324	618,177

Consumer
Real estate one-to-four family	71,725	69,808
Other installment	4,432	3,619
Total consumer	76,157	73,427

Total loans	696,481	691,604

Less:
Allowance for loan losses	9,062	8,653
Loans receivable, net	$ 687,419	$ 682,951

Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of September 30, 2007 and March 31, 2007, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.    ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$ 8,728	$ 7,626	$ 8,653	$ 7,221
Provision for losses	400	600	450	950
Charge-offs	(69)	-	(74)	(3)
Recoveries	3	37	33	95
Total allowance for loan losses	$ 9,062	$ 8,263	$ 9,062	$ 8,263

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$ 382	$ 376	$ 380	$ 362
Net change in allowance for unfunded loan commitments	40	9	42	23
Ending balance	$ 422	$ 385	$ 422	$ 385

The allowance for unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The provision for unfunded commitments is charged to non-interest expense.


Loans on which the accrual of interest has been discontinued were $132,000 and $226,000 at September 30, 2007 and March 31, 2007, respectively. Interest income foregone on non-accrual loans was $9,000 and $62,000 during the six months ended September 30, 2007 and 2006, respectively.

At September 30, 2007 and March 31, 2007, the Company's recorded investment in certain loans that were considered to be impaired was $1.2 million and $426,000, respectively. At September 30, 2007, $198,000 of these impaired loans had a specific related valuation allowance of $25,000, while $993,000 did not require a specific valuation allowance. At March 31, 2007, $294,000 of these impaired loans had a specific valuation allowance of $30,000, while $132,000 did not require a specific valuation. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average investment in impaired loans was approximately $681,000 and $959,000 during the six months ended September 30, 2007 and the year ended March 31, 2007, respectively. The related amount of interest income recognized on loans that were impaired was approximately $49,000 and $44,000 and during the six months ended September 30, 2007 and 2006, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2007 and March 31, 2007.

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

10.   MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period, net	$ 347	$ 372	$ 351	$ 384
Additions	35	43	69	68
Amortization	(51)	(46)	(102)	(97)
Change in valuation allowance	1	(1)	14	13
Balance at end of period, net	$ 332	$ 368	$ 332	$ 368
Valuation allowance at beginning of period	$ 22	$ 46	$ 35	$ 60
Change in valuation allowance	(1)	1	(14)	(13)
Valuation allowance at end of period	$ 21	$ 47	$ 21	$ 47

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At September 30, 2007 and March 31, 2007, the fair value of MSRs totaled $1.0 million. The September 30, 2007 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association's standard prepayment values) that ranged from 124 to 528.

11.   CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $630,000 at September 30, 2007 and $711,000 at March 31, 2007. Amortization expense related to the core deposit intangible during the six months ended September 30, 2007 and 2006 totaled $80,000 and $96,000, respectively.


12.   BORROWINGS

Borrowings are summarized as follows (in thousands):

	At September 30, 2007	At March 31, 2007
Federal Home Loan Bank advances	$33,600	$35,050
Weighted average interest rate:	5.50%	5.66%

At September 30, 2007, all of the Company's FHLB advances were scheduled to mature during fiscal year 2008.

13.   JUNIOR SUBORDINATED DEBENTURES

At September 30, 2007, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at September 30, 2007, under the caption "junior subordinated debentures."  The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 and $217,000 at September 30, 2007 and 2006, respectively, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at September 30, 2007:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate at 9/30/07	Maturing Date
	(Dollars in thousands)

Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	7.05%	3/2036

Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
	Total	$22,681

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2)	The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.


14.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of the tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 at the beginning of fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company. At the date of adoption, the Company had unrecognized tax benefits related to its state filing positions of approximately $90,000 that, if recognized, would affect the Company's effective tax rate by approximately $65,000. The Company recorded an adjustment to retained earnings (net of federal benefits) for these uncertain tax positions totaling $65,000, inclusive of interest and penalties. The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2007, the Company had accrued approximately $11,000 of possible interest and penalties. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of September 30, 2007 no circumstances have changed that would result in a change to the FIN 48 analysis that was originally performed.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of September 30, 2007 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$ 51,396
Fixed-rate	22,415
Standby letters of credit	2,418
Undisbursed loan funds, and unused lines of credit	180,566
Total	$ 256,795

At September 30, 2007, the Company had firm commitments to sell $604,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.


Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At September 30, 2007, loans under warranty totaled $109.6 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At September 30, 2007, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future minimum operating lease commitments were as follows (in thousands):

	Within 1 year	1-3 Years	4-5 Years	After 5 Years	Total Balance
Certificates of deposit	$ 127,152	$ 43,845	$ 6,022	$ 2,435	$ 179,454
FHLB advances	33,600	-	-	-	33,600
Junior subordinated debentures	-	-	-	22,681	22,681
Operating leases	1,539	2,757	1,507	3,999	9,802
Total other contractual obligations	$ 162,291	$ 46,602	$ 7,529	$ 29,115	$ 245,537

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


Executive Overview

Financial Highlights. Net income for the three months ended September 30, 2007 was $2.4 million, or $0.22 per basic share ($0.22 per diluted share), compared to net income of $3.0 million, or $0.26 per basic share ($0.26 per diluted share) for the three months ended September 30, 2006. Net interest income after provision for loan losses decreased $233,000 for the three months ended September 30, 2007 compared to the same quarter last year. Non-interest income decreased to $2.2 million for the three months ended September 30, 2007 compared to $2.3 million for the same quarter last year. Non-interest expense increased by $559,000 for the quarter ended September 30, 2007 compared to the same quarter last year.

The annualized return on average assets was 1.19% for the three months ended September 30, 2007, compared to 1.45% for the three months ended September 30, 2006. For the same periods, the annualized return on average common equity was 9.98% compared to 12.22%, respectively. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 61.98% for the second quarter of fiscal 2008 compared to 54.31% for the same period last year.

Net income for the six months ended September 30, 2007 was $5.3 million, or $0.47 per basic share ($0.47 per diluted share), compared to net income of $5.6 million, or $0.50 per basic share ($0.49 per diluted share) for the six months ended September 30, 2006.

The annualized return on average assets was 1.29% for the six months ended September 30, 2007, compared to 1.41% for the six months ended September 30, 2006. For the same periods, the annualized return on average common equity was 10.58% compared to 11.70%, respectively. The Company's efficiency ratio, net of intangible amortization, was 61.15% for the six months ended September 30, 2007 compared to 57.21% for the same period last year.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial real estate, one- to four- family residential real estate, construction, commercial and consumer loans. Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.07% of the loan portfolio at September 30, 2007. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark County, three in the Portland metropolitan area and three lending centers.

In order to support the Company's strategy of growth without compromising local, personal service to customers and its commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in its infrastructure. The Company's non-interest expense reflects this investment and will remain relatively high as a percentage of its average assets for the foreseeable future as a result of the emphasis on growth and local, personal service. Controlling its non-interest expenses remains a high priority for the Company's management.

The Company continuously reviews new products and services to provide its customers more financial options. With the Company's emphasis on the growth of non-interest income and the control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. Emphasis on enhancing the Bank's cash management product is in process with the future hire of an experienced cash management team leader. The near future formation of a team consisting of this team leader and existing Bank employees is expected to lead to a more robust cash management product for the Bank's commercial customers. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company's online service has also enhanced the delivery of cash management services to commercial customers.


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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory and WaferTech, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

Loan Composition

The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial & Construction Total	Commercial	Other Real Estate Mortgage	Real Estate Construction
September 30, 2007		(In thousands)

Commercial	$ 90,515	$ 90,515	$ -	$ -
Commercial construction	47,829	-	-	47,829
Office buildings	77,126	-	77,126	-
Warehouse/industrial	34,892	-	34,892	-
Retail/shopping centers/strip malls	66,890	-	66,890	-
Assisted living facilities	11,044	-	11,044	-
Single purpose facilities	46,248	-	46,248	-
Land	104,134	-	104,134	-
Multi-family	27,046	-	27,046	-
One-to-four family	114,600	-	-	114,600
Total	$ 620,324	$ 90,515	$ 367,380	$ 162,429

	Commercial & Construction Total	Commercial	Other Real Estate Mortgage	Real Estate Construction
March 31, 2007		(In thousands)

Commercial	$ 91,174	$ 91,174	$ -	$ -
Commercial construction	56,226	-	-	56,226
Office buildings	62,310	-	62,310	-
Warehouse/industrial	40,238	-	40,238	-
Retail/shopping centers/strip malls	70,219	-	70,219	-
Assisted living facilities	11,381	-	11,381	-
Single purpose facilities	41,501	-	41,501	-
Land	103,240	-	103,240	-
Multi-family	32,041	-	32,041	-
One-to-four family	109,847	-	-	109,847
Total	$ 618,177	$ 91,174	$ 360,930	$ 166,073


Comparison of Financial Condition at September 30, 2007 and March 31, 2007

 At September 30, 2007, the Company had total assets of $820.7 million, compared with $820.3 million at March 31, 2007.

Cash, including interest-earning accounts, totaled $36.9 million at September 30, 2007, compared to $31.4 million at March 31, 2007. The $5.5 million increase was attributable to the maturity of investment securities and the issuance of junior subordinated debentures which were partially offset by an increase in loan production.

Loans held for sale totaled $604,000 at September 30, 2007. There were no loans held for sale at March 31, 2007. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $687.4 million at September 30, 2007, compared to $683.0 million at March 31, 2007, an increase of $4.5 million. Loans receivable increased $24.0 million, or 3.6%, during the quarter ended September 30, 2007 due to continued strong loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market area. The Company has no sub-prime residential real estate loans in portfolio.

Investment securities available for sale totaled $8.8 million at September 30, 2007, compared to $19.3 million at March 31, 2007. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available for sale totaled $5.9 million at September 30, 2007, compared to $6.6 million at March 31, 2007. The decrease is attributable to maturities and scheduled cash flows. The Company has no sub-prime mortgage-backed securities.

Goodwill was $25.6 million at September 30, 2007 and March 31, 2007. As of September 30, 2007, there have been no events or changes in circumstances that would indicate a potential impairment.

Deposits totaled $659.8 million at September 30, 2007, compared to $665.4 million at March 31, 2007. At September 30, 2007, the balance of interest checking accounts had decreased $12.1 million to $132.3 million from $144.5 million at March 31, 2007. Money market deposit accounts totaled $235.1 million at September 30, 2007, compared to $205.0 million at March 31, 2007. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts.

Junior subordinated debentures totaled $22.7 million at September 30, 2007 and $7.2 million at March 31, 2007. The $15.5 million increase was the result of the issuance of additional trust preferred securities in June 2007.

Shareholders' Equity and Capital Resources

Shareholders' equity decreased $7.6 million to $92.6 million at September 30, 2007 from $100.2 million at March 31, 2007. The decrease in equity from cash dividends declared to shareholders of $2.4 million and stock repurchases of $11.2 million were partially offset by earnings of $5.3 million for the six months ended September 30, 2007. Exercise of stock options, earned ESOP shares, FIN 48 adjustments and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $769,000 net increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of September 30, 2007.


As of September 30, 2007, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital categorization.The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September30, 2007
Total Capital:
(To Risk-Weighted Assets)	$ 83,846	11.37%	$ 58,983	8.0%	$ 73,729	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	74,809	10.15	29,492	4.0	44,238	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	74,809	9.59	23,399	3.0	38,998	5.0
Tangible Capital:
(To Tangible Assets)	74,809	9.59	11,700	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital:
(To Risk-Weighted Assets)	$ 84,363	11.38%	$ 59,310	8.0%	$ 74,137	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	75,740	10.22	29,655	4.0	44,482	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	75,740	9.60	23,662	3.0	39,436	5.0
Tangible Capital:
(To Tangible Assets)	75,740	9.60	11,831	1.5	N/A	N/A

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2007, cash totaled $36.9 million, or 4.5% of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2007, the Bank had $33.6 million in outstanding advances from the FHLB of Seattle under an available credit facility of $244.5 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank at September 30, 2007. The Bank had no borrowings outstanding under this credit arrangement at September 30, 2007.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.


Asset Quality

 The allowance for loan losses was $9.1 million at September 30, 2007 and $8.7 million at March 31, 2007, respectively. Management believes the allowance for loan losses at September 30, 2007 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current economic conditions, industry trends and data, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $206,000 or 0.03% of total assets at September 30, 2007, compared with $226,000 or 0.03% of total assets at March 31, 2007. The $132,000 balance of nonaccrual loans is comprised of one commercial real estate loan. The $74,000 balance of real estate owned is comprised of one land loan. The following table sets forth information regarding the Company's non-performing assets.

	September 30, 2007	March 31, 2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Other real estate mortgage	$ 132	$ 226
Commercial	-	-
Total	132	226

Accruing loans which are contractually past due 90 days or more	-	-

Total of nonaccrual and 90 days past due loans	132	226

Real estate owned (net)	74	-

Total non-performing assets	$ 206	$ 226

Total loans delinquent 90 days or more to net loans	0.02%	0.03%

Total loans delinquent 90 days or more to total assets	0.02%	0.03%

Total non-performing assets to total assets	0.03%	0.03%

As of September 30, 2007 and March 31, 2007, other loans of concern totaled $4.4 million and $3.9 million, respectively. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.


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

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

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

Net interest income for the three months ended September 30, 2007 was $8.7 million, representing a decrease of $433,000, or 4.7%, from $9.1 million during the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.73% for the three months ended September 30, 2007, compared to 119.63% in the same prior year period which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits. The net interest margin for the quarter ended September 30, 2007 was 4.72%, compared to 4.97% for the quarter ended September 30, 2006. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts. The Company's balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive. In a decreasing interest rate environment the Company requires time to recover the decline in the net interest rate margin. The Company's interest-earning asset's interest rates reprice down faster than interest rates on our interest-bearing liabilities. As a result of the Federal Reserve's 50 basis points reduction in short term fed funds rate on September 18, 2007, approximately 40% of the Company's loans immediately repriced down 50 basis points. The Company immediately reduced the interest rate paid on certain interest-bearing deposits. Further reductions will be reflected in our future deposit offering rates. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income . Interest income remained stable at $15.3 million for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Interest income on loans receivable and investment securities decreased for the three months ended September 30, 2007 compared to the same prior year period due to the decrease in loan balances and the maturity and scheduled cash flows of investment securities. These decreases were offset by an increase in interest income from interest-earning cash accounts primarily held at the FHLB of Seattle. The yield on interest-earning assets was 8.31% for the three months ended September 30, 2007, compared to 8.32% for the same three months ended September 30, 2006.

Interest Expense. Interest expense increased $445,000 to $6.6 million for the three months ended September 30, 2007, or 7.2%, compared to $6.2 million for the same prior year period. For the same periods, average interest-bearing liabilities were $621.7 million and $610.4 million, respectively. Much of this growth was in the higher yielding money market deposit accounts whose average balance increased 71.0% for the three months ended September 30, 2007 compared to same prior year period. This growth was partially offset by the 60.8% decrease in other interest-bearing liabilities due to the pay down of our line of credit with FHLB. The increase in interest expense was also attributable to the higher rates of interest paid on deposits and other interest-bearing liabilities. The weighted average interest rate on total deposits increased to 4.09% for the three months ended September 30, 2007 from 3.76% for the same period in the prior year. The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 6.45% for the three months ended September 30, 2007 from 5.46% for the same period in the prior year.


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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$571,750	$ 12,453	8.64%	$583,779	$ 12,709	8.64%
Non-mortgage loans	101,304	2,178	8.53	99,599	2,125	8.46
Total net loans (1)	673,054	14,631	8.62	683,378	14,834	8.61

Mortgage-backed securities (2)	7,313	85	4.61	9,352	109	4.62
Investment securities (2)(3)	12,940	197	6.04	23,009	284	4.90
Daily interest-bearing assets	30,538	397	5.16	7,002	92	5.21
Other earning assets (4)	8,031	23	1.14	7,567	4	0.21
Total interest-earning assets	731,876	15,333	8.31	730,308	15,323	8.32

Non-interest-earning assets:
Office properties and equipment, net	20,997			19,486
Other non-interest-earning assets	58,643			61,498
Total assets	$811,516			$811,292

Interest-bearing liabilities:
Regular savings accounts	$ 27,738	38	0.55	$ 34,242	47	0.55
Interest checking accounts	137,678	1,148	3.31	148,320	1,221	3.27
Money market deposit accounts	242,822	2,741	4.48	141,966	1,524	4.26
Certificates of deposit	177,286	2,106	4.71	193,854	2,116	4.33
Total interest-bearing deposits	585,524	6,033	4.09	518,382	4,908	3.76

Other interest-bearing liabilities	36,130	587	6.45	92,065	1,267	5.46
Total interest-bearing liabilities	621,654	6,620	4.22	610,447	6,175	4.01

Non-interest-bearing liabilities:
Non-interest-bearing deposits	85,092			96,736
Other liabilities	8,206			7,548
Total liabilities	714,952			714,731
Shareholders' equity	96,564			96,561
Total liabilities and shareholders' equity	$811,516			$811,292
Net interest income (5)		$ 8,713			$ 9,148
Interest rate spread			4.09%			4.31%
Net interest margin			4.72%			4.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.73%			119.63%
Tax equivalent adjustment (3)		$ 19			$ 21

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax-equivalent basis under a tax rate of 34%.
(4)	In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume after having operated under a regulatory directive since May 2005.
(5)

	Three Months Ended September 30,
	2007	2006
Net interest income as reported	$ 8,694	$ 9,127
Tax equivalent effect	19	21
Net interest income on a fully Tax equivalent basis	$ 8,713	$ 9,148


The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage Loans	$ (256)	$ -	$ (256)
Non-mortgage loans	35	18	53
Mortgage-backed securities	(24)	-	(24)
Investment securities (1)	(143)	56	(87)
Daily interest-bearing	306	(1)	305
Other earning assets	-	19	19
Total interest income	(82)	92	10

Interest Expense:
Regular savings accounts	(9)	-	(9)
Interest checking accounts	(88)	15	(73)
Money market deposit accounts	1,135	83	1,218
Certificates of deposit	(189)	178	(11)
Other interest-bearing liabilities	(879)	199	(680)
Total interest expense	(30)	475	445
Net interest income (1)	$ (52)	$ (383)	$ (435)
(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2007 was $400,000, compared to $600,000 for the same period in the prior year. Net charge-offs for the current period were $66,000, compared to $37,000 net recoveries for the same period last year. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.36% at September 30, 2007, compared to 1.24% at September 30, 2006. Annualized net charge-offs to average net loans for the three-month period ended September 30, 2007 was 0.04%, compared to annualized net recoveries of 0.02% for the same period in the prior year. During the quarter ended September 30, 2007, management evaluated known and inherent risks in the loan portfolio and based on this analysis no changes were made in the estimation, assumptions and allocation of the allowance for loan losses. Management considers the allowance for loan losses at September 30, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income decreased $75,000 to $2.2 million for the quarter ended September 30, 2007 compared to $2.3 million for the quarter ended September 30, 2006. Decreases in mortgage broker loan fees that are reported in fees and service charges, gain on sale of loans held for sale, loan servicing income and gain on sale of credit card portfolio offset the increases in asset management fees and bank owned life insurance. For the three months ended September 30, 2007 broker loan fees decreased by $79,000 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased to $6.8 million for the quarter ended September 30, 2007 compared to $6.3 million for the same prior year period. The principal component of the Company's non-interest expense is salaries and employee benefits. Salaries and employee benefits increased $376,000 to $3.9 million for the three months ended September 30, 2007 compared to $3.5 million for the three months ended September 30, 2006. The majority of the increase is a result of the expansion of our lending team, the opening of a new branch and the increasing costs of employee benefits. Full-time equivalent employees increased to 260 at September 30, 2007 from 256 at September 30, 2006.


Provision for Income Taxes. Provision for income taxes was $1.2 million for the three months ended September 30, 2007, compared to $1.6 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 33.9% compared to 34.6% for the three months ended September 30, 2006. The 0.7% decrease in the effective tax rate for the three months ended September 30, 2007 is primarily attributable to the impact of the ESOP market value adjustment. The Company's overall effective tax rate at September 30, 2007 and 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Six Months Ended September 30, 2007 and 2006

Net Interest Income. Net interest income for the six months ended September 30, 2007 was $17.5 million, representing a decrease of $618,000, or 3.4%, compared to $18.1 million for the same prior year period. This decline reflected a 4.8% increase in the average balance of interest-bearing liabilities (an increase in both interest checking and money market deposit accounts) to $621.3 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.98% in the six-month period ended September 30, 2007 from 120.03% in the same prior year period. The ratio indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.

Interest Income. Interest income totaled $30.7 million and $29.5 million, for the six months ended September 30, 2007 and 2006, respectively. The increased interest income of $1.2 million reflects the 3.0% increase in the average balance of interest earning assets for the current six month period compared to the same period in the prior year, which was attributable to increased loan originations and interest-earning cash accounts. The yield on interest-earning assets was 8.37% for the six months ended September 30, 2007 compared to 8.28% for the six months ended September 30, 2006.

Interest Expense. Interest expense was $13.2 million for the six months ended September 30, 2007 an increase of 16.3% from $11.4 million for the same period in the prior year. The increase in interest expense reflects the higher market rates of interest paid on deposits and FHLB borrowings and the increased balance of interest-bearing liabilities when comparing average balances at September 30, 2007 and September 30, 2006. Average interest-bearing liabilities increased $28.6 million to $621.3 million for the six months ended September 30, 2007 from $592.7 million for the same prior year period. The weighted average interest rate on total deposits increased to 4.13% for the six months ended September 30, 2007 from 3.58% for the same period in the prior year. The weighted average interest rate of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 6.38% for the six months ended September 30, 2007 from 5.32% for same period in the prior year.


	Six Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$577,300	$25,158	8.69%	$568,206	$24,505	8.60%
Non-mortgage loans	101,346	4,353	8.57	97,023	4,098	8.42
Total net loans (1)	678,646	29,511	8.67	665,229	28,603	8.58

Mortgage-backed securities (2)	7,547	176	4.65	9,640	223	4.61
Investment securities (2)(3)	14,884	427	5.72	23,413	569	4.85
Daily interest-bearing assets	24,094	625	5.17	5,523	141	5.09
Other earning assets (4)	7,828	38	0.97	7,567	7	0.18
Total interest-earning assets	732,999	30,777	8.37	711,372	29,543	8.28

Non-interest-earning assets:
Office properties and equipment, net	21,124			19,328
Other non-interest-earning assets	59,855			61,777
Total assets	$813,978			$792,477

Interest-bearing liabilities:
Regular savings accounts	$ 27,987	77	0.55	$ 35,283	97	0.55
Interest checking accounts	141,910	2,380	3.35	137,809	2,105	3.05
Money market deposit accounts	231,752	5,284	4.55	137,948	2,781	4.02
Certificates of deposit	188,590	4,482	4.74	198,041	4,147	4.18
Total deposits	590,239	12,223	4.13	509,081	9,130	3.58

Other interest-bearing liabilities	31,056	993	6.38	83,598	2,230	5.32
Total interest-bearing liabilities	621,295	13,216	4.24	592,679	11,360	3.82

Non-interest-bearing liabilities:
Non-interest-bearing deposits	84,513			95,602
Other liabilities	8,871			8,701
Total liabilities	714,679			696,982
Shareholders' equity	99,299			95,495
Total liabilities and shareholders' equity	$813,978			$792,477
Net interest income		$ 17,561			$ 18,183
Interest rate spread			4.13%			4.46%
Net interest margin			4.78%			5.10%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.98%			120.03%
Tax equivalent adjustment (3)		$ 39			$ 43

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders' equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax-equivalent basis under a tax rate of 34%.
(4)	In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume after having operated under a regulatory directive since May 2005.
(5)
	Six Months Ended September 30,
	2007	2006
Net interest income as reported	$ 17,522	$ 18,140
Tax equivalent effect	39	43
Net interest income on a fully Tax equivalent basis	$ 17,561	$ 18,183


The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended September 30, 2007 compared to the six months ended September 30, 2006. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change

	Six Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage Loans	$ 395	$ 258	$ 653
Non-mortgage loans	182	73	255
Mortgage-backed securities	(49)	2	(47)
Investment securities (1)	(232)	90	(142)
Daily interest-bearing	482	2	484
Other earning assets	-	31	31
Total interest income	778	456	1,234

Interest Expense:
Regular savings accounts	(20)	-	(20)
Interest checking accounts	64	211	275
Money market deposit accounts	2,096	407	2,503
Certificates of deposit	(204)	539	335
Other interest-bearing liabilities	(1,614)	377	(1,237)
Total interest expense	322	1,534	1,856
Net interest income (1)	$ 456	$ (1,078)	$ (622)
(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the six months ended September 30, 2007 was $450,000, compared to $950,000 for the same period in the prior year. Net charge-offs for the six months ended September 30, 2007 were $41,000, compared to $92,000 net recoveries for the same period of last year. The ratio of allowance for loan losses to total net loans increased to 1.30% at September 30, 2007, compared to 1.18% at September 30, 2006. Annualized net charge-offs to average net loans for the six-month period ended September 30, 2007 was 0.01%, compared to annualized net recoveries of 0.03% for the same period in the prior year. During the six months ended September 30, 2007, management evaluated known and inherent risks in the loan portfolio and based on this analysis changes were made in the estimation, assumptions and allocation of the allowance for loan losses. The national and local economy housing market continues to be experiencing a slow down in housing sales which is impacting land developers' ability to sell their products. The estimated loan loss rate was increased by 0.25% to 1.50% for the loans consisting of land and lots for development and builder lot loans. Management considers the allowance for loan losses at September 30, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income increased $112,000 or 2.5%, to $4.5 million for the six months ended September 30, 2007 from $4.4 million for the six months ended September 30, 2006. Asset management fees from fiduciary services increased by $170,000 to $1.1 million for the six months ended September 30, 2007, compared to $891,000 for the six months ended September 30, 2006. RAM Corp. had $302.9 million in assets under management at September 30, 2007 compared to $276.3 million at September 30, 2006.

Non-Interest Expense. Non-interest expense increased $571,000, or 4.4%, to $13.6 million for the six months ended September 30, 2007, compared to $13.0 million for the same period last year. The principal component of the Company's non-interest expense is salaries and employee benefits. Salaries and employee benefits increased $509,000 to $7.9 million for the six months ended September 30, 2007 compared to $7.4 million for the same period in the prior year. The majority of the increase is a result of the expansion of our lending team, opening a new branch and the increasing costs of employee benefits. Full-time equivalent employees increased to 260 at September 30, 2007 from 256 at September 30, 2006.

Occupancy and depreciation expense totaled $2.5 million for the six months ended September 30, 2007, compared to $2.2 million for the same period in prior year. This increase is the result of increases in rent and related costs at several banking facilities, increased software depreciation expense and the opening of the Gateway branch in November 2006.


Data processing expense was $376,000 for the six months ended September 30, 2007 compared to the $557,000 for the six months ended September 30, 2006. The $181,000 decrease reflects the savings attributable to the April 2006 change in the service bureau that performs the Bank's core computer system processing.

Provision for Income Taxes. Provision for income taxes was $2.7 million for the six months ended September 30, 2007, compared to $3.0 million for the six months ended September 30, 2006 as a result of the decrease in income before taxes. The effective tax rate for the six months ended September 30, 2007 was 34.0% compared to 34.5% for the six months ended September 30, 2006. The 0.5% decrease in the effective tax rate for the six months ended September 30, 2007 is primarily attributable to the impact of the ESOP market value adjustment. The Company's overall effective tax rate at September 30, 2007 takes into account Oregon apportionment factors for property, payroll and sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's Asset Liability Committee is responsible for implementing the interest rate risk policy which sets forth limits established by the Board of acceptable changes in net interest income and the portfolio value from specified changes in interest rates. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts. The Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and the Company's current operating results, liquidity, capital and interest rate exposure. In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analyses to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios. Based on these reviews, the Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in its business plan without exceeding limits set forth in the Company's interest rate risk policy for losses in net interest income and net portfolio value.

There has not been any material change in the market risk disclosures contained in the 2007 Form 10-K.

Item 4. Controls and Procedures

 An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2007 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended September 30, 2007, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.

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

Item 1A. Risk Factors

        There have been no material changes to the risk factors previously disclosed in the 2007 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table summarizes the Company's share repurchases for the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)(2)
July 1 - July 31, 2007	345,000	$ 14.36	345,000	490,000
August 1 - August 31, 2007	200,000	14.79	200,000	290,000
September 1 - September 30, 2007	65,000	15.11	65,000	225,000
Total	610,000		610,000

(1)	On March 22, 2007 and June 21, 2007 the Company announced stock repurchase programs for up to 250,000 and 750,000 shares of its outstanding common stock, respectively, representing approximately 9% of outstanding shares. The remaining shares authorized for repurchase under the March 2007 plan were completed during July 2007
(2)	In October 2007, the Company repurchased 80,000 shares of its common stock under the outstanding common stock repurchase plan.

Item 3. Defaults Upon Senior Securities

                Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on July 18, 2007. The following is a brief description and vote count of the proposed voted upon at the annual meeting.

Proposal - Election of directors. Votes were as follows:

Nominee	Votes For	Votes Withheld
Paul L. Runyan (2010)	8,905,941	237,582
Ronald A. Wysaske (2010)	8,905,841	237,682
Michael D. Allen(2010)	8,905,941	237,582
Jerry C. Olsen (2009)	8,905,941	237,582

The following are the names of the directors (and remaining term) whose term in office continued after the annual meeting: Patrick Sheaffer (2008); Edward R. Geiger (2008); Robert K Leick (2009); and Gary R. Douglass (2009).

Item 5. Other Information

        Not applicable


Item 6. Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
10.2	Form of Change in Control Agreement between the Bank and Ronald I. Dobyns (3)
10.3	Employee Severance Compensation Plan (4)
10.4	Employee Stock Ownership Plan (5)
10.5	Management Recognition and Development Plan (6)
10.6	1998 Stock Option Plan (6)
10.7	1993 Stock Option and Incentive Plan (6)
10.8	2003 Stock Option Plan (7)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on From 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(7)	Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board Chief Executive Officer (Principal Executive Officer)	By: /S/ Ron Dobyns Ron Dobyns Senior Vice President (Chief Financial and Accounting Officer)
Date: November 5, 2007	Date: November 5, 2007


EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 31.1
 Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: November 5. 2007	/S/ Patrick Sheaffer Patrick Sheaffer Chairman and Chief Executive Officer


Exhibit 31.2
 Section 302 Certification

I, Ron Dobyns, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: November 5. 2007	/S/ Ron Dobyns Ron Dobyns Chief Financial Officer


Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 that:

1.	the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
2.	the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.'s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

/S/ Patrick Sheaffer Patrick Sheaffer Chief Executive Officer	/S/ Ron Dobyns Ron Dobyns Chief Financial Officer

Dated: November 5, 2007	Dated: November 5, 2007