Form 10-Q
period 2007-12-31
RIVERVIEW BANCORP INC
filed 2008-02-08
CIK 1041368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-22957

RIVERVIEW BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Washington Street, Suite 900, Vancouver, Washington	98660
(Address of principal executive offices)	( Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer	( )	Accelerated filer	(X)	Non-accelerated filer	( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 10,911,773 shares outstanding as of February 1, 2008.


Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007	1

	Consolidated Statements of Income Three Months and Nine Months Ended December 31, 2007 and 2006	2

	Consolidated Statements of Shareholders' Equity Year Ended March 31, 2007 and Nine Months Ended December 31, 2007	3

	Consolidated Statements of Cash Flows Nine Months Ended December 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5-13

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-25

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4:	Controls and Procedures	25

Part II.	Other Information	26-27

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		28
Certifications	Exhibit 31.1 Exhibit 31.2 Exhibit 32


Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND MARCH 31, 2007

(In thousands, except share and per share data) (Unaudited)	DECEMBER 31, 2007	MARCH 31, 2007
ASSETS
Cash (including interest-earning accounts of $14,415 and $7,818)	$ 32,998	$ 31,423
Loans held for sale	395	-
Investment securities available for sale, at fair value (amortized cost of $7,826 and $19,258)	7,762	19,267
Mortgage-backed securities held to maturity, at amortized cost (fair value of $956 and $1,243)	950	1,232
Mortgage-backed securities available for sale, at fair value (amortized cost of $5,701 and $6,778)	5,676	6,640
Loans receivable (net of allowance for loan losses of $9,505 and $8,653)	715,836	682,951
Real estate owned	74	-
Prepaid expenses and other assets	3,513	1,905
Accrued interest receivable	3,740	3,822
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	21,109	21,402
Deferred income taxes, net	4,065	4,108
Mortgage servicing intangible, net	331	351
Goodwill	25,572	25,572
Core deposit intangible, net	593	711
Bank owned life insurance	14,033	13,614
TOTAL ASSETS	$ 843,997	$ 820,348

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposit accounts	$ 622,610	$ 665,405
Accrued expenses and other liabilities	9,483	9,349
Advanced payments by borrowers for taxes and insurance	166	397
Federal Home Loan Bank advances	94,000	35,050
Junior subordinated debentures	22,681	7,217
Capital lease obligations	2,695	2,721
Total liabilities	751,635	720,139

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized, issued and outstanding:
December 31, 2007 - 10,911,773 issued and outstanding	109	117
March 31, 2007 - 11,707,980 issued and outstanding
Additional paid-in capital	46,676	58,438
Retained earnings	46,667	42,848
Unearned shares issued to employee stock ownership trust	(1,031)	(1,108)
Accumulated other comprehensive loss	(59)	(86)
Total shareholders' equity	92,362	100,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 843,997	$ 820,348

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans receivable	$ 14,950	$ 15,617	$ 44,461	$ 44,220
Interest on investment securities - taxable	91	217	403	659
Interest on investment securities - non-taxable	35	41	111	125
Interest on mortgage-backed securities	78	102	254	325
Other interest and dividends	182	101	845	249
Total interest income	15,336	16,078	46,074	45,578

INTEREST EXPENSE:
Interest on deposits	5,340	5,548	17,563	14,678
Interest on borrowings	1,138	1,212	2,131	3,442
Total interest expense	6,478	6,760	19,694	18,120
Net interest income	8,858	9,318	26,380	27,458
Less provision for loan losses	650	375	1,100	1,325
Net interest income after provision for loan losses	8,208	8,943	25,280	26,133

NON-INTEREST INCOME:
Fees and service charges	1,269	1,535	4,078	4,315
Asset management fees	545	504	1,606	1,395
Gain on sale of loans held for sale	93	150	276	333
Loan servicing income	44	44	110	125
Gain on sale of credit card portfolio	-	-	-	133
Bank owned life insurance	140	133	419	390
Other	59	44	179	125
Total non-interest income	2,150	2,410	6,668	6,816

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,245	3,688	12,121	11,055
Occupancy and depreciation	1,304	1,185	3,850	3,394
Data processing	224	220	600	777
Amortization of core deposit intangible	38	44	118	140
Advertising and marketing expense	217	269	869	927
Federal Deposit Insurance Corporation insurance premium	20	18	58	55
State and local taxes	182	166	531	454
Telecommunications	96	115	292	328
Professional fees	216	199	611	575
Other	469	557	1,573	1,797
Total non-interest expense	7,011	6,461	20,623	19,502

INCOME BEFORE INCOME TAXES	3,347	4,892	11,325	13,447
PROVISION FOR INCOME TAXES	1,134	1,654	3,843	4,605
NET INCOME	$ 2,213	$ 3,238	$ 7,482	$ 8,842

Earnings per common share:
Basic	$ 0.21	$ 0.29	$ 0.68	$ 0.78
Diluted	0.21	0.28	0.67	0.77
Weighted average number of shares outstanding:
Basic	10,684,780	11,313,623	10,992,242	11,291,175
Diluted	10,773,107	11,522,519	11,106,944	11,478,306
Cash Dividends Per Share	$ 0.11	$ 0.10	$ 0.33	$ 0.30

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2007
AND THE NINE MONTHS ENDED DECEMBER 31, 2007

	Common Stock		Additional		Unearned Shares Issued to Employee Stock	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Ownership Trust	Comprehensive Loss	Total
Balance April 1, 2006	11,545,372	$ 57	$ 57,316	$ 35,776	$ (1,186)	$ (276)	$ 91,687
Stock split	-	58	-	(58)	-	-	-
Cash dividends ($0.395 per share)	-	-	-	(4,476)	-	-	(4,476)
Exercise of stock options	212,054	2	878	-	-	-	880
Stock repurchased and retired	(49,446)	-	-	-	-	-	-
Earned Employee Stock Ownership Plan ("ESOP") shares	-	-	196	-	78	-	274
Tax benefit, stock option	-	-	48	-	-	-	48
	11,707,980	117	58,438	31,242	(1,108)	(276)	88,413

Comprehensive income:
Net income	-	-	-	11,606	-	-	11,606
Other comprehensive income:
Unrealized holding gain on securities of $190 (net of $99 tax effect)	-	-	-	-	-	190	190

Total comprehensive income	-	-	-	-	-	-	11,796
Balance March 31, 2007	11,707,980	117	58,438	42,848	(1,108)	(86)	100,209

Cash dividends ($0.33 per share)	-	-	-	(3,598)	-	-	(3,598)
Exercise of stock options	78,793	1	693	-	-	-	694
Stock repurchased and retired	(875,000)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition amount	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	179	-	77	-	256
	10,911,773	109	46,676	39,185	(1,031)	(86)	84,853

Comprehensive income:
Net income	-	-	-	7,482	-	-	7,482
Other comprehensive income:

Unrealized holding gain on securities of $27 (net of $14 tax effect)	-	-	-	-	-	27	27

Total comprehensive income	-	-	-	-	-	-	7,509
Balance December 31, 2007	10,911,773	$ 109	$ 46,676	$ 46,667	$ (1,031)	$ (59)	$ 92,362

See notes to consolidated financial statements.


RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 and 2006
(In thousands) (Unaudited)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,482	$ 8,842
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,630	1,676
Mortgage servicing rights valuation adjustment	(27)	(25)
Provision for loan losses	1,100	1,325
Noncash expense related to ESOP	256	173
Decrease in deferred loan origination fees, net of amortization	(3,543)	(177)
Origination of loans held for sale	(11,909)	(13,168)
Proceeds from sales of loans held for sale	11,559	13,292
Excess tax benefit from stock based compensation	(8)	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(271)	(325)
Income from bank owned life insurance	(419)	(390)
Increase in prepaid expenses and other assets	(1,135)	(126)
Decrease (increase) in accrued interest receivable	82	(1,074)
Decrease (increase) in accrued expenses and other liabilities	(511)	918
Net cash provided by operating activities	4,286	10,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(30,360)	(75,208)
Proceeds from call, maturity, or sale of investment securities available for sale	11,360	3,450
Principal repayments on investment securities available for sale	75	75
Principal repayments on mortgage-backed securities available for sale	1,078	1,295
Principal repayments on mortgage-backed securities held to maturity	282	457
Purchase of premises and equipment and capitalized software	(1,003)	(3,734)
Proceeds from sale of real estate owned and premises and equipment	2	2
Net cash used in investing activities	(18,566)	(73,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(42,795)	44,233
Dividends paid	(3,566)	(3,154)
Repurchase of common stock	(12,643)	-
Proceeds from borrowings	235,250	386,500
Repayment of borrowings	(176,300)	(366,000)
Proceeds from issuance of subordinated debentures	15,464	-
Principal payments under capital lease obligation	(26)	(24)
Net decrease in advance payments by borrowers	(231)	(234)
Excess tax benefit from stock based compensation	8	-
Proceeds from exercise of stock options	694	451
Net cash provided by financing activities	15,855	61,772
NET INCREASE (DECREASE) IN CASH	1,575	(950)
CASH, BEGINNING OF PERIOD	31,423	31,346
CASH, END OF PERIOD	$ 32,998	$ 30,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 19,427	$ 17,573
Income taxes	3,729	5,061

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared and accrued in other liabilities	1,176	1,129
Fair value adjustment to securities available for sale	41	253
Income tax effect related to fair value adjustment	(14)	(86)
Premises and equipment purchases included in accounts payable	212	-
Additions to real estate owned	74	-

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2007 ("2007 Form 10-K"). The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.   PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of Riverview Bancorp, Inc. ("Bancorp" or the "Company"); its wholly-owned subsidiary, Riverview Community Bank ("Bank"); the Bank's wholly-owned subsidiary, Riverview Services, Inc.; and the Bank's majority-owned subsidiary, Riverview Asset Management Corp. ("RAM Corp.") All intercompany transactions and balances have been eliminated in consolidation.

3.   STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 714,150 shares of its common stock to officers, directors and employees. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company's stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years. At December 31, 2007, there were options for 31,562 shares available for future grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company's stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At December 31, 2007, there were options for 152,154 shares available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2007		Year Ended March 31, 2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	526,192	$ 10.41	755,846	$ 9.68
Grants	15,000	14.49	-	-
Options exercised	(93,620)	7.70	(212,054)	7.79
Forfeited	(7,600)	12.01	(17,600)	10.65
Balance, end of period	439,972	$ 11.09	526,192	$ 10.41


The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2007		Year Ended March 31, 2007
Intrinsic value of options exercised in the period		$ 606,673		$ 1,722,591
Stock options fully vested and expected to vest:
Number	437,822		523,052
Weighted average exercise price		$ 11.09		$ 10.41
Aggregate intrinsic value		$ 202,749		$ 2,892,379
Weighted average contractual term of options		6.91 years		7.07 years
Stock options vested and currently exercisable:
Number	416,372		493,192
Weighted average exercise price		$11.01		$10.43
Aggregate intrinsic value		$ 223,529		$ 2,717,710
Weighted average contractual term of options		6.57 years		6.65 years

Stock-based compensation expense related to stock options for the nine months ended December 31, 2007 and 2006 was approximately $26,000 and $30,000, respectively. As of December 31, 2007, there was approximately $37,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment," ("SFAS 123R"). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. During the nine months ended December 31, 2007, the Company granted 15,000 stock options. No options were granted during the nine months ended December 31, 2006. The weighted average fair value of stock options granted during the nine months ended December 31, 2007 was $2.31 per option.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Basic EPS computation:
Numerator-net income	$ 2,213,000	$ 3,238,000	$ 7,482,000	$ 8,842,000
Denominator-weighted average common shares outstanding	10,684,780	11,313,623	10,992,242	11,291,175
Basic EPS	$ 0.21	$ 0.29	$ 0.68	$ 0.78
Diluted EPS computation:
Numerator-net income	$ 2,213,000	$ 3,238,000	$ 7,482,000	$ 8,842,000
Denominator-weighted average common shares outstanding	10,684,780	11,313,623	10,992,242	11,291,175
Effect of dilutive stock options	88,327	208,896	114,702	187,131
Weighted average common shares and common stock equivalents	10,773,107	11,522,519	11,106,944	11,478,306
Diluted EPS	$ 0.21	$ 0.28	$ 0.67	$ 0.77


5.   INVESTMENT SECURITIES

 The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
Trust preferred	$ 5,000	$ -	$ (100)	$ 4,900
Municipal bonds	2,826	36	-	2,862
Total	$ 7,826	$ 36	$ (100)	$ 7,762

March 31, 2007
Trust preferred	$ 5,000	$ 19	$ -	$ 5,019
Agency securities	10,784	-	(44)	10,740
Municipal bonds	3,474	34	-	3,508
Total	$ 19,258	$ 53	$ (44)	$ 19,267

The contractual maturities of investment securities available for sale are as follows (in thousands):

December 31, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 485	$ 491
Due after one year through five years	530	541
Due after five years through ten years	619	638
Due after ten years	6,192	6,092
Total	$ 7,826	$ 7,762

Investment securities with an amortized cost of $5.8 million and a fair value of $5.8 million at March 31, 2007 were pledged as collateral for advances at the Federal Home Loan Bank ("FHLB") of Seattle. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at both December 31, 2007 and March 31, 2007, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $485,000 and $490,000 and a fair value of $490,000 and $495,000 at December 31, 2007 and March 31, 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value of $5.0 million at March 31, 2007 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank of San Francisco.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2007 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Trust preferred	$ 4,900	$ (100)	$ -	$ -	$ 4,900	$ (100)

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

The unrealized losses on the above investment securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these investment securities to recover as the investment securities approach their maturity dates or sooner if market yields for such investment securities decline. The Company does not believe that any of the investment securities are impaired due to reasons of credit quality or are related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company realized no gains or losses on sales of investment securities available for sale for the nine-month periods ended December 31, 2007 and 2006.


6.   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 677	$ 1	$ -	$ 678
FHLMC mortgage-backed securities	106	2	-	108
FNMA mortgage-backed securities	167	3	-	170
Total	$ 950	$ 6	$ -	$ 956
March 31, 2007
Real estate mortgage investment conduits	$ 923	$ 6	$ -	$ 929
FHLMC mortgage-backed securities	116	1	-	117
FNMA mortgage-backed securities	193	4	-	197
Total	$ 1,232	$ 11	$ -	$ 1,243

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	13	14
Due after ten years	937	942
Total	$ 950	$ 956

Mortgage-backed securities held to maturity with an amortized cost of $684,000 and $931,000 and a fair value of $686,000 and $938,000 at December 31, 2007 and March 31, 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $139,000 and $143,000 and a fair value of $141,000 and $144,000 at December 31, 2007 and March 31, 2007, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 921	$ 14	$ -	$ 935
FHLMC mortgage-backed securities	4,688	-	(40)	4,648
FNMA mortgage-backed securities	92	1	-	93
Total	$ 5,701	$ 15	$ (40)	$ 5,676
March 31, 2007
Real estate mortgage investment conduits	$ 1,070	$ 15	$ (2)	$ 1,083
FHLMC mortgage-backed securities	5,592	-	(153)	5,439
FNMA mortgage-backed securities	116	2	-	118
Total	$ 6,778	$ 17	$ (155)	$ 6,640

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

December 31, 2007	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 64	$ 64
Due after one year through five years	-	-
Due after five years through ten years	5,090	5,052
Due after ten years	547	560
Total	$ 5,701	$ 5,676

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.


Mortgage-backed securities available for sale with an amortized cost of $5.6 million and $6.7 million and a fair value of $5.6 million and $6.5 million at December 31, 2007 and March 31, 2007, respectively, were pledged as collateral for FHLB advances

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2007 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLMC mortgage-backed securities	$ -	$ -	$ 4,648	$ (40)	$ 4,648	$ (40)

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

The unrealized losses on the above mortgage-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that any of the securities are impaired due to reasons of credit quality or are related to any company or industry specific event. Based on management's evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the nine-month periods ended December 31, 2007 and 2006. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed security portfolio.

7.   LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	December 31, 2007	March 31, 2007
Commercial and construction
Commercial	$ 99,259	$ 91,174
Other real estate mortgage	391,878	360,930
Real estate construction	150,951	166,073
Total commercial and construction	642,088	618,177

Consumer
Real estate one-to-four family	78,479	69,808
Other installment	4,774	3,619
Total consumer	83,253	73,427

Total loans	725,341	691,604

Less:
Allowance for loan losses	9,505	8,653
Loans receivable, net	$ 715,836	$ 682,951

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.


Most of the Bank's business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). As of December 31, 2007 and March 31, 2007, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.   ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Beginning balance	$ 9,062	$ 8,263	$ 8,653	$ 7,221
Provision for losses	650	375	1,100	1,325
Charge-offs	(211)	(46)	(285)	(49)
Recoveries	4	36	37	131
Total allowance for loan losses	$ 9,505	$ 8,628	$ 9,505	$ 8,628

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Beginning balance	$ 422	$ 385	$ 380	$ 362
Net change in allowance for unfunded loan commitments	(15)	(30)	27	(7)
Ending balance	$ 407	$ 355	$ 407	$ 355

Loans on which the accrual of interest has been discontinued were $1.1 million and $226,000 at December 31, 2007 and March 31, 2007, respectively. Interest income foregone on non-accrual loans was $46,000 and $53,000 during the nine months ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and March 31, 2007, the Company's recorded investment in certain loans that were considered to be impaired was $924,000 and $426,000, respectively. At December 31, 2007, $470,000 of these impaired loans had a specific related valuation allowance of $133,000, while $454,000 did not require a specific valuation allowance. At March 31, 2007, $294,000 of these impaired loans had a specific valuation allowance of $30,000, while $132,000 did not require a specific valuation. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio. The average investment in impaired loans was $742,000 and $959,000 during the nine months ended December 31, 2007 and the year ended March 31, 2007, respectively. The related amount of interest income recognized on loans that were impaired was $65,000 and $85,000 during the nine months ended December 31, 2007 and 2006, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2007 or March 31, 2007.

9.   MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights ("MSRs") and the related allowance for the periods indicated and other related financial data (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period, net	$ 332	$ 368	$ 351	$ 384
Additions	35	47	104	115
Amortization	(49)	(53)	(151)	(150)
Change in valuation allowance	13	12	27	25
Balance at end of period, net	$ 331	$ 374	$ 331	$ 374
Valuation allowance at beginning of period	$ 21	$ 47	$ 35	$ 60
Change in valuation allowance	(13)	(12)	(27)	(25)
Valuation allowance at end of period	$ 8	$ 35	$ 8	$ 35

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets. At December 31, 2007 and March 31, 2007, the fair value of MSRs totaled $1.0 million. The


December 31, 2007 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association's standard prepayment values) that ranged from 142 to 553.

10.   CORE DEPOSIT INTANGIBLE

Net unamortized core deposit intangible totaled $593,000 at December 31, 2007 and $711,000 at March 31, 2007. Amortization expense related to the core deposit intangible during the nine months ended December 31, 2007 and 2006 totaled $118,000 and $140,000, respectively.

11.   BORROWINGS

Borrowings are summarized as follows (in thousands):

	At December 31, 2007	At March 31, 2007
Federal Home Loan Bank advances	$ 94,000	$ 35,050

Weighted average interest rate:	4.43%	5.66%

At December 31, 2007, all of the Company's FHLB advances were scheduled to mature during fiscal year 2008.

12.   JUNIOR SUBORDINATED DEBENTURES

At December 31, 2007, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at December 31, 2007, under the caption "junior subordinated debentures."  The common securities issued by the grantor trusts were purchased by the Company, and the Company's investment in the common securities of $681,000 and $217,000 at December 31, 2007 and March 31, 2007, respectively, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at December 31, 2007:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate at 12/31/07	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	6.35%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
	Total	$ 22,681

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2)	The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.


13.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of the tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 at the beginning of fiscal year 2008. The adoption of FIN 48 did not have a material impact on the Company. At the date of adoption, the Company had unrecognized tax benefits related to its state filing positions of approximately $90,000 that, if recognized, would affect the Company's effective tax rate by approximately $65,000. The Company recorded an adjustment to retained earnings (net of federal benefits) for these uncertain tax positions totaling $65,000, inclusive of interest and penalties. The Company's policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2007, the Company had accrued approximately $11,000 of possible interest and penalties. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of December 31, 2007 no circumstances have changed that would result in a change to the FIN 48 analysis that was originally performed.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of December 31, 2007 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$ 47,255
Fixed-rate	19,610
Standby letters of credit	2,521
Undisbursed loan funds, and unused lines of credit	176,989
Total	$ 246,375

At December 31, 2007, the Company had firm commitments to sell $395,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.


Other Contractual Obligations. In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. At December 31, 2007, loans under warranty totaled $108.5 million, which substantially represents the unpaid principal balance of the Company's loans serviced for others. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

At December 31, 2007, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future minimum operating lease commitments were as follows (in thousands):

	Within 1 year	1-3 Years	3-5 Years	After 5 Years	Total Balance
Certificates of deposit	$ 141,442	$ 44,008	$ 5,850	$ 2,238	$ 193,538
FHLB advances	94,000	-	-	-	94,000
Junior subordinated debentures	-	-	-	22,681	22,681
Operating leases	1,537	2,551	1,510	3,815	9,413
Total other contractual obligations	$ 236,979	$ 46,559	$ 7,360	$ 28,734	$ 319,632

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor provisions with respect to all forward-looking statements contained in this Quarterly Report. The Company has used forward-looking statements to describe future plans and strategies, including its expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, pricing of products and services, real estate values and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, technological factors affecting operations and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation and specifically disclaims any obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause the Company's actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, the Company.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in the Company's 2007 Form 10-K under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies."  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2007 Form 10-K.

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


Executive Overview

Financial Highlights. Net income for the three months ended December 31, 2007 was $2.2 million, or $0.21 per basic share ($0.21 per diluted share), compared to net income of $3.2 million, or $0.29 per basic share ($0.28 per diluted share) for the three months ended December 31, 2006. Net interest income after provision for loan losses decreased $735,000 for the three months ended December 31, 2007 compared to the same quarter last year. Non-interest income decreased to $2.2 million for the three months ended December 31, 2007 compared to $2.4 million for the same quarter last year. Non-interest expense increased by $550,000 for the quarter ended December 31, 2007 compared to the same quarter last year.

The annualized return on average assets was 1.06% for the three months ended December 31, 2007, compared to 1.53% for the three months ended December 31, 2006. For the same periods, the annualized return on average common equity was 9.30% compared to 13.00%, respectively. The efficiency ratio, which is defined as the percentage of non-interest expenses to total revenue excluding intangible asset amortization, was 63.14% for the third quarter of fiscal 2008 compared to 54.52% for the same period last year.

Net income for the nine months ended December 31, 2007 was $7.5 million, or $0.68 per basic share ($0.67 per diluted share), compared to net income of $8.8 million, or $0.78 per basic share ($0.77 per diluted share) for the nine months ended December 31, 2006.

The annualized return on average assets was 1.21% for the nine months ended December 31, 2007, compared to 1.45% for the nine months ended December 31, 2006. For the same periods, the annualized return on average common equity was 10.17% compared to 12.15%, respectively. The Company's efficiency ratio was 61.81% for the nine months ended December 31, 2007 compared to 56.29% for the same period last year.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial real estate, one- to four- family residential real estate, construction, commercial and consumer loans. Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 88.52% of the loan portfolio at December 31, 2007. The Company's strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth-building individuals. In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a significant amount of commercial and commercial real estate loans. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark County, three in the Portland metropolitan area and four lending centers.

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

The Company continuously reviews new products and services to provide its customers more financial options. With the Company's emphasis on the growth of non-interest income and the control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank's increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. Emphasis on enhancing the Bank's cash management product line is in process with the hiring of an experienced cash management officer during the third quarter of fiscal 2008. The formation of a team consisting of this officer and existing Bank employees is expected to lead to a more robust cash management product line for the Bank's commercial customers. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company's online service has also enhanced the delivery of cash management services to commercial customers.


The Company conducts operations from its home office in Vancouver and 18 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Wood Village and Aumsville, Oregon. The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver. Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division, with two lending offices in Vancouver and two in Portland, offers commercial and business banking services. In November 2007, the Company opened its second lending office (Clackamas) in Portland.

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

	Commercial & Construction Total	Commercial	Other Real Estate Mortgage	Real Estate Construction
December 31, 2007		(In thousands)

Commercial	$ 99,259	$ 99,259	$ -	$ -
Commercial construction	50,274	-	-	50,274
Office buildings	83,493	-	83,493	-
Warehouse/industrial	35,625	-	35,625	-
Retail/shopping centers/strip malls	65,426	-	65,426	-
Assisted living facilities	18,396	-	18,396	-
Single purpose facilities	51,155	-	51,155	-
Land	112,314	-	112,314	-
Multi-family	25,469	-	25,469	-
One-to-four family	100,677	-	-	100,677
Total	$ 642,088	$ 99,259	$ 391,878	$ 150,951

	Commercial & Construction Total	Commercial	Other Real Estate Mortgage	Real Estate Construction
March 31, 2007		(In thousands)

Commercial	$ 91,174	$ 91,174	$ -	$ -
Commercial construction	56,226	-	-	56,226
Office buildings	62,310	-	62,310	-
Warehouse/industrial	40,238	-	40,238	-
Retail/shopping centers/strip malls	70,219	-	70,219	-
Assisted living facilities	11,381	-	11,381	-
Single purpose facilities	41,501	-	41,501	-
Land	103,240	-	103,240	-
Multi-family	32,041	-	32,041	-
One-to-four family	109,847	-	-	109,847
Total	$ 618,177	$ 91,174	$ 360,930	$ 166,073


Comparison of Financial Condition at December 31, 2007 and March 31, 2007

At December 31, 2007, the Company had total assets of $844.0 million, compared with $820.3 million at March 31, 2007.

Cash, including interest-earning accounts, totaled $33.0 million at December 31, 2007, compared to $31.4 million at March 31, 2007. The $1.6 million increase was attributable to the maturity of investment securities, an increase in FHLB advances and the issuance of junior subordinated debentures which were partially offset by an increase in loan production and a decrease in deposits.

Loans held for sale totaled $395,000 at December 31, 2007. There were no loans held for sale at March 31, 2007. The balance of loans held for sale can vary significantly from period to period reflecting the interest rate environment, loan demand by borrowers, and loan origination for sale by mortgage brokers versus loan origination for the Company's loan portfolio. The Company originates fixed-rate residential loans for sale in the secondary market and retains the related loan servicing rights. Selling fixed interest rate mortgage loans allows the Company to reduce the interest rate risk associated with long term, fixed interest rate products. The sale of loans also makes additional funds available to make new loans and diversify the loan portfolio. The Company continues to service the loans it sells, maintaining the customer relationship and generating ongoing non-interest income.

Loans receivable, net, totaled $715.8 million at December 31, 2007, compared to $683.0 million at March 31, 2007, an increase of $32.9 million. Loans receivable increased $28.4 million, or 4.1%, at December 31, 2007 compared to the previous linked quarter as a result of continued strong loan growth. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company's primary market area. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no sub-prime residential real estate loans in its portfolio.

Investment securities available for sale totaled $7.8 million at December 31, 2007, compared to $19.3 million at March 31, 2007. The decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available for sale totaled $5.7 million at December 31, 2007, compared to $6.6 million at March 31, 2007. The decrease is attributable to maturities and scheduled cash flows. The Company has no sub-prime mortgage-backed securities.

Goodwill was $25.6 million at December 31, 2007 and March 31, 2007. As of December 31, 2007, the Company has not recognized any impairment loss on the recorded goodwill.

Deposits accounts totaled $622.6 million at December 31, 2007, compared to $665.4 million at March 31, 2007. At December 31, 2007, the balance of interest checking accounts had decreased $32.4 million to $112.1 million from $144.5 million at March 31, 2007. Money market deposit accounts totaled $210.1 million at December 31, 2007, compared to $205.0 million at March 31, 2007.

Junior subordinated debentures totaled $22.7 million at December 31, 2007 and $7.2 million at March 31, 2007. The $15.5 million increase was the result of the issuance of additional trust preferred securities in June 2007.

FHLB advances totaled $94,000 at December 31, 2007, compared to $35,050 at March 31, 2007. The $48,950 increase was attributable to the increase in loan production and the decrease in deposit accounts.

Shareholders' Equity and Capital Resources

Shareholders' equity decreased $7.8 million to $92.4 million at December 31, 2007 from $100.2 million at March 31, 2007. The decrease in equity from cash dividends declared to shareholders of $3.6 million and stock repurchases of $12.6 million were partially offset by earnings of $7.5 million for the nine months ended December 31, 2007. Exercise of stock options, earned ESOP shares, FIN 48 adjustments and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $912,000 net increase.

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


Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2007.

As of December 31, 2007, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital categorization. The Bank's actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital: (To Risk-Weighted Assets)	$ 86,763	11.29%	$ 61,460	8.0%	$ 76,825	10.0%
Tier I Capital: (To Risk-Weighted Assets)	77,391	10.07	30,730	4.0	46,095	6.0
Tier I Capital: (To Adjusted Tangible Assets)	77,391	9.60	24,191	3.0	40,319	5.0
Tangible Capital: (To Tangible Assets)	77,391	9.60	12,096	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital: (To Risk-Weighted Assets)	$ 84,363	11.38%	$ 59,310	8.0%	$ 74,137	10.0%
Tier I Capital: (To Risk-Weighted Assets)	75,740	10.22	29,655	4.0	44,482	6.0
Tier I Capital: (To Adjusted Tangible Assets)	75,740	9.60	23,662	3.0	39,436	5.0
Tangible Capital: (To Tangible Assets)	75,740	9.60	11,831	1.5	N/A	N/A

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2007, cash totaled $33.0 million, or 3.9% of total assets. The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2007, the Bank had $94.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $242.1 million, limited to available collateral. The Bank also had a $10.0 million line of credit available from Pacific Coast Bankers Bank at December 31, 2007. The Bank had no borrowings outstanding under this credit arrangement at December 31, 2007.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions.


Asset Quality

The allowance for loan losses was $9.5 million at December 31, 2007 and $8.7 million at March 31, 2007, respectively. Management believes the allowance for loan losses at December 31, 2007 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. Pertinent factors considered include size and composition of the portfolio, actual loss experience, current economic conditions, industry trends and data, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to involve a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $1.1 million or 0.14% of total assets at December 31, 2007, compared with $226,000 or 0.03% of total assets at March 31, 2007. The $1.1 balance of nonaccrual loans is comprised of one commercial loan, two commercial real estate loans, one real estate construction loan, and two residential real estate loans. These loans are to borrowers located in the Company's primary market area. The $74,000 balance of real estate owned is comprised of one land loan. The following table sets forth information regarding the Company's non-performing assets.

	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial	$ 269	$ -
Other real estate mortgage	454	226
Real estate construction	201	-
Consumer	144	-
Total	1,068	226
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	1,068	226
Real estate owned (net)	74	-
Total non-performing assets	$ 1,142	$ 226
Total loans delinquent 90 days or more to net loans	0.15%	0.03%
Total loans delinquent 90 days or more to total assets	0.13%	0.03%
Total non-performing assets to total assets	0.14%	0.03%

As of December 31, 2007 and March 31, 2007, other loans of concern totaled $9.3 million and $3.9 million, respectively. This increase is attributable to one land development loan located in southern California and one multi-family mortgage loan located in the Portland, Oregon market. These two loans totaled $4.8 million and were to a related borrower. Neither of these loans were on nonaccrual status at December 31, 2007. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these loans.

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

For further information regarding the Company's off-balance sheet arrangements and other contractual obligations, see Note 14 of the Notes to Consolidated Financial Statements contained herein.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

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

Net interest income for the three months ended December 31, 2007 was $8.9 million, representing a decrease of $460,000, or 4.9%, from $9.3 million during the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 116.59% for the three months ended December 31, 2007, compared to 118.04% in the same prior year period which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits. The net interest margin for the quarter ended December 31, 2007 was 4.71%, compared to 4.89% for the quarter ended December 31, 2006. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts. An inverted or flat yield curve means that short-term interest rates are equal to or higher than long-term interest rates. The Company's balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive. In a decreasing interest rate environment the Company requires time to recover the decline in the net interest rate margin. Interest rates on the Company's interest-earning asset reprice down faster than interest rates on the Company's interest-bearing liabilities. As a result of the Federal Reserve's 50 basis point reduction in the short-term federal funds rate during the quarter ended December 31, 2007, approximately 40% of the Company's loans immediately repriced down 50 basis points. The Company immediately reduced the interest rate paid on certain interest-bearing deposits. Further reductions will be reflected in future deposit offering rates. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads. In January 2008, the Federal Reserve reduced the short-term federal funds rate by an additional 125 basis points, which resulted in a further reduction in both the yields on loans and the cost of deposits.

Interest Income. Interest income decreased to $15.3 million for the quarter ended December 31, 2007, compared to $16.1 million for the quarter ended December 31, 2006. Interest income on loans receivable decreased for the three months ended December 31, 2007, compared to the same prior year period due to the Federal Reserve rate cuts described above. The yield on interest-earning assets was 8.14% for the three months ended December 31, 2007, compared to 8.43% for the same three months ended December 31, 2006.

Interest Expense. Interest expense decreased $282,000 to $6.5 million for the three months ended December 31, 2007, or 4.2%, compared to $6.8 million for the same prior year period. The decrease in interest expense was attributable to a decrease in rates of interest paid on deposits and other interest-bearing liabilities due to the Federal Reserve's reduction in the short-term federal funds rate. The weighted average interest rate on total deposits decreased to 3.79% for the three months ended December 31, 2007 from 3.97% for the same period in the prior year. The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations decreased to 5.47% for the three months ended December 31, 2007 from 5.51% for the same period in the prior year.

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

	Three Months Ended December 31,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$ 604,305	$ 12,817	8.41%	$ 609,503	$ 13,427	8.74%
Non-mortgage loans	107,047	2,133	7.91	102,120	2,190	8.51
Total net loans (1)	711,352	14,950	8.34	711,623	15,617	8.71

Mortgage-backed securities (2)	6,868	78	4.51	8,761	102	4.62
Investment securities (2)(3)	8,324	144	6.86	22,524	280	4.93
Daily interest-bearing assets	13,530	153	4.49	6,829	89	5.17
Other earning assets (4)	8,031	29	1.43	7,567	12	0.63
Total interest-earning assets	748,105	15,354	8.14	757,304	16,100	8.43

Non-interest-earning assets:
Office properties and equipment, net	22,321			21,452
Other non-interest-earning assets	59,859			61,634
Total assets	$ 830,285			$ 840,390

Interest-bearing liabilities:
Regular savings accounts	$ 26,874	37	0.55	$ 30,615	42	0.54
Interest checking accounts	127,671	988	3.07	144,190	1,180	3.25
Money market deposit accounts	220,639	2,141	3.85	172,492	1,937	4.46
Certificates of deposit	183,973	2,174	4.69	207,028	2,389	4.58
Total interest-bearing deposits	559,157	5,340	3.79	554,325	5,548	3.97

Other interest-bearing liabilities	82,498	1,138	5.47	87,249	1,212	5.51
Total interest-bearing liabilities	641,655	6,478	4.01	641,574	6,760	4.18

Non-interest-bearing liabilities:
Non-interest-bearing deposits	84,951			91,140
Other liabilities	9,319			8,848
Total liabilities	735,925			741,562
Shareholders' equity	94,360			98,828
Total liabilities and shareholders' equity	$ 830,285			$ 840,390
Net interest income (5)		$ 8,876			$ 9,340
Interest rate spread			4.13%			4.25%
Net interest margin			4.71%			4.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.59%			118.04%
Tax equivalent adjustment (3)		$ 18			$ 22

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax-equivalent basis under a tax rate of 34%.
(4)	In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume after having operated under a regulatory directive since May 2005. During the quarter ended December 31, 2007, FHLB paid cash dividends of $0.20 per share.

(5)	Three Months Ended December 31,
	2007	2006
Net interest income as reported	$ 8,858	$ 9,318
Tax equivalent effect	18	22
Net interest income on a fully tax equivalent basis	$ 8,876	$ 9,340


The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage Loans	$ (112)	$ (498)	$ (610)
Non-mortgage loans	102	(159)	(57)
Mortgage-backed securities	(22)	(2)	(24)
Investment securities (1)	(219)	83	(136)
Daily interest-bearing	77	(13)	64
Other earning assets	1	16	17
Total interest income	(173)	(573)	(746)

Interest Expense:
Regular savings accounts	(5)	-	(5)
Interest checking accounts	(130)	(62)	(192)
Money market deposit accounts	493	(289)	204
Certificates of deposit	(272)	57	(215)
Other interest-bearing liabilities	(66)	(8)	(74)
Total interest expense	20	(302)	(282)
Net interest income (1)	$ (193)	$ (271)	$ (464)
(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2007 was $650,000, compared to $375,000 for the same period in the prior year. The increase in the provision for loan losses for quarter ended December 31, 2007 compared to the same period in the prior year is the result of increased loan growth, changes in the loan portfolio mix, and a negative trend in the risk rating of certain loans. Net charge-offs for the current period were $207,000, compared to $10,000 for the same period last year. The increase in net charge-offs is attributable to a $200,000 charge-off of one commercial loan in the quarter ended December 31, 2007. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.37% at December 31, 2007, compared to 1.27% at December 31, 2006. Annualized net charge-offs to average net loans for the three-month period ended December 31, 2007 was 0.12%, compared to 0.01% for the same period in the prior year. Management's evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for other economic conditions. Management considers the allowance for loan losses at December 31, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income decreased $260,000 to $2.2 million for the quarter ended December 31, 2007 compared to $2.4 million for the quarter ended December 31, 2006. Decreases in mortgage broker loan fees that are reported in fees and service charges and gain on sale of loans held for sale were partially offset by an increase in asset management fees. For the three months ended December 31, 2007, broker loan fees decreased by $294,000 compared to the same prior year period.

Non-Interest Expense. Non-interest expense increased to $7.0 million for the quarter ended December 31, 2007 compared to $6.5 million for the same prior year period. The principal component of the Company's non-interest expense is salaries and employee benefits. Salaries and employee benefits increased $557,000 to $4.2 million for the three months ended December 31, 2007 compared to $3.7 million for the three months ended December 31, 2006. The majority of the increase is a result of the continued expansion of the Company's lending team, the opening of a new branch and a separate lending office and the increasing costs of employee benefits. Full-time equivalent employees increased to 265 at December 31, 2007 from 254 at December 31, 2006.


Provision for Income Taxes. Provision for income taxes was $1.1 million for the three months ended December 31, 2007, compared to $1.7 million for the three months ended December 31, 2006 as a result of the decrease in income before taxes. The effective tax rate for the three months ended December 31, 2007 was 33.9% compared to 33.8% for the three months ended December 31, 2006. The Company's overall effective tax rate at December 31, 2007 and 2006 takes into account the estimated Oregon apportionment factors for property, payroll and sales.

Comparison of Operating Results for the Nine Months Ended December 31, 2007 and 2006

Net Interest Income. Net interest income for the nine months ended December 31, 2007 was $26.4 million, representing a decrease of $1.1 million, or 3.9%, compared to $27.5 million for the same prior year period. This decline reflected a 3.1% increase in the average balance of interest-bearing liabilities to $628.1 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.50% in the nine-month period ended December 31, 2007 from 119.35% in the same prior year period.

Interest Income. Interest income totaled $46.1 million and $45.6 million, for the nine months ended December 31, 2007 and 2006, respectively. The increased interest income of $496,000 reflects the 1.5% increase in the average balance of interest earning assets for the current nine month period compared to the same period in the prior year, which was attributable to increased loan originations and interest-earning cash accounts. The yield on interest-earning assets was 8.30% for the nine months ended December 31, 2007 compared to 8.33% for the nine months ended December 31, 2006.

Interest Expense. Interest expense was $19.7 million for the nine months ended December 31, 2007, an increase of 8.7%, from $18.1 million for the same period in the prior year. The increase in interest expense reflects the higher market rates of interest paid on deposits and FHLB borrowings and the increased balance of interest-bearing liabilities when comparing average balances at December 31, 2007 and December 31, 2006. Average interest-bearing liabilities increased $19.1 million to $628.1 million for the nine months ended December 31, 2007 from $609.0 million for the same prior year period. The growth in the higher yielding money market deposit accounts reflects the impact that the inverted/flat yield curve has had on the customers' choice of deposit accounts. The weighted average interest rate on total deposits increased to 4.02% for the nine months ended December 31, 2007 from 3.72% for the same period in the prior year. The weighted average interest rate of FHLB borrowings, junior subordinated debenture and capital lease obligations increased to 5.86% for the nine months ended December 31, 2007 from 5.39% for same period in the prior year. The increase in interest rates on interest-bearing liabilities is a result of the higher rates paid on such items during the first six months of fiscal year 2008, which were only partially offset by the Federal Reserve rate cuts which began in September 2007.


	Nine Months Ended December 31,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$ 586,335	$ 37,975	8.60%	$ 582,192	$ 37,931	8.65%
Non-mortgage loans	103,253	6,486	8.34	98,728	6,289	8.45
Total net loans (1)	689,588	44,461	8.56	680,920	44,220	8.62

Mortgage-backed securities(2)	7,320	254	4.61	9,346	325	4.62
Investment securities(2)(3)	12,689	571	5.97	23,116	848	4.87
Daily interest-bearing assets	20,560	778	5.02	5,960	229	5.10
Other earning assets (4)	7,896	67	1.13	7,567	20	0.35
Total interest-earning assets	738,053	46,131	8.30	726,909	45,642	8.33

Non-interest-earning assets:
Office properties and equipment, net	21,524			20,039
Other non-interest-earning assets	59,857			61,728
Total assets	$ 819,434			$ 808,676

Interest-bearing liabilities:
Regular savings accounts	$ 27,614	114	0.55	$ 33,721	139	0.55
Interest checking accounts	137,146	3,368	3.26	139,944	3,285	3.12
Money market deposit accounts	228,034	7,425	4.32	149,505	4,719	4.19
Certificates of deposit	187,045	6,656	4.72	201,048	6,535	4.31
Total deposits	579,839	17,563	4.02	524,218	14,678	3.72

Other interest-bearing liabilities	48,265	2,131	5.86	84,819	3,442	5.39
Total interest-bearing liabilities	628,104	19,694	4.16	609,037	18,120	3.95

Non-interest-bearing liabilities:
Non-interest-bearing deposits	84,659			94,082
Other liabilities	9,025			8,947
Total liabilities	721,788			712,066
Shareholders' equity	97,646			96,610
Total liabilities and shareholders' equity	$ 819,434			$ 808,676
Net interest income (5)		$ 26,437			$ 27,522
Interest rate spread			4.14%			4.38%
Net interest margin			4.75%			5.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.50%			119.35%
Tax Equivalent Adjustment (3)		$ 57			$ 64

(1)	Includes non-accrual loans.
(2)	For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized; therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3)	Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully tax-equivalent basis under a tax rate of 34%.
(4)	In December 2006, FHLB of Seattle announced that quarterly cash dividends would resume after having operated under a regulatory directive since May 2005. During the quarter ended December 31, 2007, FHLB paid cash dividends of $0.20 per share.

(5)	Nine Months Ended December 31,
	2007	2006
Net interest income as reported	$ 26,380	$ 27,458
Tax equivalent effect	57	64
Net interest income on a fully tax equivalent basis	$ 26,437	$ 27,522


The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. Variances that were immaterial have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change

	Nine Months Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$ 266	$ (222)	$ 44
Non-mortgage loans	281	(84)	197
Mortgage-backed securities	(70)	(1)	(71)
Investment securities (1)	(440)	163	(277)
Daily interest-bearing	553	(4)	549
Other earning assets	1	46	47
Total interest income	591	(102)	489

Interest Expense:
Regular savings accounts	(25)	-	(25)
Interest checking accounts	(66)	149	83
Money market deposit accounts	2,555	151	2,706
Certificates of deposit	(474)	595	121
Other interest-bearing liabilities	(1,590)	279	(1,311)
Total interest expense	400	1,174	1,574
Net interest income (1)	$ 191	$ (1,276)	$ (1,085)
(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the nine months ended December 31, 2007 was $1.1 million, compared to $1.3 million for the same period in the prior year. Net charge-offs for the nine months ended December 31, 2007 were $248,000, compared to $82,000 net recoveries for the same period of last year. Annualized net charge-offs to average net loans for the nine-month period ended December 31, 2007 was 0.05%, compared to annualized net recoveries of 0.02% for the same period in the prior year. The ratio of allowance for loan losses to total net loans increased to 1.31% at December 31, 2007, compared to 1.22% at December 31, 2006. Management considers the allowance for loan losses at December 31, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio as described above under "Asset Quality."

Non-Interest Income. Non-interest income decreased $148,000, or 2.2%, to $6.7 million for the nine months ended December 31, 2007 from $6.8 million for the nine months ended December 31, 2006. Decreases in fees and service charges, gain on sale of loans held for sale and gain on the sale of credit card portfolio were partially offset by increases in asset management fees. For the nine months ended December 31, 2007 asset management fees increased by $211,000 to $1.6 million, compared to $1.4 million for the same period in the prior year. RAM Corp. had $318.6 million in assets under management at December 31, 2007 compared to $288.2 million at December 31, 2006.

Non-Interest Expense. Non-interest expense increased $1.1 million to $20.6 million for the nine months ended December 31, 2007, compared to $19.5 million the same period last year. The principal component of non-interest expense is salaries and employee benefits, which increased $1.1 million as a result of the continued expansion of the Company's lending team, the opening of a new branch and a separate lending office and the increasing costs of employee benefits.

Occupancy and depreciation expense totaled $3.9 million for the nine months ended December 31, 2007, compared to $3.4 million for the same period in prior year. This increase is the result of increases in rent and related costs at several banking facilities, increased software depreciation expense and the opening of the Gateway branch in November 2006 and the Clackamas lending office in November 2007.

Data processing expense was $600,000 for the nine months ended December 31, 2007 compared to the $777,000 for the nine months ended December 31, 2006. The $177,000 decrease reflects the savings attributable to the April 2006 change in the service bureau that performs the Bank's core computer system processing.


Provision for Income Taxes. Provision for income taxes was $3.8 million for the nine months ended December 31, 2007, compared to $4.6 million for the nine months ended December 31, 2006 as a result of the decrease in income before taxes. The effective tax rate for the nine months ended December 31, 2007 was 33.9% compared to 34.2% for the nine months ended December 31, 2006. The Company's overall effective tax rate at December 31, 2007 and 2006 takes into account Oregon apportionment factors for property, payroll and sales.

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

Item 4.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2007 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended December 31, 2007, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and correct any deficiencies that it may discover in the future. The goal is to ensure that management has timely access to all material financial and non-financial information concerning the Company's business.

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

Item 1A.   Risk Factors

            There have been no material changes to the risk factors previously disclosed in the 2007 Form 10-K.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

The following table summarizes the Company's share repurchases for the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - October 31, 2007	80,000	$ 14.05	80,000	145,000
November 1 - November 30, 2007	20,000	14.05	20,000	125,000
December 1 - December 31, 2007	-	-	-	125,000
Total	100,000		100,000

(1)	On June 21, 2007 the Company announced a stock repurchase program for up to 750,000 shares of its outstanding common stock, representing approximately 6% of outstanding shares.

Item 3.   Defaults Upon Senior Securities

            Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

            None.

Item 5.   Other Information

            Not applicable

Item 6.   Exhibits
                  (a)               Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
10.2	Form of Change in Control Agreement between the Bank and Ronald L. Dobyns (3)
10.3	Employee Severance Compensation Plan (4)
10.4	Employee Stock Ownership Plan (5)
10.5	Management Recognition and Development Plan (6)
10.6	1998 Stock Option Plan (6)
10.7	1993 Stock Option and Incentive Plan (6)
10.8	2003 Stock Option Plan (7)
10.9	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
10.10	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)


11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Quarterly Report on From 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(7)	Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer Patrick Sheaffer Chairman of the Board Chief Executive Officer (Principal Executive Officer)	By: /S/ Ron Wysaske Ron Wysaske President Chief Operating Officer (Interim Chief Financial and Accounting Officer)

Date: February 5, 2008	Date: February 5, 2008


EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 31.1
 Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 5, 2008	/S/ Patrick Sheaffer Patrick Sheaffer Chairman and Chief Executive Officer


Exhibit 31.2
Section 302 Certification

I, Ron Wysaske, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 of Riverview Bancorp, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 5, 2008	/S/ Ron Wysaske Ron Wysaske President and Interim Chief Financial Officer


Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 that:

1.	the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.'s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

/S/ Patrick Sheaffer Patrick Sheaffer Chairman and Chief Executive Officer	/S/ Ron Wysaske Ron Wysaske President and Interim Chief Financial Officer

Dated: February 5, 2008	Dated: February 5, 2008
