Form 10-K
period 2008-03-31
RIVERVIEW BANCORP INC
filed 2008-06-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008                                               OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-22957

RIVERVIEW BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes         No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes         No   X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K       X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____	Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes       No     X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2007 was $163,300,253 (10,996,650 shares at $14.85 per share).  As of June 6, 2008, there were issued and outstanding 10,913,773 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (Part III).

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company"), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”).  At March 31, 2008, the Company had total assets of $886.8 million, total deposit accounts of $667.0 million and shareholders' equity of $92.6 million. The Company’s executive offices are located at 900 Washington Street, Vancouver Washington. All references to the Company herein include the Bank where applicable.

Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits.  The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF").  The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

The Company is a progressive, community-oriented financial services company, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged primarily in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial and construction loans have grown from 81.21% of the loan portfolio at March 31, 2004 to 89.62% at March 31, 2008.  The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company emphasizes controlled growth and the diversification of its loan portfolio to include a higher portion of commercial and commercial real estate loans.  A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans.  Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  The strategic plan stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark county, three in the Portland metropolitan area and four lending centers.

In order to support its strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion. The Company’s efficiency ratios reflect this investment and will likely remain relatively high by industry standards for the foreseeable future because of the emphasis on growth and local, personal service.  Control of non-interest expenses remains a high priority for the Company’s management.

The Company continuously reviews new products and services to provide its customers more financial options. With the Company’s emphasis on the growth of non-interest income and the control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  Emphasis on enhancing the Bank’s cash management product line is in process with the hiring of an experienced cash management officer during the third quarter of fiscal year 2008.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to a more robust cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-K contain certain “forward-looking statements” concerning the future operations of the Company. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in the Company’s Annual Report. The Company has used “forward-looking statements’ to describe future plans and strategies, including its expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate value and vacancy rates, the ability of the Company to efficiently incorporate acquisitions into its operations, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statement that may be made on behalf of the Company.

Market Area

The Company conducts operations from its home office in Vancouver and 18 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Wood Village and Aumsville, Oregon.  The Company operates a trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Company.  The Business and Professional Banking Division, with two lending offices in Vancouver and two lending offices in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon.  Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus and Barrett Business Services, as well as several support industries.  In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

Lending Activities

General.  At March 31, 2008, the Company's total net loans receivable totaled $756.5 million, or 85.3% of total assets at that date.  The principal lending activity of the Company is the origination of loans collateralized by commercial properties, land for development, and residential construction loans.  A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Prior to fiscal year 2007, Riverview reported and disclosed the composition of its loan portfolio based on collateral with a focus upon residential construction and permanent financing activities – a view that was consistent with Riverview’s background as a thrift organization.  However, since 1998 and more pronounced in recent years, Riverview has strategically migrated its lending focus to that of a commercial bank.  This intended strategy is evident not only in the changing mix of the loan portfolio that has occurred organically but also has been accomplished through the Company’s acquisitions of community banks that emphasized commercial lending activities.  To align with the strategic direction of the Company, and to better conform to established industry practices, the Company has modified certain loan disclosures to reflect the increasingly commercial nature of our loan portfolio, and to classify loan types based on loan purpose, rather than collateral.  All tables and loan disclosures in this Form 10-K reflect these new disclosure and the related reclassifications.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial	$109,585	14.28%	$91,174	13.18%	$90,083	14.29%	$78,280	18.02%	$57,578	14.92%
Other real estate mortgage	429,422	55.97	360,930	52.19	329,631	52.30	220,813	50.84	206,850	53.59
Real estate construction	148,631	19.37	166,073	24.01	137,598	21.83	58,699	13.51	49,042	12.70
Total commercial and construction	687,638	89.62	618,177	89.38	557,312	88.42	357,792	82.37	313,470	81.21
Consumer:
Real estate one-to-four family	75,922	9.90	69,808	10.10	64,091	10.17	69,455	15.99	67,699	17.53
Other installment	3,665	0.48	3,619	0.52	8,899	1.41	7,107	1.64	4,846	1.26
Total consumer loans	79,587	10.38	73,427	10.62	72,990	11.58	76,562	17.63	72,545	18.79
Total loans and loans held for sale	767,225	100.00%	691,604	100.00%	630,302	100.00%	434,354	100.00%	386,015	100.00%
Less:
Allowance for loan losses	10,687		8,653		7,221		4,395		4,481
Total loans receivable, net (1)	$756,538		$682,951		$623,081		$429,959		$381,534

(1) Includes loans held for sale of none, none, $65,000, $510,000 and $407,000 at March 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

COMPOSITION OF COMMERCIAL AND CONSTRUCTION LOAN TYPES BASED ON LOAN PURPOSE
		Other		Commercial &
		Real Estate	Real Estate	Construction
	Commercial	Mortgage	Construction	Total
March 31, 2008	(Dollars in thousands)
Commercial	$109,585	$-	$-	$109,585
Commercial construction	-	-	55,277	55,277
Office buildings	-	88,106	-	88,106
Warehouse/industrial	-	39,903	-	39,903
Retail/shopping centers/strip malls	-	70,510	-	70,510
Assisted living facilities	-	28,072	-	28,072
Single purpose facilities	-	65,756	-	65,756
Land	-	108,030	-	108,030
Multi-family	-	29,045	-	29,045
One-to-four family construction	-	-	93,354	93,354
Total	$109,585	$429,422	$148,631	$687,638

March 31, 2007
Commercial	$91,174	$-	$-	$91,174
Commercial construction	-	-	56,226	56,226
Office buildings	-	62,310	-	62,310
Warehouse/industrial	-	40,238	-	40,238
Retail/shopping centers/strip malls	-	70,219	-	70,219
Assisted living facilities	-	11,381	-	11,381
Single purpose facilities	-	41,501	-	41,501
Land	-	103,240	-	103,240
Multi-family	-	32,041	-	32,041
One-to-four family construction	-	-	109,847	109,847
Total	$91,174	$360,930	$166,073	$618,177

Commercial Lending.  Commercial loans are generally made to customers who are well known to the Company and are typically secured by business assets or other property. The Company’s commercial loans may be structured as term loans or as lines of credit.  Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less.  Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less.  Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate.  The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.

Other Real Estate Mortgage Lending.  At March 31, 2008, the other real estate lending portfolio balance totaled $429.4 million, or 55.97% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities, land and multi-family primarily located in our market area.

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

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots.  Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units.  The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees may provide an additional measure of security for such loans.  Strong demand for housing has led to loan growth in this category in recent years.  However, the recent nationwide downturn in real estate has slowed lot and home sales within the Company’s markets especially in late 2007 and early 2008.  This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values.  At March 31, 2008, land acquisition and development loans totaled $108.0 million, or 14.1% of total loans.  The largest loan had an outstanding balance of $6.5 million and was performing according to its original terms.  With the exception of two loans totaling $3.8 million, all of the land acquisition and development loans were secured by properties located in Washington and Oregon.  At March 31, 2008, the Company had one land acquisition and development loan totaling $3.9 on non-accrual status.

Both fixed and adjustable-rate loans are offered on other real estate loans. Adjustable-rate other real estate loans are originated with rates that generally adjust after an initial period ranging from one to five years.  Adjustable-rate other real estate loans are generally priced utilizing the FHLB of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.5%, with principal and interest payments fully amortizing over terms up to 30 years.  These loans generally have a prepayment penalty.

Real Estate Construction.  The real estate construction loan portfolio, not including loan commitments, totaled $148.6 million at March 31, 2008. The Company originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans.  The Company also originates construction loans for the development of business properties and multi-family dwellings.  All of the Company’s real estate construction loans were made on properties located in Washington and Oregon.

The composition of the Company’s construction loan portfolio including loan commitments at March 31, 2008 and 2007 was as follows:

	At March 31,
	2008		2007
	Amount(1)	Percent	Amount(1)	Percent
	(Dollars in thousands)
Speculative construction	$91,704	44.57%	$119,944	50.59%
Commercial/multi-family construction	92,140	44.79	82,248	34.69
Custom/presold construction	11,661	5.67	18,818	7.93
Construction/permanent	10,235	4.97	16,096	6.79
Total	$205,740	100.00%	$237,106	100.00%

(1)     Includes loans in process of $57.1 million and $71.0 million at March 31, 2008 and 2007, respectively.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified.  At March 31, 2008, the Company had 24 borrowers with aggregate outstanding speculative loan balances of more than $1.0 million, which totaled $56.4 million, the largest loan having an outstanding balance of $6.1 million and were secured by properties located in the Company’s market area. At March 31, 2008, three speculative construction loans totaling $2.1 million were on non-accrual status.

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months.  At March 31, 2008, the largest custom construction loan and presold construction loan had outstanding balances of $1.4 million and $600,000, respectively, and were performing according to its original terms.  At March 31, 2008, the Company had no custom or presold construction loans on non-accrual status.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction.  The construction phase of a construction/permanent loan generally lasts six to nine months.  At the completion of construction, the Company may either originate a fixed rate mortgage loan or an ARM loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan’s interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.”  At March 31, 2008, the largest outstanding construction/permanent loan had an outstanding balance of $390,000 and was performing according to its original terms.  At March 31, 2008, the Company had no construction/permanent loans on non-accrual status.

The Company also provides construction financing for non-residential business properties and multi-family dwellings.  At March 31, 2008, such loans totaled $55.3 million, or 7.2% of total loans.  Borrowers may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non-owner developers.  The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase.  In certain circumstances, the Company may provide or commit to take-out financing upon construction.  Take-out financing is subject to the project meeting specific underwriting guidelines.  No assurance can be given that such take-out financing will be available upon project completion.  These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area.  At March 31, 2008, the largest outstanding commercial construction loan had a balance of $7.4 million and was performing according to its original terms.  At March 31, 2008, the Company had no commercial construction loans on non-accrual status.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Consumer Lending.  Consumer loans totaled $79.6 million at March 31, 2008, or 10.38% of total loans.  Consumer lending is comprised of one-to-four family mortgage loans, home equity lines of credit, land loans for the future construction of one-to-four family homes, totaling $75.9 million, and other secured and unsecured consumer loans, totaling $3.7 million at March 31, 2008.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on one-year constant maturity U.S. Treasury index or other index.  At March 31, 2008, the Company had three one-to-four family loans totaling $320,000 on non-accrual status.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans.  Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles.  At March 31, 2008, the Company had no installment loans on non-accrual status.

Loan Maturity.  The following table sets forth certain information at March 31, 2008 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are reported net of deferred fees.

	Within	1 - 3	After 3 - 5	After 5 - 10	Beyond
	1 Year	Years	Years	Years	10 Years	Total
Commercial and construction	(Dollars in thousands)
Commercial
Adjustable rate	$56,754	$18,580	$1,315	$8,481	$617	$85,747
Fixed rate	3,671	9,352	9,409	1,406	-	23,838
Other real estate mortgage
Adjustable rate	94,397	25,599	26,387	174,009	12,048	332,440
Fixed rate	14,277	20,864	36,742	21,286	3,813	96,982
Real estate construction
Adjustable rate	106,063	4,441	-	7,125	1,459	119,088
Fixed rate	21,054	1,355	3,461	3,673	-	29,543
Total commercial & construction	296,216	80,191	77,314	215,980	17,937	687,638
Consumer
Real estate one-to-four family
Adjustable rate	176	838	197	254	35,687	37,152
Fixed rate	2,742	9,395	7,172	481	18,980	38,770
Other installment
Adjustable rate	72	-	-	596	-	668
Fixed rate	396	660	1,481	362	98	2,997
Total consumer	3,386	10,893	8,850	1,693	54,765	79,587
Total net loans	$299,602	$91,084	$86,164	$217,673	$72,702	$767,225

Loan Solicitation and Processing. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board (“Board”) and management.  The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers.  The Company also uses commissioned loan brokers and print advertising to market its products and services.

The Company’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, if any, and in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Company’s lending policy requires borrowers to obtain certain types of insurance to protect the Company’s interest in any collateral securing the loan.  Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Commitments. The Company issues commitments to originate commercial loans, commercial real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.  Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions.  Collateral is not required to support commitments.  At March 31, 2008, the Company had outstanding commitments to originate loans of $44.3 million, compared to $14.9 million at March 31, 2007.

Mortgage Brokerage.  In addition to originating mortgage loans for retention in its portfolio, the Company employs twelve commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies predominantly in the Portland metropolitan area, as well as for the Company.  The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company.  In return, the Company receives a fee ranging from 1% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books as if the Company had originated them and the commissioned broker receives a fee of approximately 0.55% of the loan amount.  During the year ended March 31, 2008, brokered loans totaled $206.7 million (including $39.4 million brokered to the Company).  Gross fees of $1.3 million (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2008.  The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity.  In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand.  Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2008, total loans serviced for others were $123.8 million, of which $105.7 million were sold to FHLMC.

Nonperforming Assets.  Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days delinquent or when collection of interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations.  Typically, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

Non-performing assets were $8.2 million or 0.92% of total assets at March 31, 2008 compared with $226,000 or 0.03% of total assets at March 31, 2007.  The $7.6 million balance of non-accrual loans is comprised of one commercial loan for $1.2 million, one land acquisition and development loan for $3.9 million, three real estate construction loans totaling $2.1 million (the largest of which was $1.7 million) and four residential real estate loans totaling $382,000.  These loans are to borrowers located in the Company’s primary market area except for one real estate construction loan totaling $201,000 located on the southern Washington coast.  The amount of non-accrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales and charge-offs.  The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.  The following table sets forth information regarding the Company’s non-performing assets.  At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15 (as amended by SFAS No. 114), Accounting by Debtors and Creditors for Troubled Debt Restructuring.

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial	$1,164	$-	$-	$97	$872
Other real estate mortgage	3,892	226	415	198	340
Real estate construction	2,124	-	-	-	-
Real estate one-to-four family	382	-	-	-	-
Consumer	-	-	-	161	89
Total	7,562	226	415	456	1,301
Accruing loans which are contractually past due 90 days or more	115	-	-	-	-
Total of non-accrual and 90 days past due loans	7,677	226	415	456	1,301
Real estate owned	494	-	-	270	742
Total nonperforming assets	$8,171	$226	$415	$726	$2,043
Total loans delinquent 90 days or more to net loans	1.00%	0.03%	0.07%	0.10%	0.34%
Total loans delinquent 90 days or more to total assets	0.87	0.03	0.05	0.08	0.25
Total nonperforming assets to total assets	0.92	0.03	0.05	0.13	0.39

In addition to the non-performing assets set forth in the table above, at March 31, 2008 and 2007 the Company had other loans of concern totaling $6.8 million and $3.9 million, respectively.  This increase is attributable to one land development loan located in southern California and one multi-family mortgage loan located in the Portland, Oregon market.  These two loans totaled $4.9 million and were to a related borrower.  Neither of these loans was on non-accrual status at March 31, 2008.  This increase is offset primarily by two real estate constructions loans totaling $2.0 million that were included in other loans of concern at March 31, 2007 but were on non-accrual status at March 31, 2008.  Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate.  In either or both of these situations the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category.  Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

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

The aggregate amount of the Company's classified assets, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

	At or For the Year Ended March 31,
	2008	2007
	(In thousands)
Substandard assets	$14,344	$4,143
Doubtful assets	-	-
Loss assets	-	-

General loss allowances	9,785	8,623
Specific loss allowances	902	30
Charge-offs	905	186

The loans classified as substandard assets at March 31, 2008 are made up of nine commercial loans totaling $2.1 million – the largest of these loans totaling $1.2 million.  Six other real estate mortgage totaling $9.7 million were also classified as substandard at March 31, 2008 – which includes two land development loans totaling $7.4 million, two multi-family loans totaling $1.4 million and two commercial real estate properties totaling $926,000.  The Company also had four one-to-four family real estate loans totaling $382,000 and three real estate construction loans totaling $2.1 million that were also classified as substandard at March 31, 2008.

Real Estate Owned.  Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs of disposal. Management periodically performs valuations and an allowance for loan losses is established by a charge to operations if the carrying value exceeds the estimated net realizable value.  At March 31, 2008, the Company owned three properties with a recorded value of $494,000 compared to none at March 31, 2007. The $494,000 recorded value consists of two lot loans totaling $175,000 and one multi-family real estate loan in the amount of $319,000.

Allowance for Loan Losses.  The Company maintains an allowance for loan losses to provide for losses inherent in the loan portfolio.  The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses.  A key component to the evaluation is the Company’s external loan review and loan classification systems.  The Problem Loan Committee reviews and monitors the risk and quality of the Company’s loan portfolio. The Problem Loan Committee members include the Executive Vice President and Chief Credit Officer, Chairman and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Credit Administration, and Vice President of Special Assets. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted.  At least annually, loans that are delinquent 60 days or more and with specified outstanding loan balances are subject to review by the internal audit department.  Credit Administration approves any changes to loan grades and monitors loan grades.  For a discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The change in the balance of the allowance for loan losses at March 31, 2008 reflects the proportionate increase in loan balances, the change in mix of loan balances and a change in loss rate when compared to March 31, 2007.  The mix of the loan portfolio showed an increase in the loan balances of commercial and other real estate as well as a slight increase in consumer at March 31, 2008 as compared to balances at March 31, 2007.  Substandard assets were $14.3 million at March 31, 2008 compared to $4.1 million at March 31, 2007.  The increase is primarily attributed to two land development loans totaling $7.4 million, one commercial loan totaling $1.1 million and one multi-family mortgage loan of $1.4 million which were downgraded to substandard in the third and fourth quarters of fiscal year 2008.  One of the land development loans is located in southern California while the other loans are located in the Company’s primary market area.  All of the loans on non-accrual status as of March 31, 2008 were classified as substandard.

At March 31, 2008, the Company had an allowance for loan losses of $10.7 million, or 1.39% of total loans.  The allowance for loan losses, including unfunded commitments of $337,000, was $11.0 million, or 1.44% of total loans at March 31, 2008.  Management considers the allowance for loan losses at March 31, 2008 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or "GAAP"), there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not require the Company to significantly increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and results of operations.  The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	( Dollars in thousands)
Balance at beginning of period	$8,653	$7,221	$4,395	$4,481	$2,739
Provision for loan losses	2,900	1,425	1,500	410	210
Recoveries:
Commercial and construction
Commercial	10	165	87	156	74
Other real estate mortgage	12	-	-	-	-
Real estate construction	-	-	-	-	-
Total commercial and construction	22	165	87	156	74
Consumer
Residential real estate	-	-	48	-	7
Other installment	17	28	14	17	10
Total consumer	17	28	62	17	17
Total recoveries	39	193	149	173	91
Charge-offs:
Commercial and construction
Commercial	794	172	577	490	882
Other real estate mortgage	42	-	-	-	-
Real estate construction	-	-	-	-	-
Total commercial and construction	836	172	577	490	882
Consumer
Residential real estate	48	-	41	149	85
Other installment	21	14	93	30	215
Total consumer	69	14	134	179	300
Total charge-offs	905	186	711	669	1,182
Net charge-offs (recoveries)	866	(7)	562	496	1,091

Allowance acquired from Today’s Bank	-	-	-	-	2,639
Allowance acquired from American Pacific Bank	-	-	1,888	-	-
Net change in allowance for unfunded loan commitments	-	-	-	-	(16)

Balance at end of period	$10,687	$8,653	$7,221	$4,395	$4,481

Ratio of allowance to total loans outstanding at end of period	1.39%	1.25%	1.15%	1.01%	1.16%

Ratio of net charge-offs to average net loans outstanding during period	0.12	-	0.10	0.13	0.31

Ratio of allowance to total of non-accrual and 90 days past due loans	139	3,829	1,740	964	344

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2008		2007		2006		2005		2004
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial	$1,339	14.28%	$1,553	13.18%	$1,549	14.29%	$1,834	18.02%	$1,589	14.92%
Other real estate mortgage	5,415	55.97	4,066	52.19	3,553	52.30	1,863	50.84	2,426	53.59
Real estate construction	2,092	19.37	2,060	24.01	1,365	21.83	276	13.51	155	12.70
Consumer:
Real estate one-to-four family	669	9.90	333	10.10	292	10.17	278	15.99	264	17.53
Other installment	64	0.48	63	0.52	168	1.41	144	1.64	37	1.26
Unallocated	1,108	-	578	-	294	-	-	-	10	-
Total allowance for loan losses	$10,687	100.00%	$8,653	100.00%	$7,221	100.00%	$4,395	100.00%	$4,481	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2008, no investment securities were held for trading.   See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company’s MBS portfolio represents a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on MBS are passed from the mortgage originators, through intermediaries such as FNMA, FHLMC, or private issuers that pool and repackage the participation interests in the form of securities to investors such as the Company.  MBS generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual loans and may be used to collateralize borrowings or other obligations of the Company.

Real estate mortgage investment conduits (“REMICs”) are created by redirecting the cash flows from the pool of mortgages or MBS underlying these securities to create two or more classes, or tranches, with different maturity or risk characteristics designed to meet a variety of investor needs and preferences.  Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available.  Current investment practices of the Company prohibit the purchase of high risk REMICs.  REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities.  At March 31, 2008, the Company owned no privately issued REMICs.

Investments in MBS, including REMICs, involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2008		2007		2006
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
REMICs	$624	4.55%	$923	3.40%	$1,402	4.13%
FHLMC mortgage-backed securities	104	0.76	116	0.43	138	0.41
FNMA mortgage-backed securities	157	1.15	193	0.71	265	0.78
	885	6.46	1,232	4.54	1,805	5.32
Available for sale (at fair value):
Agency securities	-	-	10,740	39.57	15,028	44.25
REMICs	858	6.25	1,083	4.00	1,338	3.94
FHLMC mortgage-backed securities	4,390	32.02	5,439	20.04	6,635	19.54
FNMA mortgage-backed securities	90	0.66	118	0.43	161	0.47
Municipal securities	2,875	20.97	3,508	12.93	3,950	11.63
Trust preferred securities	4,612	33.64	5,019	18.49	5,044	14.85
	12,825	93.54	25,907	95.46	32,156	94.68
Total investment securities	$13,710	100.00%	$27,139	100.00%	$33,961	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2008.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)

Municipal securities	$491	4.24%	$547	4.30%	$645	4.83%	$1,192	4.38%
REMICs	31	4.11	-	-	326	5.02	1,125	4.06
FHLMC mortgage- backed securities	-	-	-	-	4,390	4.01	104	6.35
FNMA mortgage- backed securities	-	-	-	-	76	6.34	171	6.51
Trust preferred securities	-	-	-	-	-	-	4,612	6.66
Total	$522	4.22%	$547	4.30%	$5,437	4.20%	$7,204	5.87%

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

The following table sets forth the balances of deposit accounts in the various types offered by the Company at the dates indicated.

	Year Ended March 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$82,776	0.00%	$91,888	0.00%	$87,490	0.00%
Interest checking	129,552	3.02	139,600	3.17	126,045	1.78
Regular savings accounts	27,403	0.55	32,591	0.55	38,818	0.55
Money market accounts	219,528	4.05	161,590	4.31	120,188	2.73
Certificates of deposit	197,049	4.67	202,506	4.41	194,253	3.42
Total	$656,308	3.37%	$628,175	3.26%	$566,794	2.18%

The average money market account balance increased during fiscal year 2008 primarily due to the Company making available an existing money market product to all the Bank’s branches during the latter half of fiscal year 2007.  However, due to falling interest rates during the second half of fiscal year 2008, the Company saw a shift in customer deposit choices into certificates of deposit.  As a result, total certificates of deposit increased $65.8 million to $265.7 million at March 31, 2008 compared to $199.9 million at March 31, 2007.

At March 31, 2008 and 2007, the Company had deposits from RAMCorp. totaling $41.4 million and $77.2 million, respectively.  These deposits were included in money market accounts and represent assets under management by RAMCorp.  The Company also had $25.2 million and $20.8 million in brokered certificates of deposit at March 31, 2008 and 2007, respectively.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing customer deposit behavior, and increasing or decreasing interest rate environments.  Adverse developments with respect to any of these risk factors could limit the Company’s ability to attract and retain deposits and could have a material negative impact on the Company’s financial condition and results of operations.

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2008.
Maturity Period	Amount	Weighted # Average Rate
	(Dollars in thousands)
Three months or less	$33,749	4.48%
Over three through six months	26,721	4.62
Over six through 12 months	54,910	4.44
Over 12 Months	12,452	4.44
Total	$127,832	4.49%

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

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The FHLB determines specific lines of credit for each member institution and the Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2008, the Bank had $92.9 million of outstanding advances from the FHLB of Seattle under an available credit facility of $250.0 million, which is limited to available collateral.  The growth in FHLB advances during fiscal year 2008 was primarily used to fund the growth in the Company’s loan portfolio.

The following tables set forth certain information concerning the Company's FHLB borrowings at the dates and for the periods indicated.  All of the FHLB advances are scheduled to mature during fiscal year 2009.

	At March 31,
	2008	2007	2006
	(Dollars in thousands)

FHLB advances outstanding	$92,850	$35,050	$46,100
Weighted average rate on FHLB advances	3.35%	5.66%	4.65%

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$122,200	$90,000	$66,400
Average FHLB advances outstanding	47,769	68,300	51,091
Weighted average rate on FHLB advances	4.32%	5.26%	4.44%

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers’ Bank with a guideline limit of $10 million through June 30, 2008.  The facility may be reduced or withdrawn at any time.  As of March 31, 2008, the Bank did not have any outstanding advances on this facility.  See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K,

At March 31, 2008, the Company had established two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 and $217,000 at March 31, 2008 and 2007, respectively, is included in prepaid expenses and other assets in the Consolidated Balance Sheets.  See Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2008, the Company had 270 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

Corporate Information

The Company’s principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2008, the Bank’s investments of $979,000 in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $1.5 million in RAMCorp, an 85% owned subsidiary were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $39,000 for the fiscal year ended March 31, 2008 and total assets of $981,000 at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $479,000 for the fiscal year ended March 31, 2008 and total assets of $1.9 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2008, total assets under management totaled $330.5 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	68	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	55	President and Chief Operating Officer
David A. Dahlstrom	57	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	30	Senior Vice President and Chief Financial Officer
John A. Karas	59	Executive Vice President
James D. Baldovin	49	Executive Vice President Retail Banking
(1)           At March 31, 2008

Patrick Sheaffer is Chairman of the Board and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Prior to February 2004, Mr. Sheaffer served as Chairman of the Board, President and Chief Executive Officer of the Company since inception in 1997. He became Chairman of the Board of the Bank in 1993. Mr. Sheaffer joined the Bank in 1963. He is responsible for leadership and management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations.

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

David A. Dahlstrom is Executive Vice President and Chief Credit Officer and is responsible for all Riverview lending divisions related to its commercial, mortgage and consumer loan activities.  Prior to joining Riverview in May 2002, Mr. Dahlstrom spent 14 years with First Interstate and progressed through a number of management positions, including serving as Senior Vice President of the Business Banking Group in Portland.  In 1999, Mr. Dahlstrom joined a regional bank as Executive Vice President/Community Banking, responsible for all branch operations and small business banking.

Kevin J. Lycklama is Senior Vice President and Chief Financial Officer of the Company.  Prior to February 2008, Mr. Lycklama served as Controller of the Bank since 2006.  Prior to joining Riverview, Mr. Lycklama spent 5 years with a local public accounting firm advancing to the level of audit manager.  He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company.  He holds a Bachelor of Arts degree from Washington State University and is a certified public accountant.

John A. Karas is Executive Vice President of the Bank and also serves as Chairman of the Board, President and CEO of its subsidiary, RAMCorp.  Mr. Karas has been employed by the Company since 1999 and has over 20 years of trust experience.  He is familiar with all phases of the trust business and his experience includes trust administration, trust legal council, investments and real estate. Mr. Karas received his B.A. from Willamette University and his Juris Doctor degree from Lewis & Clark Law School’s Northwestern School of Law.  He is a member of the Oregon, Multnomah County and American Bar Associations and is a Certified Trust and Financial Advisor.  Mr. Karas is also active in numerous civic organizations.

James D. Baldovin is Executive Vice President of Retail Banking and is responsible for the Bank’s branch banking network, customer service, sales and community development.  Mr. Baldovin has been employed by the Bank since January 2003 and has over 20 years of banking expertise in developing and leading sales and service cultures. He holds a Bachelor of Arts degree in economics from Linfield College and is a graduate of the Pacific Coast Banking School.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the Company’s operations.  In addition, the regulations governing the Bank may be amended from time to time by the OTS.  Any such legislation or regulatory changes in the future could have an adverse affect.  We cannot predict whether any such changes may occur.

General

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.  See “-- Savings and Loan Holding Company Regulations.”

Federal Regulation of Savings Institutions

Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OTS assessment for the fiscal year ended March 31, 2008 was $182,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At March 31, 2008, the Bank's lending limit under this restriction was $13.5 million and, at that date, the Bank’s largest loans to one borrower was $10.4 million, which was performing according to its original terms.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See Business – Deposit Activities and Other Sources of Funds – Borrowings.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At March 31, 2008, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement.  The Bank received $55,000 and $15,000 in dividends from the FHLB of Seattle for the years ended March 31, 2008 and 2007, respectively.

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

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank used all of its one-time credit of $283,000 during the year ended March 31, 2008 to offset FDIC assessments. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2008 averaged 5 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the FHLB board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2008, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter.  Previous legislation expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of March 31, 2008, the Bank maintained 65.11% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OTS to maintain minimum levels of regulatory capital.  These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed above, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, the Bank met each of its capital requirements.  For additional information, see Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC.  Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund.  If so, it may require that no FDIC insured institution engage in that activity directly.

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank was examined for CRA compliance and received a rating of outstanding in its latest examination.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can range from $25,000 to $1.1 million per day.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs could substantially exceed the value of the collateral property.

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

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2007, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by OTS regulation. OTS has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, including the Company.

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

Interest rates have recently decreased after increasing for several years.  The U.S. Federal Reserve increased its target for the federal funds rate 17 times, from 1.00% to 5.25% during the period from June 30, 2004 to June 30, 2006.  The U.S. Federal Reserve then decreased its target for the federal funds rate by 300 basis points to 2.00% during the period from September 18, 2007 to March 31, 2008.  A sustained falling interest rate environment has a negative impact on margins as the Bank has more interest-earning assets that adjust downward than interest-bearing liabilities that adjust downward.

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

Our emphasis on commercial lending may expose us to increased lending risks. Our current business strategy is focused on the expansion of commercial real estate and commercial business lending.  These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  While as of the date of this report the economy generally remains good in our primary market of southwest Washington and northwest Oregon, the housing market has slowed recently, with weaker demand for housing, higher inventory levels and longer marketing times.  A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  In addition, these loans generally expose a lender to greater risk of non-payment and loss because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Further, such loans typically involve larger loan balances to single borrowers or groups of related borrowers. Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans.  A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our other real estate mortgage loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.  At March 31, 2008, we had $429.4 million of other real estate mortgage loans, representing 56.0% of our total loan portfolio.  We originate other real estate mortgage loans for individuals and businesses for various purposes which are secured by commercial properties.  The credit risk related to other real estate mortgage loans is considered to be greater than the risk related to one-to-four family residential or other consumer loans because the repayment of these loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, many of these loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on these loans, our holding period for the collateral typically is longer than for one-to-four family residential mortgagee loans because there are fewer potential purchasers of the collateral.  Additionally, these loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our other real estate mortgage loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or other consumer loans.

Our real estate construction and land acquisition and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. We originate construction loans for commercial properties, as well as for single-family home construction.   At March 31, 2008, construction loans totaled $148.6 million, or 19.4% of our total loan portfolio.  Land acquisition and development loans totaled $108.0 million, or 14.1% of our total loan portfolio at March 31, 2008.  In general, construction, land acquisition and development lending involves additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  As a result, construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. The nature of these loans is also such that they are generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.  If our appraisal of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the construction project and may incur a loss.  These loans also pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  Market conditions may result in borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in delinquencies and non-accrual loans.  Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and are likely to result in increased credit losses in these loans.

A sustained downturn in real estate within the Company’s markets could negatively impact the Company. Many of the Company’s loans are secured by real estate located in southwest Washington and northwest Oregon.  Declining real estate values may result in customer’s inability to repay loans.  These trends may continue and may result in losses that exceed the estimates that are currently included in the allowance for loan losses, which could adversely affect the Company’s financial condition and results of operations.

An inadequate allowance for loan losses would reduce our earnings.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance.  Material additions to the allowance could materially decrease our net income.  Our allowance for loan losses was 1.39% of total loans at March 31, 2008.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

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

Our success depends primarily on the general economic conditions of the states of Washington and Oregon and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in seven counties of Washington and Oregon.  The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations.  Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.  Of particular concern are real estate values, which may further decline.  If our market area were to experience significant declines in real estate values this decline may inhibit our ability to recover on defaulted loans by selling the underlying real estate.

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

We regularly explore opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. We cannot predict the number, size or timing of acquisitions. Difficulties in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of deposits, customers and key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with any merger could have an adverse effect on our business and results of operations following the acquisition or otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center, opened in 2006, is also located in Vancouver, Washington (both offices are leased).  At March 31, 2008, the Bank had 10 offices located in Clark County (six of which are leased), one office in Cowlitz County, two offices in Klickitat County, and one office in Skamania County.  The Bank also had three offices in Multnomah County (two of which are leased), one office in Clackamas County, and one office in Marion County.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business.  The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2008, there were 10,913,773 shares of Company Common Stock issued and outstanding, 913 stockholders of record and an estimated 2,500 holders in nominee or “street name.”  Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets.  The principal source of funds for the Company is dividend payments from the Bank.  OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.  The OTS imposes certain limitations on the payment of dividends from the Bank to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level.  See “REGULATION – Federal Regulation of Savings Associations – Limitations on Capital Distributions.”  In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization.  See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2008 and 2007 fiscal years.  At March 31, 2008, there were 17 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market. On August 24, 2006 Riverview Bancorp. Inc. issued a 2-for-1 stock split in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

Fiscal Year Ended March 31, 2008	High	Low	Cash Dividends Declared

Quarter ended March 31, 2008	$12.84	$9.93	$0.090
Quarter ended December 31, 2007	15.36	11.55	0.110
Quarter ended September 30, 2007	15.73	13.30	0.110
Quarter ended June 30, 2007	16.28	13.69	0.110

Fiscal Year Ended March 31, 2007	High	Low	Cash Dividends Declared

Quarter ended March 31, 2007	$17.58	$15.29	$0.100
Quarter ended December 31, 2006	15.72	13.47	0.100
Quarter ended September 30, 2006	13.65	12.58	0.100
Quarter ended June 30, 2006	13.53	12.14	0.095

Stock Repurchase

Shares are being repurchased from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions.  The following table reflects activity for the quarter ended March 31, 2008.

                        Common Stock Repurchased
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1, – January 31, 2008	-	-	-	125,000
February 1 – February 29, 2008	-	-	-	125,000
March 1 – March 31, 2008	-	-	-	125,000
Total	-		-

(1)	On June 21, 2007, the Company announced a stock repurchase program of up to 750,000 shares of its outstanding common stock, representing approximately 6% of outstanding shares at that date.

The Company also has certain stock option plans which provide for the payment of the option exercise price by tendering previously owned shares.  For the year ended March 31, 2008, 14,287 shares were tendered in connection with option exercises

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Riverview Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

250
200
150
100
50
0
3/31/03
3/31/04
3/31/05
3/31/06
3/31/07
3/31/08
Riverview Bancorp, Inc.
S & P 500
NASDAQ Bank

	3/03	3/04	3/05	3/06	3/07	3/08

Riverview Bancorp, Inc.	100.00	122.42	132.60	171.97	210.58	136.32
S & P 500	100.00	135.12	144.16	161.07	180.13	170.98
NASDAQ Bank	100.00	136.20	138.35	156.41	155.93	123.50

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends fiscal year ending March 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2008, 2007, 2006, 2005 and 2004 and for the years then ended have been derived from the Company’s audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	At March 31,
	2008	2007	2006(2)	2005	2004
	(Dollars in thousands)
FINANCIAL CONDITION DATA:
Total assets	$886,849	$820,348	$763,847	$572,571	$520,487
Loans receivable, net (1)	756,538	682,951	623,081	429,959	381,534
Mortgage-backed securities held to maturity, at amortized cost	885	1,232	1,805	2,343	2,517
Mortgage-backed securities available for sale, at fair value	5,338	6,640	8,134	11,619	10,607
Cash and interest-bearing deposits	36,439	31,423	31,346	61,719	47,907
Investment securities available for sale, at fair value	7,487	19,267	24,022	22,945	32,883
Deposit accounts	667,000	665,405	606,964	456,878	409,115
FHLB advances	92,850	35,050	46,100	40,000	40,000
Shareholders’ equity	92,585	100,209	91,687	69,522	65,182

	Year Ended March 31,
	2008	2007	2006(2)	2005	2004
	(Dollars in thousands)
OPERATING DATA:
Interest income	$60,682	$61,300	$47,229	$29,968	$27,584
Interest expense	25,730	24,782	14,877	7,395	6,627
Net interest income	34,952	36,518	32,352	22,573	20,957
Provision for loan losses	2,900	1,425	1,500	410	210
Net interest income after provision for loan losses	32,052	35,093	30,852	22,163	20,747
Gains (losses) from sale of loans, securities and real estate owned	368	434	382	(672)	1,003
Gain on sale of land and fixed assets	6	3	2	830	3
Other non-interest income	8,508	8,597	8,453	6,348	5,583
Non-interest expenses	27,791	26,353	25,374	19,104	17,572
Income before income taxes	13,143	17,774	14,315	9,565	9,764
Provision for income taxes	4,499	6,168	4,577	3,036	3,210
Net income	$8,644	$11,606	$9,738	$6,529	$6,554

(1)  Includes loans held for sale
(2)  On April 22, 2005, the Company acquired American Pacific Bank.

	At March 31,
	2008	2007	2006	2005	2004
OTHER DATA:
Number of:
Real estate loans outstanding	2,926	2,978	3,084	3,037	3,141
Deposit accounts	41,354	38,989	39,095	29,341	27,209
Full service offices	18	18	17	13	13

	At or For the Year Ended March 31,
	2008	2007	2006	2005	2004
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	1.04%	1.43%	1.36%	1.24%	1.35%
Return on average equity	8.92	11.88	10.95	9.56	10.60
Dividend payout ratio (1)	53.16	38.35	39.08	45.59	39.72
Interest rate spread	4.09	4.37	4.55	4.38	4.42
Net interest margin	4.66	5.01	5.03	4.74	4.76
Non-interest expense to average assets	3.34	3.24	3.54	3.62	3.61
Efficiency ratio (2)	63.40	57.85	61.60	65.70	63.79
Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	116.75	118.96	121.14	123.45	122.53
Allowance for loan losses to total net loans at end of period	1.39	1.25	1.15	1.01	1.16
Net charge-offs to average outstanding loans during the period	0.12	-	0.10	0.13	0.31
Ratio of nonperforming assets to total assets	0.92	0.03	0.05	0.13	0.39
Capital Ratios:
Average equity to average assets	11.65	12.01	12.39	12.92	12.72
Equity to assets at end of fiscal year	10.44	12.22	12.00	12.14	12.52

(1)	Dividends per share divided by net income per share
(2)	Non-interest expense divided by the sum of net interest income and non-interest income

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s Consolidated Financial Statements.  The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the impairment of investments and the calculation of income taxes.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” describes generally the Company’s accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company’s Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.  For additional information regarding the allowance for loan losses, see “Allowance for Loan Losses” included in Item 1 and in Note 1 of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Investment Valuation
The Company classifies its investments as held to maturity, available for sale or trading.  The Company had no securities classified as trading at March 31, 2008.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method.  Securities available for sale are carried at fair value.  Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity.  Unrealized holding gains and losses, or valuation allowances established for net unrealized losses, are excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss), net of income taxes.  Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.

The Company’s underlying principle in determining whether impairment is other-than-temporary is based on positive evidence indicating that an investment’s carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary.  Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all.  Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company’s intent and ability to retain the investment for a period of time. In situations in which the security’s fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, the decline is solely attributable to changes in interest rates (not because of increased credit risk), and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

Income taxes
The Company estimates tax expense based on the amount it expects to owe various tax authorities.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.  For additional information see Note 1 and Note 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The April 2005 acquisition of American Pacific Bank added three branches in Oregon:  Portland, Aumsville and Wood Village.  During fiscal year 2006, the Company also opened in Vancouver the Riverview Center (an operations center) and the Tech Center Branch. The Riverview Center is a 50,000 square foot office building where over 80 employees from accounting, audit, data processing, human resources, information technology, loan origination, loan servicing, marketing and operations are located. The Tech Center is a full service branch with the convenience of two drive-up teller windows, drive-up ATM and safe deposit boxes.  During fiscal year 2007, the Company opened a new full service branch and commercial lending center (Gateway branch) in Portland, Oregon. During fiscal year 2008, the Company opened a new lending office in Clackamas Oregon and relocated one of its leased branches in Vancouver into a new Company-owned facility.

The Company’s growing commercial customer base has enjoyed new products and the improvements in existing products.  These new products include business checking, internet banking, remote check capture, expanded cash management services and new loan products.  Retail customers have benefited from expanded choices ranging from additional automated teller machines, consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

Fiscal year 2008 marked the 85th anniversary since the Bank opened its doors in 1923.  The historical emphasis had been on residential real estate lending. However, the Company began diversifying its loan portfolio through the expansion of commercial loans in 1998.  At March 31, 2004, commercial and construction loans as a percentage of the loan portfolio were 81.2%, which has increased to 89.6% of total loans at the end of fiscal year 2008.  Commercial lending including commercial real estate has higher credit risk, wider interest margins and shorter loan terms than residential lending which can increase the loan portfolio’s profitability.

The Company’s relationship banking has been enhanced by the 1998 addition of RAMCorp., a trust company directed by experienced trust officers, through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers.  Development of relationship banking has been the key to the Company’s growth.  Assets under management by RAMCorp. have increased from $285.6 million at March 31, 2007, to $330.5 million at March 31, 2008.

Comparison of Financial Condition at March 31, 2008 and 2007

At March 31, 2008, the Company had total assets of $886.8 million compared with $820.3 million at March 31, 2007.  The increase in total assets was primarily a result of the increase in the balance of loans outstanding.

Cash, including interest-earning accounts, totaled $36.4 million at March 31, 2008, compared to $31.4 million at March 31, 2007, primarily as a result of the maturity of investment securities, an increase in FHLB advances and the issuance of junior subordinated debentures which were partially offset by an increase in loan production.

Investment securities available-for-sale were $7.5 million at March 31, 2008, compared to $19.3 million at March 31, 2007.  The decrease was attributable to maturities and scheduled cash flows of securities.

Mortgage-backed securities available-for-sale were $5.3 million at March 31, 2008, compared to $6.6 million at March 31, 2007.  The $1.3 million decrease was a result of pay downs.   The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $756.5 million at March 31, 2008, compared to $683.0 million at March 31, 2007, a 10.8% increase. Net loans receivable increased $40.7 million, or 5.7%, at March 31, 2008 compared to the previous linked quarter as a result of continued strong loan growth.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area.  Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Deposit accounts totaled $667.0 million at March 31, 2008 compared to $665.4 million at March 31, 2007.  As a result of falling interest rates during fiscal year 2008, the Company has seen a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result, the balance of certificates of deposit increased $65.8 million to $265.7 million at March 31, 2008, compared to $199.9 million at March 31, 2007.

Junior subordinated debentures totaled $22.7 million at March 31, 2008 and $7.2 million at March 31, 2007.  The $15.5 million increase was the result of the issuance of additional trust preferred securities in June 2007.

FHLB advances increased to $92.9 million at March 31, 2008 as compared to $35.1 million at March 31, 2007.  The increase was the result of the Company’s continued strong loan growth and modest deposit growth, due to continued competition for customer deposits.

Shareholders' equity decreased $7.6 million to $92.6 million at March 31, 2008 from $100.2 million at March 31, 2007. The decrease in equity resulting from cash dividends declared to shareholders of $4.6 million and stock repurchases of $12.6 million was partially offset by earnings of $8.6 million for the year ended March 31, 2008.  Exercise of stock options, earned ESOP shares, FIN 48 adjustments and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $932,000 net increase.

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007

Net Income.  Net income was $8.6 million, or $0.79 per diluted earning share for the year ended March 31, 2008, compared to $11.6 million, or $1.01 per diluted share for the year ended March 31, 2007.  The decrease was primarily due to a combination of decreased net interest income and an increase in the provision for loan losses.

Net Interest Income.  Net interest income for fiscal year 2008 was $35.0 million, representing a $1.6 million, or a 4.3% decrease, from $36.5 million in fiscal year 2007.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 116.75% for the fiscal year ended March 31, 2008 compared to 118.96% for the fiscal year ended March 31, 2007 which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.  The net interest margin for the fiscal year ended March 31, 2008 was 4.66% compared to 5.01% for the same prior year period.  The Company’s balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive.  In a decreasing interest rate environment the Company requires time to reduce deposit interest rates to recover the decline in the net interest rate margin.  Interest rates on the Company’s interest-earning asset reprice down faster than interest rates on the Company’s interest-bearing liabilities.  As a result of the Federal Reserve’s 300 basis point reduction in the short-term federal funds rate during the year ended March 31, 2008, approximately 40% of the Company’s loans immediately repriced down 300 basis points. The Company expects interest rate floors on certain loans to begin slowing asset yield reductions with future interest rate reductions by the Federal Reserve.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  Further reductions will be reflected in future deposit offering rates.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income.  Interest income was $60.7 million for the fiscal year ended March 31, 2008 compared to $61.3 million, for the fiscal year ended March 31, 2007.  Decreases in interest income due to the Federal Reserve rate cuts described above were partially offset by increases in the average loan balance due to continued strong loan growth.  Average interest-bearing assets increased $19.9 million to $751.0 million for fiscal year 2008 from $731.1 million for fiscal year 2007.  The yield on interest-earning assets was 8.09% for fiscal year 2008 compared to 8.40% for fiscal year 2007.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2008 totaled $25.7 million, a $948,000 or 3.8% increase from $24.8 million for the fiscal year ended March 31, 2007.  The increase in interest expense is the result of higher rates of interest paid on deposits and borrowings that occurred during the first half of fiscal year 2008.  The weighted average interest rate of total deposits increased from 3.82% for the year ended March 31, 2007 to 3.86% for the year ended March 31, 2008.  The weighted average interest rate of FHLB borrowings decreased from 5.26% for the year ended March 31, 2007 to 4.32% for the year ended March 31, 2008.  Due to the falling interest rate environment, the mix of deposits has shifted into certificates of deposit.

Provision for Loan Losses.  The provision for loan losses for fiscal year 2008 was $2.9 million, compared to $1.4 million for the same period in the prior year.  The increase in the provision for loan losses is the result of increased loan growth,  changes in the loan loss rates and a negative trend in the risk rating migration of certain loans.  The risk rating migration largely consisted of land acquisition and development loans and residential construction loans being moved to higher risk rating categories.  The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.44% at March 31, 2008, compared to 1.31% at March 31, 2007.  Net charge-offs for the year ended March 31, 2008 were $866,000, compared to net recoveries of $7,000 for the same period last year.  The increase in net charge-offs is primarily attributable to the charge-off of three commercial loans totaling $787,000 for the year ended March 31, 2008.  Annualized net charge-offs to average net loans for the year ended March 31, 2008 were 0.12%, compared to annualized net recoveries of 0.00% for the same period in the prior year.  Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio.  Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for other economic conditions.  Management considers the allowance for loan losses at March 31, 2008 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.  Non-interest income decreased $152,000 to $8.9 million for the year ended March 31, 2008 from $9.0 million for the same period in 2007.  Decreases in mortgage broker loan fees that are reported in fees and service charges were partially offset by an increase in asset management fees.  For the year ended March 31, 2008, broker loan fees decreased by $480,000 compared to the year ended March 31, 2007.  The increase in asset management fees of $271,000 for the year ended March 31, 2008 compared to the same prior year period reflects the increase in assets under management by RAMCorp. from $285.6 million at March 31, 2007 to $330.5 million at March 31, 2008.

Non-Interest Expense.  Non-interest expense increased $1.4 million, or 5.5%, to $27.8 million for fiscal year ended March 31, 2008 compared to $26.4 million for fiscal year ended March 31, 2007. The principal component of the increase in the Company's non-interest expense was salaries and employee benefits.  For the year ended March 31, 2008, salaries and employee benefits, which includes mortgage broker commission compensation, was $16.2 million, an 8.2% increase over the prior year total of $15.0 million. Salaries increased as the number of full-time equivalent employees increased to 270 at March 31, 2008 from 255 at March 31, 2007, which was primarily the result of the expansion of the Company’s lending team and the opening of a new branch and separate lending office.

Provision for Income Taxes.  The provision for income taxes was $4.5 million for the year ended March 31, 2008 compared to $6.2 million for the year ended March 31, 2007 as a result of the decrease in income before taxes.  The effective tax rate for fiscal year 2008 was 34.2% compared to 34.6% for fiscal year 2007. The Company’s overall effective tax rate at March 31, 2008 and 2007 takes into account the estimated Oregon apportionment factors for property, payroll and sales.  Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2007 and 2006

Net Income.  Net income was $11.6 million, or $1.01 per diluted share for the year ended March 31, 2007, compared to $9.7 million, or $0.86 per diluted share for the year ended March 31, 2006.  The increase resulted from an increase in interest income and non-interest income partially offset by increases in interest expense and non-interest expense.

Net Interest Income.  Net interest income for fiscal year 2007 was $36.5 million, representing a $4.2 million, or a 12.9% increase, from $32.4 million in fiscal year 2006.  This improvement reflected a 13.3% increase in the average balance of interest earning assets to $731.1 million and an increase in yield to 8.40%.  These increases were partially offset by a 15.4% increase in the average balance of interest-bearing deposits to $536.3 million and an increase in cost to 4.03%.  The ratio of average interest earning assets to average interest bearing liabilities decreased to 118.96% in fiscal year 2007 from 121.14% in fiscal year 2006.

Interest Income.  Interest income was $61.3 million for the fiscal year ended March 31, 2007 compared to $47.2 million, for the fiscal year ended March 31, 2006. Increased interest income was the result of the increase in the average balance and yield on interest-earning assets. Average interest-bearing assets increased $86.0 million to $731.1 million for fiscal 2007 from $645.1 million for fiscal year 2006.  The yield on interest-earning assets was 8.40% for fiscal year 2007 compared to 7.34% for fiscal year 2006.  The increased yield was primarily the result of the increasing interest rate environment.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2007 totaled $24.8 million, a $9.9 million or 66.6% increase from $14.9 million for the fiscal year ended March 31, 2006.  The increase in interest expense was the result of higher rates of interest paid on deposits and borrowings that occurred during fiscal years 2007 and 2006. The weighted average interest rate of total deposits increased from 2.58% for the year ended March 31, 2006 to 3.82% for the year ended March 31, 2007.  The weighted average interest rate of FHLB borrowings increased from 4.44% for the year ended March 31, 2006 to 5.26% for the year ended March 31, 2007. The mix of deposits changed as the interest rates on deposit accounts increased. There was an increased demand for higher yielding money market accounts which was reflected in the growth of total average money market accounts in fiscal year 2007 to $161.6 million compared to $120.2 million in fiscal year 2006. Growth in loans in fiscal year 2007 was supported by the increased average total FHLB-Seattle borrowings of $68.3 million for the fiscal year 2007 compared to $51.1 million for the fiscal year 2006.

Provision for Loan Losses.  The provision for loan losses for fiscal year 2007 was $1.4 million, compared to $1.5 million for the same prior year period. Net recoveries for the year ended March 31, 2007 were $7,000, compared to net charge-offs of $562,000 for the same period of last year.  Annualized net recoveries to average net loans for the year ended March 31, 2007 was 0.00% compared to annualized net charge-offs of 0.10% for the same period in the prior year.  The allowance for loan losses was $8.7 million at March 31, 2007 compared to $7.2 million at March 31, 2006.  The ratio of allowance for credit losses and loan commitments to total loans at March 31, 2007 increased to 1.31% from 1.20% at March 31, 2006.

Non-Interest Income.  Non-interest income increased $197,000, or 2.2%, to $9.0 million for the year ended March 31, 2007 from $8.8 million for the same period in 2006 primarily as a result of a $393,000 increase in asset management fees.  The increase in asset management fees reflects the increase in assets under management by RAMCorp. from $232.8 million at March 31, 2006 to $285.6 million at March 31, 2007.  The $166,000 decrease in fees and service charges reflects the $240,000 decrease in credit card fees resulting from the sale of the credit card portfolio in the second quarter of fiscal 2006. The decrease in credit card fees was partially offset by increases in fees earned on deposit accounts and broker loan fees.

Non-Interest Expense.  Non-interest expense increased $979,000, or 3.9%, to $26.4 million for fiscal year ended March 31, 2007 compared to $25.4 million for fiscal year ended March 31, 2006. For the year ended March 31, 2007, salaries and employee benefits, which includes mortgage broker commission compensation, was $15.0 million, a 3.3% increase over the prior year total of $14.5 million. Salaries increased as the number of full-time equivalent employees increased to 255 at March 31, 2007 from 239 at March 31, 2006, which was primarily the result of the expansion related to increased staffing in branches and operations.

During the third quarter of fiscal year 2007, the ESOP expiration date was extended from December 31, 2011 to December 31, 2017. This extension resulted in the third quarter reduction of ESOP expense of $240,000 reflecting the release of 24,633 ESOP shares to the ESOP participants at December 31, 2006.

Provision for Income Taxes. The provision for income taxes was $6.2 million for the year ended March 31, 2007 compared to $4.6 million for the year ended March 31, 2006.  The increased tax provision was the result of the higher income in fiscal year 2007 compared to the prior year. The effective tax rate for fiscal year 2007 was 34.6% compared to 31.9% for fiscal year 2006. The primary reason for the increase in the effective tax rate was the entry into a new tax jurisdiction including the state of Oregon and Multnomah County in Oregon. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $2.8 million, $3.7 million and $3.1 million are included in interest income for the years ended March 31, 2008, 2007 and 2006, respectively.

	Year Ended March 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$600,386	$50,229	8.37%	$585,595	$50,981	8.71%	$485,554	$37,916	7.81%
Non-mortgage loans	105,470	8,518	8.08	100,031	8,515	8.51	96,472	7,123	7.38
Total net loans (1)	705,856	58,747	8.32	685,626	59,496	8.68	582,026	45,039	7.74

Mortgage-backed securities (2)	7,101	323	4.55	9,077	421	4.64	12,144	530	4.36
Investment securities (2)	11,480	703	6.12	22,260	1,101	4.95	24,101	1,106	4.59
Daily interest-bearing assets	18,656	883	4.73	6,559	337	5.14	19,480	649	3.33
Other earning assets	7,930	99	1.25	7,567	29	0.38	7,333	3	0.04
Total interest-earning assets	751,023	60,755	8.09	731,089	61,384	8.40	645,084	47,327	7.34
Non-interest-earning assets:
Office properties and equipment, net	21,427			20,387			12,358
Other non-interest-earning assets	59,589			61,623			60,294
Total assets	$832,039			$813,099			$717,736

Interest-bearing liabilities:
Regular savings accounts	$27,403	151	0.55	$32,591	179	0.55	$38,818	213	0.55
Interest checking	129,552	3,906	3.02	139,600	4,421	3.17	126,045	2,248	1.78
Money market accounts	219,528	8,882	4.05	161,590	6,969	4.31	120,188	3,276	2.73
Certificates of deposit	197,049	9,204	4.67	202,506	8,938	4.41	194,253	6,646	3.42
Total interest-bearing deposits	573,532	22,143	3.86	536,287	20,507	3.82	479,304	12,383	2.58

Other interest-bearing liabilities	69,733	3,587	5.14	78,259	4,275	5.46	53,217	2,494	4.69
Total interest-bearing liabilities	643,265	25,730	4.00	614,546	24,782	4.03	532,521	14,877	2.79

Non-interest-bearing liabilities:
Non-interest-bearing deposits	82,776			91,888			87,490
Other liabilities	9,068			8,995			8,777
Total liabilities	735,109			715,429			628,788
Shareholders’ equity	96,930			97,670			88,948
Total liabilities and shareholders’ equity	$832,039			$813,099			$717,736
Net interest income		$35,025			$36,602			$32,450
Interest rate spread			4.09%			4.37%			4.55%
Net interest margin			4.66%			5.01%			5.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.75%			118.96%			121.14%
Tax Equivalent Adjustment (3)		$73			$84			$98
(1) Includes non-accrual loans. Includes amortized loan fees of $2.8 million, $3.7 million and $3.1 million for fiscal year 2008, 2007 and 2006, respectively.
(2)    For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders’ equity.

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

	Year Ended March 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Deacrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$1,269	$(2,021)	$(752)	$8,392	$4,673	$13,065
Non-mortgage loans	447	(444)	3	271	1,121	1,392
Mortgage-backed securities	(90)	(8)	(98)	(141)	32	(109)
Investment securities (1)	(617)	219	(398)	(88)	83	(5)
Daily interest-bearing	575	(29)	546	(559)	247	(312)
Other earning assets	1	69	70	-	26	26
Total interest income	1,585	(2,214)	(629)	7,875	6,182	14,057

Interest Expense:
Regular savings accounts	(28)	-	(28)	(34)	-	(34)
Interest checking	(311)	(204)	(515)	263	1,910	2,173
Money market accounts	2,357	(444)	1,913	1,378	2,315	3,693
Certificates of deposit	(247)	513	266	293	1,999	2,292
Other interest-bearing liabilities	(448)	(240)	(688)	1,320	461	1,781
Total interest expense	1,323	(375)	948	3,220	6,685	9,905
Net interest income (1)	$262	$(1,839)	$(1,577)	$4,655	$(503)	$4,152

(1)	Interest is presented on a fully tax-equivalent basis under a tax rate of 34%.

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial, consumer loans that are adjustable rate and short-term loans and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. This approach has remained consistent throughout the past year, as the Company has experienced a change in the mix of loans, deposits and FHLB advances.

The Company's mortgage servicing activities provide additional protection from interest rate risk.  The Company retains servicing rights on all mortgage loans sold.  As market interest rates rise, the fixed rate loans held in portfolio diminish in value.  However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio.  The mortgage loan servicing portfolio totaled $105.7 million at March 31, 2008.  The average balance of the servicing portfolio was $108.5 million and produced loan servicing income of $126,000 for the year ended March 31, 2008.  See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity line of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates.   Adjustable interest rate loans totaled $575.1 million or 75.0% of total gross loans at March 31, 2008 as compared to $550.3 million or 79.6% at March 31, 2007.  Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences.  Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See "Item 1.  Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2008, the combined portfolio carried at $13.7 million had an average term to repricing or maturity of 3.48 years.  Adjustable rate mortgage-backed securities totaled $1.4 million at March 31, 2008 compared to $1.9 million at March 31, 2007.  See "Item 1.  Business -- Investment Activities."

Liquidity and Capital Resources

The Company’s primary source of cash flows is its operations as a lender, which generates interest income on loans.  This is supplemented by fee income, service charges, and interest on investment securities, and reduced by payment of interest expense and non-interest expenses.  After payment of expenses, the Company has significant positive cash flow from operating activities.  The Company’s investing activities typically use cash, primarily for loan originations.  For the year ended March 31, 2008 additional cash flows were provided by the Company’s financing activities as a result of a increased borrowings and the issuance of subordinated debentures. For the year ended March 31, 2007 additional cash flows were provided by the Company’s financing activities as a result of a significant increase in deposit accounts.

The Company's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances.  While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities.  The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2008, cash totaled $36.4 million, or 4.1%, of total assets.  Should the Bank require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB and Pacific Coast Banker’s Bank borrowings.  At March 31, 2008 advances from FHLB totaled $92.9 million and the Bank had additional borrowing capacity available of $157.1 million from the FHLB, subject to collateral limitations.  The Bank also has a $10.0 million fed funds line with Pacific Coast Banker’s Bank at March 31, 2008.

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and Pacific Coast Banker’s Bank.  At March 31, 2008, the Bank's ratio of cash and eligible investments to the sum of withdrawable savings and borrowings due within one year was 4.86%.

At March 31, 2008, the Company had commitments to extend credit of $203.4 million.  The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2008 totaled $234.1 million.  Historically, the Company has been able to retain a significant amount of its deposits as they mature.

Sources of capital and liquidity for the Company on a stand-alone basis include distributions from the Bank and the issuance of debt or equity.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

OTS regulations require the Bank to maintain specific amounts of regulatory capital.  As of March 31, 2008, the Bank complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.29%, 9.78% and 10.99%, respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

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

Contractual Obligations

The following table shows the contractual obligations by expected period, as of March 31, 2008. Further discussion of these commitments is included in Note 19 to the Consolidated Financial Statements included in Item 8 of this report.

At March 31, 2008, scheduled maturities of certificates of deposit, FHLB advances, future operating minimum lease commitments and subordinated debentures were as follows (in thousands):

	Within 1 Year	1 to 3 Years	3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$234,090	$22,762	$6,597	$2,231	$265,680
FHLB advances	92,850	-	-	-	92,850
Operating leases	1,669	2,640	1,637	3,693	9,639
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$328,609	$25,402	$8,234	$28,605	$390,850

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2008, the Company had outstanding real estate one-to-four family loan commitments of $1.1 million and unused lines of credit on real estate one-to-four family loans totaled $20.6 million.  Other installment loan commitments totaled $17,000 and unused lines of credit on other installment loans totaled $1.1 million at March 31, 2008.  Other real estate mortgage loan commitments totaled $19.0 million and the undisbursed balance of other real estate mortgage loans closed was $10.4 million at March 31, 2008.  Commercial loan commitments totaled $8.4 million, undisbursed balances of commercial loans totaled $10.6 million and unused commercial lines of credit totaled $56.2 million at March 31, 2008.  Construction loan commitments totaled $15.7 million and unused construction lines of credit totaled $60.2 million at March 31, 2008.  For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report including Footnote 19, “Commitments and Contingencies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk.  The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.  For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under “Item 1.  Business -- Lending Activities -- Loan Portfolio Analysis,”  “-- Investment Activities” and “-- Deposit Activities and Other Sources of Funds -- Certificates of Deposit by Rates and Maturities” contained herein.

Qualitative Aspects of Market Risk.  The Company's principal financial objective is to achieve long-term profitability while limiting its exposure to fluctuating market interest rates.  The Company intends to reduce risk where appropriate but accepts a degree of risk when warranted by economic circumstances.  The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates.  The principal element in achieving this objective is to increase the interest rate sensitivity of the Company's interest-earning assets by retaining in its portfolio, short–term loans and loans with interest rates subject to periodic adjustments.  The Company relies on retail deposits as its primary source of funds.  As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to ten years.

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

A number of measures are utilized to monitor and manage interest rate risk, including simulation modeling as well as traditional interest rate gap analysis.  While both methods provide an indication of risk for a given change in interest rates, the simulation model is primarily used to assess the impact on earning changes in interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management’s capital leverage plans.  These assumptions are inherently uncertain, therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies among other factors.

The following tables show the approximate percentage change in net interest income over a 24-month period under several rate scenarios.

Change in interest rates:	Percent Change in Net Interest Income (12 months)	Percent Change in Net Interest Income (24 months)

Up 200 basis points	2.7%	4.9%
Base Case	-	1.1%
Down 100 basis points	(2.3%)	(4.5%)

As illustrated in the above table, at March 31, 2008, our balance sheet continues to be slightly asset sensitive, meaning that interest-earning assets reprice faster than interest-bearing liabilities in a given period.  In the current falling interest rate environment there continues to be a negative impact on the net interest margin.  While a sustained rising interest rate environment may increase net interest income.  We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2008.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	1-3 Years	After 3-5 Years	After 5-10 Years	Beyond 10 Years	Total	Fair Value
	(Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable (1)	6.84%	$299,602	$91,084	$86,164	$217,673	$72,702	$767,225	$786,141
Mortgage-backed
securities	4.21	1,438	4,785	-	-	-	6,223	6,230
Investments and other
interest-earning assets	4.10	19,341	1,192	-	-	1,192	21,725	21,725
FHLB stock	0.75	1,470	2,940	2,940	-	-	7,350	7,350
Total assets		$321,851	$100,001	$89,104	$217,673	$73,894	$802,523	$821,446

Interest-Sensitive Liabilities:

Interest checking	1.32	$20,498	$40,996	$40,995	$-	$-	$102,489	$102,489
Non-interest checking accounts	-	16,424	32,848	32,849	-	-	82,121	82,121
Savings accounts	0.55	5,480	10,960	10,961	-	-	27,401	27,401
Money market accounts	2.39	37,862	75,724	75,723	-	-	189,309	189,309
Certificate accounts	4.29	234,090	22,762	6,597	2,231	-	265,680	268,747
FHLB advances	3.35	92,850	-	-	-	-	92,850	92,745
Subordinated debentures	6.12	-	-	-	-	22,681	22,681	15,734
Obligations under capital lease	7.16	37	83	127	458	1,981	2,686	2,686
Total liabilities		407,241	183,373	167,252	2,689	24,662	785,217	781,232
Interest sensitivity gap		(85,390)	(83,372)	(78,148)	214,984	49,232	$17,306	$40,214
Cumulative interest sensitivity gap		$(85,390)	$(168,762)	$(246,910)	$(31,926)	$17,306
Off-Balance Sheet Items:

Commitments to extend credit	-	$44,261	-	-	-	-	$44,261	-
Unused lines of credit	-	$159,152	-	-	-	-	$159,152	-

(1) Includes loans held for sale

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2008, 2007 and 2006
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc and subsidiary as of March 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2008

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

(Dollars in thousands, except share data)	2008	2007
ASSETS
Cash (including interest-earning accounts of $14,238
and $7,818)	$36,439	$31,423
Investment securities available for sale, at fair value (amortized cost of $7,825 and $19,258)	7,487	19,267
Mortgage-backed securities held to maturity, at amortized cost (fair value of $892 and $1,243)	885	1,232
Mortgage-backed securities available for sale, at fair value (amortized cost of $5,331 and $6,778)	5,338	6,640
Loans receivable (net of allowance for loan losses of $10,687 and $8,653)	756,538	682,951
Real estate and other personal property owned	494	-
Prepaid expenses and other assets	2,679	1,905
Accrued interest receivable	3,436	3,822
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	21,026	21,402
Deferred income taxes, net	4,571	4,108
Mortgage servicing rights, net	302	351
Goodwill	25,572	25,572
Core deposit intangible, net	556	711
Bank owned life insurance	14,176	13,614
TOTAL ASSETS	$886,849	$820,348
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposit accounts	$667,000	$665,405
Accrued expenses and other liabilities	8,654	9,349
Advance payments by borrowers for taxes and insurance	393	397
Federal Home Loan Bank advances	92,850	35,050
Junior subordinated debentures	22,681	7,217
Capital lease obligation	2,686	2,721
Total liabilities	794,264	720,139

COMMITMENTS AND CONTINGENCIES (See Note 19)	-	-
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:
2008 – 10,913,773 issued and outstanding	109	117
2007 – 11,707,980 issued and outstanding
Additional paid-in capital	46,799	58,438
Retained earnings	46,871	42,848
Unearned shares issued to employee stock ownership trust	(976)	(1,108)
Accumulated other comprehensive loss	(218)	(86)
Total shareholders’ equity	92,585	100,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$886,849	$820,348
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(Dollars in thousands, except share data)	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$58,747	$59,496	$45,039
Interest on investment securities – taxable	488	854	809
Interest on investment securities – non taxable	142	163	170
Interest on mortgage-backed securities	323	421	530
Other interest and dividends	982	366	681
Total interest and dividend income	60,682	61,300	47,229
INTEREST EXPENSE:
Interest on deposits	22,143	20,507	12,383
Interest on borrowings	3,587	4,275	2,494
Total interest expense	25,730	24,782	14,877
Net interest income	34,952	36,518	32,352
Less provision for loan losses	2,900	1,425	1,500
Net interest income after provision for loan losses	32,052	35,093	30,852
NON-INTEREST INCOME:
Fees and service charges	5,346	5,747	5,913
Asset management fees	2,145	1,874	1,481
Net gain on sale of loans held for sale	368	434	361
Loan servicing income	126	155	91
Gain of sale of credit card portfolio	-	133	311
Bank owned life insurance	562	522	485
Other	335	169	195
Total non-interest income	8,882	9,034	8,837
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,249	15,012	14,536
Occupancy and depreciation	5,146	4,687	3,798
Data processing	786	988	1,414
Amortization of core deposit intangible	155	184	210
Advertising and marketing expense	1,054	1,102	853
FDIC insurance premium	210	74	70
State and local taxes	741	644	580
Telecommunications	406	437	395
Professional fees	826	809	1,328
Other	2,218	2,416	2,190
Total non-interest expense	27,791	26,353	25,374

INCOME BEFORE INCOME TAXES	13,143	17,774	14,315
PROVISION FOR INCOME TAXES	4,499	6,168	4,577
NET INCOME	$8,644	$11,606	$9,738

Earnings per common share:
Basic	$0.79	$1.03	$0.87
Diluted	0.79	1.01	0.86
Weighted average number of shares outstanding:
Basic	10,915,271	11,312,847	11,204,479
Diluted	11,006,673	11,516,232	11,350,335
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Trust	Loss	Total
Balance April 1, 2005	10,031,498	$ 50	$ 41,112	$29,874	$(1,392)	$(122)	$ 69,522

Cash dividends ($0.34 per share)	-	-	-	(3,836)	-	-	(3,836)
Exercise of stock options	37,144	-	314	-	-	-	314
Stock repurchased and retired	(100,000)	-	(1,227)	-	-	-	(1,227)
Stock issued in connection with acquisition	1,576,730	7	16,706	-	-	-	16,713
Earned ESOP shares	-	-	352	-	206	-	558
Tax benefit, stock options	-	-	59	-	-	-	59
	11,545,372	57	57,316	26,038	(1,186)	(122)	82,103

Comprehensive income:
Net income	-	-	-	9,738	-	-	9,738
Other comprehensive income:
Unrealized holding loss on
securities of $154 (net of $79 tax effect)	-	-	-	-	-	(154)	(154)

Total comprehensive income	-	-	-	-	-	-	9,584
Balance March 31, 2006	11,545,372	57	57,316	35,776	(1,186)	(276)	91,687

Stock split	-	58	-	(58)	-	-	-
Cash dividends ($0.395 per share)	-	-	-	(4,476)	-	-	(4,476)
Exercise of stock options	212,054	2	878	-	-	-	880
Stock repurchased and retired	(49,446)	-	-	-	-	-	-
Earned ESOP shares	-	-	196	-	78	-	274
Tax benefit, stock options	-	-	48	-	-	-	48
	11,707,980	117	58,438	31,242	(1,108)	(276)	88,413

Comprehensive income:
Net income	-	-	-	11,606	-	-	11,606
Other comprehensive income:
Unrealized holding gain on
securities of $190 (net of $99 tax effect)	-	-	-	-	-	190	190

Total comprehensive income	-	-	-	-	-	-	11,796
Balance March 31, 2007	11,707,980	117	58,438	42,848	(1,108)	(86)	100,209

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition adjustment	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	414
Tax benefit, stock options	-	-	6	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	84,073

Comprehensive income:
Net income	-	-	-	8,644	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	(132)

Total comprehensive income	-	-	-	-	-	-	8,512
Balance March 31, 2008	10,913,773	$ 109	$ 46,799	$ 46,871	$ (976)	$ (218)	$ 92,585

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006
D(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,644	$ 11,606	$ 9,738
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,193	2,258	1,907
Mortgage servicing rights valuation adjustment	(28)	(25)	(24)
Provision for loan losses	2,900	1,425	1,500
Benefit for deferred income taxes	(395)	(436)	(704)
Noncash expense related to ESOP	414	274	558
Noncash interest expense on capital lease obligation	-	-	49
Increase (decrease) in deferred loan origination fees, net of amortization	51	(407)	933
Origination of loans held for sale	(14,829)	(16,966)	(17,308)
Proceeds from sales of loans held for sale	14,895	17,116	17,786
Excess tax benefit from stock based compensation	(14)	(67)	-
Writedown of real estate owned	9	-	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(361)	(422)	(363)
Income from bank owned life insurance	(562)	(522)	(485)
Changes in assets and liabilities, net of acquisition:
Prepaid expenses and other assets	206	397	(455)
Accrued interest receivable	386	(764)	(371)
Accrued expenses and other liabilities	(956)	437	2,488
Net cash provided by operating activities	12,553	13,904	15,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(76,838)	(60,707)	(76,216)
Proceeds from call, maturity, or sale of investment securities available for sale	11,360	4,850	5,250
Principal repayments on investment securities available for sale	75	75	37
Purchase of investment securities available for sale	-	-	(4,996)
Principal repayments on mortgage-backed securities available for sale	1,447	1,658	3,320
Principal repayments on mortgage-backed securities held to maturity	347	572	538
Purchase of premises and equipment and capitalized software	(1,629)	(4,334)	(8,087)
Acquisition, net of cash received	-	-	(14,663)
Proceeds from sale of real estate owned and premises and equipment	6	3	275
Net cash used by investing activities	(65,232)	(57,883)	(94,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts, net of deposits acquired	1,595	58,441	70,331
Dividends paid	(4,740)	(4,289)	(3,631)
Repurchase of common stock	(12,643)	-	(1,228)
Proceeds from issuance of subordinated debentures	15,000	-	7,000
Proceeds from borrowings	366,500	559,350	150,100
Repayment of borrowings	(308,700)	(570,400)	(174,000)
Principal payments under capital lease obligation	(35)	(32)	(10)
Net increase (decrease) in advance payments by borrowers	(4)	39	44
Excess tax benefit from stock based compensation	14	67	-
Proceeds from exercise of stock options	708	880	314
Net cash provided by financing activities	57,695	44,056	48,920
NET INCREASE (DECREASE) IN CASH	5,016	77	(30,373)
CASH, BEGINNING OF YEAR	31,423	31,346	61,719
CASH, END OF YEAR	$ 36,439	$ 31,423	$ 31,346
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$ 25,511	$ 24,347	$ 14,663
Income taxes	4,639	7,025	5,206
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$ 503	$ -	$ -
Dividends declared and accrued in other liabilities	960	1,144	955
Fair value adjustment to securities available for sale	(201)	289	(234)
Income tax effect related to fair value adjustment	69	(99)	79
Common stock issued upon business combination	-	-	16,713
Borrowings under capital lease obligation	-	-	2,715
Premises and equipment purchases included in accounts payable	70	64	-
Capitalized software acquired under a service agreement	417	-	-
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (“Bancorp” or the “Company”); its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority owned subsidiary, Riverview Asset Management Corp. (“RAMCorp”). All inter-company transactions and balances have been eliminated in consolidation.

The Company has also established two subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 12). In accordance with the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (as amended), the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is an eighteen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various real estate mortgage loans, real estate construction loans, commercial loans, and consumer loans.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Flows – Cash includes amounts on hand, due from banks and interest-earning deposits in other banks.

Loans Held for Sale – The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through either the purchase of MSRs, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income, such amortization is reflected as a component of loan servicing income.

Securities – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale.  Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity or expected call, if sooner.

The Company analyzes investment securities for other than temporary impairment on a periodic basis. Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

Loans – Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for loan losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on non-accrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Allowance for Unfunded Loan Commitments – The allowance for unfunded loan commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded loan commitments is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against non-interest expense.

Real Estate Owned (“REO”) – REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and writes down the REO directly and charges operations for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property.

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings. Depreciation is generally computed on the straight-line method over the estimated useful lives as follows:

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

Mortgage Servicing Rights – Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation (“FHLMC”) are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

MSRs are the rights to service loans. Loan servicing includes collecting payments, remitting funds to investors, insurance companies and tax authorities, collecting delinquent payments, and foreclosing on properties when necessary.

The Company records its originated mortgage servicing rights at fair value in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model.  The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSR in proportion to and over the period of estimated net servicing income.

The MSRs are periodically reviewed for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on market adjusted discount rates, anticipated prepayment speeds, mortgage loan term and coupon rate.  Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield.  Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income.

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  If the fair value exceeds the carrying value, goodwill at the subsidiary is not considered impaired and no additional analysis is necessary.  As of March 31, 2008, the Company has not recognized any impairment loss on the recorded goodwill.

Core Deposit Intangible – Core deposit intangibles are amortized to non-interest expense using an accelerated method (based on expected attrition and cash flows of core deposit accounts purchased) over ten years.

Advertising and Marketing Expense – Costs incurred for advertising, merchandising, market research, community investment, travel and business development are classified as marketing expense and are expensed as incurred.

Income Taxes – Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company files a consolidated federal income tax return. The Bank provides for income taxes separately and remits to the Company amounts currently due.

Trust Assets – Assets held by RAMCorp. in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company.  Assets totaling $330.5 million and $285.6  million were held in trust as of March 31, 2008 and 2007, respectively.

Earnings Per Share – The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”).  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company’s stock options and the shares issued under the Company’s Management Recognition and Development Plan (“MRDP”).

Stock Split – On August 24, 2006, Riverview Bancorp. Inc. common stock was split 2-for-1 in the form of a 100% stock dividend. Shareholders received one additional share for every share owned. The Board of Directors (“Board”) declared the stock split on July 27, 2006 and the record date was August 10, 2006. All share and per share amounts (including stock options) in the consolidated financial statements and accompanying notes were restated to reflect the split, except as otherwise noted.

Stock-Based Compensation – Prior to April 1, 2006, the Company accounted for stock-based compensation arrangements under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under this method, no compensation expense was recognized for the year ended March 31, 2006, as the exercise price of each stock option which the Company granted was equal to the market value of the underlying common stock on the date of grant.

Effective April 1, 2006, the Company adopted SFAS No. 123 (Revised)(SFAS 123R), Share-Based Payment.  SFAS 123R requires the measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is generally the same as the vesting period.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for stock options in the footnote disclosures required under SFAS No. 123 Accounting for Stock-Based Compensation.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions established in SFAS 123R to stock based compensation awards for the year ended March 31, 2006 (dollars in thousands, except per share amounts):

Net income:
As reported	$ 9,738
Deduct: Total stock based compensation expense determined under fair value based method for all options, net of related tax benefit	(1,345)
Pro forma	$ 8,393
Earnings per common share – basic:
As reported	$ 0.87
Pro forma	0.75
Earnings per common share – fully diluted:
As reported	$ 0.86
Pro forma	0.74

Employee Stock Ownership Plan – The Company sponsors a leveraged ESOP. The ESOP is accounted for in accordance with the AICPA Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans.  Stock and cash dividends on allocated shares are recorded as a reduction of additional paid in capital and paid directly to plan participants or distributed directly to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Business segments – The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2008, 2007 and 2006.

Acquisitions - Acquisitions are accounted for in accordance with SFAS 141, Business Combinations under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values.  The results of operations subsequent to the date of acquisition are included in the consolidated financial statements of the Company.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires the recognition, in the financial statements, of the impact of the tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The Company adopted FIN 48 at the beginning of fiscal year 2008.  The adoption of FIN 48 did not have a material impact on the Company.  At the date of adoption, the Company had unrecognized tax benefits related to its state filing positions of $90,000 that, if recognized, would affect the Company’s effective tax rate by $65,000.  The Company recorded an adjustment to retained earnings (net of federal benefits) for these uncertain tax positions totaling $65,000, inclusive of interest and penalties.  The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.  At March 31, 2008, the Company had accrued $11,000 of possible interest and penalties.  The tax years 2003 – 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of March 31, 2008, the Company recognized an additional $22,000 for its state filing positions.  This adjustment was recorded in provision for income taxes in the consolidated statements of income.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company’s financial position, results of operations and cash flows upon adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact on the Company’s financial position, results of operations and cash flows upon adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard also requires additional disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary.   SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 160.

2.	RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances as of March 31, 2008 and 2007 were $476,000 and $258,000, respectively.

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

Assets
Cash	$ 3,433
Investments	1,417
Building and equipment	1,080
Loans	119,536
Core deposit intangible	526
Goodwill	16,359
Other, net	2,547
Total assets	144,898
Liabilities
Deposits	(79,755)
Borrowings	(29,882)
Other liabilities	(452)
Total liabilities	(110,089)

Net assets	$ 34,809
Less:
Stock issued in acquisition	(16,713)
Cash acquired	(3,433)
Cash used in acquisition, net of cash acquired	$ 14,663

Subsequent to the acquisition, tax amounts were adjusted as part of the allocation of the purchase price. At March 31, 2006, the goodwill asset recorded in connection with the APB acquisition was $16.4 million.

4.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2008
Trust Preferred	$ 5,000	$ -	$ (388)	$ 4,612
Municipal bonds	2,825	50	-	2,875
Total	$ 7,825	$ 50	$ (388)	$ 7,487

March 31, 2007
Trust Preferred	$ 5,000	$ 19	$ -	$ 5,019
Agency securities	10,784	-	(44)	10,740
Municipal bonds	3,474	34	-	3,508
Total	$ 19,258	$ 53	$ (44)	$ 19,267

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust Preferred	$ 4,612	$ (388)	$ -	$ -	$ 4,612	$ (388)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Agency securities	$ -	$ -	$10,740	$(44)	$10,740	$(44)

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event.  The value of most of the Company’s securities fluctuates as market interest rates change. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

The contractual maturities of investment securities available for sale are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
March 31, 2008
Due in one year or less	$ 484	$ 491
Due after one year through five years	530	547
Due after five years through ten years	619	645
Due after ten years	6,192	5,804
Total	$ 7,825	$ 7,487

Investment securities with an amortized cost of $5.8 million and a fair value $5.8 million at March 31, 2007, were pledged as collateral for advances at the FHLB. Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at March 31, 2008 and 2007, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $484,000 and $490,000 and a fair value of

$491,000 and $495,000 at March 31, 2008 and 2007, respectively, were pledged as collateral for government public funds held by the Bank. Investment securities with an amortized cost of $5.0 million and a fair value $5.0 million March 31, 2007 were pledged as collateral for borrowings from the discount window at the Federal Reserve Bank.

The Company realized no gains or losses on sales of investment securities available for sale in fiscal years 2008, 2007 and 2006.

5.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 624	$ 2	$ -	$ 626
FHLMC mortgage-backed securities	104	1	-	105
FNMA mortgage-backed securities	157	4	-	161
Total	$ 885	$ 7	$ -	$ 892
March 31, 2007
Real estate mortgage investment conduits	$ 923	$ 6	$ -	$ 929
FHLMC mortgage-backed securities	116	1	-	117
FNMA mortgage-backed securities	193	4	-	197
Total	$ 1,232	$ 11	$ -	$ 1,243

Mortgage-backed securities held to maturity with an amortized cost of $631,000 and $931,000 and a fair value of $633,000 and $938,000 at March 31, 2008 and 2007, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $138,000 and $143,000 and a fair value of $141,000 and $144,000 at March 31, 2008 and 2007, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	12	13
Due after ten years	873	879
Total	$ 885	$ 892

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$ 851	$ 8	$ (1)	$ 858
FHLMC mortgage-backed securities	4,393	1	(4)	4,390
FNMA mortgage-backed securities	87	3	-	90
Total	$ 5,331	$ 12	$ (5)	$ 5,338
March 31, 2007
Real estate mortgage investment conduits	$ 1,070	$ 15	$ (2)	$ 1,083
FHLMC mortgage-backed securities	5,592	-	(153)	5,439
FNMA mortgage-backed securities	116	2	-	118
Total	$ 6,778	$ 17	$ (155)	$ 6,640

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Real estate mortgage investment conduits	$ 501	$ (1)	$ -	$ -	$ 501	$ (1)
FHLMC mortgage-backed securities	-	-	2,393	(4)	2,393	(4)
Total temporarily impaired securities	$ 501	$ (1)	$ 2,393	$ (4)	$2,894	$ (5)

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 as follows (in thousands):

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

The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The value of most of the Company’s securities fluctuates as market interest rates change. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company has the ability and intent to hold securities with unrealized losses until their values recover. The Company realized no gains or losses on sale of mortgage-backed securities available for sale in fiscal years 2008, 2007 and 2006.  The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed security portfolio.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 31	$ 31
Due after one year through five years	-	-
Due after five years through ten years	4,773	4,780
Due after ten years	527	527
Total	$ 5,331	$ 5,338

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $5.2 million and $6.7 million and a fair value of $5.2 million and $6.5 million at March 31, 2008 and 2007, respectively, were pledged as collateral for advances at the FHLB.  Mortgage-backed securities available for sale with an amortized cost of $62,000 and a fair value of $64,000 at March 31, 2008 were pledged as collateral for government public funds held by the Bank.

6.	LOANS RECEIVABLE

A summary of the major categories of loans outstanding is shown in the following table.  Outstanding loan balances at March 31, 2008 and 2007 are net of unearned income, including net deferred loan fees of $3.5 million and $3.7 million, respectively.

Loans receivable excluding loans held for sale consisted of the following (in thousands):

	March 31 ,
	2008	2007
Commercial and construction
Commercial	$109,585	$ 91,174
Other real estate mortgage	429,422	360,930
Real estate construction	148,631	166,073
Total commercial and construction	687,638	618,177

Consumer
Real estate one-to-four family	75,922	69,808
Other installment	3,665	3,619
Total consumer	79,587	73,427

Total loans	767,225	691,604

Less:
Allowance for loan losses	10,687	8,653
Loans receivable, net	$756,538	$682,951

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

The Company originates commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.  Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$ 185	$ 7	$ 408
Originations	360	192	5
Principal repayments	(127)	(14)	(406)
Ending balance	$ 418	$ 185	$ 7

7.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$ 8,653	$ 7,221	$ 4,395
Provision for losses	2,900	1,425	1,500
Charge-offs	(905)	(186)	(711)
Recoveries	39	193	149
Allowance transferred from APB acquisition	-	-	1,888
Ending balance	$ 10,687	$ 8,653	$ 7,221

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Beginning balance	$ 380	$ 362	$ 253
Net change in allowance for unfunded loan commitments	(43)	18	109
Ending balance	$ 337	$ 380	$ 362

Loans on which the accrual of interest has been discontinued were $7.6 million, $226,000 and $415,000 at March 31, 2008, 2007 and 2006, respectively. Interest income foregone on non-accrual loans was $199,000, $12,000 and $21,000 during the years ended March 31, 2008, 2007, and 2006, respectively,

At March 31, 2008 and 2007, non-performing assets were $8.2 million and $226,000, respectively.

At March 31, 2008, 2007 and 2006, the Company’s recorded investment in certain loans that were considered to be impaired was $7.2 million, $426,000, and $415,000 respectively. At March 31, 2008, all of the impaired loans had specific valuation allowances totaling $902,000.  At March 31, 2007, $294,000 of the impaired loans had a specific related valuation allowance of $30,000, while $132,000 did not require a specific valuation allowance.  At March 31, 2006, none of the impaired loans required specific valuation allowances.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average investment in impaired loans was $2.0 million, $959,000 and $889,000 during the years ended March 31, 2008, 2007 and 2006, respectively. The related amount of interest income recognized on loans that were impaired was $65,000, $85,000 and $100,000 during the years ended March 31, 2008, 2007 and 2006, respectively.  At March 31, 2008, loans past due 90 days or more and still accruing interest totaled $115,000.  There were no loans past due 90 days or more and still accruing interest at March 31, 2007 and 2006.

8.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2008	2007

Land	$ 3,878	$ 2,847
Buildings and improvements	13,067	11,736
Leasehold improvements	1,996	1,961
Furniture and equipment	10,151	10,401
Buildings under capitalized leases	2,715	2,715
Construction in progress	2	1,798
Total	31,809	31,458
Less accumulated depreciation and amortization	(10,783)	(10,056)
Premises and equipment, net	$ 21,026	$ 21,402

Depreciation expense was $1.8 million, $1.8 million and $1.2 million for years ended March 31, 2008, 2007 and 2006, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed for the Company’s new operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2008, 2007 and 2006 the Company has recorded $113,000, $113,000 and $38,000, respectively, in amortization expense. At March 31, 2008 and 2007, the Company had accumulated amortization of $263,000 and $150,000, respectively, related to the capital lease.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments as of March 31, 2008 and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2008 (in thousands):

Year Ending March 31:	Operating Leases	Capital Leases
2009	$ 1,669	$ 228
2010	1,594	228
2011	1,046	228
2012	817	236
2013	820	251
Thereafter	3,693	4,185
Total minimum lease payments	$ 9,639	5,356
Less amount representing interest		(2,670)
Present value of net minimum lease payments		$ 2,686

Rent expense was $1.9 million, $1.5 million and $1.6 million for the years ended March 31, 2008, 2007 and 2006, respectively.

9.	MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSRs and the related valuation allowance for the periods indicated and other related financial data (in thousands):

	March 31,
	2008	2007	2006
Balance at beginning of year, net	$ 351	$ 384	$ 470
Additions	139	148	123
Amortization	(216)	(206)	(233)
Change in valuation allowance	28	25	24
Balance end of year, net	$ 302	$ 351	$ 384

Valuation allowance at beginning of year	$ 35	$ 60	$ 84
Change in valuation allowance	(28)	(25)	(24)
Valuation allowance balance at end of year	$ 7	$ 35	$ 60

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets.  At March 31, 2008 and 2007, the MSRs estimated fair value totaled $1.0 million. The 2008 fair value was estimated using discount rate and a range of PSA values (The Bond Market Association’s standard prepayment values) that ranged from 87 to 618.  Total loans serviced for others were $123.8 million, $130.6 million and $139.2 million at March 31, 2008, 2007 and 2006, respectively.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2008	Weighted Average Rate	March 31, 2007
Non-interest-bearing	0.00%	$ 82,121	0.00%	$ 86,601
Interest checking	1.32	102,489	3.19	144,451
Money market	2.39	189,309	4.62	205,007
Savings accounts	0.55	27,401	0.55	29,472
Certificates of deposit	4.29	265,680	4.69	199,874
Total	2.61%	$ 667,000	3.54%	$ 665,405

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit in amounts of $100,000 or more totaled $127.8 million and $79.3 million at March 31, 2008 and 2007, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Interest checking	$ 3,906	$ 4,364	$ 2,248
Money market	8,882	6,971	3,276
Savings accounts	151	179	213
Certificates of deposit	9,204	8,993	6,646
Total	$22,143	$20,507	$12,383

11.	FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2008 and 2007, advances from the FHLB totaled $92.9 million and $35.1 million with a weighted average interest rate of 3.35% and 5.66%, respectively.  The FHLB borrowings at March 31, 2008 consisted of a Cash Management Advance (CMA) with a rate set daily by the Federal Home Loan Bank.  The weighted average interest rate for fixed and adjustable rate advances was 4.32%, 5.26%, and 4.44% for the years ended March 31, 2008, 2007 and 2006, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2008, based on collateral values, the Bank had additional borrowing capacity available of $65 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2008, loans carried at $319.8 million and investments and mortgage-backed securities carried at $5.2 million were pledged as collateral to the FHLB.

At March 31, 2008, all of the Bank’s FHLB advances were scheduled to mature during the fiscal year 2009.

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers’ Bank with a guideline limit of $10 million through June 30, 2008.  The facility may be reduced or withdrawn at any time.  As of March 31, 2008 the Bank did not have any outstanding advances on this facility.

12.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2008, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at March 31, 2008, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 and $217,000 at March 31, 2008 and 2007, respectively, is included in prepaid expenses and other assets in the consolidated balance sheets.  The Company records interest expense on the Debentures in the consolidated statements of income.

The following table is a summary of the terms of the current Debentures at March 31, 2008:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate at 3/31/08	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	4.16%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$ 22,681
(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%
(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% until maturity.

13.	INCOME TAXES

Income tax provision for the years ended March 31 consisted of the following (in thousands):

	2008	2007	2006

Current	$ 4,894	$ 6,604	$ 5,281
Deferred	(395)	(436)	(704)
Total	$ 4,499	$ 6,168	$ 4,577

A reconciliation between income taxes computed at the statutory rate and the effective tax rate for the years ended March 31 is as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income tax rate	1.2	0.9	1.0
ESOP market value adjustment	0.8	0.5	0.9
Interest income on municipal securities	(0.4)	(0.3)	(0.4)
Bank owned life insurance	(1.5)	(1.1)	(1.2)
Other, net	(0.9)	(0.4)	(3.4)
Effective federal income tax rate	34.2%	34.6%	31.9%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2008, 2007 and 2006.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Deferred compensation	$ 660	$ 715
Loan loss reserve	4,014	3,287
Core deposit intangible	90	169
Accrued expenses	215	373
Accumulated depreciation	446	462
Net operating loss carry forward	-	91
Net unrealized loss on securities available for sale	112	44
Capital loss carry forward	699	725
REO expense	186	186
Non-compete	164	169
Other	159	64
Total deferred tax asset	6,745	6,285
Deferred tax liabilities:
FHLB stock dividend	(1,093)	(1,093)
Deferred gain on sale	(170)	(157)
Tax qualified loan loss reserve	(27)	(55)
Purchase accounting	(203)	(259)
Prepaid expense	(97)	(139)
Loan fees/costs	(584)	(474)
Total deferred tax liability	(2,174)	(2,177)
Deferred tax asset, net	$ 4,571	$ 4,108

The Bank’s retained earnings at March 31, 2008 and 2007 include base year bad debt reserves which amounted to $2.2 million, for which no federal income tax liability has been recognized.  The amount of unrecognized deferred tax liability at March 31, 2008 and 2007 was $800,000.  This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987.  These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future.

The Company has a capital loss carry forward of $2.0 million, which will expire in 2010.  Utilization of this loss is subject to certain limitations of the Internal Revenue Code.  The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

No valuation allowance for deferred tax assets was deemed necessary at March 31, 2008 or 2007 based upon the Company’s anticipated future ability to generate taxable income from operations.

14.	EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee’s elective contribution up to 4% of the employee’s compensation. Company expenses related to the Plan for the years ended March 31, 2008, 2007 and 2006 were $455,000, $409,000 and $359,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received.  Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan.  This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 7.57%, 7.51% and 6.66% for the years ended March 31, 2008, 2007 and 2006, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2008 and 2007, the Company’s aggregate liability under the plan was $1.8 million and $2.0 million, respectively.

Bonus Programs - The Company maintains a bonus program for senior management and certain key individuals. The bonus program represents 8.5% of fiscal year profits, assuming profit goals are attained, and is divided among participants based on specific individual goals. The Company also has an incentive program for retail employees that is paid based on the attainment of certain goals. The Company expensed $926,000, $1.3 million and $1.3 million in bonuses and incentives during the years ended March 31, 2008, 2007 and 2006, respectively.

Stock Option Plans - In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”).  The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board.  Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options of up to 714,150 shares of its common stock to officers, directors and employees.  The exercise price of each option granted under the 1998 Plan equals the fair market value of the Company’s common stock on the date of grant with a maximum term of ten years and a vesting period of zero to five years.  At March 31, 2008, there were options for 26,562 shares available for grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”).  The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board.  Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options up to 458,554 shares of its common stock to officers, directors and employees.  The exercise price of each option granted under the 2003 Plan equals the fair market value of the Company’s stock on the date of grant with a maximum term of ten years and a vesting period from zero to five years. At March 31, 2008, there were options for 170,154 shares available for grant under the 2003 Plan.

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

The Company granted 20,000 and 354,000 stock options during the years ended March 31, 2008 and 2006, respectively.  No options were granted during the year ended March 31, 2007.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2008	4.32%	6.25	15.13%	3.06%
Fiscal 2006	4.67%	10.00	26.32%	3.07%

The weighted average grant-date fair value of fiscal years 2008 and 2006 awards were $2.07 and $3.80, respectively.  As of March 31, 2008, unrecognized compensation cost related to nonvested stock options totaled $36,000.  For the year ended March 31, 2008, the Company recognized pre-tax compensation expense related to stock options of $34,000.

The following table presents the activity related to options under all plans for the periods indicated.

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	526,192	$ 10.41	755,846	$ 9.68	454,990	$ 7.18
Grants	20,000	13.42	-	-	354,000	12.70
Options exercised	(95,620)	7.68	(212,054)	7.79	(53,144)	8.48
Forfeited	(25,600)	12.69	(17,600)	10.65	-	-
Balance, end of period	424,972	$ 11.02	526,192	$ 10.41	755,846	$ 9.68

Additional information regarding options outstanding as of March 31, 2008 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Avg Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.03-$6.16	1.89	29,996	$ 5.22	29,996	$ 5.22
6.51- 6.88	1.84	53,776	6.83	53,776	6.83
7.49- 9.51	5.13	41,200	8.73	41,200	8.73
10.10- 10.83	7.06	43,000	10.28	27,400	10.27
12.98-14.52	8.04	257,000	13.06	245,000	12.99
	6.44	424,972	$ 11.02	397,372	$ 10.94

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year ended		Year ended
	March 31, 2008		March 31, 2007
Stock options fully vested and expected to vest:
Number	422,572		523,052
Weighted average exercise price		$ 11.02		$ 10.41
Aggregate intrinsic value		$ (437,882)		$2,892,379
Weighted average contractual term of options		6.82 years		7.07 years

Stock options vested and currently exercisable:
Number	397,372		493,192
Weighted average exercise price		$ 10.94		$ 10.43
Aggregate intrinsic value		$ (382,675)		$2,717,710
Weighted average contractual term of options		6.31 years		6.65 years

The total intrinsic value of stock options exercised was $613,000, $1.7 million and $159,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

15.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) that covers all employees with at least one year and 1000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $414,000, $274,000 and $558,000 for years ended March 31, 2008, 2007 and 2006, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total
Balance, March 31, 2005	$3,664,000	344,862	617,722	962,584
Allocation December 31, 2005		(49,266)	49,266	-
Balance, March 31, 2006	$3,955,000	295,596	666,988	962,584
Allocation December 31, 2006		(24,633)	24,633	-
Balance, March 31, 2007	$4,319,000	270,963	691,621	962,584
Allocation December 31, 2007		(24,633)	24,633	-
Balance, March 31, 2008	$2,458,000	246,330	716,254	962,584

16.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s Board authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997.  No preferred shares were issued or outstanding at March 31, 2008 or 2007.

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”).  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2008.

As of March 31, 2008, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Company’s category.

The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital:
(To Risk Weighted Assets)	$ 88,806	10.99%	$ 64,627	8.0%	$ 80,784	10.0%
Tier I Capital:
(To Risk Weighted Assets)	79,021	9.78	32,314	4.0	48,470	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	79,021	9.29	25,530	3.0	42,550	5.0
Tangible Capital:
(To Tangible Assets)	79,021	9.29	12,765	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as "Well Capitalized" Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital:
(To Risk Weighted Assets)	$ 84,363	11.38%	$ 59,310	8.0%	$ 74,137	10.0%
Tier I Capital:
(To Risk Weighted Assets)	75,740	10.22	29,655	4.0	44,482	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	75,740	9.60	23,662	3.0	39,436	5.0
Tangible Capital:
(To Tangible Assets)	75,740	9.60	11,831	1.5	N/A	N/A

At periodic intervals, the OTS and the FDIC routinely examine the Company’s consolidated financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company’s consolidated financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2008 consolidated financial statements. In view of the uncertain regulatory environment in which the Company operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2008 consolidated financial statements cannot presently be determined.

At March 31, 2008, the Company had 125,000 shares of its outstanding common stock available for repurchase under the June 21, 2007 Board approved stock repurchase plan of 750,000 shares.  The following table summarizes the Company’s common stock repurchased in each of the following periods (dollars in thousands):

	Shares	Value
2008	875,000	$12,643
2007	-	-
2006	100,000	$ 1,228

17.	EARNINGS PER SHARE

Basic earning per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.   For the year ended March 31, 2008, stock options for 15,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive.  There were no antidilutive stock options for the year ended March 31, 2007.

	Years Ended March 31,
	2008	2007	2006
Basic EPS computation:
Numerator-Net income	$ 8,644,000	$ 11,606,000	$ 9,738,000
Denominator-Weighted average common shares outstanding	10,915,271	11,312,847	11,204,479
Basic EPS	$ 0.79	$ 1.03	$ 0.87
Diluted EPS computation:
Numerator-Net Income	$ 8,644,000	$ 11,606,000	$ 9,738,000
Denominator-Weighted average
common shares outstanding	10,915,271	11,312,847	11,204,479
Effect of dilutive stock options	91,402	203,385	145,856
Weighted average common shares
and common stock equivalents	11,006,673	11,516,232	11,350,335
Diluted EPS	$ 0.79	$ 1.01	$ 0.86

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$ 36,439	$ 36,439	$ 31,423	$ 31,423
Investment securities available for sale	7,487	7,487	19,267	19,267
Mortgage-backed securities held to maturity	885	892	1,232	1,243
Mortgage-backed securities available for sale	5,338	5,338	6,640	6,640
Loans receivable, net	756,538	775,454	682,951	680,861
Mortgage servicing rights	302	973	351	1,032
FHLB stock	7,350	7,350	7,350	7,350

Liabilities:
Demand – savings deposits	401,320	401,320	465,531	465,531
Time deposits	265,680	268,747	199,874	199,174

FHLB advances	92,850	92,745	35,050	34,982
Junior subordinated debentures	22,681	15,734	7,217	7,235

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

Mortgage Servicing Rights - The fair value of mortgage servicing rights was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2008, the MSRs fair value totaled $1.0 million, which was estimated using a range of prepayment speed assumptions (The Bond Market Association’s standard prepayment) values that ranged from 87 to 618.

Federal Home Loan Bank Stock - Fair value approximates the carrying amounts.

Deposits - The fair value of deposits with no stated maturity such as non-interest-bearing demand deposits, interest checking, money market and savings accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2008 and 2007. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

19.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions.  Collateral is not required to support commitments.

At March 31, 2008, the Company had outstanding real estate one-to-four family loan commitments of $1.1 million and unused lines of credit on real estate one-to-four family loans totaled $20.6 million.  Other installment loan commitments totaled $17,000 and unused lines of credit on other installment loans totaled $1.1 million.  Other real estate mortgage loan commitments totaled $19.0 million and the undisbursed balance of other real estate mortgage loans closed was $10.4 million.  Commercial loan commitments totaled $8.4 million, undisbursed balances of commercial loans totaled $10.6 million and unused commercial lines of credit totaled $56.2 million.  Construction loan commitments totaled $15.7 million and unused construction lines of credit totaled $60.2 million.

The allowance for unfunded loan commitments was $337,000 at March 31, 2008.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2008 and 2007, standby letters of credit totaled $2.3 million.

At March 31, 2008, the Company had no firm commitments to sell residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  As of March 31, 2008 loans under warranty totaled $105.7 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for others.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

20.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2008 AND 2007
D((Dollars in thousands)	2008	2007
ASSETS
Cash (including interest earning accounts of $8,269 and $4,530)	$ 8,295	$ 4,907
Investment in the Bank	105,731	102,310
Other assets	2,318	1,401
Deferred income taxes	-	22
TOTAL ASSETS	$ 116,344	$ 108,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$ 106	$ 71
Deferred income taxes	12	-
Borrowings	22,681	7,217
Dividend payable	960	1,143
Shareholders' equity	92,585	100,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 116,344	$ 108,640

STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2008, 2007 AND 2006
(Dollars in thousands)	2008	2007	2006
INCOME:
Dividend income from Bank	$ 6,386	$ 7,907	$ 15,000
Interest on investment securities and other short-term investments	468	172	73
Interest on loan receivable from the Bank	94	126	149
Total income	6,948	8,205	15,222
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,636	815	360
Total expense	1,779	958	503
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	5,169	7,247	14,719
BENEFIT FOR INCOME TAXES	(426)	(231)	(363)
INCOME OF PARENT COMPANY	5,595	7,478	15,082
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	3,049	4,128	(5,344)
NET INCOME	$ 8,644	$ 11,606	$ 9,738

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,644	$ 11,606	$ 9,738
Adjustments to reconcile net income cash provided by operating activities:
Equity in undistributed earnings (loss) of the Bank	(3,049)	(4,128)	5,344
Provision for (benefit from) deferred income taxes	34	13	(4)
Earned ESOP shares	414	274	558
Changes in assets and liabilities, net of acquisition
Other assets	(445)	(724)	323
Accrued expenses and other liabilities	(535)	(376)	(588)
Net cash provided by operating activities	5,063	6,665	15,371
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiary	-	-	(5,000)
Acquisition, net of cash acquired	-	-	(18,096)
Net cash used by investing activities	-	-	(23,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,740)	(4,289)	(3,631)
Proceeds from subordinated debentures	15,000	-	7,000
Repurchase of common stock	(12,643)	-	(1,228)
Proceeds from exercise of stock options	708	880	314
Net cash provided (used) by financing activities	(1,675)	(3,409)	2,455
NET INCREASE (DECREASE) IN CASH	3,388	3,256	(5,270)
CASH, BEGINNING OF YEAR	4,907	1,651	6,921
CASH, END OF YEAR	$ 8,295	$ 4,907	$ 1,651

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2008:
Interest income	$ 14,608	$ 15,336	$ 15,314	$ 15,424
Interest expense	6,036	6,478	6,620	6,596
Net interest income	8,572	8,858	8,694	8,828
Provision for loan losses	1,800	650	400	50
Non-interest income	2,214	2,150	2,216	2,302
Non-interest expense	7,168	7,011	6,831	6,781
Income before income taxes	1,818	3,347	3,679	4,299
Provision for income taxes	656	1,134	1,249	1,460
Net income	$ 1,162	$ 2,213	$ 2,430	$ 2,839
Basic earnings per share (1)	$ 0.11	$ 0.21	$ 0.22	$ 0.25
Diluted earnings per share	$ 0.11	$ 0.21	$ 0.22	$ 0.25
Fiscal 2007:
Interest income	$ 15,722	$ 16,078	$ 15,302	$ 14,198
Interest expense	6,662	6,760	6,175	5,185
Net interest income	9,060	9,318	9,127	9,013
Provision for loan losses	100	375	600	350
Non-interest income	2,218	2,410	2,291	2,115
Non-interest expense	6,851	6,461	6,272	6,769
Income before income taxes	4,327	4,892	4,546	4,009
Provision for income taxes	1,563	1,654	1,573	1,378
Net income	$ 2,764	$ 3,238	$ 2,973	$ 2,631
Basic earnings per share (1)	$ 0.24	$ 0.29	$ 0.26	$ 0.23
Diluted earnings per share	$ 0.24	$ 0.28	$ 0.26	$ 0.23
(1)	Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)- 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of the end of the period covered by this report.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)  Changes in Internal Controls:  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Act).  As required by Rule 13a-15(c) of the Act, management has evaluated the effectiveness of the Company’s internal control over financial reporting.  Management’s Annual Report on Internal Control Over Financial Reporting appears in Item 9 of this Form 10-K.

RIVERVIEW BANCORP, INC

Sarbanes-Oxley 404
Management’s Report on Internal Controls over Financial Reporting

The management of Riverview Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting met those criteria.

The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has audited the Company’s internal control over financial reporting as of March 31, 2008, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and our report dated June 12, 2008 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2008

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2008 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.  Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

Code of Ethics

In December 2003, the Board of Directors adopted the Officer and Director Code of Ethics.  The code is applicable to each of the Company’s officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct.  A copy of the Code of Ethics is available on the Company’s website at www.riverviewbank.com.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Edward R. Geiger, Michael D. Allen and Paul L. Runyan.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards.  The Company’s Board of Directors has Mr. Geiger, Audit Committee Chairman, as its financial expert, as defined in SEC’s regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption  "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	242,000	$12.98	170,154
1998 Stock Option Plan	182,972	8.43	26,562

Equity compensation plans not approved by security holders:	-	-	-

Total	424,972		196,716

Item 13.  Certain Relationships and Related Transactions; and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)       1.          Financial Statements
        See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules
         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
	10.2	Form of Change of Control Agreement between the Bank and Ronald L. Dobyns (3)
	10.5	Employee Severance Compensation Plan (4)
	10.6	Employee Stock Ownership Plan (5)
	10.7	Management Recognition and Development Plan (6)
	10.8	1998 Stock Option Plan (6)
	10.9	1993 Stock Option and Incentive Plan (6)
	10.10	2003 Stock Option Plan (7)
	10.11	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	10.12	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (8)
	11	Statement of recomputation of per share earnings (See Note 17 of Notes to Consolidated Financial Statements contained herein.)
	21	Subsidiaries of Registrant (9)
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(7)	Filed as Exhibit 99 to the Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date: June 8, 2008	By:	/s/Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer	By:	/s/Ronald A. Wysaske
Patrick Sheaffer		Ronald A. Wysaske
Chairman of the Board and		President and Chief Operating Officer
Chief Executive Officer		Director
(Principal Executive Officer)

Date: June 8, 2008	Date:	June 8, 2008

By: /s/Kevin J. Lycklama	By:	/s/ Paul L. Runyan
Kevin J. Lycklama		Paul L. Runyan
Senior Vice President and		Vice Chairman of the Board and
Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: June 8, 2008	Date:	June 8, 2008

By: /s/ Gary R. Douglass	By:	/s/ Edward R. Geiger
Gary R. Douglass		Edward R. Geiger
Director		Director

Date: June 8, 2008	Date:	June 8, 2008

By: /s/ Michael D. Allen	By:	/s/ Jerry C. Olson
Michael D. Allen		Jerry C. Olson
Director		Director

Date: June 8, 2008	Date:	June 8, 2008

EXHIBIT INDEX [REQUIRED BY 601 ((a)(2)) OF REGULATION S-K]

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-66049, 333-38887, and 333-109894 on Form S-8 our reports dated June 12, 2008, relating to the consolidated financial statements of Riverview Bancorp, Inc. and Subsidiary, and the effectiveness of Riverview Bancorp, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Riverview Bancorp, Inc. and Subsidiary for the year ended March 31, 2008.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2008

Exhibit 31.1
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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)-4 and 15d-15(e)-4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 8, 2008                                                                             /S/ Patrick Sheaffer
Patrick Sheaffer
                Chairman and Chief Executive Officer

Exhibit 31.2
Certification Required
By Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

I, Kevin J. Lycklama, certify that:

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15(e) abd 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 8, 2008                                                                               /s/ Kevin J. Lycklama
Kevin J. Lycklama
              Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certifies in his capacity as an officer of Riverview Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Annual Report on Form 10-K that:

1.	the report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.
    the information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements
    included in such report.

/S/ Patrick Sheaffer	/S/ Kevin J. Lycklama
Patrick Sheaffer                                                                                        Kevin J. Lycklama
Chief Executive Officer                                                                           Chief Financial Officer

Dated: June 8, 2008                                                                                  Dated: June 8, 2008