Form 10-Q
period 2008-06-30
RIVERVIEW BANCORP INC
filed 2008-08-06
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes        No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share,  10,923,773 shares outstanding as of August 1, 2008.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and March 31, 2008	1

	Consolidated Statements of Income Three Months Ended June 30, 2008 and 2007	2

	Consolidated Statements of Shareholders' Equity Year Ended March 31, 2008 and the Three Months Ended June 30, 2008	3

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5-15

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4:	Controls and Procedures	24

Part II.	Other Information	25-26

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		27
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008

(In thousands, except share and per share data) (Unaudited)	June 30, 2008	March 31, 2008
ASSETS
Cash (including interest-earning accounts of $9,429 and $14,238)	$28,271	$36,439
Investment securities held to maturity, at amortized cost (fair value of $536 and none)	536	-
Investment securities available for sale, at fair value (amortized cost of $7,786 and $7,825)	6,876	7,487
Mortgage-backed securities held to maturity, at amortized cost (fair value of $767 and $892)	762	885
Mortgage-backed securities available for sale, at fair value (amortized cost of $4,963 and $5,331)	4,915	5,338
Loans receivable (net of allowance for loan losses of $13,107 and $10,687)	763,631	756,538
Real estate and other personal property owned	639	494
Prepaid expenses and other assets	2,473	2,679
Accrued interest receivable	3,080	3,436
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	20,698	21,026
Deferred income taxes, net	4,799	4,571
Mortgage servicing rights, net	282	302
Goodwill	25,572	25,572
Core deposit intangible, net	521	556
Bank owned life insurance	14,322	14,176
TOTAL ASSETS	$884,727	$886,849
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposit accounts	$629,407	$667,000
Accrued expenses and other liabilities	8,034	8,654
Advanced payments by borrowers for taxes and insurance	128	393
Federal Home Loan Bank advances	129,760	92,850
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,677	2,686
Total liabilities	792,687	794,264
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:
June 30, 2008 – 10,923,773 issued and outstanding	109	109
March 31, 2008 – 10,913,773 issued and outstanding
Additional paid-in capital	46,826	46,799
Retained earnings	46,703	46,871
Unearned shares issued to employee stock ownership trust	(980)	(976)
Accumulated other comprehensive loss	(618)	(218)
Total shareholders’ equity	92,040	92,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$884,727	$886,849

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended
	June 30,
(In thousands, except share and per share data)(Unaudited)	2008	2007
INTEREST INCOME:

Interest and fees on loans receivable	$13,324	$14,880
Interest on investment securities – taxable	56	172
Interest on investment securities – non-taxable	32	38
Interest on mortgage-backed securities	61	91
Other interest and dividends	93	243
Total interest and dividend income	13,566	15,424

INTEREST EXPENSE:
Interest on deposits	4,106	6,190
Interest on borrowings	1,093	406
Total interest expense	5,199	6,596
Net interest income	8,367	8,828
Less provision for loan losses	2,750	50
Net interest income after provision for loan losses	5,617	8,778

NON-INTEREST INCOME:
Fees and service charges	1,210	1,427
Asset management fees	624	548
Net gain on sale of loans held for sale	52	91
Loan servicing income	28	39
Bank owned life insurance	146	139
Other	122	58
Total non-interest income	2,182	2,302

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,884	3,968
Occupancy and depreciation	1,233	1,302
Data processing	199	168
Amortization of core deposit intangible	35	42
Advertising and marketing expense	181	282
FDIC insurance premium	114	19
State and local taxes	175	171
Telecommunications	124	104
Professional fees	202	223
Other	520	502
Total non-interest expense	6,667	6,781

INCOME BEFORE INCOME TAXES	1,132	4,299
PROVISION FOR INCOME TAXES	339	1,460
NET INCOME	$793	$2,839

Earnings per common share:
Basic	$0.07	$0.25
Diluted	0.07	0.25
Weighted average number of shares outstanding:
Basic	10,677,999	11,391,825
Diluted	10,698,292	11,527,586

                See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2008
AND THE THREE MONTHS ENDED JUNE 30, 2008
(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance April 1, 2007	11,707,980	$117	$58,438	$42,848	$(1,108)	$(86)	$100,209

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition adjustment	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	414
Tax benefit, stock options	-	-	6	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	84,073

Comprehensive income:
Net income	-	-	-	8,644	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	(132)

Total comprehensive income	-	-	-	-	-	-	8,512
Balance March 31, 2008	10,913,773	109	46,799	46,871	(976)	(218)	92,585

Cash dividends ($0.09 per share)	-	-	-	(961)	-	-	(961)
Exercise of stock options	10,000	-	63	-	-	-	63
Earned ESOP shares	-	-	(36)	-	(4)	-	(40)
	10,923,773	109	46,826	45,910	(980)	(218)	91,647

Comprehensive income:
Net income	-	-	-	793	-	-	793
Other comprehensive income:
Unrealized holding loss on
securities of $400 (net of $227 tax effect)	-	-	-	-	-	(400)	(400)

Total comprehensive income	-	-	-	-	-	-	393
Balance June 30, 2008	10,923,773	$109	$46,826	$46,703	$(980)	$(618)	$92,040

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands) (Unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$793	$2,839
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	561	558
Mortgage servicing rights valuation adjustment	(6)	(13)
Provision for loan losses	2,750	50
Noncash expense (income) related to ESOP	(40)	86
Increase (decrease) in deferred loan origination fees, net of amortization	259	(201)
Origination of loans held for sale	(2,449)	(3,947)
Proceeds from sales of loans held for sale	2,451	3,966
Excess tax benefit from stock based compensation	(11)	(2)
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(39)	(91)
Income from bank owned life insurance	(146)	(139)
Changes in assets and liabilities:
Prepaid expenses and other assets	184	(563)
Accrued interest receivable	356	136
Accrued expenses and other liabilities	(614)	(228)
Net cash provided by operating activities	4,049	2,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(10,322)	19,719
Proceeds from call, maturity, or sale of investment securities available for sale	-	5,490
Principal repayments on investment securities available for sale	37	37
Purchase of investment securities held to maturity	(536)	-
Principal repayments on mortgage-backed securities available for sale	369	373
Principal repayments on mortgage-backed securities held to maturity	123	97
Purchase of premises and equipment and capitalized software	(143)	(249)
Proceeds from sale of real estate owned and premises and equipment	98	-
Net cash provided (used) in investing activities	(10,374)	25,467

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(37,593)	26,763
Dividends paid	(960)	(1,144)
Repurchase of common stock	-	(2,344)
Proceeds from borrowings	229,010	32,600
Repayment of borrowings	(192,100)	(62,650)
Proceeds from issuance of subordinated debentures	-	15,464
Principal payments under capital lease obligation	(9)	(8)
Net decrease in advance payments by borrowers	(265)	(235)
Excess tax benefit from stock based compensation	11	2
Proceeds from exercise of stock options	63	293
Net cash provided (used) by financing activities	(1,843)	8,741
NET INCREASE (DECREASE) IN CASH	(8,168)	36,659
CASH, BEGINNING OF PERIOD	36,439	31,423
CASH, END OF PERIOD	$28,271	$68,082
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,338	$6,737
Income taxes	10	30

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$255	$-
Dividends declared and accrued in other liabilities	961	1,243
Fair value adjustment to securities available for sale	(627)	(53)
Income tax effect related to fair value adjustment	227	19
Premises and equipment purchases included in accounts payable	20	-

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim unaudited financial statements have been included.  All such adjustments are of a normal recurring nature.

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2008 (“2008 Form 10-K”). The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

2.   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (“Bancorp” or the “Company”); its wholly-owned subsidiary, Riverview Community Bank (“Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority-owned subsidiary, Riverview Asset Management Corp. (“RAM Corp.”)  All inter-company transactions and balances have been eliminated in consolidation.

3.    STOCK PLANS AND STOCK-BASED COMPENSATION

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1, 1998 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 714,150 shares of its common stock to officers, directors and employees. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years. At June 30, 2008, there were options for 44,062 shares of the Company’s common stock available for future grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2008, there were options for 188,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2008		Year Ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,972	$11.02	526,192	$10.41
Grants	2,500	8.12	20,000	13.42
Options exercised	(10,000)	4.70	(95,620)	7.68
Forfeited	(38,000)	11.38	(25,600)	12.69
Balance, end of period	379,472	$11.13	424,972	$11.02

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2008	Year Ended March 31, 2008
Intrinsic value of options exercised in the period	$31,400	$613,283
Stock options fully vested and expected to vest:
Number	376,947	422,572
Weighted average exercise price	$11.13	$11.02
Aggregate intrinsic value	$(1,406,328)	$(437,882)
Weighted average contractual term of options (years)	6.54	6.82
Stock options vested and currently exercisable:
Number	357,672	397,372
Weighted average exercise price	$11.06	$10.94
Aggregate intrinsic value	$(1,310,635)	$(382,675)
Weighted average contractual term of options (years)	6.08	6.31

Stock-based compensation expense related to stock options for the three months ended June 30, 2008 and 2007 was approximately $5,000 and $11,000, respectively.  As of June 30, 2008, there was approximately $35,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the three months ended June 30, 2008 and 2007, the Company granted 2,500 and 5,000 stock options, respectively.  The weighted average fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $1.32 and $2.27 per option, respectively.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2009	3.89%	6.25	16.95%	2.86%
Fiscal 2008	4.32%	6.25	15.13%	3.06%

4.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, excluding restricted stock and unallocated shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”).  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options.  For the three months ended June 30, 2008, stock options for 282,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive.  There were no antidilutive stock options for the three months ended June 30, 2007.

	Three Months Ended June 30,
	2008	2007
Basic EPS computation:
Numerator-net income	$793,000	$2,839,000
Denominator-weighted average common shares outstanding	10,677,999	11,391,825
Basic EPS	$0.07	$0.25
Diluted EPS computation:
Numerator-net income	$793,000	$2,839,000
Denominator-weighted average common shares outstanding	10,677,999	11,391,825
Effect of dilutive stock options	20,293	135,761
Weighted average common shares
and common stock equivalents	10,698,292	11,527,586
Diluted EPS	$0.07	$0.25

5.     INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008
Municipal bonds	$536	$-	$-	$536

The contractual maturities of investment securities held to maturity are as follows (in thousands):

June 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	536	536
Total	$536	$536

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008
Trust preferred	$5,000	$-	$(950)	$4,050
Municipal bonds	2,786	40	-	2,826
Total	$7,786	$40	$(950)	$6,876

March 31, 2008
Trust Preferred	$5,000	$-	$(388)	$4,612
Municipal bonds	2,825	50	-	2,875
Total	$7,825	$50	$(388)	$7,487

The contractual maturities of investment securities available for sale are as follows (in thousands):

June 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$482	$487
Due after one year through five years	530	544
Due after five years through ten years	619	640
Due after ten years	6,155	5,205
Total	$7,786	$6,876

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at June 30, 2008 and March 31, 2008, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $482,000 and $484,000 and a fair value of $487,000 and $491,000 at June 30, 2008 and March 31, 2008, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

T Trust Preferred	$4,050	$(950)	$-	$-	$4,050	$(950)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust Preferred	$4,612	$(388)	$-	$-	$4,612	$(388)

The unrealized losses on the above investment securities are primarily due to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline.  Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary.  The Company realized no gains or losses on sales of investment securities for the three-month periods ended June 30, 2008 and 2007.

6.    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$528	$2	$-	$530
FHLMC mortgage-backed securities	101	1	-	102
FNMA mortgage-backed securities	133	2	-	135
Total	$762	$5	$-	$767
March 31, 2008
Real estate mortgage investment conduits	$624	$2	$-	$626
FHLMC mortgage-backed securities	104	1	-	105
FNMA mortgage-backed securities	157	4	-	161
Total	$885	$7	$-	$892

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	12	13
Due after ten years	750	754
Total	$762	$767

Mortgage-backed securities held to maturity with an amortized cost of $643,000 and $631,000 and a fair value of $646,000 and $633,000 at June 30, 2008 and March 31, 2008, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $114,000 and $138,000 and a fair value of $115,000 and $141,000 at June 30, 2008 and March 31, 2008, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$777	$7	$-	$784
FHLMC mortgage-backed securities	4,103	-	(56)	4,047
FNMA mortgage-backed securities	83	1	-	84
Total	$4,963	$8	$(56)	$4,915
March 31, 2008
Real estate mortgage investment conduits	$851	$8	$(1)	$858
FHLMC mortgage-backed securities	4,393	1	(4)	4,390
FNMA mortgage-backed securities	87	3	-	90
Total	$5,331	$12	$(5)	$5,338

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

June 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$3	$3
Due after one year through five years	-	-
Due after five years through ten years	4,458	4,405
Due after ten years	502	507
Total	$4,963	$4,915

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $4.9 million and $5.2 million and a fair value of $4.8 million and $5.2 million at June 30, 2008 and March 31, 2008, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.  Mortgage-backed securities available for sale with an amortized cost of $80,000 and $62,000 and a fair value of $81,000 and $64,000 at June 30, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

F FHLMC mortgage-backed securities	$1,831	$(25)	$2,216	$(31)	$4,047	$(56)

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Real estate mortgage investment conduits	$501	$(1)	$-	$-	$501	$(1)
FHLMC mortgage-backed securities	-	-	2,393	(4)	2,393	(4)
Total temporarily impaired securities	$501	$(1)	$2,393	$(4)	$2,894	$(5)

The unrealized losses on the above mortgage-backed securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline.  The Company does not believe that any of the securities are impaired due to reasons of credit quality or is related to any company or industry specific event.  Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary.  The Company realized no gains or losses on sales of mortgage-backed securities for the three-month periods ended June 30, 2008 and 2007.  The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed security portfolio.

7.    LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2008	March 31, 2008
Commercial and construction
Commercial	$110,620	$109,585
Other real estate mortgage	438,910	429,422
Real estate construction	142,206	148,631
Total commercial and construction	691,736	687,638

Consumer
Real estate one-to-four family	81,625	75,922
Other installment	3,377	3,665
Total consumer	85,002	79,587

Total loans	776,738	767,225

Less:
Allowance for loan losses	13,107	10,687
Loans receivable, net	$763,631	$756,538

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of June 30, 2008 and March 31, 2008, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.    ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,
	2008	2007

Beginning balance	$10,687	$8,653
Provision for losses	2,750	50
Charge-offs	(348)	(5)
Recoveries	18	30
Total allowance for loan losses, ending balance	$13,107	$8,728

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007

Beginning balance	$337	$380
Net change in allowance for unfunded loan commitments	(38)	2
Ending balance	$299	$382

Loans on which the accrual of interest has been discontinued were $23.0 million and $7.6 million at June 30, 2008 and March 31, 2008, respectively. Interest income foregone on non-accrual loans was $394,000 and $6,000 during the three months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and March 31, 2008, impaired loans were $29.0 million and $7.2 million, respectively. At June 30, 2008 and March 31, 2008, all of the impaired loans had specific valuation allowances of $3.8 million and $902,000, respectively.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $18.1 million and $2.0 million during the three months ended June 30, 2008 and the year ended March 31, 2008, respectively. The related amount of interest income recognized on loans that were impaired was $135,000 and $4,000 during the three months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there were no loans past due and still accruing interest.  At March 31, 2008, loans past due and still accruing interest were $115,000.

9.    MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights (“MSRs”) and the related allowance for the periods indicated and other related financial data (in thousands):

	Three Months Ended June 30,
	2008	2007

Balance at beginning of period, net	$302	$351
Additions	22	34
Amortization	(48)	(51)
Change in valuation allowance	6	13
Balance at end of period, net	$282	$347

Valuation allowance at beginning of period	$7	$35
Change in valuation allowance	(6)	(13)
Valuation allowance at end of period	$1	$22

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets.  At June 30, 2008 and March 31, 2008, the fair value of MSRs totaled $1.0 million. The June 30, 2008 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association’s standard prepayment values) that ranged from 153 to 553.

10.     BORROWINGS
Borrowings are summarized as follows (dollars in thousands):

	At June 30, 2008	At March 31, 2008
Federal Home Loan Bank advances	$129,760	$92,850
Weighted average interest rate:	2.70%	3.35%

Borrowings have the following maturities at June 30, 2008 (in thousands):

2009	$104,760
2010	25,000
Total	$129,760

11.      JUNIOR SUBORDINATED DEBENTURE

At June 30, 2008, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at June 30, 2008, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2008 and March 31, 2008, is included in prepaid expenses and other assets in the Consolidated Balance Sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at June 30, 2008:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate at 6/30/08	Maturing Date
	(dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	4.14%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
	Total	$22,681

(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2)	The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.

12.   FAIR VALUE MEASUREMENT

SFAS No. 157, “Fair Value Measurements” defines fair value and establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The following definitions describe the categories used in the tables presented under fair value measurement.

Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date.  An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Financial instruments are broken down in the tables that follow by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition (in thousands).

		Fair value measurements at June 30, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$11,791	$-	$11,791	$-

Total recurring assets measured at fair value	$11,791	$-	$11,791	$-

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment.  The following table represents the fair value measurement for nonrecurring assets (in thousands).

		Fair value measurements at June 30, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$25,244	$-	$-	$25,244

Total nonrecurring assets measured at fair value	$25,244	$-	$-	$25,244

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  An impaired loan is measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.

13.     NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  The Company’s adoption of SFAS No. 157 on April 1, 2008 did not have a material impact on the consolidated financial statements.  See Footnote 12 “Fair Value Measurement” for further information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value.  The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  The Company’s adoption of SFAS No. 159 on April 1, 2008 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No.  141(R) is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 160.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risk as of June 30, 2008 (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$51,849
Fixed-rate	5,367
Standby letters of credit	1,965
Undisbursed loan funds, and unused lines of credit	155,432
Total	$214,613

At June 30, 2008, the Company had no firm commitments to sell residential loans to the FHLMC.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2008, loans under warranty totaled $103.4 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the financial statements.

At June 30, 2008, scheduled maturities of certificates of deposit, FHLB advances, junior subordinated debentures and future minimum operating lease commitments were as follows (in thousands):

	Within 1 year	1-3 Years	3-5 Years	After 5 Years	Total Balance

Certificates of deposit	$227,548	$18,521	$6,496	$2,399	$254,964
FHLB advances	129,760	-	-	-	129,760
Junior subordinated debentures	-	-	-	22,681	22,681
Operating leases	1,675	2,419	1,631	3,499	9,224
Total other contractual obligations	$358,983	$20,940	$8,127	$28,579	$416,629

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other portions of this report contain statements that the Company believes are  “forward-looking statements”.  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision(“OTS”) and our bank subsidiaries by the FDIC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2008

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2008 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2008 Form 10-K.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A reconciliation of net interest income as reported to net interest income on a fully tax equivalent basis are contained in the tables under “Net Interest Income.”

Executive Overview

Financial Highlights.  Net income for the three months ended June 30, 2008 was $793,000, or $0.07 per basic share ($0.07 per diluted share), compared to net income of $2.8 million, or $0.25 per basic share ($0.25 per diluted share) for the three months ended June 30, 2007. Net interest income after provision for loan losses decreased $3.2 million to $5.6 million for the three months ended June 30, 2008 compared to $8.8 million for the same quarter last year.  Non-interest income and non-interest expense decreased slightly for the quarter-ended June 30, 2008 compared to the same quarter last year.

The annualized return on average assets was 0.36% for the three months ended June 30, 2008, compared to 1.39% for the three months ended June 30, 2007. For the same periods, the annualized return on average common equity was 3.35% compared to 11.16%, respectively.  The efficiency ratio was 63.20% for the first quarter of fiscal 2008 compared to 60.93% for the same period last year.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.  Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.06% of the loan portfolio at June 30, 2008.  The Company’s strategic plan emphasizes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company manages growth diversification while including a significant amount of commercial and commercial real estate loans in its loan portfolio. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans.  Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms but also carry higher credit risk than traditional fixed-rate mortgages.  The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark County, four in the Portland metropolitan area and four lending centers.

In order to support the Company’s strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in our infrastructure. The Company’s efficiency ratio reflects this investment and will likely remain relatively high by industry standards for the foreseeable future as a result of the emphasis on growth and local, personal service.  Working to control its non-interest expenses remains a high priority for the Company’s management.

The Company continuously reviews new products and services to provide its customers more financial options. With the Company’s emphasis on the growth of non-interest income and the control of non-interest expense, all new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  Emphasis on enhancing the Bank’s cash management product line is in process with the hiring of an experienced cash management officer.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to a more robust cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.

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

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2008	(in thousands)

Commercial	$110,620	$-	$-	$110,620
Commercial construction	-	-	54,821	54,821
Office buildings	-	85,386	-	85,386
Warehouse/industrial	-	44,270	-	44,270
Retail/shopping centers/strip malls	-	78,042	-	78,042
Assisted living facilities	-	30,651	-	30,651
Single purpose facilities	-	73,478	-	73,478
Land	-	102,509	-	102,509
Multi-family	-	24,574	-	24,574
One-to-four family construction	-	-	87,385	87,385
Total	$110,620	$438,910	$142,206	$691,736

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2008	(in thousands)

Commercial	$109,585	$-	$-	$109,585
Commercial construction	-	-	55,277	55,277
Office buildings	-	88,106	-	88,106
Warehouse/industrial	-	39,903	-	39,903
Retail/shopping centers/strip malls	-	70,510	-	70,510
Assisted living facilities	-	28,072	-	28,072
Single purpose facilities	-	65,756	-	65,756
Land	-	108,030	-	108,030
Multi-family	-	29,045	-	29,045
One-to-four family construction	-	-	93,354	93,354
Total	$109,585	$429,422	$148,631	$687,638

Comparison of Financial Condition at June 30, 2008 and March 31, 2008

At June 30, 2008, the Company had total assets of $884.7 million, compared with $886.8 million at March 31, 2008.

Cash, including interest-earning accounts, totaled $28.3 million at June 30, 2008, compared to $36.4 million at March 31, 2008.   The $8.2 million decrease was attributable to the utilization of cash to fund increased loan production as deposit accounts decreased during the period.

Investment securities available for sale totaled $6.9 million at June 30, 2008, compared to $7.5 million at March 31, 2008. The $611,000 decrease was attributable to maturities and scheduled cash flows.

Mortgage-backed securities available for sale totaled $4.9 million at June 30, 2008, compared to $5.3 million at March 31, 2008.  The $423,000 decrease is attributable to maturities and scheduled cash flows.

Loans receivable, net, totaled $763.6 million at June 30, 2008, compared to $756.5 million at March 31, 2008, an increase of $7.1 million.  The increase in net loans is attributable to continued loan growth as the company followed its strategic plan of increasing commercial real estate loan originations.  This increase was partially offset by the pay down of several large loans.  Commercial real estate loans, excluding land acquisition and development loans, increased $15.0 million during the quarter-ended June 30, 2008.  This increase was partially offset by a $5.5 million decrease in land acquisition and development loans and a $6.0 million decrease in one-to-four family construction loans.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas.  Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Goodwill was $25.6 million at June 30, 2008 and March 31, 2008.  As of June 30, 2008, the Company has not recognized any impairment loss on the recorded goodwill.

Deposit accounts totaled $629.4 million at June 30, 2008, compared to $667.0 million at March 31, 2008.  During the quarter-ended June 30, 2008, $25.2 million in brokered certificates of deposits matured.  At June 30, 2008, the Company had no brokered deposits.  The decrease in deposits is also a result of the general downturn in the real estate market as well as the overall economy.  The Company has continued to experience increased competition for customer deposits within its market area.  In addition, as market interest rates have decreased, the Company has seen a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result, the balance of certificates of deposit increased $73.7 million to $255.0 million at June 30, 2008, compared to $181.3 million at June 30, 2007.

FHLB advances totaled $129.8 million at June 30, 2008 and $92.9 million at March 31, 2008.  The $36.9 million increase was attributable to the Company’s continued loan growth coupled with a decrease in deposit balances, which resulted from the maturities of the brokered deposit accounts described above and competition for customer deposits.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $545,000 to $92.0 million at June 30, 2008 from $92.6 million at March 31, 2008.  The decrease in equity attributable to cash dividends declared to shareholders of $961,000 was partially offset by net income of $793,000 for the three months ended June 30, 2008.  Exercise of stock options, earned ESOP shares and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $377,000 net decrease.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated in accordance with regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk, weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of June 30, 2008.

As of June 30, 2008, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital categorization.  The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital:
(To Risk-Weighted Assets)	$ 89,476	11.03%	$ 64,923	8.0%	$ 81,154	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	80,121	9.87	32,462	4.0	48,692	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	80,121	9.43	25,491	3.0	42,485	5.0
Tangible Capital:
(To Tangible Assets)	80,121	9.43	12,745	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital:
(To Risk-Weighted Assets)	$ 88,806	10.99%	$ 64,627	8.0%	$ 80,784	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	79,021	9.78	32,314	4.0	48,470	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	79,021	9.29	25,530	3.0	42,550	5.0
Tangible Capital:
(To Tangible Assets)	79,021	9.29	12,765	1.5	N/A	N/A

Liquidity

The Bank’s primary source of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities and FHLB advances.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2008, cash totaled $28.3 million, or 3.2% of total assets.  The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2008, the Bank had $129.8 million in outstanding advances from the FHLB of Seattle under an available credit facility of $263.3 million, limited to available collateral.  The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank at June 30, 2008.  The Bank had no borrowings outstanding under this credit arrangement at June 30, 2008.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Asset Quality

The allowance for loan losses was $13.1 million at June 30, 2008 and $10.7 million at March 31, 2008.  Management believes the allowance for loan losses at June 30, 2008 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  Pertinent factors considered for establishing the allowance for loan losses include size and composition of the portfolio, actual loss experience, current economic conditions, industry trends and data, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $23.6 million or 2.67% of total assets at June 30, 2008 compared to $8.2 million or 0.92% of total assets at March 31, 2008.  The $23.0 million balance of non-accrual loans consists of twenty loans to sixteen borrowers, which includes two commercial loans totaling $1.2 million, six land acquisition and development loans totaling $16.4 million (the largest of which was $5.5 million), three other real estate mortgage loans totaling $2.4 million, three real estate construction loans totaling $2.3 million, five residential real estate loans totaling $520,000 and one consumer loan totaling $97,000. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $3.5 million to a Washington borrower who has property located in Southern California.

The $639,000 balance of real estate owned is comprised of one land loan totaling $65,000, one multi-family real estate loan totaling $319,000, one real estate construction loan totaling $185,000 and one one-to-four family real estate loan totaling $70,000.  All of these properties are located in the Company’s primary market area except for the $185,000 real estate construction loan which is located on the southern Washington coast.

The following table sets forth information regarding the Company’s non-performing assets.

	June 30, 2008	March 31, 2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial	$1,175	$1,164
Other real estate mortgage	18,828	3,892
Real estate construction	2,337	2,124
Real estate one-to-four family	520	382
Consumer	97	-
Total	22,957	7,562
Accruing loans which are contractually past due 90 days or more	-	115
Total of non-accrual and 90 days past due loans	22,957	7,677
Real estate owned	639	494
Total nonperforming assets	$23,596	$8,171
Total loans delinquent 90 days or more to net loans	2.96%	1.00%
Total loans delinquent 90 days or more to total assets	2.59	0.87
Total nonperforming assets to total assets	2.67	0.92

As of June 30, 2008 and March 31, 2008, other loans of concern totaled $10.9 million and $6.8 million, respectively.  The increase is attributable to three real estate construction loans totaling $8.3 million.  Two of these loans totaling $3.7 million are located in Lincoln County, Oregon and were to a related borrower.  The remaining $4.6 million loan is located in the Vancouver, Washington market area.  This increase is offset by a land development loan totaling $3.5 million and a multi-family real estate loan totaling $1.4 million that were included in loans of other concern at March 31, 2008 but have since been placed on non-accrual status.  Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual category.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 14 of the Notes to Consolidated Financial Statements contained herein.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Interest Income.  The Company’s profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and its cost of funds, which consists of interest paid on deposits and borrowings.  When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three months ended June 30, 2008 was $8.4 million, representing a decrease of $461,000, or 5.2%, from $8.8 million during the same prior year period. Average interest-earning assets to average interest-bearing liabilities decreased to 114.56% for the three-month period ended June 30, 2008, compared to 118.23% in the same prior year period. This indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.  The net interest margin for the quarter-ended June 30, 2008 was 4.20% compared to 4.83% for the quarter-ended June 30, 2007. The Company’s balance sheet interest rate sensitivity achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive.  In a decreasing interest rate environment the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin.  Interest rates on the Company’s interest-earning assets reprice down faster than interest rates on the Company’s interest-bearing liabilities.  As a result of the Federal Reserve’s 325 basis point reduction in the short-term federal funds rate since August 2007, approximately 40% of the Company’s loans immediately repriced down 325 basis points.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  Further reductions will be reflected in future deposit offerings.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income. Interest income decreased $1.9 million, or 12.0%, to $13.6 million for the three months ended June 30, 2008 compared to $15.4 million for the three months ended June 30, 2007.  Interest income on loans receivable decreased primarily as a result of the Federal Reserve interest rate cuts described above as well as interest income reversals on non-performing loans.  During the three months ended June 30, 2008, the Company reversed $394,000 of interest income on non-performing loans.  These decreases were partially offset by increases in the average loan balance as a result of continued strong loan growth.  Average interest-earning assets increased $66.2 million to $800.3 million for the three months ended June 30, 2008 from $734.1 for the same period in prior year.  The yield on interest-earning assets was 6.81% for the three months ended June 30, 2008 compared to 8.44% for the same three months ended June 30, 2007.

Interest Expense. Interest expense decreased $1.4 million, or 21.2%, to $5.2 million for the three months ended June 30, 2008, compared to $6.6 million for the three months ended June 30, 2007.  The decrease in interest expense is primarily attributable to the lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate on total deposits decreased to 2.91% for the three months ended June 30, 2008 from 4.17% for the same period in the prior year.  The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations decreased to 3.30% for the three months ended June 30, 2008 from 6.28% for the same period in the prior year.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Mortgage loans	$654,423	$11,499	7.05%	$582,912	$12,705	8.74%
Non-mortgage loans	112,617	1,825	6.50	101,390	2,175	8.60
Total net loans (1)	767,040	13,324	6.97	684,302	14,880	8.72

Mortgage-backed securities (2)	5,983	61	4.09	7,783	91	4.69
Investment securities (2)(3)	7,848	104	5.32	16,848	230	5.48
Daily interest-bearing assets	11,051	54	1.96	17,579	228	5.20
Other earning assets	8,373	39	1.87	7,623	15	0.79
Total interest-earning assets	800,295	13,582	6.81	734,135	15,444	8.44

Non-interest-earning assets:
Office properties and equipment, net	20,900			21,252
Other non-interest-earning assets	57,085			61,081
Total assets	$878,280			$816,468

Interest-bearing liabilities:
Regular savings accounts	$26,949	37	0.55	$28,238	39	0.55
Interest checking accounts	94,616	336	1.42	146,188	1,232	3.38
Money market deposit accounts	182,730	1,037	2.28	220,561	2,542	4.62
Certificates of deposit	261,354	2,696	4.14	200,018	2,377	4.77
Total interest-bearing deposits	565,649	4,106	2.91	595,005	6,190	4.17

Other interest-bearing liabilities	132,922	1,093	3.30	25,925	406	6.28
Total interest-bearing liabilities	698,571	5,199	2.99	620,930	6,596	4.26

Non-interest-bearing liabilities:
Non-interest-bearing deposits	76,021			83,927
Other liabilities	8,674			9,549
Total liabilities	783,266			714,406
Shareholders’ equity	95,014			102,062
Total liabilities and shareholders’ equity	$878,280			$816,468
Net interest income		$8,383			$8,848
Interest rate spread			3.82%			4.18%
Net interest margin			4.20%			4.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.56%			118.23%
Tax equivalent adjustment (3)		$16			$20

(1)	Includes non-accrual loans.

(2)
For purposes of the computation of average yield on investments available of sale, historical cost balances were utilized;
therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3)	Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable-equivalent basis under a tax rate of 34%.

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2008 compared to the quarter-ended June 30, 2007.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to		Total
	Volume	Rate	Incease (Decrease)
	(in thousands)
Interest Income:
Mortgage loans	$1,438	$(2,644)	$(1,206)
Non-mortgage loans	222	(572)	(350)
Mortgage-backed securities	(19)	(11)	(30)
Investment securities (1)	(119)	(7)	(126)
Daily interest-bearing	(65)	(109)	(174)
Other earning assets	1	23	24
Total interest income	1,458	(3,320)	(1,862)

Interest Expense:
Regular savings accounts	(2)	-	(2)
Interest checking accounts	(339)	(557)	(896)
Money market deposit accounts	(381)	(1,124)	(1,505)
Certificates of deposit	662	(343)	319
Other interest-bearing liabilities	962	(275)	687
Total interest expense	902	(2,299)	(1,397)
Net interest income	$556	$(1,021)	$(465)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%.

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2008 was $2.8 million, compared to $50,000 for the same period in the prior year.  The increase in the provision for loan losses is the result of increased loan growth, changes in the loan loss rates and trends in the risk rating migration of certain loans as well as regional market conditions with regard to the decrease in home and land values.  The risk rating migration largely consisted of land acquisition and development loans and residential construction loans being moved to higher risk rating categories.  The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.73% at June 30, 2008, compared to 1.36% at June 30, 2007.  Net charge-offs for the current period were $330,000, compared to net recoveries of $25,000 for the same period last year. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2008 was 0.17% compared to annualized net recoveries to average net loans of 0.01% for the same period in the prior year.  The increase in charge-offs for the period was primarily attributable to one consumer loan totaling $211,000.  Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio.  Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for other economic conditions.  Management considers the allowance for loan losses at June 30, 2008 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.  Non-interest income decreased $120,000 to $2.2 million for the quarter-ended June 30, 2008 compared to $2.3 million for the quarter-ended June 30, 2007.  Decreases in mortgage broker loan fees that are reported in fees and service charges were partially offset by an increase in asset management fees.  For the quarter-ended June 30, 2008, broker loan fees decreased by $263,000 compared to the quarter-ended June 30, 2007.  The increase in asset management fees of $76,000 for the quarter-ended June 30, 2008 compared to the quarter-ended June 30, 2007 reflects the increase in assets under management by RAMCorp. from $302.1 million at June 30, 2007 to $342.8 million at June 30, 2008.

Non-Interest Expense.  Non-interest expense decreased $114,000 to $6.7 million for the quarter-ended June 30, 2008 compared to $6.8 million for the same prior year period.  Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate business activity.  Salaries and employee benefits decreased $84,000 to $3.9 million for the three months ended June 30, 2008 compared to $4.0 million for the three months ended June 30, 2007.  Full-time equivalent employees decreased to 258 at June 30, 2008 from 264 at June 30, 2007.  Marketing expense also decreased $101,000 to $181,000 for the quarter-ended June 30, 2008 compared to $282,000 for the quarter-ended June 30, 2007.

The Company’s FDIC Insurance premium increased $95,000 as a result of a one-time FDIC credit which the Company applied against its insurance expense in fiscal year 2008.

Provision for Income Taxes.  Provision for income taxes was $339,000 for the three months ended June 30, 2008, compared to $1.5 million for the three months ended June 30, 2007.  This decrease was a result of the decrease in income before taxes. The effective tax rate for three months ended June 30, 2008 was 29.9% compared to 34.0% for the three months ended June 30, 2007.  The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s Asset Liability Committee is responsible for implementing the interest rate risk policy, which sets forth limits established by the Board of acceptable changes in net interest income, and the portfolio value from specified changes in interest rates.  The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected cash flows from existing off-balance sheet contracts.  The Asset Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and the Company’s current operating results, liquidity, capital and interest rate exposure.  In addition, the Asset Liability Committee monitors asset and liability characteristics on a regular basis and performs analyses to determine the potential impact of various business strategies in controlling interest rate risk and other potential impact of these strategies upon future earnings under various interest rate scenarios.  Based on these reviews, the Asset Liability Committee formulates a strategy that is intended to implement the objectives contained in its business plan without exceeding limits set forth in the Company’s interest rate risk policy for losses in net interest income and net portfolio value.

There has not been any material change in the market risk disclosures contained in the 2008 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of June 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2008, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.  The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to error or fraud may occur and not be detected.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, on the Company’s financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2008 Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table summarizes the Company’s share repurchases for the quarter-ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Number of Shares that May Yet Be Purchased Under the Program (1)
March 31 – April 30, 2008	-	-	-	125,000
May 1 – May 31, 2008	-	-	-	125,000
June 1 – June 30, 2008	-	-	-	125,000
Total	-		-

(1)	On June 21, 2007, the Company announced a stock repurchase program of up to 750,000 shares of its outstanding common stock, representing approximately 6% of outstanding shares at that date.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Employee Severance Compensation Plan (3)
10.3	Employee Stock Ownership Plan (4)
10.4	Management Recognition and Development Plan (5)
10.5	1998 Stock Option Plan (5)
10.6	1993 Stock Option and Incentive Plan (5)
10.7	2003 Stock Option Plan (6)
10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)

10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RIVERVIEW BANCORP, INC.

By:	/S/Patrick Sheaffer	By:	/S/Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Senior Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	August 1, 2008	Date:	August 1, 2008

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 31.1
Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 of Riverview Bancorp, Inc.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)- 15(e) and 15(d)- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)- 15(f) and 15(d)- 15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: August 1, 2008	/S/ Patrick Sheaffer
Patrick Sheaffer
Chairman and Chief Executive Officer

Exhibit 31.2
Section 302 Certification

I, Kevin J. Lycklama, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 of Riverview Bancorp, Inc.;

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a) - 15(f) and 15(d) - 15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: August 1, 2008	/S/ Kevin J. Lycklama
Kevin J. Lycklama
Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the “Company”) and in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 that:

1.	the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.
the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

/S/Patrick Sheaffer	/S/Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chief Executive Officer	Chief Financial Officer

Dated: August 1, 2008	Dated: August 1, 2008

31