Form 10-Q
period 2008-09-30
RIVERVIEW BANCORP INC
filed 2008-11-10
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes         No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 10,923,773 shares outstanding as of November 1, 2008.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and March 31, 2008	1

	Consolidated Statements of Income Three months and Six months Ended September 30, 2008 and 2007	2

	Consolidated Statements of Shareholders' Equity Year Ended March 31, 2008 and the Six months Ended September 30, 2008	3

	Consolidated Statements of Cash Flows Six months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5-15

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-28

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4:	Controls and Procedures	28

Part II.	Other Information	29-31

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		32

EXHIBIT INDEX		33

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND MARCH 31, 2008

(In thousands, except share and per share data) (Unaudited)	September 30, 2008	March 31, 2008
ASSETS
Cash (including interest-earning accounts of $11,786 and $14,238)	$26,214	$36,439
Loans held for sale	773	-
Investment securities held to maturity, at amortized cost (fair value of $536)	536	-
Investment securities available for sale, at fair value (amortized cost of $9,371 and $7,825)	9,473	7,487
Mortgage-backed securities held to maturity, at amortized cost (fair value of $701 and $892)	698	885
Mortgage-backed securities available for sale, at fair value (amortized cost of $4,619 and $5,331)	4,567	5,338
Loans receivable (net of allowance for loan losses of $16,124 and $10,687)	770,391	756,538
Real estate and other personal property owned	699	494
Prepaid expenses and other assets	6,102	2,679
Accrued interest receivable	3,280	3,436
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	20,281	21,026
Deferred income taxes, net	4,442	4,571
Mortgage servicing rights, net	271	302
Goodwill	25,572	25,572
Core deposit intangible, net	488	556
Bank owned life insurance	14,470	14,176
TOTAL ASSETS	$895,607	$886,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposit accounts	$637,490	$667,000
Accrued expenses and other liabilities	7,675	8,654
Advanced payments by borrowers for taxes and insurance	375	393
Federal Home Loan Bank advances	136,660	92,850
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,668	2,686
Total liabilities	807,549	794,264
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:
September 30, 2008 – 10,923,773 issued and outstanding	109	109
March 31, 2008 – 10,913,773 issued and outstanding
Additional paid-in capital	46,846	46,799
Retained earnings	42,024	46,871
Unearned shares issued to employee stock ownership trust	(954)	(976)
Accumulated other comprehensive income (loss)	33	(218)
Total shareholders’ equity	88,058	92,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$895,607	$886,849

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED	Three months Ended		Six months Ended
SEPTEMBER 30, 2008 AND 2007	September 30,		September 30,
(In thousands, except share and per share data) (Unaudited)	2008	2007	2008	2007
INTEREST INCOME:

Interest and fees on loans receivable	$13,425	$14,631	$26,749	$29,511
Interest on investment securities – taxable	121	140	177	312
Interest on investment securities – non-taxable	37	38	69	76
Interest on mortgage-backed securities	55	85	116	176
Other interest and dividends	91	420	184	663
Total interest and dividend income	13,729	15,314	27,295	30,738

INTEREST EXPENSE:
Interest on deposits	3,800	6,033	7,906	12,223
Interest on borrowings	1,287	587	2,380	993
Total interest expense	5,087	6,620	10,286	13,216
Net interest income	8,642	8,694	17,009	17,522
Less provision for loan losses	7,200	400	9,950	450
Net interest income after provision for loan losses	1,442	8,294	7,059	17,072

NON-INTEREST INCOME:
Fees and service charges	1,219	1,382	2,429	2,809
Asset management fees	547	513	1,171	1,061
Net gain on sale of loans held for sale	81	92	133	183
Impairment of investment security	(3,414)	-	(3,414)	-
Loan servicing income	33	27	61	66
Bank owned life insurance	148	140	294	279
Other	73	62	195	120
Total non-interest income (loss)	(1,313)	2,216	869	4,518

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,740	3,908	7,624	7,876
Occupancy and depreciation	1,251	1,244	2,484	2,546
Data processing	208	208	407	376
Amortization of core deposit intangible	33	38	68	80
Advertising and marketing expense	255	370	436	652
FDIC insurance premium	157	19	271	38
State and local taxes	169	178	344	349
Telecommunications	114	92	238	196
Professional fees	248	172	450	395
Other	533	602	1,053	1,104
Total non-interest expense	6,708	6,831	13,375	13,612

INCOME (LOSS) BEFORE INCOME TAXES	(6,579)	3,679	(5,447)	7,978
PROVISION (BENEFIT) FOR INCOME TAXES	(2,381)	1,249	(2,042)	2,709
NET INCOME (LOSS)	$(4,198)	$2,430	$(3,405)	$5,269

Earnings (loss) per common share:
Basic	$(0.39)	$0.22	$(0.32)	$0.47
Diluted	(0.39)	0.22	(0.32)	0.47
Weighted average number of shares outstanding:
Basic	10,692,838	10,904,464	10,685,459	11,146,813
Diluted	10,692,838	11,026,598	10,685,459	11,275,562

                See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2008
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2008
(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance April 1, 2007	11,707,980	$117	$58,438	$42,848	$(1,108)	$(86)	$100,209

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition adjustment	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	414
Tax benefit, stock options	-	-	6	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	84,073

Comprehensive income:
Net income	-	-	-	8,644	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	(132)

Total comprehensive income	-	-	-	-	-	-	8,512
Balance March 31, 2008	10,913,773	109	46,799	46,871	(976)	(218)	92,585

Cash dividends ($0.135 per share)	-	-	-	(1,442)	-	-	(1,442)
Exercise of stock options	10,000	-	70	-	-	-	70
Earned ESOP shares	-	-	(23)	-	22	-	(1)
	10,923,773	109	46,846	45,429	(954)	(218)	91,212

Comprehensive income:
Net loss	-	-	-	(3,405)	-	-	(3,405)
Other comprehensive income:
Unrealized holding loss on
securities of $2,002 (net of $1,031 tax effect) less reclassification adjustment for net losses included in net income of $2,253 (net of $1,161 tax effect)	-	-	-	-	-	251	251

Total comprehensive income	-	-	-	-	-		(3,154)
Balance September 30, 2008	10,923,773	109	46,846	42,024	(954)	33	88,058

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands) (Unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,405)	$5,269
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,086	1,102
Mortgage servicing rights valuation adjustment	(4)	(14)
Provision for loan losses	9,950	450
Noncash expense (income) related to ESOP	(1)	176
Increase (decrease) in deferred loan origination fees, net of amortization	296	(34)
Origination of loans held for sale	(6,674)	(8,524)
Proceeds from sales of loans held for sale	5,908	7,949
Excess tax benefit from stock based compensation	(11)	(7)
Net loss (gain) on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	3,294	(183)
Income from bank owned life insurance	(294)	(279)
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,410)	(580)
Accrued interest receivable	156	(28)
Accrued expenses and other liabilities	(448)	(1,056)
Net cash provided by operating activities	6,443	4,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(24,395)	(4,853)
Proceeds from call, maturity, or sale of investment securities available for sale	-	10,490
Principal repayments on investment securities available for sale	37	37
Purchase of investment securities held to maturity	(536)	-
Purchase of investment securities available for sale	(5,000)	-
Principal repayments on mortgage-backed securities available for sale	713	735
Principal repayments on mortgage-backed securities held to maturity	187	205
Purchase of premises and equipment and capitalized software	(272)	(761)
Proceeds from sale of real estate owned and premises and equipment	174	-
Net cash provided (used) in investing activities	(29,092)	5,853

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(29,510)	(5,620)
Dividends paid	(1,921)	(2,386)
Repurchase of common stock	-	(11,238)
Proceeds from advances from FHLB	359,610	77,200
Repayment of advances from FHLB	(315,800)	(78,650)
Proceeds from issuance of subordinated debentures	-	15,464
Principal payments under capital lease obligation	(18)	(17)
Net decrease in advance payments by borrowers	(18)	(21)
Excess tax benefit from stock based compensation	11	7
Proceeds from exercise of stock options	70	621
Net cash provided (used) by financing activities	12,424	(4,640)
NET INCREASE (DECREASE) IN CASH	(10,225)	5,454
CASH, BEGINNING OF PERIOD	36,439	31,423
CASH, END OF PERIOD	$26,214	$36,877
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,386	$13,139
Income taxes	1,517	2,912

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$385	$74
Dividends declared and accrued in other liabilities	480	1,181
Fair value adjustment to securities available for sale	381	56
Income tax effect related to fair value adjustment	(129)	(19)
Premises and equipment purchases included in accounts payable	17	225

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2008 (“2008 Form 10-K”). The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1, 1998 and expires on October 1, 2008.  Under the 1998 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 714,150 shares of its common stock to officers, directors and employees. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years. At September 30, 2008, there were options for 8,062 shares of the Company’s common stock available for future grant under the 1998 Plan.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At September 30, 2008, there were options for 190,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Six months Ended September 30, 2008		Year Ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,972	$11.02	526,192	$10.41
Grants	38,500	6.30	20,000	13.42
Options exercised	(10,000)	4.70	(95,620)	7.68
Forfeited	(40,000)	11.46	(25,600)	12.69
Balance, end of period	413,472	$10.69	424,972	$11.02

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six months Ended September 30, 2008	Year Ended March 31, 2008
Intrinsic value of options exercised in the period	$31,400	$613,283
Stock options fully vested and expected to vest:
Number	409,147	422,572
Weighted average exercise price	$10.71	$11.02
Aggregate intrinsic value	$(1,942,283)	$(437,882)
Weighted average contractual term of options (years)	7.15	6.82
Stock options vested and currently exercisable:
Number	359,672	397,372
Weighted average exercise price	$11.07	$10.94
Aggregate intrinsic value	$(1,837,923)	$(382,675)
Weighted average contractual term of options (years)	5.84	6.31

Stock-based compensation expense related to stock options for the six months ended September 30, 2008 and 2007 was approximately $12,000 and $20,000, respectively.  As of September 30, 2008, there was approximately $64,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the six months ended September 30, 2008 and 2007, the Company granted 38,500 and 15,000 stock options, respectively.  The weighted average fair value of stock options granted during the six months ended September 30, 2008 and 2007 was $1.09 and $2.31 per option, respectively.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2009	2.99%	6.25	20.20%	2.77%
Fiscal 2008	4.82%	6.25	14.69%	3.11%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options.  In accordance with Statement of Position (“SOP”) 93-6, Employer’s Accounting for Employee Stock Ownership Plans, shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months and six months ended September 30, 2008, stock options for 413,472 shares of common stock were excluded in computing diluted EPS because they were antidilutive.  There were no antidilutive stock options for the three months and six months ended September 30, 2007.

	Three months Ended September 30,		Six months Ended September 30,
	2008	2007	2008	2007
Basic EPS computation:
Numerator-net income (loss)	$(4,198,000)	$2,430,000	$(3,405,000)	$5,269,000
Denominator-weighted average common shares outstanding	10,692,838	10,904,464	10,685,459	11,146,813
Basic EPS	$(0.39)	$0.22	$(0.32)	$0.47
Diluted EPS computation:
Numerator-net income (loss)	$(4,198,000)	$2,430,000	$(3,405,000)	$5,269,000
Denominator-weighted average common shares outstanding	10,692,838	10,904,464	10,685,459	11,146,813
Effect of dilutive stock options	-	122,134	-	128,749
Weighted average common shares
and common stock equivalents	10,692,838	11,026,598	10,685,459	11,275,562
Diluted EPS	$(0.39)	$0.22	$(0.32)	$0.47

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008
Municipal bonds	$536	$-	$-	$536

The contractual maturities of investment securities held to maturity are as follows (in thousands):

September 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	536	536
Total	$536	$536

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008
Trust preferred	$1,586	$-	$-	$1,586
Agency securities	5,000	70	-	5,070
Municipal bonds	2,785	32	-	2,817
Total	$9,371	$102	$-	$9,473

March 31, 2008
Trust Preferred	$5,000	$-	$(388)	$4,612
Municipal bonds	2,825	50	-	2,875
Total	$7,825	$50	$(388)	$7,487

The contractual maturities of investment securities available for sale are as follows (in thousands):

September 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$481	$483
Due after one year through five years	5,530	5,611
Due after five years through ten years	619	638
Due after ten years	2,741	2,741
Total	$9,371	$9,473

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at September 30, 2008 and March 31, 2008, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $1.4 million and $484,000 and a fair value of $1.5 million and $491,000 at September 30, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank.

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

In the second quarter of fiscal 2009, the Company recognized a $3.4 million non-cash other than temporary impairment (OTTI) charge on the above investment security.  Based on a number of factors, including the magnitude of the decline in the estimated fair value below the Company’s cost and a decline in the investment rating of the security, management concluded that the decline in value was other than temporary at September 30, 2008.  Accordingly, the non-cash impairment charge was realized on the accompanying consolidated statements of income.

The Company realized no gains or losses on sales of investment securities for the six month periods ended September 30, 2008 and 2007.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$468	$-	$(1)	$467
FHLMC mortgage-backed securities	99	1	-	100
FNMA mortgage-backed securities	131	3	-	134
Total	$698	$4	$(1)	$701

March 31, 2008
Real estate mortgage investment conduits	$624	$2	$-	$626
FHLMC mortgage-backed securities	104	1	-	105
FNMA mortgage-backed securities	157	4	-	161
Total	$885	$7	$-	$892

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4	5
Due after five years through ten years	7	7
Due after ten years	687	689
Total	$698	$701

Mortgage-backed securities held to maturity with an amortized cost of $581,000 and $631,000 and a fair value of $581,000 and $633,000 at September 30, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $113,000 and $138,000 and a fair value of $114,000 and $141,000 at September 30, 2008 and March 31, 2008, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$737	$5	$-	$742
FHLMC mortgage-backed securities	3,804	-	(59)	3,745
FNMA mortgage-backed securities	78	2	-	80
Total	$4,619	$7	$(59)	$4,567

March 31, 2008
Real estate mortgage investment conduits	$851	$8	$(1)	$858
FHLMC mortgage-backed securities	4,393	1	(4)	4,390
FNMA mortgage-backed securities	87	3	-	90
Total	$5,331	$12	$(5)	$5,338

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

September 30, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,138	4,084
Due after ten years	481	483
Total	$4,619	$4,567

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $4.5 million and $5.2 million and a fair value of $4.5 million and $5.2 million at September 30, 2008 and March 31, 2008, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.  Mortgage-backed securities available for sale with an amortized cost of $75,000 and $62,000 and a fair value of $77,000 and $64,000 at September 30, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

FHLMC mortgage-backed securities	1,691	(26)	2,054	(33)	3,745	(59)

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

The unrealized losses on the above mortgage-backed securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline.  The Company does not believe that any of the securities are impaired due to reasons of credit quality or related to any company or industry specific event.  Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary.  The Company realized no gains or losses on sales of mortgage-backed securities for the six month periods ended September 30, 2008 and 2007.  The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	September 30, 2008	March 31, 2008
Commercial and construction
Commercial	$123,569	$109,585
Other real estate mortgage	442,482	429,422
Real estate construction	134,930	148,631
Total commercial and construction	700,981	687,638

Consumer
Real estate one-to-four family	82,062	75,922
Other installment	3,472	3,665
Total consumer	85,534	79,587

Total loans	786,515	767,225

Less:
Allowance for loan losses	16,124	10,687
Loans receivable, net	$770,391	$756,538

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of September 30, 2008 and March 31, 2008, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$13,107	$8,728	$10,687	$8,653
Provision for losses	7,200	400	9,950	450
Charge-offs	(4,190)	(69)	(4,538)	(74)
Recoveries	7	3	25	33
Total allowance for loan losses, ending balance	$16,124	$9,062	$16,124	$9,062

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2008	2007	2008	2007

Beginning balance	$299	$382	$337	$380
Net change in allowance for unfunded loan commitments	(13)	40	(51)	42
Ending balance	$286	$422	$286	$422

Loans on which the accrual of interest has been discontinued were $21.8 million and $7.6 million at September 30, 2008 and March 31, 2008, respectively. Interest income foregone on non-accrual loans was $853,000 and $9,000 during the six months ended September 30, 2008 and 2007, respectively.

At September 30, 2008 and March 31, 2008, impaired loans were $27.1 million and $7.2 million, respectively. At September 30, 2008 and March 31, 2008, all of the impaired loans had specific valuation allowances of $5.8 million and $902,000, respectively.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $21.1 million and $2.0 million during the six months ended September 30, 2008 and the year ended March 31, 2008, respectively. The related amount of interest income recognized on loans that were impaired was $269,000 and $49,000 during the six months ended September 30, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing interest were $320,000 and $115,000 at September 30, 2008 and March 31, 2008 respectively.

9.	MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights (“MSRs”) and the related allowance for the periods indicated and other related financial data (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period, net	$282	$347	$302	$351
Additions	27	35	49	69
Amortization	(36)	(51)	(84)	(102)
Change in valuation allowance	(2)	1	4	14
Balance at end of period, net	$271	$332	$271	$332

Valuation allowance at beginning of period	$1	$22	$7	$35
Change in valuation allowance	2	(1)	(4)	(14)
Valuation allowance at end of period	$3	$21	$3	$21

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets.  At September 30, 2008 and March 31, 2008, the estimated fair value of MSRs was $1.0 million. The September 30, 2008 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association’s standard prepayment values) that ranged from 132 to 417.

10.	BORROWINGS

Borrowings are summarized as follows (dollars in thousands):

	At September 30, 2008	At March 31, 2008
Federal Home Loan Bank advances	$136,660	$92,850
Weighted average interest rate:	2.46%	3.35%

Borrowings have the following maturities at September 30, 2008 (in thousands):

2009	$111,660
2010	25,000
Total	$136,660

11.	JUNIOR SUBORDINATED DEBENTURE

At September 30, 2008, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at September 30, 2008, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2008 and March 31, 2008, is included in prepaid expenses and other assets in the Consolidated Balance Sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at September 30, 2008:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

	(dollars in thousands)
Riverview Bancorp
Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	4.18%	3/2036

Riverview Bancorp
Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
	Total	$ 22,681

(1) The trust preferred securities reprice quarterly based on the three month LIBOR plus 1.36%

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three month LIBOR plus 1.35% thereafter until maturity.

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

The following tables presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition (in thousands).

		Fair value measurements at September 30, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$14,040	$-	$12,454	$1,586

Total recurring assets measured at fair value	$14,040	$-	$12,454	$1,586

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended September 30, 2008 (in thousands).

For the Three
months Ended
September 30, 2008

Available for sale securities

Balance at June 30, 2008	$-
Included in earnings (1)	(3,414)
Included in other comprehensive income (2)	950
Transfers in to Level 3	4,050
Balance at September 30, 2008	1,586

(1) Included in other non-interest income
(2) Reversal of previously recorded unrealized loss

For the Six
months Ended
September 30, 2008

Available for sale securities

Balance at March 31, 2008	$-
Included in earnings (1)	(3,414)
Included in other comprehensive income (2)	388
Transfers in to Level 3	4,612
Balance at September 30, 2008	1,586

(1) Included in other non-interest income
(2) Reversal of previously recorded unrealized loss

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, indicators from market makers or discounted cash flows, when market quotes are not readily accessible or available.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following table represents the fair value measurement for nonrecurring assets (in thousands).
		Fair value measurements at September 30, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$21,271	$-	$-	$21,271

Total nonrecurring assets measured at fair value	$21,271	$-	$-	$21,271

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value less sales cost of the collateral if the loan is collateral dependent.

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

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company has adopted FSP 157-3 and incorporated the guidance in determining fair value as of September 30, 2008.

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

At September 30, 2008, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$29,266
Fixed-rate	7,922
Standby letters of credit	1,754
Undisbursed loan funds, and unused lines of credit	146,274
Total	$185,216

At September 30, 2008, the Company had commitments to sell residential loans to the FHLMC totaling $773,000.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At September 30, 2008, loans under warranty totaled $103.8 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the financial statements.

As of September 30, 2008, the Company has entered into contractual obligations to make future payments as follows (in thousands):

	Within 1 year	1-3 Years	3-5 Years	After 5 Years	Total Balance

Certificates of deposit	$249,428	$20,338	$6,916	$2,625	$279,307
FHLB advances	136,660	-	-	-	136,660
Junior subordinated debentures	-	-	-	22,681	22,681
Operating leases	1,680	2,198	1,626	3,305	8,809
Total other contractual obligations	$387,768	$22,536	$8,542	$28,611	$447,457

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other portions of this report contain statements that the Company believes are  “forward-looking statements”.  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision (“OTS”) and our bank subsidiaries by the Federal Deposit Insurance Corporation (“FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2008 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates contained in the Company’s 2008 Form 10-K.

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

Executive Overview

Financial Highlights.  Net loss for the three months ended September 30, 2008 was $4.2 million, or $0.39 per basic share ($0.39 per diluted share), compared to net income of $2.4 million, or $0.22 per basic share ($0.22 per diluted share) for the three months ended September 30, 2007. Net interest income after provision for loan losses decreased $6.9 million to $1.4 million for the three months ended September 30, 2008 compared to $8.3 million for the same quarter last year.  Non-interest income decreased $3.5 million for the three months ended September 30, 2008 compared to the same prior year period.  Non-interest expense decreased $123,000 for the quarter-ended September 30, 2008 compared to the same quarter last year.

Net loss for the six months ended September 30, 2008 was $3.4 million, or $0.32 per basic share ($0.32 per diluted share), compared to net income of $5.3 million, or $0.47 per basic share ($0.47 per diluted share) for the six months ended September 30, 2007.

The annualized return on average assets was (1.86)% for the three months ended September 30, 2008, compared to 1.19% for the three months ended September 30, 2007. For the same periods, the annualized return on average common equity was (17.66)% compared to 9.98%, respectively.  The efficiency ratio was 91.53% for the second quarter of fiscal 2009 compared to 62.61% for the same period last year.  The increase in the efficiency ratio is primarily a result of the $3.4 million non-cash impairment charge for the investment security taken during the second quarter.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.  Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.13% of the loan portfolio at September 30, 2008.  The Company’s strategic plan emphasizes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company manages growth diversification while including a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms but also carry higher credit risk than traditional fixed-rate mortgages.  A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans.  The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in fast growing Clark County, four in the Portland metropolitan area and four lending centers.

In order to support the Company’s strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in our infrastructure.  Not withstanding the impact of the impairment of investment security, the Company’s efficiency ratio reflects this investment and will likely remain relatively high by industry standards for the foreseeable future as a result of the emphasis on growth and local, personal service.  Working to control its non-interest expenses remains a high priority for the Company’s management.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  Emphasis on enhancing the Bank’s cash management product line is in process with the hiring of an experienced cash management officer.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to a more robust cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.   During the second quarter, the Company began offering Certificate of Deposit Registry Service (CDARS™) deposits.  Through the CDARS™ program, customers can now access FDIC insurance up to $50 million.  The Company also implemented Check 21 during the second quarter, which will allow the Company to process checks faster and more efficiently.

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

In recent years, national real estate and home values have increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans).  The strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction.  The national and regional residential lending market has experienced a noted slowdown in recent months, as loan delinquencies and foreclosure rates have increased.  Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  A continued economic downturn recently, and more specifically a continued slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets.  As a result, the Company has experienced a further decline in the values of real estate collateral supporting certain of its construction real estate and land acquisition and development loans and has seen signs for the potential for increased loan delinquencies.   In addition, competition among financial institutions for deposits has also increased.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2008	(in thousands)

Commercial	$123,569	$-	$-	$123,569
Commercial construction	-	-	50,925	50,925
Office buildings	-	83,168	-	83,168
Warehouse/industrial	-	41,501	-	41,501
Retail/shopping centers/strip malls	-	81,007	-	81,007
Assisted living facilities	-	30,553	-	30,553
Single purpose facilities	-	79,307	-	79,307
Land	-	99,668	-	99,668
Multi-family	-	27,278	-	27,278
One-to-four family construction	-	-	84,005	84,005
Total	$123,569	$442,482	$134,930	$700,981

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2008	(in thousands)

Commercial	$109,585	$-	$-	$109,585
Commercial construction	-	-	55,277	55,277
Office buildings	-	88,106	-	88,106
Warehouse/industrial	-	39,903	-	39,903
Retail/shopping centers/strip malls	-	70,510	-	70,510
Assisted living facilities	-	28,072	-	28,072
Single purpose facilities	-	65,756	-	65,756
Land	-	108,030	-	108,030
Multi-family	-	29,045	-	29,045
One-to-four family construction	-	-	93,354	93,354
Total	$109,585	$429,422	$148,631	$687,638

Comparison of Financial Condition at September 30, 2008 and March 31, 2008

At September 30, 2008, the Company had total assets of $895.6 million, compared with $886.8 million at March 31, 2008.

Cash, including interest-earning accounts, totaled $26.2 million at September 30, 2008, compared to $36.4 million at March 31, 2008.   The $10.2 million decrease was primarily attributable to a decrease in the cash balance maintained at the Federal Reserve Bank as a result of the implementation of Check 21 during the second quarter.

Investment securities available for sale totaled $9.5 million at September 30, 2008, compared to $7.5 million at March 31, 2008. The $2.0 million increase was attributable to a new $5.0 million agency security purchased, which was offset by maturities and scheduled cash flows of securities and an impairment charge of $3.4 million.  The investment security that the Company recognized a non-cash impairment charge on is a trust preferred pooled security issued by other bank holding companies.  The Company reviews investment securities for the presence of other-than-temporary impairment, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors.  During the second quarter of fiscal 2009, the investment rating of the security was lowered from “A1” to “Baa3” by one rating agency, two of the issuers of the security invoked their original contractual right to defer interest payments and one issuer of the security defaulted.  However, the tranche of the security held by the Company continues to pay as agreed.  Additionally, the secondary market for trust preferred securities became further restricted to a level determined to be inactive in the Company’s judgment.  Although management believes it is possible that all principal and interest will be received and the Company has the ability and intention to continue to hold the security until there is a recovery in value, general market concerns over these and similar types of securities, as well as the lowering of the investment rating for the security, has caused the fair value to decline severely enough during the second quarter to warrant an OTTI charge.  Consequently, management chose to recognize a $3.4 million OTTI charge bringing the value of the security to $1.6 million.  Management does not believe that the recognition of this OTTI charge has any other implications for the Company’s business fundamentals or its outlook.  For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 2.

Loans receivable, net, totaled $770.4 million at September 30, 2008, compared to $756.5 million at March 31, 2008, an increase of $13.9 million.  The increase in net loans is attributable to continued loan growth as the Company followed its strategic plan of increasing commercial real estate loan originations.  This increase was partially offset by the pay down of several large loans as well as net charge-offs of $4.5 million in loans for the six months ended September 30, 2008.  Commercial real estate loans, excluding land acquisition and development loans, increased $6.4 million during the quarter-ended September 30, 2008.  This increase was partially offset by a $2.8 million decrease in land acquisition and development loans and a $3.4 million decrease in one-to-four family construction loans.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas.  Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, reduced sales of homes and land, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Goodwill was $25.6 million at September 30, 2008 and March 31, 2008.  As a result of ongoing volatility in the financial services industry, the Company’s market capitalization decreased to a level below tangible book value which made it necessary for the Company to perform an interim goodwill impairment test during the second quarter ended September 30, 2008.  The interim goodwill impairment test indicated that the Company’s goodwill was not impaired.  The Company will perform its annual impairment test of goodwill in the third quarter of fiscal 2009.

Deposit accounts totaled $637.5 million at September 30, 2008, compared to $667.0 million at March 31, 2008.  At September 30, 2008, the Company had $10.0 million less in brokered deposits compared to March 31, 2008.  The decrease in deposits is also a result of the general downturn in the real estate market as well as the overall economy.  The Company has continued to experience increased competition for customer deposits within its market area.  In addition, as market interest rates have decreased, the Company has seen a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result, the balance of certificates of deposit increased $99.9 million to $279.3 million at September 30, 2008, compared to $179.5 million at September 30, 2007.

FHLB advances totaled $136.7 million at September 30, 2008 and $92.9 million at March 31, 2008.  The $43.8 million increase was attributable to the Company’s continued loan growth coupled with a decrease in deposit balances described above and competition for customer deposits.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $4.5 million to $88.1 million at September 30, 2008 from $92.6 million at March 31, 2008.  The decrease in equity primarily was attributable to cash dividends declared to shareholders of $1.4 million and the net loss of $3.4 million for the six months ended September 30, 2008 as a result of the ITTI charge.  The exercise of stock options, earned ESOP shares and the net tax effect for unrealized losses on investment securities resulted in a $320,000 net increase, partially offsetting the decrease.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of September 30, 2008.

As of September 30, 2008, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). There are no conditions or events since that notification that management believes have changed the Bank’s regulatory capital categorization.  The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Categorized as “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital:
(To Risk-Weighted Assets)	$86,301	10.70%	$64,527	8.0%	$80,659	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	76,216	9.45	32,263	4.0	48,395	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	76,216	8.86	34,423	4.0	43,029	5.0
Tangible Capital:
(To Tangible Assets)	76,216	8.86	12,909	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		Categorized as “Well Capitalized” Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital:
(To Risk-Weighted Assets)	$88,806	10.99%	$64,627	8.0%	$80,784	10.0%
Tier I Capital:
(To Risk-Weighted Assets)	79,021	9.78	32,314	4.0	48,470	6.0
Tier I Capital:
(To Adjusted Tangible Assets)	79,021	9.29	25,530	3.0	42,550	5.0
Tangible Capital:
(To Tangible Assets)	79,021	9.29	12,765	1.5	N/A	N/A

Liquidity

The Bank’s primary source of funds are customer deposits, proceeds from principal and interest payments on loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2008, cash totaled $26.2 million, or 2.9% of total assets.  The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2008, the Bank had $136.7 million in outstanding advances from the FHLB of Seattle under an available credit facility of $266.2 million, limited to available collateral.  The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank at September 30, 2008.  The Bank had no borrowings outstanding under this credit arrangement at September 30, 2008.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions.

Asset Quality

The allowance for loan losses was $16.1 million at September 30, 2008 and $10.7 million at March 31, 2008.  Management believes the allowance for loan losses at September 30, 2008 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  Pertinent factors considered for establishing the allowance for loan losses include size and composition of the portfolio, actual loss experience, current economic conditions, industry trends and data, and detailed analysis of individual loans. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Non-performing assets were $22.8 million or 2.54% of total assets at September 30, 2008 compared to $8.2 million or 0.92% of total assets at March 31, 2008.  The $21.8 million balance of non-accrual loans consists of 24 loans to 21 borrowers, which includes two commercial loans totaling $1.2 million, eight land acquisition and development loans to eight respective borrowers totaling $15.7 million (the largest of which was $5.5 million), five other real estate mortgage loans totaling $2.7 million, three real estate construction loans totaling $1.6 million and six residential real estate loans totaling $566,000.  All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan for $1.4 million to a Washington borrower who has property located in Southern California.

The $699,000 balance of real estate owned is comprised of one land loan totaling $65,000, one multi-family real estate loan totaling $319,000, one real estate construction loan totaling $185,000 and two one-to-four family real estate loan totaling $130,000.  All of these properties are located in the Company’s primary market area except for the $185,000 real estate construction loan which is located on the southern Washington coast.

The following table sets forth information regarding the Company’s non-performing assets.

	September 30, 2008	March 31, 2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial	$1,177	$1,164
Other real estate mortgage	18,366	3,892
Real estate construction	1,641	2,124
Real estate one-to-four family	567	382
Consumer	-	-
Total	21,751	7,562
Accruing loans which are contractually past due 90 days or more	320	115
Total of non-accrual and 90 days past due loans	22,071	7,677
Real estate owned	699	494
Total nonperforming assets	$22,770	$8,171

Total loans delinquent 90 days or more to net loans	2.80%	1.00%

Total loans delinquent 90 days or more to total assets	2.46	0.87

Total nonperforming assets to total assets	2.54	0.92

As of September 30, 2008 and March 31, 2008, other loans of concern totaled $14.9 million and $6.8 million, respectively.  Most of the increase is attributable to three real estate construction loans totaling $8.3 million.  Of these three loans, two loans totaling $3.7 million are located in Lincoln County, Oregon and were to a related borrower.  The other loan totaling $4.6 million is located in the Vancouver, Washington market area.  In Addition, nine loans totaling $3.7 million to a related borrower were also added to other loans of concern as of September 30, 2008.  These nine loans consist of five commercial loans totaling $2.4 million, three land acquisition and development loans totaling $1.0 million and one real estate construction totaling $242,000.  All collateral securing these nine loans is located in Washington.  These increases were offset by one land development loan totaling $3.5 million and one multi-family real estate loan totaling $1.4 million that were included in other loans of concern at March 31, 2008 but have since been placed on non-accrual status.  Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual category.

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

Fair Value of Level 3 Assets

The Company fair values certain assets that are classified as Level 3 under the fair value hierarchy established in SFAS No. 157.  These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.  These Level 3 financial assets include certain available for sale securities and loans measured for impairment, for which there is not an active market for identical assets from which to determine fair value.  Nor is there is sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model.  In those cases, the fair values of these Level 3 financial assets are determined using pricing models, discounted cash flow methodologies, valuation in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15” or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

Valuations using models or other techniques are sensitive to assumptions used for the significant inputs.  Where market data is available, the inputs used for valuation reflect that information as of our valuation date.  In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process.  Judgment is then applied in formulating those inputs.

At September 30, 2008, the market for the Company’s trust preferred pooled security was determined to be inactive in management’s judgment.  This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities and discussions with third-party industry analysts.  Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security.  Accordingly, the trust preferred pooled securities was classified as Level 3 in the fair value hierarchy.   The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate in order to measure the fair value of the security.  The fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by a third-party pricing service.

In addition, certain loans included in the loan portfolio were deemed impaired in accordance with SFAS No. 114 at September 30, 2008.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  As a practical expedient, impairment was measured based on the loan’s observable market price or the fair market value less sales cost of the collateral if the loan is collateral dependent.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 12 – Fair Value Measurement of the Notes to Consolidated Financial Statements contained herein

Comparison of Operating Results for the Three Months and Six Months Ended September 30, 2008 and 2007

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

Net interest income for the three months and six months ended September 30, 2008 was $8.6 million and $17.0 million, respectively, representing a decrease of $52,000 and $513,000, respectively, for the same three months and six months ended September 30, 2007.  Average interest-earning assets to average interest-bearing liabilities decreased to 115.57% and 115.08% for the three month and six month period ended September 30, 2008, respectively, compared to 117.73% and 117.98%, respectively in the same prior year periods. This indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.  The net interest margin for the quarter and six months ended September 30, 2008 was 4.18% and 4.19%, respectively, compared to 4.72% and 4.78%, respectively, for the quarter and six months ended September 30, 2007.

The Company’s balance sheet interest rate sensitivity achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive.  In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin.  Interest rates on the Company’s interest-earning assets reprice down faster than interest rates on the Company’s interest-bearing liabilities.  As a result of the Federal Reserve’s 325 basis point reduction in the short-term federal funds rate since August 2007, approximately 40% of the Company’s loans immediately repriced down 325 basis points.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  Further reductions will be reflected in future deposit offerings.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.  In October 2008, the Federal Reserve reduced the short-term federal funds rate by an additional 100 basis points, which resulted in a further reduction in both the yields on loans and the cost of deposits.

Interest Income. Interest income for the three months and six months ended September 30, 2008, was $13.7 million and $27.3 million, respectively, compared to $15.3 million and $30.7 million for the three months and six months ended September 30, 2007, respectively.  This represents a decrease of $1.6 million and $3.4 million for the three months and six months ended September 30, 2008, respectively, compared to the same prior periods.  Interest income on loans receivable decreased primarily as a result of the Federal Reserve interest rate cuts described above as well as interest income reversals on non-performing loans.  During the three months and six months ended September 30, 2008, the Company reversed $458,000 and $853,000, respectively, of interest income on non-performing loans.  These decreases were partially offset by increases in the average loan balance as a result of continued strong loan growth.  The average balance of net loans increased $111.2 million and $97.0 million to $784.2 million and $775.7 million for the three months and six months ended September 30, 2008, respectively from $673.1 million and $678.6 million for the same period in prior years, respectively.  The yield on net loans was 6.79% and 6.88% for the three months and six months ended September 30, 2008, respectively, compared to 8.62% and 8.67% for the same three months and six months ended September 30, 2007, respectively.

Interest Expense. Interest expense decreased $1.5 million to $5.1 million for the three months ended September 30, 2008, compared to $6.6 million for the three months ended September 30, 2007.  For the six months ended September 30, 2008, interest expense decreased $2.9 million to $10.3 million compared to $13.2 million for the six months ended September 30, 2007.

The decrease in interest expense is primarily attributable to the lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate on total deposits decreased to 2.75% and 2.83% for the three months and six months ended September 30, 2008, respectively, from 4.09% and 4.13% for the same respective periods in the prior year.  The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations decreased to 3.13% and 3.21% for the three months and six months ended September 30, 2008, respectively, from 6.45% and 6.38% for the same respective periods in the prior year.

The following tables sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin.

	Three months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$664,179	$11,510	6.88%	$571,750	$12,453	8.64%
Non-mortgage loans	120,048	1,915	6.33	101,304	2,178	8.53
Total net loans (1)	784,227	13,425	6.79	673,054	14,631	8.62

Mortgage-backed securities (2)	5,514	55	3.96	7,313	85	4.61
Investment securities (2)(3)	13,230	177	5.31	12,940	197	6.04
Daily interest-bearing assets	10,974	51	1.84	30,538	397	5.16
Other earning assets	8,523	40	1.86	8,031	23	1.14
Total interest-earning assets	822,468	13,748	6.63	731,876	15,333	8.31

Non-interest-earning assets:
Office properties and equipment, net	20,556			20,997
Other non-interest-earning assets	53,983			58,643
Total assets	$897,007			$811,516

Interest-bearing liabilities:
Regular savings accounts	$27,533	38	0.55	$27,738	38	0.55
Interest checking accounts	84,583	262	1.23	137,678	1,148	3.31
Money market deposit accounts	174,116	947	2.16	242,822	2,741	4.48
Certificates of deposit	262,509	2,553	3.86	177,286	2,106	4.71
Total interest-bearing deposits	548,741	3,800	2.75	585,524	6,033	4.09

Other interest-bearing liabilities	162,900	1,287	3.13	36,130	587	6.45
Total interest-bearing liabilities	711,641	5,087	2.84	621,654	6,620	4.22

Non-interest-bearing liabilities:
Non-interest-bearing deposits	82,612			85,092

Other liabilities	8,451			8,206
Total liabilities	802,704			714,952
Shareholders’ equity	94,303			96,564
Total liabilities and shareholders’ equity	$897,007			$811,516
Net interest income		$8,661			$8,713
Interest rate spread			3.79%			4.09%
Net interest margin			4.18%			4.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.57%			117.73%
Tax equivalent adjustment (3)		$19			$19

(1) Includes non-accrual loans.
    (2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
          therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable –equivalent basis under a tax rate of 34%.

	Six months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$659,343	$23,008	6.96%	$577,300	$25,158	8.69%
Non-mortgage loans	116,338	3,741	6.41	101,346	4,353	8.57
Total net loans (1)	775,681	26,749	6.88	678,646	29,511	8.67

Mortgage-backed securities (2)	5,747	116	4.03	7,547	176	4.65
Investment securities (2)(3)	10,554	282	5.33	14,884	427	5.72
Daily interest-bearing assets	11,012	106	1.92	24,094	625	5.17
Other earning assets	8,449	78	1.84	7,828	38	0.97
Total interest-earning assets	811,443	27,331	6.72	732,999	30,777	8.37

Non-interest-earning assets:
Office properties and equipment, net	20,727			21,124
Other non-interest-earning assets	55,525			59,855
Total assets	$887,695			$813,978

Interest-bearing liabilities:
Regular savings accounts	$27,243	75	0.55	$27,987	77	0.55
Interest checking accounts	89,572	598	1.33	141,910	2,380	3.35
Money market deposit accounts	178,399	1,984	2.22	231,752	5,284	4.55
Certificates of deposit	261,935	5,249	4.00	188,590	4,482	4.74
Total interest-bearing deposits	557,149	7,906	2.83	590,239	12,223	4.13

Other interest-bearing liabilities	147,993	2,380	3.21	31,056	993	6.38
Total interest-bearing liabilities	705,142	10,286	2.91	621,295	13,216	4.24

Non-interest-bearing liabilities:
Non-interest-bearing deposits	79,334			84,513

Other liabilities	8,563			8,871
Total liabilities	793,039			714,679
Shareholders’ equity	94,656			99,299
Total liabilities and shareholders’ equity	$887,695			$813,978
Net interest income		$17,045			$17,561
Interest rate spread			3.81%			4.13%
Net interest margin			4.19%			4.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.08%			117.98%
Tax equivalent adjustment (3)		$36			$39

(1) Includes non-accrual loans.

    (2) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized;
          therefore, the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(3) Tax-equivalent adjustment relates to non-taxable investment interest income. Interest and rates are presented on a fully taxable –equivalent basis under a tax rate of 34%.

The following table sets forth the effects of changing rates and volumes on net interest income for the periods-ended September 30, 2008 compared to the periods-ended September 30, 2007.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three months Ended September 30,			Six months Ended September 30,
	2008 vs. 2007			2008 vs. 2007

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1,827	$(2,770)	$(943)	$3,276	$(5,426)	$(2,150)
Non-mortgage loans	360	(623)	(263)	586	(1,198)	(612)
Mortgage-backed securities	(20)	(10)	(30)	(39)	(21)	(60)
Investment securities (1)	4	(24)	(20)	(118)	(27)	(145)
Daily interest-bearing	(172)	(174)	(346)	(240)	(279)	(519)
Other earning assets	1	16	17	3	37	40
Total interest income	2,000	(3,585)	(1,585)	3,468	(6,914)	(3,446)

Interest Expense:
Regular savings accounts	-	-	-	(2)	-	(2)
Interest checking accounts	(337)	(549)	(886)	(676)	(1,106)	(1,782)
Money market deposit accounts	(634)	(1,160)	(1,794)	(1,023)	(2,277)	(3,300)
Certificates of deposit	878	(431)	447	1,546	(779)	767
Other interest-bearing liabilities	1,137	(437)	700	2,098	(711)	1,387
Total interest expense	1,044	(2,577)	(1,533)	1,943	(4,873)	(2,930)
Net interest income	$956	$(1,008)	$(52)	$1,525	$(2,041)	$(516)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses.  The provision for loan losses for the three months and six months ended September 30, 2008 was $7.2 million and $10.0 million, respectively, compared to $400,000 and $450,000 for the same prior year periods.  The increase in the provision for loan losses is primarily the result of the current economic conditions and slowdown in residential real estate sales which has resulted in decreasing home and land values.  In addition, the Company also further enhanced an already extensive analysis of its loan portfolio during the quarter ended September 30, 2008.  The problem loans identified by the Company are limited to a few lending relationships that were previously identified by the Company as impaired loans at June 30, 2008.  These loans largely consist of land acquisition and development loans.  While the level of non-performing assets have remained relatively unchanged since the previous linked quarter, the deterioration in home and land values have caused the collateral value for certain of these loans to further decline.  As a result, the Company increased its specific reserves for certain of these impaired loans by $5.6 million for the quarter ended September 30, 2008.

The Company also charged off $4.1 million of these impaired loans.  Net charge-offs for the current six-month period were $4.5 million, compared to $41,000 for the same period last year. Annualized net charge-offs to average net loans for the three month and six month period ended September 30, 2008 were 2.12% and 1.16%, respectively, compared to 0.04% and 0.01% for the same respective periods in the prior year.  The ratio of allowance for loans losses to total net loans was 2.05% at September 30, 2008 compared to 1.30% at September 30, 2007.  Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio.  Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for other economic conditions.  Management considers the allowance for loan losses at September 30, 2008 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.  Non-interest income decreased $3.5 million and $3.6 million for the quarter and six months ended September 30, 2008, respectively.  An increase in impairment on investment securities coupled with a decrease in brokered loan fees were partially offset by an increase in asset management fees.  For the quarter and six months ended September 30, 2008, impairment on investments securities increased by $3.4 million and broker loan fees, included in fees and service charges on the accompanying consolidated statements of income, decreased by $255,000 and $518,000 respectively, compared to the same prior year periods.  The increase in asset management fees of $34,000 and $110,000 for the quarter and six months September 30, 2008, respectively, compared to the same periods in prior year reflects the increase in assets under management by RAMCorp. from $302.9 million at September 30, 2007 to $325.5 million at September 30, 2008.

Non-Interest Expense.  Non-interest expense decreased $123,000 and $237,000 for the quarter and six months ended September 30, 2008, respectively, compared to the same prior year periods.  Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate business activity.  Salaries and employee benefits decreased $168,000 and $252,000 for the three months and six months ended September 30, 2008, respectively, compared to the three months and six months ended September 30, 2007, respectively.  This decrease was primarily attributable to a decrease in broker commissions of $174,000 and $240,000 for the three months and six months ended September 30, 2008, respectively, compared to the same periods in prior year.  Full-time equivalent employees increased to 264 at September 30, 2008 from 260 at September 30, 2007.  Marketing expense also decreased $115,000 and $216,000 for the quarter and six months ended September 30, 2008, respectively, compared to the quarter and six months ended September 30, 2007 respectively.

These decreases were partially offset by an increase in the Company’s FDIC Insurance premium of $138,000 and $233,000 for the three months and six months ended September 30, 2008, compared to the same prior year periods as a result of a one-time FDIC credit which the Company applied against its insurance expense in fiscal year 2008.

Income Taxes.  The benefit for income taxes was $2.4 million and $2.0 million for the three months and six months ended September 30, 2008, respectively, compared to a provision of $1.2 million and $2.7 million for the three months and six months ended September 30, 2007.  This benefit for income taxes was a result of the net pre-tax loss incurred for the quarter and six months ended September 30, 2008. The effective tax rate for three months and six months ended September 30, 2008 was 36.2% and 37.5%, respectively compared to 33.9% and 34.0% for the three months and six months ended September 30, 2007, respectively.  When the Company incurs a pre-tax loss its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2008 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2008, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.  The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.

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

Item 1A. Risk Factors

Listed below are updates to the market risk information provided in the 2008 Form 10-K.  These updates should be read in conjunction with the 2008 Form 10-K.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly in the States of Washington and Oregon, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon real estate markets, could result in the following consequences, among others, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the real estate markets in our primary market area may hurt our business.  As of September 30, 2008, a substantial portion of our loan portfolio consisted of loans secured by real estate located in these markets.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  These events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

•	We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together the continued economic downturn nationally during 2008, have resulted in uncertainty in the financial markets in general.  Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Continued negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the six months ended September 30, 2008 we recorded a provision for loan losses of $10.0 million compared to $450,000 for the six months ended September 30, 2007, which reduced our results of operations for the six month ended September 30, 2008.  We also recorded net loan charge-offs of $4.5 million for the six months ended September 30, 2008 compared to $41,000 for the six months ended September 30, 2007.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest.  In addition, slowing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At September 30, 2008, our total non-performing loans had increased to $22.1 million compared to $132,000 at September 30, 2007.  In that regard, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans.   While construction and land development loans represented 30% of our total loan portfolio at September 30, 2008 they represented 79% of our non-performing assets at that date.  If current trends in the housing and real estate markets continue, we may continue to experience increased delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations,

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may experience future goodwill impairment.

Recently, the Company’s common stock has been trading at a price below its book value. As a result we evaluated goodwill for impairment during the second quarter of fiscal 2009, but no impairment was identified.  Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings and our current market capitalization. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings.  A write-down of goodwill due to impairment would adversely impact our results of operations and financial condition; however, it would have no impact on our regulatory capital.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on July 18, 2007.  The following is a brief description and vote count of the proposed voted upon at the annual meeting.

Proposal – Election of directors.  Votes were as follows:

Nominee	Votes For	Votes Withheld
Patrick Sheaffer (2011)	7,343,461	85,878
Edward R. Geiger (2011)	7,337,015	92,324

The following are the names of the directors (and remaining term) whose term in office continued after the annual meeting:  Gary R. Douglass (2009); Jerry C. Olson (2009); Ronald A. Wysaske (2010); Paul L. Runyan (2010); and Michael D. Allen (2010).

Item 5. Other Information

Not applicable

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Employee Severance Compensation Plan (3)
10.3	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.7	2003 Stock Option Plan (6)
10.8	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as Exhibit 99 to the Registration Statement on form S-8 (Registration No. 333-109894), and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By: /S/Patrick Sheaffer	By: /S/Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Senior Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: November 1, 2008	Date: November 1, 2008

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 31.1
Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 of Riverview Bancorp, Inc.;

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

Date: November 1, 2008
/S/ Patrick Sheaffer
Patrick Sheaffer
Chairman and Chief Executive Officer

Exhibit 31.2
Section 302 Certification

I, Kevin J. Lycklama, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 of Riverview Bancorp, Inc.;

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

Date: November 1, 2008
/S/Kevin J. Lycklama
Kevin J. Lycklama
Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the “Company”) and in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 that:

1.	the report fully complies with the requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.
the information contained in the report fairly presents, in all material respects, Riverview Bancorp, Inc.’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

/S/ Patrick Sheaffer	/S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chief Executive Officer	Chief Financial Officer

Dated: November 1, 2008	Dated: November 1, 2008