Form 10-Q
period 2008-12-31
RIVERVIEW BANCORP INC
filed 2009-02-06
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share,  10,923,773 shares outstanding as of February 3, 2009.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.    Financial Information                                                                                                                                         Page

Item 1:        Financial Statements (Unaudited)

Consolidated Balance Sheets
as of December 31, 2008 and March 31, 2008                                                                                                                                                             1

Consolidated Statements of Operations
Three Months and Nine Months Ended December 31, 2008 and 2007                                                                                                                  2

Consolidated Statements of Shareholders' Equity
Year Ended March 31, 2008 and the Nine Months Ended December 31, 2008                                                                                                      3

Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2008 and 2007                                                                                                                                                     4

Notes to Consolidated Financial Statements                                                                                                                                                        5-16

 Item 2:       Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                                                                                                  16-31

 Item 3:       Quantitative and Qualitative Disclosures About Market Risk                                                                                                                               31

 Item 4:       Controls and Procedures                                                                                                                                                                         31-32

Part II.    Other Information                                                                                                                                             32-36

Item 1:        Legal Proceedings

Item 1A:     Risk Factors

Item 2:        Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:        Defaults Upon Senior Securities

Item 4:        Submission of Matters to a Vote of Security Holders

Item 5:        Other Information

Item 6:        Exhibits

SIGNATURES                                                                                                                                                                                                                                  37

EXHIBIT INDEX                                                                                                                                                                                                                             38

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008

(In thousands, except share and per share data) (Unaudited)	December 31, 2008	March 31, 2008
ASSETS
Cash (including interest-earning accounts of $6,901 and $14,238)	$23,857	$36,439
Loans held for sale	834	-
Investment securities held to maturity, at amortized cost (fair value of $530 and none)	528	-
Investment securities available for sale, at fair value (amortized cost of $8,853 and $7,825)	8,981	7,487
Mortgage-backed securities held to maturity, at amortized cost (fair value of $633 and $892)	635	885
Mortgage-backed securities available for sale, at fair value (amortized cost of $4,306 and $5,331)	4,339	5,338
Loans receivable (net of allowance for loan losses of $16,236 and $10,687)	805,488	756,538
Real estate and other personal property owned	2,967	494
Prepaid expenses and other assets	5,260	2,679
Accrued interest receivable	3,494	3,436
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	19,906	21,026
Deferred income taxes, net	4,404	4,571
Mortgage servicing rights, net	282	302
Goodwill	25,572	25,572
Core deposit intangible, net	457	556
Bank owned life insurance	14,614	14,176
TOTAL ASSETS	$928,968	$886,849

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposit accounts	$689,827	$667,000
Accrued expenses and other liabilities	6,906	8,654
Advanced payments by borrowers for taxes and insurance	153	393
Federal Home Loan Bank advances	117,100	92,850
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,659	2,686
Total liabilities	839,326	794,264
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:
December 31, 2008 – 10,923,773 issued and outstanding	109	109
March 31, 2008 – 10,913,773 issued and outstanding
Additional paid-in capital	46,856	46,799
Retained earnings	43,499	46,871
Unearned shares issued to employee stock ownership trust	(928)	(976)
Accumulated other comprehensive income (loss)	106	(218)
Total shareholders’ equity	89,642	92,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$928,968	$886,849

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2008	2007	2008	2007
INTEREST INCOME:

Interest and fees on loans receivable	$12,939	$14,950	$39,688	$44,461
Interest on investment securities – taxable	130	91	307	403
Interest on investment securities – non-taxable	36	35	105	111
Interest on mortgage-backed securities	51	78	167	254
Other interest and dividends	16	182	200	845
Total interest and dividend income	13,172	15,336	40,467	46,074

INTEREST EXPENSE:
Interest on deposits	3,942	5,340	11,848	17,563
Interest on borrowings	859	1,138	3,239	2,131
Total interest expense	4,801	6,478	15,087	19,694
Net interest income	8,371	8,858	25,380	26,380
Less provision for loan losses	1,200	650	11,150	1,100
Net interest income after provision for loan losses	7,171	8,208	14,230	25,280

NON-INTEREST INCOME:
Fees and service charges	1,104	1,269	3,533	4,078
Asset management fees	468	545	1,639	1,606
Net gain on sale of loans held for sale	103	93	236	276
Impairment of investment security	-	-	(3,414)	-
Loan servicing income	38	44	99	110
Bank owned life insurance	144	140	438	419
Other	45	59	240	179
Total non-interest income	1,902	2,150	2,771	6,668

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,988	4,245	11,612	12,121
Occupancy and depreciation	1,241	1,304	3,725	3,850
Data processing	215	224	622	600
Amortization of core deposit intangible	31	38	99	118
Advertising and marketing expense	174	217	610	869
FDIC insurance premium	130	20	401	58
State and local taxes	164	182	508	531
Telecommunications	113	96	351	292
Professional fees	280	216	730	611
Other	571	469	1,624	1,573
Total non-interest expense	6,907	7,011	20,282	20,623

INCOME (LOSS) BEFORE INCOME TAXES	2,166	3,347	(3,281)	11,325
PROVISION (BENEFIT) FOR INCOME TAXES	691	1,134	(1,351)	3,843
NET INCOME (LOSS)	$1,475	$2,213	$(1,930)	$7,482

Earnings (loss) per common share:
Basic	$0.14	$0.21	$(0.18)	$0.68
Diluted	0.14	0.21	(0.18)	0.67
Weighted average number of shares outstanding:
Basic	10,699,263	10,684,780	10,690,077	10,992,242
Diluted	10,699,263	10,773,107	10,690,077	11,106,944

                See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2008
AND THE NINE MONTHS ENDED DECEMBER 31, 2008
(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance April 1, 2007	11,707,980	$117	$58,438	$42,848	$(1,108)	$(86)	$100,209

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition adjustment	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	414
Tax benefit, stock options	-	-	6	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	84,073

Comprehensive income:
Net income	-	-	-	8,644	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	(132)

Total comprehensive income	-	-	-	-	-	-	8,512
Balance March 31, 2008	10,913,773	109	46,799	46,871	(976)	(218)	92,585

Cash dividends ($0.135 per share)	-	-	-	(1,442)	-	-	(1,442)
Exercise of stock options	10,000	-	83	-	-	-	83
Earned ESOP shares	-	-	(26)	-	48	-	22
	10,923,773	109	46,856	45,429	(928)	(218)	91,248

Comprehensive income:
Net loss	-	-	-	(1,930)	-	-	(1,930)
Other comprehensive income:
Unrealized holding loss on
securities of $1,929 (net of $994 tax effect) less reclassification adjustment for net losses included in net income of $2,253 (net of $1,161 tax effect)	-	-	-	-	-	324	324

Total comprehensive income	-	-	-	-	-	-	(1,606)
Balance December 31, 2008	10,923,773	$109	$46,856	$43,499	$(928)	$106	$89,642

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

(In thousands) (Unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,930)	$7,482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,608	1,630
Mortgage servicing rights valuation adjustment	(5)	(27)
Provision for loan losses	11,150	1,100
Noncash expense related to ESOP	22	256
Increase (decrease) in deferred loan origination fees, net of amortization	279	(3,543)
Origination of loans held for sale	(10,974)	(11,909)
Proceeds from sales of loans held for sale	10,149	11,559
Excess tax benefit from stock based compensation	(11)	(8)
Writedown of real estate owned	100	-
Net loss (gain) on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	3,192	(271)
Income from bank owned life insurance	(438)	(419)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,571)	(1,135)
Accrued interest receivable	(58)	82
Accrued expenses and other liabilities	(717)	(511)
Net cash provided by operating activities	9,796	4,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(62,977)	(30,360)
Proceeds from call, maturity, or sale of investment securities available for sale	480	11,360
Proceeds from call, maturity, or sale of investment securities held to maturity	7	-
Principal repayments on investment securities available for sale	75	75
Purchase of investment securities held to maturity	(536)	-
Purchase of investment securities available for sale	(5,000)	-
Principal repayments on mortgage-backed securities available for sale	1,025	1,078
Principal repayments on mortgage-backed securities held to maturity	250	282
Purchase of premises and equipment and capitalized software	(378)	(1,003)
Proceeds from sale of real estate owned and premises and equipment	174	2
Net cash used in investing activities	(66,880)	(18,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	22,827	(42,795)
Dividends paid	(2,402)	(3,566)
Repurchase of common stock	-	(12,643)
Proceeds from advances from FHLB	1,086,910	235,250
Repayment of advances from FHLB	(1,062,660)	(176,300)
Proceeds from issuance of subordinated debentures	-	15,464
Principal payments under capital lease obligation	(27)	(26)
Net decrease in advance payments by borrowers	(240)	(231)
Excess tax benefit from stock based compensation	11	8
Proceeds from exercise of stock options	83	694
Net cash provided by financing activities	44,502	15,855
NET INCREASE (DECREASE) IN CASH	(12,582)	1,575
CASH, BEGINNING OF PERIOD	36,439	31,423
CASH, END OF PERIOD	$23,857	$32,998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$15,216	$19,427
Income taxes	1,517	3,729

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$2,753	$74
Dividends declared and accrued in other liabilities	-	1,176
Fair value adjustment to securities available for sale	492	41
Income tax effect related to fair value adjustment	(167)	(14)
Premises and equipment purchases included in accounts payable	5	212
Capitalized software acquired under a service agreement	19	-

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2008 (“2008 Form 10-K”). The results of operations for the nine months ended December 31, 2008 are not necessarily indicative of the results which may be expected for the fiscal year ending March 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1, 1998 and terminated on October 1, 2008.  Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.  Under the 1998 Plan, the Company had the ability to grant both incentive and non-qualified stock options to purchase up to 714,150 shares of its common stock to officers, directors and employees. Each option granted under the 1998 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, a maximum term of ten years and a vesting period from zero to five years.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board of Directors. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At December 31, 2008, there were options for 198,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2008		Year Ended March 31, 2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,972	$11.02	526,192	$10.41
Grants	38,500	6.30	20,000	13.42
Options exercised	(10,000)	4.70	(95,620)	7.68
Forfeited	(48,000)	11.71	(25,600)	12.69
Expired	(33,776)	6.88	-	-
Balance, end of period	371,696	$10.99	424,972	$11.02

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2008	Year Ended March 31, 2008
Intrinsic value of options exercised in the period	$31,400	$613,283
Stock options fully vested and expected to vest:
Number	367,371	422,572
Weighted average exercise price	$11.01	$11.02
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	7.61	6.82
Stock options fully vested and currently exercisable:
Number	317,896	397,372
Weighted average exercise price	$11.47	$10.94
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.17	6.31

(1) The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2008 and 2007 was approximately $25,000 and $26,000, respectively.  As of December 31, 2008, there was approximately $51,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through May 2012.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the nine months ended December 31, 2008 and 2007, the Company granted 38,500 and 15,000 stock options, respectively.  The weighted average fair value of stock options granted during the nine months ended December 31, 2008 and 2007 was $1.09 and $2.31 per option, respectively.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2009	2.99%	6.25	20.20%	2.77%
Fiscal 2008	4.82%	6.25	14.69%	3.11%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options.  In accordance with Statement of Position (“SOP”) 93-6, Employer’s Accounting for Employee Stock Ownership Plans, shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2008, stock options for 374,334 and 389,322 shares of common stock, respectively, were excluded in computing diluted EPS because they were antidilutive.  There were no antidilutive stock options for the three and nine months ended December 31, 2007.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Basic EPS computation:
Numerator-net income (loss)	$1,475,000	$2,213,000	$(1,930,000)	$7,482,000
Denominator-weighted average common shares outstanding	10,699,263	10,684,780	10,690,077	10,992,242
Basic EPS	$0.14	$0.21	$(0.18)	$0.68
Diluted EPS computation:
Numerator-net income (loss)	$1,475,000	$2,213,000	$(1,930,000)	$7,482,000
Denominator-weighted average common shares outstanding	10,699,263	10,684,780	10,690,077	10,992,242
Effect of dilutive stock options	-	88,327	-	114,702
Weighted average common shares
and common stock equivalents	10,699,263	10,773,107	10,690,077	11,106,944
Diluted EPS	$0.14	$0.21	$(0.18)	$0.67

5.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Municipal bonds	$528	$2	$-	$530

The contractual maturities of investment securities held to maturity are as follows (in thousands):

December 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	528	530
Due after ten years	-	-
Total	$528	$530

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Trust preferred	$1,586	$-	$-	$1,586
Agency securities	5,000	101	-	5,101
Municipal bonds	2,267	27	-	2,294
Total	$8,853	$128	$-	$8,981

March 31, 2008
Trust preferred	$5,000	$-	$(388)	$4,612
Municipal bonds	2,825	50	-	2,875
Total	$7,825	$50	$(388)	$7,487

The contractual maturities of investment securities available for sale are as follows (in thousands):

December 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$530	$540
Due after one year through five years	5,000	5,102
Due after five years through ten years	620	636
Due after ten years	2,703	2,703
Total	$8,853	$8,981

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at December 31, 2008 and March 31, 2008, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $1.3 million and $484,000 and a fair value of $1.3 million and $491,000 at December 31, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank.

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

In the second quarter of fiscal 2009, the Company recognized a $3.4 million non-cash other than temporary impairment (“OTTI”) charge on the above investment security.  Based on a number of factors, including the magnitude of the decline in the estimated fair value below the Company’s cost and a decline in the investment rating of the security, management concluded that the decline in value was other than temporary.  Accordingly, the non-cash impairment charge was realized on the accompanying consolidated statements of operation.  During the third quarter of fiscal 2009, the Company reevaluated the fair value of the above investment security and determined that no further impairment was required at December 31, 2008.

The Company realized no gains or losses on sales of investment securities for the nine-month periods ended December 31, 2008 and 2007.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$409	$-	$(2)	$407
FHLMC mortgage-backed securities	96	-	-	96
FNMA mortgage-backed securities	130	1	(1)	130
Total	$635	$1	$(3)	$633

March 31, 2008
Real estate mortgage investment conduits	$624	$2	$-	$626
FHLMC mortgage-backed securities	104	1	-	105
FNMA mortgage-backed securities	157	4	-	161
Total	$885	$7	$-	$892

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4	4
Due after five years through ten years	7	7
Due after ten years	624	622
Total	$635	$633

Mortgage-backed securities held to maturity with an amortized cost of $520,000 and $631,000 and a fair value of $517,000 and $633,000 at December 31, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $112,000 and $138,000 and a fair value of $111,000 and $141,000 at December 31, 2008 and March 31, 2008, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$706	$9	$(7)	$708
FHLMC mortgage-backed securities	3,527	29	-	3,556
FNMA mortgage-backed securities	73	2	-	75
Total	$4,306	$40	$(7)	$4,339

March 31, 2008
Real estate mortgage investment conduits	$851	$8	$(1)	$858
FHLMC mortgage-backed securities	4,393	1	(4)	4,390
FNMA mortgage-backed securities	87	3	-	90
Total	$5,331	$12	$(5)	$5,338

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

December 31, 2008	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,589	1,603
Due after five years through ten years	2,252	2,278
Due after ten years	465	458
Total	$4,306	$4,339

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations.

Mortgage-backed securities available for sale with an amortized cost of $4.2 million and $5.2 million and a fair value of $4.3 million and $5.2 million at December 31, 2008 and March 31, 2008, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.  Mortgage-backed securities available for sale with an amortized cost of $70,000 and $62,000 and a fair value of $72,000 and $64,000 at December 31, 2008 and March 31, 2008, respectively, were pledged as collateral for government public funds held by the Bank.

The fair value of temporarily impaired mortgage-backed securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2008 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Real estate mortgage investment conduits	$841	$(9)	$-	$-	$841	$(9)
FNMA mortgage-backed securities	122	(1)	-	-	122	(1)
Total temporarily impaired securities	$963	$(10)	$-	$-	$963	$(10)

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

The unrealized losses on the above mortgage-backed securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline.  The Company does not believe that any of the securities are impaired due to reasons of credit quality or related to any company or industry specific event.  Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other than temporary.  The Company realized no gains or losses on sales of mortgage-backed securities for the nine-month periods ended December 31, 2008 and 2007.  The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	December 31, 2008	March 31, 2008
Commercial and construction
Commercial	$133,616	$109,585
Commercial real estate mortgage	465,413	429,422
Real estate construction	133,637	148,631
Total commercial and construction	732,666	687,638

Consumer
Real estate one-to-four family	85,579	75,922
Other installment	3,479	3,665
Total consumer	89,058	79,587

Total loans	821,724	767,225

Less:
Allowance for loan losses	16,236	10,687
Loans receivable, net	$805,488	$756,538

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss). As of December 31, 2008 and March 31, 2008, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2008	2007	2008	2007
Beginning balance	$16,124	$9,062	$10,687	$8,653
Provision for losses	1,200	650	11,150	1,100
Charge-offs	(1,089)	(211)	(5,627)	(285)
Recoveries	1	4	26	37
Total allowance for loan losses, ending balance	$16,236	$9,505	$16,236	$9,505

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Beginning balance	$286	$422	$337	$380
Net change in allowance for unfunded loan commitments	(26)	(15)	(77)	27
Ending balance	$260	$407	$260	$407

Loans on which the accrual of interest has been discontinued were $28.4 million and $7.6 million at December 31, 2008 and March 31, 2008, respectively. Interest income foregone on non-accrual loans was $646,000 and $37,000 for the three months ended December 31, 2008 and 2007.  Interest income foregone on non-accrual loans was $1.5 million and $46,000 during the nine months ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and March 31, 2008, impaired loans were $29.5 million and $7.2 million, respectively. At December 31, 2008, $27.1 million of the impaired loans had specific valuation allowances of $5.6 million while $2.4 million of the impaired loans did not require specific valuation allowances.  At March 31, 2008, all of the impaired loans had specific valuation allowances totaling $902,000.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $23.2 million and $2.0 million during the nine months ended December 31, 2008 and the year ended March 31, 2008, respectively. The related amount of interest income recognized on loans that were impaired was approximately $151,000 and $65,000 during the nine months ended December 31, 2008 and 2007, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2008.  Loans past due 90 days or more and still accruing interest were $115,000 at March 31, 2008.

9.	MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in mortgage servicing rights (“MSRs”) and the related allowance for the periods indicated and other related financial data (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Balance at beginning of period, net	$271	$332	$302	$351
Additions	45	35	94	104
Amortization	(35)	(49)	(119)	(151)
Change in valuation allowance	1	13	5	27
Balance at end of period, net	$282	$331	$282	$331

Valuation allowance at beginning of period	$3	$21	$7	$35
Change in valuation allowance	(1)	(13)	(5)	(27)
Valuation allowance at end of period	$2	$8	$2	$8

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets.  At December 31, 2008 and March 31, 2008, the estimated fair value of MSRs was $900,000 and $1.0 million, respectively.  The December 31, 2008 fair value was estimated using various discount rates and a range of Prepayment Standard Assumption (PSA) values (the Bond Market Association’s standard prepayment values) that ranged from 153 to 868.

10.	GOODWILL

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.

During the third quarter of fiscal 2009, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

11.	FEDERAL HOME LOAN BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	December 31, 2008	March 31, 2008
Federal Home Loan Bank advances	$117,100	$92,850

Weighted average interest rate:	1.12%	3.35%

Borrowings have the following maturities at December 31, 2008 (in thousands):

2009	$77,100
2010	40,000
Total	$117,100

12.	JUNIOR SUBORDINATED DEBENTURE

At December 31, 2008, the Company had established two wholly-owned subsidiary grantor trusts for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at December 31, 2008, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2008 and March 31, 2008, is included in prepaid expenses and other assets in the Consolidated Balance Sheets.  The Company records interest expense on the Debentures in the consolidated statements of operations.

The following table is a summary of the terms of the current Debentures at December 31, 2008:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	3.36%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
	Total	$ 22,681

(1) The trust preferred securities reprice quarterly based on the three month LIBOR plus 1.36%

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three month LIBOR plus 1.35% thereafter until maturity.

13.	FAIR VALUE MEASUREMENT

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

		Fair value measurements at December 31, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$8,981	$-	$7,395	$1,586
Mortgage-backed securities available for sale	4,339	-	4,339	-

Total recurring assets measured at fair value	$13,320	$-	$11,734	$1,586

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2008 (in thousands).  There were no transfers of assets in to Level 3 for the three months ended December 31, 2008.

For the Nine
Months Ended
December 31, 2008

Available for sale securities

Balance at March 31, 2008	$-
Transfers in to Level 3	4,612
Included in earnings (1)	(3,414)
Included in other comprehensive income (2)	388
Balance at December 31, 2008	$1,586

(1) Included in other non-interest income
(2) Reversal of previously recorded unrealized loss

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, indicators from market makers or discounted cash flows, when market quotes are not readily accessible or available.  Our Level 3 assets consist of a single pooled trust preferred security.  Due to the inactivity in the market for these types of securities, the Company determined the security is classified within Level 3 of the fair value hierarchy, and believes that significant unobservable inputs are required to determine the security’s fair value at the measurement date.  The Company determined that an income approach valuation technique was most representative of the security’s fair value.  Significant assumptions used by the Company as part of the income approach include selecting an appropriate discount rate, expected default rate and estimated repayment dates.  In selecting its assumptions, the Company considered all available market information that could be obtained without undue cost or effort, and considered the unique characteristics of the trust preferred security by assessing the available market information and the various risks associated with the security including: valuation estimates provided by third party pricing services; relevant reports issued by analyst and credit rating agencies; level of interest rates and any movement in pricing for credit and other risks; information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing asset, etc; and other relevant observable inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following table represents the fair value measurement for nonrecurring assets (in thousands).
		Fair value measurements at December 31, 2008, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$23,925	$-	$-	$23,925

Total nonrecurring assets measured at fair value	$23,925	$-	$-	$23,925

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value less sales cost of the collateral if the loan is collateral dependent.  The Company does not record impaired loans at fair value on a recurring basis.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  As of December 31, 2008, the Company evaluated $29.5 million of impaired loans.  The $23.9 million fair market value of impaired loans represents the $29.5 million in impaired loan balances, net of a $5.6 million specific allowance.

14.	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 160.

In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company has adopted FSP 157-3 and incorporated the guidance in determining fair value of certain investment securities as of December 31, 2008.

In January 2009, the FASB issued FASB Staff Position 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20” (“FSP 99-20-1”).  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an OTTI has occurred.  The FSP also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115.  The Company has adopted FSP 99-20-1 and incorporated the guidance in determining the fair value of certain investment securities as of December 31, 2008.

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

At December 31, 2008, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$19,138
Fixed-rate	14,396
Standby letters of credit	1,768
Undisbursed loan funds, and unused lines of credit	127,177
Total	$162,479

At December 31, 2008, the Company had commitments to sell residential loans to the FHLMC totaling $834,000.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2008, loans under warranty totaled $104.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for others.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the financial statements.

As of December 31, 2008, the Company has entered into contractual obligations to make future payments as follows (in thousands):

	Within 1 year	1-3 Years	3-5 Years	After 5 Years	Total Balance

Certificates of deposit	$255,403	$43,683	$6,529	$2,648	$308,263
FHLB advances	117,100	-	-	-	117,100
Junior subordinated debentures	-	-	-	22,681	22,681
Operating leases	1,684	2,017	1,616	3,110	8,427
Total other contractual obligations	$374,187	$45,700	$8,145	$28,439	$456,471

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other portions of this report contain statements that the Company believes are  “forward-looking statements.”  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision (“OTS”) and our bank subsidiaries by the OTS or Federal Deposit Insurance Corporation (“FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets or increase our capital; our ability to comply with agreements entered into with the OTS or FDIC, including the recent Memorandum of Understanding (“MOU” or “the agreement”) entered into with the OTS; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

Recent Developments

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of the Treasury (“UST”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the UST announced it will offer certain selected financial institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the U.S. government, acting through the UST, on terms specified by the government. This program is known as the Capital Purchase Program, which is part of the larger Troubled Asset Relief Program (“TARP”) announced.

In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program (“TLGP”) that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the TLGP is available at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank has elected to participate in the TLGP program.

In January 2009, the OTS finalized a supervisory agreement, an MOU, which was reviewed and approved by the Board on January 21, 2009.  The MOU specifically requires the Bank to: (a) submit a business plan that sets forth a plan for achieving and maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and to provide a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; (b) remain in compliance with the minimum capital ratios contained in the business plan; (c) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (d) maintain an adequate Allowance for Loan and Lease Losses (ALLL); (e) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (f) develop a written comprehensive plan, that is acceptable to the OTS, to reduce classified assets; (g) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

The Board and Bank management do not believe that this agreement will constrain the Bank’s business plan and furthermore, we believe that the Bank is currently in compliance with many of the requirements of the agreement through its normal business operations.  Management believes that the primary reason the Bank was requested to enter into an MOU with the OTS was due to the uncertain economic conditions currently affecting the financial industry.  As of December 31, 2008, the Bank’s Tier 1 (Core) Leverage ratio was 8.82% (0.82% over the new required minimum) and Risk-Based Capital Ratio was 10.73% (1.27% less than the new minimum).  The Bank has submitted a comprehensive business plan to the OTS that sets forth a plan for achieving and maintaining the minimum Tier 1 (Core) Leverage and Risk-Based Capital Ratios during fiscal 2010, as well as a plan for reducing classified assets.  Management is currently in compliance with the remaining requirements of the agreement, including maintaining an adequate ALLL; engaging an independent consultant to conduct semi-annual loan reviews; providing notice to and obtaining non-objection from the OTS prior to the Bank declaring a dividend; and obtaining approval of the Loan Committee prior to the extension of credit to borrowers with a classified loan.  The most recent independent loan review for the Bank was completed in December 2008.

Executive Overview

Financial Highlights.  Net income for the three months ended December 31, 2008 was $1.5 million, or $0.14 per basic share ($0.14 per diluted share), compared to net income of $2.2 million, or $0.21 per basic share ($0.21 per diluted share) for the three months ended December 31, 2007. Net interest income after provision for loan losses decreased $1.0 million to $7.2 million for the three months ended December 31, 2008 compared to $8.2 million for the same quarter last year.  Non-interest income and non-interest expense decreased $248,000 and $104,000, respectively, for the three months ended December 31, 2008 compared to the same quarter last year.

Net loss for the nine months ended December 31, 2008 was $1.9 million, or $0.18 per basic share ($0.18 per diluted share), compared to net income of $7.5 million, or $0.68 per basic share ($0.67 per diluted share) for the nine months ended December 31, 2007.

The annualized return on average assets was 0.64% for the three months ended December 31, 2008, compared to 1.06% for the three months ended December 31, 2007. For the same periods, the annualized return on average common equity was 6.47% compared to 9.30%, respectively.  The efficiency ratio was 67.23% and 63.69% for the three months ended December 31, 2008 and 2007, respectively.

For the nine months ended December 31, 2008, the Company recorded a provision for loan losses of $11.2 million compared to $1.1 million for the nine months ended December 31, 2007, which reduced our results of operations for the nine months ended December 31, 2008.  The Company also recorded net loan charge-offs of $5.6 million for the nine months ended December 31, 2008 compared to $248,000 for the nine months ended December 31, 2007.  At December 31, 2008, the Company’s total non-performing loans had increased to $28.4 million compared to $1.1 million at December 31, 2007.  The operating difficulties of individual borrowers resulting from the weakness in the economy of the Pacific Northwest, in addition to slowing home sales, have been contributing factors to the increase in non-performing loans as well as the increased level of delinquencies.  These economic conditions have also contributed to the higher provision for loan losses for the nine months ended December 31, 2008 compared to the same period in prior year.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial and construction loans have grown from 72.42% of the loan portfolio at March 31, 2003 to 89.16% of the loan portfolio at December 31, 2008, increasing the risk profile of our total loan portfolio.

The Company’s strategic plan emphasizes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company manages growth diversification while including a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms but also carry higher credit risk than traditional fixed-rate mortgages.  A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans.  The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 18 branches including ten in growing Clark County, four in the Portland metropolitan area and four lending centers.

In order to support the Company’s strategy of growth without compromising its local, personal service to its customers and a commitment to asset quality, the Company has made significant investments in experienced branch, lending, asset management and support personnel and has incurred significant costs in facility expansion and in infrastructure development.  Not withstanding the impact of the impairment of investment security, the Company’s efficiency ratio reflects this investment and will likely remain relatively high by industry standards for the foreseeable future as a result of the emphasis on growth and local, personal service.  Working to control non-interest expenses remains a high priority for the Company’s management.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  The Bank has increased its emphasis on enhancing its cash management product line is in process with the hiring of an experienced cash management officer.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to an improved cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.   During the second quarter of fiscal 2009, the Company began offering Certificate of Deposit Registry Service (CDARS™) deposits.  Through the CDARS™ program, customers can now access FDIC insurance up to $50 million.  The Company also implemented Check 21 during the second quarter of fiscal 2009, which will allow the Company to process checks faster and more efficiently.  In December 2008, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor.  This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a “referral bank”, was heretofore earned by a third party.  A branch manager of the Bank, who previously had experience in leading similar merchant bankcard programs with other community financial institutions, currently manages the merchant bankcard service.

The Company conducts operations from its home office in Vancouver, Washington and 18 branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Wood Village and Aumsville, Oregon.  The Company operates a trust and financial services company, RAM Corp., located in downtown Vancouver.  Riverview Mortgage, a mortgage broker division of the Company, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Company. The Business and Professional Banking Division, with two lending offices in Vancouver and two lending offices in Portland, offers commercial and business banking services.

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

Prior to 2008, national real estate and home values increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans).  That strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction.  The national and regional residential lending market, however, has experienced a notable slowdown in 2008, as loan delinquencies and foreclosure rates have increased.  Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  The continued economic downturn, and more specifically the continued slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets.  During the third quarter of fiscal 2009, the local economy has continued to slow.  Unemployment in Clark County increased to 8.2% in November 2008 compared with 5.7% in November 2007.  Home values in the Portland/Vancouver area at December 31, 2008 were lower than home values last year, with certain areas seeing more significant declines.  The local area has continued to see a reduction in new residential building starts during 2008.  Commercial real estate leasing activity in the Portland/Vancouver area, however, has remained steady, but it is generally affected by a slow economy later than other indicators.  Commercial vacancy rates in Clark County have continued to increase during the quarter ended December 31, 2008.  As a result of these and other factors, the Company has experienced a further decline in the values of real estate collateral supporting certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and sees signs for potential further increased loan delinquencies and defaults.   In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Commercial Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2008	(in thousands)

Commercial	$133,616	$-	$-	$133,616
Commercial construction	-	-	57,486	57,486
Office buildings	-	89,112	-	89,112
Warehouse/industrial	-	43,424	-	43,424
Retail/shopping centers/strip malls	-	83,250	-	83,250
Assisted living facilities	-	30,472	-	30,472
Single purpose facilities	-	89,586	-	89,586
Land	-	100,394	-	100,394
Multi-family	-	29,175	-	29,175
One-to-four family construction	-	-	76,151	76,151
Total	$133,616	$465,413	$133,637	$732,666

	Commercial	Commercial Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2008	(in thousands)

Commercial	$109,585	$-	$-	$109,585
Commercial construction	-	-	55,277	55,277
Office buildings	-	88,106	-	88,106
Warehouse/industrial	-	39,903	-	39,903
Retail/shopping centers/strip malls	-	70,510	-	70,510
Assisted living facilities	-	28,072	-	28,072
Single purpose facilities	-	65,756	-	65,756
Land	-	108,030	-	108,030
Multi-family	-	29,045	-	29,045
One-to-four family construction	-	-	93,354	93,354
Total	$109,585	$429,422	$148,631	$687,638

Comparison of Financial Condition at December 31, 2008 and March 31, 2008

Cash, including interest-earning accounts, totaled $23.9 million at December 31, 2008, compared to $36.4 million at March 31, 2008.  The $12.6 million decrease was primarily attributable to a decrease in the cash balance maintained at the Federal Reserve Bank (“FRB”) as a result of the implementation of Check 21 during the second quarter of fiscal 2009 and the utilization of cash for the repayment of FHLB advances.

Investment securities available for sale totaled $9.0 million at December 31, 2008, compared to $7.5 million at March 31, 2008. The $1.5 million increase was attributable to a new $5.0 million agency security purchased, which was offset by maturities, scheduled cash flows and an impairment charge of $3.4 million. The investment security that the Company recognized a non-cash impairment charge on is a trust preferred pooled security issued by other bank holding companies. We review investment securities for the presence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. During the second quarter of fiscal 2009, the investment rating of the security was lowered from “A1” to “Baa3” by one rating agency, two of the issuers of the security invoked their original contractual right to defer interest payments and one issuer of the security defaulted. Although management believes it is possible that all principal and interest will be received and the Company has the ability and intention to continue to hold the security until there is a recovery in value, general market concerns over these and similar types of securities, as well as the lowering of the investment rating for the security, caused the fair value to decline severely enough during the second quarter to warrant an OTTI charge. Using a discounted cash flow approach, we estimated the security’s fair value to be $1.6 million and recognized a $3.4 million OTTI charge.

During the third quarter of fiscal 2009, the investment rating of the security was lowered from “Baa3” to “Caa2” and three additional issuers announced their intent to defer interest payments. At December 31, 2008, actual market prices, or relevant observable inputs, continued to be unavailable as a result of the secondary market for trust preferred securities being restricted to a level determined to be inactive. That determination was made considering that there are few observable transactions for trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Therefore, the Company has determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value then relying on the estimation of market value technique used prior to September 30, 2008, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustment.  Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security at December 31, 2008. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. We estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. We estimated the default rates and repayment assumptions based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets. Using this information, we estimated the fair value of the security at December 31, 2008 and concluded the results did not warrant a further write-down in fair value. Additionally, we received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although our estimate of fair value fell within the range of valuations provided, the magnitude in the range of fair values estimates further supported the difficulty in estimating the fair value for these types securities in the current environment. We do not believe that the OTTI charge that was previously recognized has any other implications for the Company’s business fundamentals or its outlook. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 2.

Loans receivable, net, totaled $805.5 million at December 31, 2008, compared to $756.5 million at March 31, 2008, an increase of $49.0 million.  The increase in net loans is attributable to continued loan growth as the Company followed its strategic plan of increasing commercial real estate loan originations.  This increase was partially offset by the pay down of several large loans as well as net charge-offs of $5.6 million in loans for the nine months ended December 31, 2008.  Commercial real estate loans, excluding land acquisition and development loans, increased $22.2 million during the quarter-ended December 31, 2008.  This increase was partially offset by a $7.9 million decrease in one-to-four family construction loans during this same period.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas.  Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, reduced sales of homes and land, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Goodwill was $25.6 million at December 31, 2008 and March 31, 2008.  The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2008.  The annual goodwill impairment test indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing see Note 10 in the Notes to Consolidated Financial Statements contained herein and “Goodwill Valuation” included in Item 2.

Deposit accounts totaled $689.8 million at December 31, 2008, compared to $667.0 million at March 31, 2008.  Total brokered deposits at December 31, 2008 were $35.8 million, or 5.2% of total deposits, compared to $25.7 million, or 3.9% of total deposits, at March 31, 2008.  Non-brokered deposits increased a total of $32.1 million, or 5.2% since September 30, 2008.  The increase in deposits resulted from a continued concerted effort by the Company to increase its core deposits.  The Company continues to focus deposit growth around customer relationships as opposed to obtaining deposits through the wholesale markets.  However, the Company has continued to experience increased competition for customer deposits within its market area.  Overall, growth in deposits was dampened by decreases in the average account balances of many of our real estate related customers, reflecting the slowdown of home sales and other transaction closings.  As market interest rates have continued to decrease, the Company has seen a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result, the balance of certificates of deposit increased $42.6 million to $308.3 million at December 31, 2008, compared to $265.7 million at March 31, 2008.

FHLB advances totaled $117.1 million at December 31, 2008 and $92.9 million at March 31, 2008.  The $24.3 million increase was attributable to the Company’s continued loan growth.

Goodwill Valuation

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  The Company performs an annual review in the third quarter of each year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired.  If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any.  The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination.  Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others; a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value.  The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions.  The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures.  The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. We validate our estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach.

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach described above to derive an enterprise value of the Company.  In addition to utilizing the reporting unit’s projection of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15 percent utilized for our cash flow estimates and a terminal value estimated at 1.0 times the ending book value of the reporting unit.  The estimated market capitalization considers trends in our market capitalization and an expected control premium, based on comparable transactional history.  The Company also estimated the fair value of the reporting unit using a market approach as described above.  Based on the results of the step one impairment, the Company determined the second step must be performed.

The Company calculated the implied fair value of its reporting unit under the step two goodwill impairment test.  Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit.  Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value.  Key assumptions used in its fair value estimate of loans receivable was the discount for comparable loan sales.  The Company used a weighted average discount rate that approximated the discount for similar loan sales by the FDIC during the past year.  The Company segregated its loan portfolio into seven categories, including performing loans, non-performing loans and sub-performing loans.  The weighted average discount rates for these individual categories ranged from 3% (for performing loans) to 61% (for non-performing real estate loans).  Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment as of the third quarter of fiscal 2009, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill.  If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $2.9 million to $89.6 million at December 31, 2008 from $92.6 million at March 31, 2008.  The decrease in equity primarily was attributable to cash dividends declared to shareholders of $1.4 million and the net loss of $1.9 million for the nine months ended December 31, 2008 as a result of the OTTI charge.  The exercise of stock options, earned ESOP shares and the net tax effect for unrealized losses on investment securities resulted in a $429,000 net increase, partially offsetting the overall decrease.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2008.

As of December 31, 2008, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). Subsequent to December 31, 2008, the Company entered into a MOU with the OTS which requires, among other things, the Bank to develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  These higher capital requirements will remain in effect until the MOU is terminated.

The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital:
(To Risk-Weighted Assets)	$89,454	10.73%	$66,677	8.0%	$83,347	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,033	9.48	33,339	4.0	50,008	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,033	8.82	35,828	4.0	44,785	5.0
Tangible Capital:
(To Tangible Assets)	79,033	8.82	13,435	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital:
(To Risk-Weighted Assets)	$88,806	10.99%	$64,627	8.0%	$80,784	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,021	9.78	32,314	4.0	48,470	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,021	9.29	25,530	3.0	42,550	5.0
Tangible Capital:
(To Tangible Assets)	79,021	9.29	12,765	1.5	N/A	N/A

Liquidity

The Bank’s primary source of funds are customer deposits, proceeds from principal and interest payments on loans, maturing securities, FHLB advances and wholesale markets, including brokered deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced in general by interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities.  During the nine months ended December 31, 2008, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.  At December 31, 2008, the Bank had loan commitments totaling $162.5 million, including undisbursed loan funds and unused lines of credit totaling $127.2 million. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2008, cash totaled $23.9 million, or 2.6% of total assets.  The Bank has a line of credit with the FHLB of Seattle in the amount of 30% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2008, the Bank had $117.1 million in outstanding advances from the FHLB of Seattle under an available credit facility of $266.2 million, limited to available collateral.  The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank at December 31, 2008.  The Bank had no borrowings outstanding under this credit arrangement at December 31, 2008.  An additional source of wholesale funding includes brokered certificate of deposits.  At December 31, 2008, the Company had $35.8 million in brokered deposits representing 5.2% of total deposits.   In January 2009, the Company was approved for participation in the Federal Reserve Bank’s primary credit program.  Under this program, the Bank has an available credit facility of $182.5 million, subject to pledged collateral.  The addition of this program, coupled with our other funding sources, will give the Bank available liquidity of $400 million, or 43% of total assets.

The Bank has elected to participate in the FDIC TLGP which will insure non-interest bearing transaction deposit accounts, regardless of amount, until December 31, 2009 at an additional cost to the Bank.

Sources of capital and liquidity for the Bancorp include distributions from the Bank and the issuance of debt or equity securities.  Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval.  To the extent the Bank cannot pay dividends to the Bancorp, the Bancorp may not have sufficient funds to pay dividends to its stockholders or may be forced to defer interest payments on its subordinated debentures, which in turn, may restrict the Company’s ability to pay dividends on its common stock.

Asset Quality

The allowance for loan losses was $16.2 million at December 31, 2008 and $10.7 million at March 31, 2008.  Management believes the allowance for loan losses at December 31, 2008 is adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs.  Any increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, An amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.  At December 31, 2008, the Company had impaired loans of $29.5 million with a specific valuation allowance for such loans of $5.6 million.

Non-performing assets were $31.4 million or 3.38% of total assets at December 31, 2008, compared to $22.8 million or 2.54% at September 30, 2008 and $8.2 million or 0.92% of total assets at March 31, 2008.  Non-accruing loans totaled $28.4 million and consisted of 44 loans to 36 borrowers, which includes three commercial loans totaling $1.7 million, fourteen land acquisition and development loans to twelve respective borrowers totaling $16.9 million (the largest of which was $5.5 million), five other real estate mortgage loans totaling $4.3 million, eight real estate construction loans totaling $3.5 million and fourteen residential real estate loans totaling $2.0 million.  All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan for $1.4 million to a Washington borrower who has property located in Southern California.  Slowing home sales in the Pacific Northwest coupled with the current economic conditions has had a significant impact on many local homebuilders and developers.  These conditions have led to operating difficulties for individual borrowers and have been contributing factors to the increase in non-performing loans and the increased level of delinquencies.

The balance of non-performing assets also consisted of $3.0 million in real estate owned.  The real estate owned was comprised of sixteen properties limited to seven lending relationships, including two land loans totaling $106,000, one multi-family real estate loan totaling $269,000, three one-to-four family construction loans totaling $510,000 and ten one-to-four family real estate properties totaling $2.1 million.  Nine of the one-to-four family real estate properties are former construction loans to a related borrower.  These properties are located in two separate subdivisions.  Seven of these properties are currently being rented and two of the properties were formerly being rented.  All of these properties are located in the Company’s primary market area except for an $185,000 one-to-four family construction loan, which is located on the southern Washington coast.  We expect real estate owned properties to increase as foreclosures take place on several of the construction and land development projects currently on non-accrual status.

The following table sets forth information regarding the Company’s non-performing assets.

	December 31, 2008	March 31, 2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial	$1,677	$1,164
Commercial real estate mortgage	21,187	3,892
Real estate construction	3,534	2,124
Real estate one-to-four family	2,028	382
Total	28,426	7,562
Accruing loans which are contractually past due 90 days or more	-	115
Total of non-accrual and 90 days past due loans	28,426	7,677
Real estate owned	2,967	494
Total nonperforming assets	$31,393	$8,171
Total loans delinquent 90 days or more to net loans	3.46%	1.00%
Total loans delinquent 90 days or more to total assets	3.06	0.87

Total non-performing assets to total assets	3.38	0.92

As of December 31, 2008 and March 31, 2008, other loans of concern totaled $7.0 million and $6.8 million, respectively.  Other loans of concern at December 31, 2008 consisted of thirteen loans to twelve borrowers, four of which were real estate construction loan totaling $5.5 million.  The remaining loans were less than $500,000 and mainly consisted of commercial and land acquisition and development loans.   Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual category.

The Company has prepared a comprehensive Classified Asset Reduction Plan detailing its strategy to reduce the Bank’s level of classified assets.  Additionally, for the past several years the Bank has engaged an independent outside consultant to conduct comprehensive semi-annual evaluations of the Bank’s loan quality and provide recommendations for improvement.  The Bank plans to continue having such evaluation performed in future periods.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 15 of the Notes to Consolidated Financial Statements contained herein.

Fair Value of Level 3 Assets

The Company fair values certain assets that are classified as Level 3 under the fair value hierarchy established in SFAS No. 157.  These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.  These Level 3 financial assets include certain available for sale securities and loans measured for impairment, for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model.  Under these circumstances, the fair values of these Level 3 financial assets are determined using pricing models, discounted cash flow methodologies, valuation in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15” or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

Valuations using models or other techniques are sensitive to assumptions used for the significant inputs.  Where market data is available, the inputs used for valuation reflect that information as of the valuation date.  In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process.  Judgment is then applied in formulating those inputs.

At December 31, 2008, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment.  This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities and discussions with third-party industry analysts.  Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security.  Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy.   The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security.  Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions.  In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

In addition, certain loans included in the loan portfolio were deemed impaired in accordance with SFAS No. 114 at December 31, 2008.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  As a practical expedient, impairment was measured based on the loan’s observable market price or the fair market value less sales cost of the collateral if the loan is collateral dependent.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 13 – Fair Value Measurement in the Notes to Consolidated Financial Statements contained herein.

Comparison of Operating Results for the Three Months and Nine Months Ended December 31, 2008 and 2007

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

Net interest income for the three and nine months ended December 31, 2008 was $8.4 million and $25.4 million, respectively, representing a decrease of $487,000 and $1.0 million, respectively, for the three and nine months ended December 31, 2007.  Average interest-earning assets to average interest-bearing liabilities decreased to 115.14% and 115.10% for the three month and nine month periods ended December 31, 2008, respectively, compared to 116.59% and 117.50%, respectively, in the same prior year periods. This indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.  The net interest margin for the quarter and nine months ended December 31, 2008 was 3.95% and 4.11%, respectively, compared to 4.71% and 4.75%, respectively, for the quarter and nine months ended December 31, 2007.

The Company’s balance sheet interest rate sensitivity achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive.  In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin.  Interest rates on the Company’s interest-earning assets reprice down faster than interest rates on the Company’s interest-bearing liabilities.  As a result of the Federal Reserve’s 500 basis point reduction in the short-term federal funds rate since August 2007, approximately 40% of the Company’s loans immediately repriced down 500 basis points.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  Further reductions will be reflected in future deposit offerings.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.  In October 2008 and December 2008, the Federal Reserve reduced the short-term federal funds rate by an additional 100 and 75 basis points, respectively, which resulted in a further reduction in both the yields on loans and the cost of deposits.

Interest Income. Interest income for the three and nine months ended December 31, 2008, was $13.2 million and $40.5 million, respectively, compared to $15.3 million and $46.1 million for the three and nine months ended December 31, 2007, respectively.  This represents a decrease of $2.1 million and $5.6 million for the three months and nine months ended December 31, 2008, respectively, compared to the same prior periods.  Interest income on loans receivable decreased primarily as a result of the Federal Reserve interest rate cuts described above as well as interest income reversals on non-performing loans.  During the three and nine months ended December 31, 2008, the Company reversed $273,000 and $735,000, respectively, of interest income on non-performing loans.  These decreases were partially offset by increases in the average loan balance as a result of continued loan growth.  The average balance of net loans increased $98.1 million and $97.4 million to $809.4 million and $787.0 million for the three and nine months ended December 31, 2008, respectively, from $711.4 million and $689.6 million for the same period in prior years, respectively.  The yield on net loans was 6.34% and 6.69% for the three and nine months ended December 31, 2008, respectively, compared to 8.34% and 8.56% for the same three and nine months ended December 31, 2007, respectively.

Interest Expense. Interest expense decreased $1.7 million to $4.8 million for the three months ended December 31, 2008, compared to $6.5 million for the three months ended December 31, 2007.  For the nine months ended December 31, 2008, interest expense decreased $4.6 million to $15.1 million compared to $19.7 million for the nine months ended December 31, 2007.

The decrease in interest expense is primarily attributable to the lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate on total deposits decreased to 2.74% and 2.80% for the three and nine months ended December 31, 2008, respectively, from 3.79% and 4.02% for the same respective periods in the prior year.  The weighted average cost of FHLB borrowings, junior subordinated debenture and capital lease obligations decreased to 2.14% and 2.83% for the three and nine months ended December 31, 2008, respectively, from 5.47% and 5.86% for the same respective periods in the prior year.

The following tables sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest earned on average interest-earning assets and interest paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin.

	Three Months Ended December 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$685,499	$11,134	6.44%	$604,305	$12,817	8.41%
Non-mortgage loans	123,948	1,805	5.78	107,047	2,133	7.91
Total net loans (1)	809,447	12,939	6.34	711,352	14,950	8.34

Mortgage-backed securities (2)	5,130	51	3.94	6,868	78	4.51
Investment securities (2)(3)	9,729	185	7.54	8,324	144	6.86
Daily interest-bearing assets	8,740	5	0.23	13,530	153	4.49
Other earning assets	8,592	11	0.51	8,031	29	1.43
Total interest-earning assets	841,638	13,191	6.22	748,105	15,354	8.14

Non-interest-earning assets:
Office properties and equipment, net	20,147			22,321
Other non-interest-earning assets	48,362			59,859
Total assets	$910,147			$830,285

Interest-bearing liabilities:
Regular savings accounts	$26,846	37	0.55	$26,874	37	0.55
Interest checking accounts	80,636	220	1.08	127,671	988	3.07
Money market deposit accounts	166,383	1,027	2.45	220,639	2,141	3.85
Certificates of deposit	297,605	2,658	3.54	183,973	2,174	4.69
Total interest-bearing deposits	571,470	3,942	2.74	559,157	5,340	3.79

Other interest-bearing liabilities	159,504	859	2.14	82,498	1,138	5.47
Total interest-bearing liabilities	730,974	4,801	2.61	641,655	6,478	4.01

Non-interest-bearing liabilities:
Non-interest-bearing deposits	83,397			84,951
Other liabilities	5,299			9,319
Total liabilities	819,670			735,925
Shareholders’ equity	90,477			94,360
Total liabilities and shareholders’ equity	$910,147			$830,285
Net interest income		$8,390			$8,876
Interest rate spread			3.61%			4.13%
Net interest margin			3.95%			4.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.14%			116.59%
Tax equivalent adjustment (3)		$19			$18

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

	Nine Months Ended December 31,
	2008			2007
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$668,105	$34,143	6.78%	$586,335	$37,975	8.60%
Non-mortgage loans	118,872	5,545	6.19	103,253	6,486	8.34
Total net loans (1)	786,977	39,688	6.69	689,588	44,461	8.56

Mortgage-backed securities (2)	5,541	167	4.00	7,320	254	4.61
Investment securities (2)(3)	10,278	466	6.02	12,689	571	5.97
Daily interest-bearing assets	10,252	111	1.44	20,560	778	5.02
Other earning assets	8,497	89	1.39	7,896	67	1.13
Total interest-earning assets	821,545	40,521	6.55	738,053	46,131	8.30

Non-interest-earning assets:
Office properties and equipment, net	20,533			21,524
Other non-interest-earning assets	53,128			59,857
Total assets	$895,206			$819,434

Interest-bearing liabilities:
Regular savings accounts	$27,110	112	0.55	$27,614	114	0.55
Interest checking accounts	86,583	818	1.25	137,146	3,368	3.26
Money market deposit accounts	174,379	3,011	2.29	228,034	7,425	4.32
Certificates of deposit	273,868	7,907	3.83	187,045	6,656	4.72
Total interest-bearing deposits	561,940	11,848	2.80	579,839	17,563	4.02

Other interest-bearing liabilities	151,844	3,239	2.83	48,265	2,131	5.86
Total interest-bearing liabilities	713,784	15,087	2.81	628,104	19,694	4.16

Non-interest-bearing liabilities:
Non-interest-bearing deposits	80,693			84,659
Other liabilities	7,471			9,025
Total liabilities	801,948			721,788
Shareholders’ equity	93,258			97,646
Total liabilities and shareholders’ equity	$895,206			$819,434
Net interest income		$25,434			$26,437
Interest rate spread			3.74%			4.14%
Net interest margin			4.11%			4.75%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.10%			117.50%
Tax equivalent adjustment (3)		$54			$57

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

The following table sets forth the effects of changing rates and volumes on net interest income for the periods ended December 31, 2008 compared to the periods ended December 31, 2007.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008 vs. 2007			2008 vs. 2007

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$1,574	$(3,257)	$(1,683)	$4,865	$(8,697)	$(3,832)
Non-mortgage loans	304	(632)	(328)	889	(1,830)	(941)
Mortgage-backed securities	(18)	(9)	(27)	(56)	(31)	(87)
Investment securities (1)	26	15	41	(110)	5	(105)
Daily interest-bearing	(40)	(108)	(148)	(275)	(392)	(667)
Other earning assets	2	(20)	(18)	6	16	22
Total interest income	1,848	(4,011)	(2,163)	5,319	(10,929)	(5,610)

Interest Expense:
Regular savings accounts	-	-	-	(2)	-	(2)
Interest checking accounts	(278)	(490)	(768)	(954)	(1,596)	(2,550)
Money market deposit accounts	(450)	(664)	(1,114)	(1,472)	(2,942)	(4,414)
Certificates of deposit	1,110	(626)	484	2,673	(1,422)	1,251
Other interest-bearing liabilities	670	(949)	(279)	2,669	(1,561)	1,108
Total interest expense	1,052	(2,729)	(1,677)	2,914	(7,521)	(4,607)
Net interest income	$796	$(1,282)	$(486)	$2,405	$(3,408)	$(1,003)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses.  The provision for loan losses for the three and nine months ended December 31, 2008 was $1.2 million and $11.2 million, respectively, compared to $650,000 and $1.1 million for the same prior year periods.  The increase in the provision for loan losses is primarily the result of the current economic conditions and slowdown in residential real estate sales that affected among others, home builders and developers.  A slowdown in home buying has resulted in slower sales and declining real estate values which have significantly affected these borrowers liquidity and ability to repay loans.  This slowdown has led to an increase in delinquent and non-performing construction and land development loans.  The Company also updated and enhanced an already extensive analysis of its loan portfolio during the quarter ended December 31, 2008.  The problem loans identified by the Company are limited to a few lending relationships and largely consist of land acquisition and development loans.  While the level of non-performing assets has increased over the previous linked quarter, the specific reserves for these impaired loans have remained relatively unchanged.  Certain non-performing assets added in the current quarter were evaluated for impairment, however, based on the most current information available, it was determined that no specific reserve was necessary.

During the three months ended December 31, 2008, net charge-off totaled $1.1 million compared to $207,000 for the same three month in prior year.  Net charge-offs for the current nine-month period were $5.6 million, compared to $248,000 for the same period last year. Annualized net charge-offs to average net loans for the three month and nine month period ended December 31, 2008 were 0.53% and 0.94%, respectively, compared to 0.12% and 0.05% for the same respective periods in the prior year.  The ratio of allowance for loans losses to total net loans was 1.97% at December 31, 2008 compared to 1.31% at December 31, 2007.  Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio.  Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for other economic conditions.  Management considers the allowance for loan losses at December 31, 2008 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio.

Non-Interest Income.  Non-interest income decreased $248,000 and $3.9 million for the quarter and nine months ended December 31, 2008, respectively, compared to the same prior year periods.  This decrease in the current nine-month period is primarily attributable to an increase in impairment on investment securities coupled with a decrease in brokered loan fees.  For the quarter and nine months ended December 31, 2008, broker loan fees, included in fees and service charges on the accompanying consolidated statements of operation, decreased by $148,000 and $666,000 respectively, compared to the same prior year periods.  In addition, for the nine months ended December 31, 2008, impairment on investments securities increased by $3.4 million, which also contributed to the overall decrease in non-interest income.

Non-Interest Expense.  Non-interest expense decreased $104,000 and $341,000 for the quarter and nine months ended December 31, 2008, respectively, compared to the same prior year periods.  Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate business activity.  Salaries and employee benefits decreased $257,000 and $509,000 for the three and nine months ended December 31, 2008, respectively, compared to the three and nine months ended December 31, 2007, respectively.  This decrease was attributable to a decrease in broker commissions of $77,000 and $317,000 and a decrease in retirement expenses of $65,000 and $269,000 for the three and nine months ended December 31, 2008, respectively, compared to the same periods in prior year.  Full-time equivalent employees decreased to 253 at December 31, 2008 from 265 at December 31, 2007.  Marketing expense also decreased $43,000 and $259,000 for the quarter and nine months ended December 31, 2008, respectively, compared to the quarter and nine months ended December 31, 2007 respectively.

These decreases were partially offset by an increase in the Company’s FDIC deposit insurance premium of $110,000 and $343,000 for the three and nine months ended December 31, 2008, compared to the same prior year periods.  The FDIC insurance premium increased as a result of a one-time FDIC credit, which the Company applied against its insurance expense in fiscal year 2008.  We expect our deposit insurance premiums to increase substantially in calendar year 2009 as a result of recent FDIC imposed increases in the assessment rates.

Income Taxes.  The provision for income taxes was $691,000 and $1.1 million for the three months ended December 31, 2008 and 2007, respectively.  The benefit for income taxes was $1.4 million for the nine months ended December 31, 2008 compared to a provision for income taxes of $3.8 million for the nine months ended December 31, 2007.  The benefit for income taxes was a result of the net pre-tax loss incurred for the nine months ended December 31, 2008.  The effective tax rate for three and nine months ended December 31, 2008 was 31.9% and 41.2%, respectively, compared to 33.9% for both the three and nine months ended December 31, 2007.  When the Company incurs a pre-tax loss its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2008 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter ended December 31, 2008, the Company did not make any changes in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.

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

Item 1A. Risk Factors

Listed below are updates to the market risk factors provided in the 2008 Form 10-K.  These updates should be read in conjunction with the risk factors provided in the 2008 Form 10-K.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Adverse economic conditions, particularly in Washington and Oregon State, have caused and could continue to cause us to incur losses.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon real estate markets, are having and may continue to have a material adverse impact on the quality of our loan portfolio and the demand for our products and services.  In particular an economic slowdown in our market areas is resulting in many of the following conditions, which could hurt our business materially: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decline in the demand for our products and services; and an increase in the value of loan collateral, especially real estate, which, in turn have reduced our customer’s borrowing power and reduced the value of assets and collateral securing our loans.

•	Downturns in the real estate markets in our primary market area have hurt our business.

Our business activities and credit exposure are primarily concentrated in Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon.  While we do not have any sub-prime loans, our construction/land development loan portfolio, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  As of December 31, 2008, most of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

•	We may suffer losses in our loan portfolio despite our underwriting practices.
We seek to mitigate risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with the continued economic downturn nationally during 2008, have resulted in uncertainty in the financial markets in general.  Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Continued negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (TARP).  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets. The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On November 12, 2008, the Treasury Secretary announced that the Treasury was no longer pursuing a broad plan to purchase illiquid mortgage-related assets, but would continue to examine whether targeted forms of asset purchase can play a useful role.

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others of which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an ownership change to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Moreover, on October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program (TLGP) to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies.  Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. The Bank has elected to participate in the TLGP.

There can be no assurance as to the actual impact that the EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Finally, there can be no assurance regarding the specific impact that such measures may have on us or whether (or to what extent) we will be able to benefit from such programs.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the nine months ended December 31, 2008 we recorded a provision for loan losses of $11.2 million compared to $1.1 million for the nine months ended December 31, 2007, which reduced our results of operations for the nine months ended December 31, 2008.  We also recorded net loan charge-offs of $5.6 million for the nine months ended December 31, 2008 compared to $248,000 for the nine months ended December 31, 2007.  The increase in our non-performing loans at December 31, 2008, primarily contributed to the higher provision for loan losses for the nine months ended December 31, 2008 compared to the same period in 2007.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest.  In addition, slowing home sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At December 31, 2008, our total non-performing loans had increased to $28.4 million compared to $1.1 million at December 31, 2007.  In that regard, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans.   While construction and land development loans represented 28% of our total loan portfolio at December 31, 2008 they represented 73% of our non-performing assets at that date.  If current trends in the housing and real estate markets continue, we may continue to experience increased delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would further adversely affect our financial condition and results of operations.

We operate in a highly regulated industry and operate under certain regulatory restrictions that may further impair our revenues, operating income and financial condition.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS, the FDIC and the FRB.  Our compliance with these regulations is costly and may restrict certain activities, including but not limited to, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and location of banking offices.  If we were unable to meet these or other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulator restrictions, which could have a negative impact on our financial condition, liquidity and results of operations.  At December 31, 2008, we were “well capitalized” by regulatory definition.

We rely on dividends from subsidiaries for most of our revenue.

Riverview Bancorp, Inc. is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us.  Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.  In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock.  The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

We may experience future goodwill impairment which could reduce our earnings.

We performed our annual test for goodwill impairment during the third quarter of fiscal 2009, but no impairment was identified.  Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, however, it would have no impact on our liquidity, operations or regulatory capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

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

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

Our FDIC deposit insurance assessments expense for the nine months ended December 31, 2008 was $401,000.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years.  The current rates for FDIC assessments range from 5 to 43 basis points, depending on the financial health of the insured institution.  On December 16, 2008, the FDIC issued a final rule increasing that assessment range to 12 to 50 basis points for the first quarter of 2009.  Additional rate assessments have also been proposed for institutions that trigger the brokered deposits adjustments, the secured liability adjustment, or the unsecured debt adjustment.  The FDIC has stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections.  The FDIC’s proposal would continue to allow it to adopt actual assessment rates that are higher or lower than the total base assessment rates without the necessity of further notice and comment rulemaking, although this power is subject to several limitations.  The FDIC has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule.

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

         RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Senior Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: February 3, 2009	Date: February 3, 2009

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

38