Form 10-K
period 2009-03-31
RIVERVIEW BANCORP INC
filed 2009-06-12
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009                                                OR

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
Yes ___    No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___    No   X

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K       X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ____               Accelerated filer        X                  Non-accelerated filer    ____                Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes          No     X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2008 was $65,105,687 (10,923,773 shares at $5.96 per share).  As of June 9, 2009, there were issued and outstanding 10,923,773 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III).

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company"), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”).  At March 31, 2009, the Company had total assets of $914.3 million, total deposit accounts of $670.1 million and shareholders' equity of $88.7 million. The Company’s executive offices are located at 900 Washington Street, Vancouver Washington. All references to the Company herein include the Bank where applicable.

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

The Company is a progressive, community-oriented financial services company, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial and construction loans have grown from 82.47% of the loan portfolio at March 31, 2005 to 89.16% of the loan portfolio at March 31, 2009, increasing the risk profile of our total loan portfolio.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company manages growth diversification while including a significant amount of commercial and commercial real estate loans in its portfolio.  Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans.  The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with eighteen branches including ten in Clark county, three in the Portland metropolitan area and four lending centers.

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

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at selected branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  The Bank has increased its emphasis on enhancing its cash management product line with the hiring of an experienced cash management officer.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to an improved cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.   During the second quarter of fiscal 2009, the Company began offering Certificate of Deposit Registry Service (CDARS™) deposits.  Through the CDARS program, customers can access FDIC insurance up to $50 million.  The Company also implemented Check 21 during the second quarter of fiscal 2009, which allows the Company to process checks faster and more efficiently.  In December 2008, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor.  This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a “referral bank”, was earned by a third party.  A branch manager of the Bank, who previously had experience in leading similar merchant bankcard programs with other community financial institutions, currently manages the merchant bankcard service.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of this report, contains statements that the Company believes are “forward-looking statements.”  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the OTS by the FDIC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to comply with an agreements entered into with the OTS or FDIC, including the recent Memorandum of Understanding entered into with the OTS; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in Item 1A, “Risk Factors,” of this report. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. The Company does not undertake to update any forward-looking statement that may be made on behalf of the Company.

Market Area

The Company conducts operations from its home office in Vancouver and eighteen branch offices in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland (two branch offices), Wood Village and Aumsville, Oregon.  The Company operates a trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank.  The Business and Professional Banking Division, with two lending offices in Vancouver and two lending offices in Portland, offers commercial and business banking services.

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

Prior to 2008, national real estate and home values increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans).  That strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction.  The national and regional residential lending market, however, experienced a notable slowdown in 2008, and loan delinquencies and foreclosure rates have increased.  Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  The continued economic downturn, and more specifically the continued slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets.  During the fiscal year ended 2009, the local economy has continued to slow.  Unemployment in Clark County increased to 12.5% in March 2009 compared with 6.3% in March 2008.  Home values in the Portland/Vancouver area at March 31, 2009 were lower than home values last year, with certain areas seeing more significant declines.  The local area has seen a reduction in new residential building starts which continued through fiscal year 2009.  Commercial real estate leasing activity in the Portland/Vancouver area, however, has remained steady, but it is generally affected by a slow economy later than other indicators.  Commercial vacancy rates in Clark County have continued to increase through the fiscal year ended March 31, 2009.  As a result of these and other factors, the Company has experienced a further decline in the values of real estate collateral supporting certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and sees signs for potential further increased loan delinquencies and defaults.   In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

Lending Activities

General.  At March 31, 2009, the Company's net loans receivable totaled $784.1 million, or 85.8% of total assets at that date.  The principal lending activity of the Company is the origination of loans collateralized by commercial properties, land for development and residential construction loans as well as commercial loans (C&I loans).  A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial	$127,150	15.87%	$109,585	14.28%	$91,174	13.18%	$90,083	14.29%	$78,280	18.04%
Other real estate mortgage	447,652	55.88	429,422	55.97	360,930	52.19	329,631	52.31	220,813	50.90
Real estate construction	139,476	17.41	148,631	19.37	166,073	24.01	137,598	21.83	58,699	13.53
Total commercial and construction	714,278	89.16	687,638	89.62	618,177	89.38	557,312	88.43	357,792	82.47
Consumer:
Real estate one-to-four family	83,762	10.46	75,922	9.90	69,808	10.10	64,026	10.16	68,945	15.89
Other installment	3,051	0.38	3,665	0.48	3,619	0.52	8,899	1.41	7,107	1.64
Total consumer loans	86,813	10.84	79,587	10.38	73,427	10.62	72,925	11.57	76,052	17.53
Total loans	801,091	100.00%	767,225	100.00%	691,604	100.00%	630,237	100.00%	433,844	100.00%
Less:
Allowance for loan losses	16,974		10,687		8,653		7,221		4,395
Total loans receivable, net	$784,117		$756,538		$682,951		$623,016		$429,449

Loan Portfolio Composition.  The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

COMPOSITION OF COMMERCIAL AND CONSTRUCTION LOAN TYPES BASED ON LOAN PURPOSE

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2009	(Dollars in thousands)

Commercial	$127,150	$-	$-	$127,150
Commercial construction	-	-	65,459	65,459
Office buildings	-	90,621	-	90,621
Warehouse/industrial	-	40,214	-	40,214
Retail/shopping centers/strip malls	-	81,233	-	81,233
Assisted living facilities	-	26,743	-	26,743
Single purpose facilities	-	88,574	-	88,574
Land	-	91,873	-	91,873
Multi-family	-	28,394	-	28,394
One-to-four family construction	-	-	74,017	74,017
Total	$127,150	$447,652	$139,476	$714,278

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2008	(Dollars in thousands)

Commercial	$109,585	$-	$-	$109,585
Commercial construction	-	-	55,277	55,277
Office buildings	-	88,106	-	88,106
Warehouse/industrial	-	39,903	-	39,903
Retail/shopping centers/strip malls	-	70,510	-	70,510
Assisted living facilities	-	28,072	-	28,072
Single purpose facilities	-	65,756	-	65,756
Land	-	108,030	-	108,030
Multi-family	-	29,045	-	29,045
One-to-four family construction	-	-	93,354	93,354
Total	$109,585	$429,422	$148,631	$687,638

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

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Other Real Estate Mortgage Lending.  At March 31, 2009, the other real estate lending portfolio totaled $447.7 million, or 55.88% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities (collectively “commercial real estate loans); as well as land and multi-family primarily located in our market area.  At March 31, 2009, owner occupied properties accounted for 30% of the Company’s commercial real estate portfolio and non-owner occupied properties accounted for 70%.

The Company actively pursues commercial real estate loans.  Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans.  Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.   The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  The Bank generally imposes a minimum debt service coverage ratio of 1.20 for loans secured by income producing properties.

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots.  Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units.  The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees may provide an additional measure of security for such loans.  Strong demand for housing has led to loan growth in this category in recent years.  However, the recent nationwide downturn in real estate has slowed lot and home sales within the Company’s markets.  This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values.  At March 31, 2009, land acquisition and development loans totaled $91.9 million, or 11.47% of total loans.  The largest loan had an outstanding balance of $6.1 million and was performing according to its original terms.  With the exception of three loans totaling $5.8 million, all of the land acquisition and development loans were secured by properties located in Washington and Oregon.  At March 31, 2009, the Company had seven land acquisition and development loans totaling $5.8 million on non-accrual status.

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

Real Estate Construction.  The real estate construction loan portfolio, not including loan commitments, totaled $139.5 million at March 31, 2009. The Company originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans.  The Company also originates construction loans for the development of business properties and multi-family dwellings.  All of the Company’s real estate construction loans were made on properties located in Washington and Oregon.

The composition of the Company’s construction loan portfolio including loan commitments at was as follows:
	At March 31,
	2009		2008
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$60,494	37.45%	$91,704	44.57%
Commercial/multi-family construction	77,842	48.19	92,140	44.79
Custom/presold construction	11,337	7.02	11,661	5.67
Construction/permanent	11,864	7.34	10,235	4.97
Total	$161,537	100.00%	$205,740	100.00%

(1) Includes loans in process of $22.1 million and $57.1 million at March 31, 2009 and 2008, respectively.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. Included in speculative construction loans are loans to finance the construction of townhouses and condominiums. At March 31, 2009, loans for the construction of townhouses and condominiums totaled $11.6 million and $28.6 million, respectively. At March 31, 2009, the Company had sixteen borrowers with aggregate outstanding loan balances of more than $1.0 million, which totaled $42.7 million (the largest of which was $7.7 million) and were secured by properties located in the Company’s market area. At March 31, 2009, five speculative construction loans totaling $12.1 million were on non-accrual status.

The composition of the speculative construction and land development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2009			(In thousands)

Land development	$6,659	$9,130	$66,776	$3,540	$5,768	$91,873
Speculative construction	14,706	15,730	24,974	2,343	-	57,753
Total spec and land construction	$21,365	$24,860	$91,750	$5,883	$5,768	$149,626

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months.  At March 31, 2009, the largest custom construction loan and presold construction loan had outstanding balances of $2.2 million and $949,000, respectively, and were performing according to their original terms.  At March 31, 2009, the Company had two custom or presold construction loans on non-accrual status totaling $344,000.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction.  The construction phase of a construction/permanent loan generally lasts six to nine months.  At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the Company-originated fixed rate permanent loan’s interest rate is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.”  At March 31, 2009, the largest outstanding construction/permanent loan had an outstanding balance of $748,000 and was performing according to its original terms.  At March 31, 2009, the Company had one construction/permanent loan on non-accrual status totaling $239,000.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2009, such loans totaled $65.5 million, or 47.0% of total real estate construction loans and 8.2% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines.  No assurance can be given that such take-out financing will be available upon project completion.  These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area.  At March 31, 2009, the largest commercial construction loan had a balance of $7.7 million and was performing according to its original terms. At March 31, 2009, the Company had one commercial construction loan on non-accrual status totaling $75,000.

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

Consumer Lending.  Consumer loans totaled $86.8 million at March 31, 2009, or 10.84% of total loans.  Consumer lending is comprised of one-to-four family mortgage loans, home equity lines of credit, land loans to consumers for the future construction of one-to-four family homes, totaling $83.8 million, and other secured and unsecured consumer loans, totaling $3.1 million at March 31, 2009.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% or (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on one-year constant maturity U.S. Treasury index or other index.  At March 31, 2009, the Company had eight one-to-four family loans totaling $1.3 million on non-accrual status.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans.  Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles.  At March 31, 2009, the Company had no installment loans on non-accrual status.

Loan Maturity.  The following table sets forth certain information at March 31, 2009 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(Dollars in thousands)
Commercial
Adjustable rate	$69,579	$6,171	$4,947	$16,716	$-	$97,413
Fixed rate	2,624	14,891	11,222	1,000	-	29,737
Other real estate mortgage
Adjustable rate	89,484	12,255	23,382	222,845	20,015	367,981
Fixed rate	6,356	21,301	22,960	27,633	1,421	79,671
Real estate construction
Adjustable rate	82,825	99	475	18,418	4,087	105,904
Fixed rate	23,742	3,829	2,323	3,678	-	33,572
Total commercial & construction	274,610	58,546	65,309	290,290	25,523	714,278
Consumer:
Real estate one-to-four family
Adjustable rate	355	217	210	3,005	43,811	47,598
Fixed rate	1,902	11,071	5,211	720	17,260	36,164
Other installment
Adjustable rate	44	-	-	621	-	665
Fixed rate	494	555	973	267	97	2,386
Total consumer	2,795	11,843	6,394	4,613	61,168	86,813
Total net loans	$277,405	$70,389	$71,703	$294,903	$86,691	$801,091

Loan Solicitation and Processing. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Board of Directors (“Board”) and management.  The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers.  The Company also uses commissioned loan brokers and print advertising to market its products and services.

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

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.  Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions.  Collateral is not required to support commitments.  At March 31, 2009, the Company had outstanding commitments to originate loans of $7.2 million, compared to $44.3 million at March 31, 2008.  The decrease in loan commitments is primarily due to a slowdown in loan demand as a result of the downturn in the local economy, and due to the tightening of underwriting standards by the Company.  The Company expects loan demand and growth to remain slow in the coming fiscal year.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs eleven commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.0% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a fee of approximately 0.55% of the loan amount. During the year ended March 31, 2009, brokered loans totaled $124.5 million (including $41.3 million brokered to the Company), compared to $206.7 million of brokered loan in fiscal year 2008. Gross fees of $840,000 (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2009. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand. Due to the slowdown in the real estate markets during fiscal year 2009, the loan volume and amount of fees generated decreased compared to previous years.

Mortgage Loan Servicing.  The Company is a qualified servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2009, total loans serviced for others were $126.8 million, of which $108.9 million were serviced for FHLMC.

Nonperforming Assets.  Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations.  Typically, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

Nonperforming assets were $41.7 million or 4.57% of total assets at March 31, 2009 compared with $8.2 million or 0.92% of total assets at March 31, 2008. The Company also had net charge offs totaling $9.9 million during fiscal 2009 compared to $866,000 during fiscal 2008. Credit quality challenges continue to be centered in residential land acquisition and development loans and speculative construction loans, which represented approximately 77% of the Company’s nonperforming assets at March 31, 2009. Slower sales and excess housing inventory were the primary cause of the increase in delinquencies and foreclosures of such loans. While the Company has not engaged in any sub-prime lending programs the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has contributed to the increased levels of builder and developer delinquencies. Continuation of these conditions could result in additional increases in nonperforming assets, further increases in the provision for loan losses and charge-offs in the future.

Nonperforming loans totaled $27.6 million and consisted of thirty-four loans to twenty-nine borrowers ranging in size from $33,000 to $7.8 million.  As noted above, land acquisition and development loans and speculative construction loans continue to be the primary reason for the increase in our nonperforming loans, representing $18.7 million, or 68%, of the total nonperforming loan balance at March 31, 2009.  The remaining balance includes seven commercial loans to six borrowers totaling $6.0 million, two multi-family loans totaling $1.5 million, and eight residential real estate loans to seven borrowers totaling $1.3 million.  All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan for $1.4 million to a Washington borrower who has property located in Southern California.  Twelve of the Company’s nonperforming loans, totaling $24.1 million or 87% of total nonperforming loans, were measured for impairment at March 31, 2009.  The specific reserve associated with these impaired loans totaled $3.3 million.  As a result, the $19.9 million increase in nonperforming loans resulted in an increase of approximately $3 million to the Company’s allowance for loan losses.

The balance of nonperforming assets also consisted of $14.2 million in real estate owned (“REO”).  The REO was comprised of thirty-three properties limited to sixteen lending relationships. These properties consist of eleven single-family homes totaling $2.4 million (all of which were former speculative construction properties), seventeen residential building lots totaling $1.9 million, three finished subdivision properties totaling $4.6 million, one land development property totaling $5.0 million and one multi-family real estate loan totaling $269,000. Seven of the one-to-four family real estate properties are former construction loans to a credit related borrower. These properties are located in two separate subdivisions. Five of these properties are currently being rented and one of the properties was formerly being rented. All of the REO properties are located in Oregon and Washington. Because of the uncertain real estate market, forward assurance cannot be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. The orderly resolution of nonperforming loans and REO properties remains a priority for management. We expect REO properties to remain at elevated levels in the near future.

The following table sets forth information regarding the Company’s nonperforming assets.  At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15 (as amended by SFAS No. 114), Accounting by Debtors and Creditors for Troubled Debt Restructuring.

	At March 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial	$6,018	$1,164	$-	$-	$97
Other real estate mortgage	7,316	3,892	226	415	198
Real estate construction	12,720	2,124	-	-	-
Real estate one-to-four family	1,329	382	-	-	-
Consumer	-	-	-	-	161
Total	27,383	7,562	226	415	456
Accruing loans which are contractually past due 90 days or more	187	115	-	-	-
Total nonperforming loans	27,570	7,677	226	415	456
REO	14,171	494	-	-	270
Total nonperforming assets	$41,741	$8,171	$226	$415	$726
Total nonperforming loans to net loans	3.44%	1.00%	0.03%	0.07%	0.10%
Total nonperforming loans to total assets	3.02	0.87	0.03	0.05	0.08
Total nonperforming assets to total assets	4.57	0.92	0.03	0.05	0.13

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2009	(Dollars in thousands)

Commercial	$50	$3,813	$2,155	$-	$-	$6,018
Commercial real estate	-	-	-	-	-	-
Land	-	-	4,300	115	1,400	5,815
Multi-family	1,341	-	160	-	-	1,501
Commercial construction	-	-	-	75	-	75
One-to-four family construction	425	11,428	740	239	-	12,832
Real estate one-to-four family	-	152	1,104	73	-	1,329
Total nonperforming loans	1,816	15,393	8,459	502	1,400	27,570
REO	422	2,267	6,321	5,161	-	14,171
Total nonperforming assets	$2,238	$17,660	$14,780	$5,663	$1,400	$41,741

In addition to the nonperforming assets set forth in the table above, at March 31, 2009 and 2008 the Company had other loans of concern totaling $10.1 million and $6.8 million, respectively.  Other loans of concern at March 31, 2009 consisted of sixteen loans to fifteen borrowers.  Similar to trends noted above, the increase in other loans of concern is concentrated around land development and speculative construction loans.  Included in other loans of concern are four real estate construction loans totaling

$7.9 million (the largest of which was $4.6 million).  The remaining $2.2 million of loans mainly consisted of commercial and land acquisition and development loans.  Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate.  In either or both of these situations the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category.  Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At March 31, 2009, loans delinquent more than 30 days were 1.94% of total loans compared to 2.25% for the linked-quarter and 0.70% at March 31, 2008. At March 31, 2009, the delinquency rate in our commercial banking (C&I) portfolio was 2.45%. There were no loans more than 30 days past due in our commercial real estate (CRE) portfolio at March 31, 2009. CRE loans represent the largest portion of our loan portfolio at 41% of total loans and the commercial banking loans represent 16% of total loans. The Company has prepared a comprehensive Classified Asset Reduction Plan detailing its strategy to reduce the Bank’s level of classified assets.

Asset Classification.  The OTS has adopted various regulations regarding problem assets of savings institutions.  The regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not currently expose the insured institution to sufficient risk to warrant classification as a classified asset but possess weaknesses are designated "special mention" and monitored by the Company.

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2009	2008
	(In thousands)
Classified loans	$37,250	$14,344

General loss allowances	12,659	9,785
Specific loss allowances	4,315	902
Charge-offs	9,890	905

Classified loans at March 31, 2009 are made up of thirteen real estate construction loans totaling $20.6 million (the largest of which was $7.7 million), eleven commercial loans totaling $7.4 million (the largest of these loans totaling $3.6 million), eleven land development loans totaling $6.3 million, eight one-to-four family real estate loans totaling $1.3 million, five multi-family loans totaling $1.6 million and one commercial real estate property totaling $63,000.  As discussed elsewhere, the downturn in general economic conditions, particularly in the local housing markets, was the primary reason for the increased level of classified and other problem loans during fiscal year 2009.

Real Estate Owned.  Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (REO) are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Accordingly, the valuation of REO is subject to significant external and internal judgment.  Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses.  Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations.  Expenses for the maintenance and operations of REO are included in other non-interest expense.

Allowance for Loan Losses.  The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio.  The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses.  A key component to the evaluation is the Company’s external loan review and loan classification systems.  Credit Administration reviews and monitors the risk and quality of the Company’s loan portfolio.  Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted.  Credit Administration approves any changes to loan grades and monitors loan grades.  For additional discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2009, the Company had an allowance for loan losses of $17.0 million, or 2.12% of total loans.  The allowance for loan losses, including unfunded commitments of $296,000, was $17.3 million, or 2.15% of total loans at March 31, 2009.  The change in the balance of the allowance for loan losses at March 31, 2009 reflects the proportionate increase in loan balances, the change in mix of loan balances, increased levels of delinquent loans, deteriorating economic conditions (particularly related to the real estate market) and a change in loss rate when compared to March 31, 2008.  The mix of the loan portfolio showed an increase in the loan balances of commercial and commercial real estate as well as an increase in one-to-four family at March 31, 2009 as compared to balances at March 31, 2008.  The increased balance in the allowance for loan losses was also due to higher levels of nonperforming assets and classified loans.  Classified assets were $37.3 million at March 31, 2009 compared to $14.3 million at March 31, 2008.  The increase is primarily attributed to six real estate construction loans totaling $19.2 million (the largest of which was $7.7 million), and two commercial loan totaling $4.8 million which were downgraded into classified assets during fiscal year 2009.  Non-accrual loans increased $19.9 million during the year-ended March 31, 2009, and specific reserves for such loans were $3.3 million.  The deterioration in the loan portfolio resulted in an increase in the allowance for loan losses, which were partially offset by the $9.9 million in net charge-offs during fiscal year 2009.   All of the loans on non-accrual status as of March 31, 2009 were categorized as classified loans.

The Company has originated construction and land development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves.  The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration of the financial standing of the borrower or the underlying project.  If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest.  In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral.

Management considers the allowance for loan losses to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of various factors affecting the loan portfolio and the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or "GAAP").  However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely effect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in this document.  The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$10,687	$8,653	$7,221	$4,395	$4,481
Provision for loan losses	16,150	2,900	1,425	1,500	410
Recoveries:
Commercial and construction
Commercial	25	10	165	87	156
Other real estate mortgage	-	12	-	-	-
Total commercial and construction	25	22	165	87	156
Consumer
Residential real estate	-	-	-	48	-
Other installment	2	17	28	14	17
Total consumer	2	17	28	62	17
Total recoveries	27	39	193	149	173
Charge-offs:
Commercial and construction
Commercial	1,311	794	172	577	490
Other real estate mortgage	5,913	42	-	-	-
Real estate construction	2,073	-	-	-	-
Total commercial and construction	9,297	836	172	577	490
Consumer
Residential real estate	361	48	-	41	149
Other installment	232	21	14	93	30
Total consumer	593	69	14	134	179
Total charge-offs	9,890	905	186	711	669
Net charge-offs (recoveries)	9,863	866	(7)	562	496

Allowance acquired from American Pacific Bank	-	-	-	1,888	-
Balance at end of period	$16,974	$10,687	$8,653	$7,221	$4,395
Ratio of allowance to total loans outstanding at end of period	2.12%	1.39%	1.25%	1.15%	1.01%
Ratio of net charge-offs to average net loans outstanding during period	1.24	0.12	-	0.10	0.13
Ratio of allowance to total nonperforming loans	62	139	3,829	1,740	964

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2009		2008		2007		2006		2005
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial	$2,668	15.87%	$1,339	14.28%	$1,553	13.18%	$1,549	14.29%	$1,834	18.02%
Other real estate mortgage	6,475	55.88	5,415	55.97	4,066	52.19	3,553	52.30	1,863	50.84
Real estate construction	4,592	17.41	2,092	19.37	2,060	24.01	1,365	21.83	276	13.51
Consumer:
Real estate one-to-four family	1,148	10.46	669	9.90	333	10.10	292	10.17	278	15.99
Other installment	61	0.38	64	0.48	63	0.52	168	1.41	144	1.64
Unallocated	2,030	-	1,108	-	578	-	294	-	-	-
Total allowance for loan loss	$16,974	100.00%	$10,687	100.00%	$8,653	100.00%	$7,221	100.00%	$4,395	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2009, no investment securities were held for trading.  See "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

The Company’s MBS portfolio represents a participation interest in a pool of single-family or multi-family mortgages. Principal and interest payments on MBS are passed from the mortgage originators, through intermediaries such as Federal National Mortgage Association (“FNMA”), FHLMC, or private issuers that pool and repackage the participation interests in the form of securities to investors such as the Company.  MBS generally increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual loans and may be used to collateralize borrowings or other obligations of the Company.

Real estate mortgage investment conduits (“REMICs”) are created by redirecting the cash flows from the pool of mortgages or MBS underlying these securities to create two or more classes, or tranches, with different maturity or risk characteristics designed to meet a variety of investor needs and preferences.  Management believes these securities may represent attractive alternatives relative to other investments because of the wide variety of maturity, repayment and interest rate options available.  Current investment practices of the Company prohibit the purchase of high risk REMICs.  REMICs may be sponsored by private issuers, such as mortgage bankers or money center banks, or by U.S. Government agencies and government-sponsored entities.  At March 31, 2009, the Company owned no privately issued REMICs.

Investments in MBS, including REMICs, involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2009		2008		2007
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
REMICs	$348	2.55%	$624	4.55%	$923	3.40%
FHLMC mortgage-backed securities	94	0.69	104	0.76	116	0.43
FNMA mortgage-backed securities	128	0.94	157	1.15	193	0.71
Municipal securities	529	3.87	-	-	-	-
	1,099	8.05	885	6.46	1,232	4.54
Available for sale (at fair value):
Agency securities	5,054	37.01	-	-	10,740	39.57
REMICs	685	5.02	858	6.25	1,083	4.00
FHLMC mortgage-backed securities	3,310	24.24	4,390	32.02	5,439	20.04
FNMA mortgage-backed securities	71	0.52	90	0.66	118	0.43
Municipal securities	2,292	16.78	2,875	20.97	3,508	12.93
Trust preferred securities	1,144	8.38	4,612	33.64	5,019	18.49
	12,556	91.95	12,825	93.54	25,907	95.46
Total investment securities	$13,655	100.00%	$13,710	100.00%	$27,139	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2009.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal securities	$540	4.30%	$-	-%	$1,163	4.90%	$1,118	4.38%
Agency securities	-	-	5,054	5.00	-	-	-	-
REMICs	-	-	-	-	261	5.01	772	1.64
FHLMC mortgage-backed securities	-	-	1,483	4.02	1,828	4.00	93	4.75
FNMA mortgage-backed securities	-	-	4	12.19	53	6.02	142	4.54
Trust preferred securities	-	-	-	-	-	-	1,144	4.25
Total	$540	4.30%	$6,541	4.78%	$3,305	4.43%	$3,269	3.70%

(1)	For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio.

Investment securities available-for-sale were $8.5 million at March 31, 2009, compared to $7.5 million at March 31, 2008.  The $1.0 million increase was attributable to a new $5.0 million agency security purchased, which was offset by maturities, scheduled cash flows and an impairment charge of $3.4 million. The investment security that the Company recognized a non-cash impairment charge on is a trust preferred pooled security issued by other bank holding companies. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. During the second quarter of fiscal 2009, the investment rating of the security was lowered from “A1” to “Baa3” by one rating agency, two of the issuers of the security invoked their original contractual right to defer interest payments and one issuer of the security defaulted. Although management believes it is possible that all principal and interest will be received and the Company has the ability and intention to continue to hold the security until there is a recovery in value, general market concerns over these and similar types of securities, as well as the lowering of the investment rating for the security, caused the fair value to decline severely enough during the second quarter to warrant an OTTI charge. Using a discounted cash flow approach, we estimated the security’s fair value to be $1.6 million and recognized a $3.4 million OTTI charge.

Since the end of the second quarter, the investment rating of the security was lowered to “Ca” and seven additional issuers announced their intent to defer interest payments. At March 31, 2009, actual market prices, or relevant observable inputs, continued to be unavailable as a result of the secondary market for trust preferred securities being restricted to a level determined to be inactive. This determination was made considering the low number of observable transactions for trust preferred securities or similar CDO securities, the low number of new issuances for similar securities, the significant increase in implied liquidity risk premiums, the lack of information that is released publicly, and from discussions management had with third-party industry analysts. Therefore, similar to December 31, 2008, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value then relying on the estimation of market value technique used prior to September 30, 2008, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustment.  Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security at March 31, 2009. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. We estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. We estimated the default rates and repayment assumptions based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets. Using this information, we estimated the fair value of the security at March 31, 2009 and concluded the results warranted a further write-down of the security by $442,000 to a fair value of $1.1 million.  Additionally, we received two independent

Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although our estimate of fair value fell within the range of valuations provided, the magnitude in the range of fair values estimates further supported the difficulty in estimating the fair value for these types securities in the current environment.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 115-2 and FAS 124-2 – see "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."  The Company elected to early adopt FSP 115-2 for the period ended March 31, 2009.  In accordance with the adoption of FSP 115-2, the Company separated the $3.4 million OTTI charge previously taken into the amount related to credit losses and the amount related to all other factors.  To determine the component of OTTI related to credit losses, the Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield.  The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports.  In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuers financial condition including capital levels, NPA amounts, loan loss reserve levels, and portfolio composition and concentrations.  As a result of this analysis, the Company recorded an adjustment, net of taxes, which decreased accumulated other comprehensive income with a corresponding adjustment to increase beginning retained earnings totaling $1.5 million at March 31, 2009.

We do not believe that the OTTI charge that was previously recognized has any other implications for the Company’s business fundamentals or its outlook. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 7.

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

Deposit Accounts.  The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Historically, the Company has focused on retail deposits.  Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Business checking accounts grew $11.2 million to $74.1 million at March 31, 2009 from $62.9 million at March 31, 2008, an increase of 17.7%.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

The following table sets forth the balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$81,566	0.00%	$82,776	0.00%	$91,888	0.00%
Interest checking	86,986	1.13	129,552	3.02	139,600	3.17
Regular savings accounts	27,138	0.55	27,403	0.55	32,591	0.55
Money market accounts	173,853	2.19	219,528	4.05	161,590	4.31
Certificates of deposit	282,055	3.66	197,049	4.67	202,506	4.41
Total	$651,598	2.34%	$656,308	3.37%	$628,175	3.26%

Deposit accounts totaled $670.1 million at March 31, 2009 compared to $667.0 million at March 31, 2008.  The impact of falling interest rates during fiscal year 2009 has resulted in a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result the average balance of certificates of deposit increased $85.0 million to $282.1 million at March 31, 2009, compared to $197.0 million at March 31, 2008.  Conversely, the average balance in money market and interest checking accounts decreased $88.2 million during this same period.  During the quarter ended March 31, 2009 customer demand began to shift back towards money market and interest checking accounts.

Total wholesale brokered deposits at March 31, 2009 were $19.9 million, or 2.9% of total deposits compared to $25.7 million, or 3.9% of total deposits, at March 31, 2008.  Customer relationship deposit balances increased a total of $18.9 million since March 31, 2008.  The increase in deposits resulted from a continued effort by the Company to increase its core deposits.  The Company continues to focus deposit growth around customer relationships as opposed to obtaining deposits through the wholesale markets.  However, the Company has continued to experience increased competition for customer deposits within its market area.  Overall, growth in deposits was dampened by a decrease in the average account balances of many of our real estate related customers reflecting the slowdown of home sales and other transaction closings.  Additionally, the Company had $22.7 million in CDARS deposits, which were gathered from customers within the Company’s primary market-area.  In April 2009, the OTS informed the Company that it was placing a restriction on the Company’s ability to increase brokered deposits, including the Company’s reciprocal CDARS program.

At March 31, 2009 and 2008, deposits from RAMCorp. totaled $29.0 million and $41.4 million, respectively.  These deposits were included in interest checking accounts and represent assets under management by RAMCorp.  Additionally, at March 31, 2009 the Company had $7.5 million of deposit from public entities located in the State of Washington, all of which was fully covered by FDIC insurance.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2009.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$58,088	2.52%
Over three through six months	24,624	3.30
Over six through 12 months	38,566	3.36
Over 12 Months	21,219	3.60
Total	$142,497	3.04%

Borrowings.  Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB of Seattle and the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB of Seattle and the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The FHLB determines specific lines of credit for each member institution and the Bank has a 30% of total assets line of credit with the FHLB of Seattle to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2009, the Bank had $37.9 million of outstanding advances from the FHLB of Seattle under an available credit facility of $276.8 million, which is limited to available collateral.

The Company also has a borrowing arrangement with the FRB under the Borrower-In-Custody program.  Under this program, the Bank had an available credit facility of $182.5 million, subject to pledged collateral, as of March 31, 2009.  At March 31, 2009, the Bank had $85.0 million of outstanding advances from the FRB.

The following tables set forth certain information concerning the Company's FHLB and FRB borrowings at the dates and for the periods indicated.  All of the FHLB and FRB advances are scheduled to mature during fiscal year 2010.

	At March 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances outstanding	$37,850	$92,850	$35,050
Weighted average rate on FHLB advances	2.02%	3.35%	5.66%
FRB advances outstanding	$85,000	$-	$-
Weighted average rate on FRB advances	0.25%	-	-

	Year Ended March 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$144,860	$122,200	$90,000
Average FHLB advances outstanding	115,303	47,769	68,300
Weighted average rate on FHLB advances	1.99%	4.32%	5.26%
Maximum amounts of FRB advances outstanding at any month end	$85,000	$-	$-
Average FRB advances outstanding	10,000	-	-
Weighted average rate on FRB advances	0.25%	-	-

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers’ Bank with a guideline limit of $10.0 million through June 30, 2009.  The facility may be reduced or withdrawn at any time.  As of March 31, 2009, the Bank did not have any outstanding advances on this facility.  See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

At March 31, 2009, the Company had established two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2009 and 2008 is included in prepaid expenses and other assets in the Consolidated Balance Sheets.  See Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Taxation

For details regarding the Company’s taxes, see Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Personnel

As of March 31, 2009, the Company had 247 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

Corporate Information

The Company’s principal executive offices are located at 900 Washington Street, Vancouver, Washington 98660. Its telephone number is (360) 693-6650. The Company maintains a website with the address www.riverviewbank.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2009, the Bank’s investments of $1.0 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $1.9 million in RAMCorp, an 85% owned subsidiary were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $29,000 for the fiscal year ended March 31, 2009 and total assets of $1.0 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $478,000 for the fiscal year ended March 31, 2009 and total assets of $2.5 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2009, total assets under management totaled $276.6 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company. The decrease in value of assets under management is primarily attributable to the decline in the stock market during fiscal year 2009.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	69	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	56	President and Chief Operating Officer
David A. Dahlstrom	58	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	31	Senior Vice President and Chief Financial Officer
John A. Karas	60	Executive Vice President
James D. Baldovin	50	Executive Vice President Retail Banking
(1)      At March 31, 2009

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

Ronald A. Wysaske is President and Chief Operating Officer of the Bank. Prior to February 2004, Mr. Wysaske served as Executive Vice President, Treasurer and Chief Financial Officer of the Bank from 1981 to 2004 and of the Company at inception in 1997. He joined the Bank in 1976. Mr. Wysaske is responsible for daily operations and management of the Bank. He holds an M.B.A. from Washington State University and is active in numerous professional, educational and civic organizations.

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

Kevin J. Lycklama is Senior Vice President and Chief Financial Officer of the Company.  Prior to February 2008, Mr. Lycklama served as Vice President and Controller of the Bank since 2006.  Prior to joining Riverview, Mr. Lycklama spent

5 years with a local public accounting firm advancing to the level of audit manager.  He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company.  He holds a Bachelor of Arts degree from Washington State University and is a certified public accountant.

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

James D. Baldovin is Executive Vice President of Retail Banking and is responsible for the Bank’s branch banking network, customer service, sales and community development.  Mr. Baldovin has been employed by the Bank since January 2003 and has over 25 years of banking expertise in developing and leading sales and service cultures. He holds a Bachelor of Arts degree in economics from Linfield College and is a graduate of the Pacific Coast Banking School.

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

Federal Regulation of Savings Institutions

Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In January 2009, the OTS finalized an informal supervisory agreement, a Memorandum of Understanding (“MOU”), which was reviewed and approved by the Board on January 21, 2009.  The MOU restricts certain operations of the Bank and requires the Bank to maintain a higher level of regulatory capital.  The Board and Bank management do not believe that this agreement will constrain the Bank’s business plan and furthermore, we believe that the Bank is currently in compliance with many of the requirements through its normal business operations.  These requirements will remain in effect until modified or terminated by the OTS.  For more information about the MOU and its impact on the Bank, see “Item 1A, Risk Factors – Risks Related to Our Business – We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.”

In addition, the investment, lending and branching authority of the Bank also are prescribed by federal laws, which prohibit the Bank from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS.  Federal savings institutions are generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the OTS to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OTS assessment for the fiscal year ended March 31, 2009 was $222,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At March 31, 2009, the Bank's lending limit under this restriction was $15.1 million and, at that date, the Bank’s largest lending relationship with one borrower was $11.1 million, which consisted of one commercial construction loan for $2.6 million and one commercial real estate mortgage loan for $8.5 million, both of which were performing according to their original terms.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At March 31, 2009, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement.  The Bank received $51,000 and $55,000 in dividends from the FHLB of Seattle for the years ended March 31, 2009 and 2008, respectively.

The FHLBs have continued and continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under new legislation, through December 31, 2013, the insurance limit is $250,000. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.  In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, to be collected on September 30, 2009.  The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010.  The FDIC has announced that the first of the additional special assessments is probable and the second is less certain.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2009 averaged 1.12 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the FHLB board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2009, the Bank’s capital ratios met the "well capitalized" standards.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2009, the Bank maintained 68.75% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements for financial institutions. As previously discussed, in January 2009, the Bank entered into an MOU with the OTS which requires the Bank to achieve and maintain capital levels in excess of the minimum capital standards required under OTS’s Prompt Corrective Actions.  Under the MOU, the Bank must achieve and maintain Tier 1 (core) leverage ratio of 8% and total risk-based capital ratio of 12%.  For additional information, see “Item 1A, Risk Factors – Risks Related to Our Business – We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business” and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OTS, such as the Bank, may have its dividend authority restricted by the OTS.  In accordance with the provisions of the MOU, the Bank may not pay dividends to the Company without prior approval of the OTS.

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See "- Capital Requirements."

Emergency Economic Stabilization Act of 2008 (“EESA”).  In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program (“CPP”), the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The Company has not received funds from, nor anticipated participating in the TARP CPP.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law.  The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes.   Further legislation is anticipated to be passed with respect to the economic recovery.  However, the executive compensation limitations contained in the ARRA will not have any effect on the Company since it elected not to participate in the TARP CPP.

In February 2009, the Administration also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan (“HASP”). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

•
the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

•	the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

•
an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

•	the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

These programs are not expected to have any direct impact on the Company since it is currently not a participant in the TARP CPP.  The Company will benefit from these programs if they help stabilize the national banking system and aid in the recovery of the housing market.

Initiatives Prompted by the Subprime Mortgage Crisis.  In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

Guidance on Subprime Mortgage Lending.  On July 10, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve “payment shock” and other risky characteristics.  Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers.  The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower’s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems.  The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages. On September 4, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages loan servicers to take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications.  Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures.  The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Relief for Homeowners. In October 2007, the Treasury helped to facilitate the creation of the HOPE NOW Alliance, a private sector coalition formed to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes.  HOPE NOW is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.  Treasury has worked with other agencies and HOPE NOW to create a stream-lined loan modification program.  In October 2003, HUD implemented Hope for Homeowners, a voluntary FHA program for refinancing affordable home mortgages.

Housing and Economic Recovery Act of 2008. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises.  This act established a new maximum conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit of $417,000 to take effect after December 31, 2008. The FHA’s maximum conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time.  Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators.  Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act.  For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay.  For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures are to be provided within three business days following the receipt of an application for a closed-end home loan.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products.  In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals. As a result of the credit crisis and current financial conditions, federal and state legislators and agencies are considering a broad variety of legislative and regulatory proposals covering lending products, loan terms and underwriting standards, risk management practices, supervision and consumer protection.  It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Company or the Bank and whether any of these initiatives will change the competitive landscape in the banking  industry.

Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations.  On December 6, 2006, the federal banking agencies issued  guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in the supervisory evaluation of capital adequacy.

On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures.  The FDIC suggested that institutions with significant construction and development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).   Eligible entities are participants unless they opted out on or before December 5, 2008.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees new senior unsecured debt, and with special approval certain convertible debt of an eligible entity issued not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009). The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.  The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue nonguaranteed debt. Various features of the program require applications and approvals. The Bank and the Company participate in the DGP, however, no such debt has been issued as of March 31, 2009.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000.  The Bank participates in the TAGP.

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must file a notice or application with the FDIC and the OTS at least 30 days in advance and receive regulatory approval or non-objection.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders of the Bank and its affiliates (“insiders”), as well as entities such persons control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  In addition, we may be subject to environmental liabilities with respect to real estate properties that are placed in foreclosure that we subsequently take title to.  See Item 1A, “Risk Factors – Our real estate lending also exposes us to the risk of environmental liabilities.”

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

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

Acquisition of the Company. Under the Savings and Loan Holding Company Act and the Change in Bank Control Act, a notice or application must be submitted to the OTS if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change in control of the Company. In acting on such a notice or application, the OTS must take into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that acquires control will be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“SOX Act”) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the SOX Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SO Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

The SOX Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules.  The SOX Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Risks Related to the U.S. Financial Industry

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•
The process we use to estimate losses inherent in our loan and investment portfolios requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers and trust preferred securities issuers to repay their debts.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Risks Related to our Business

We are currently considering raising additional capital which may dilute your ownership interest.  In addition, as a result of market conditions and other factors that may not be available to us.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In this regard, as part of our strategic planning; we are currently considering raising additional capital.  We anticipate that this capital will be raised through non-government sources for the purpose of increasing our capital position and achieving compliance with the additional capital requirements contained in the MOU.  This additional capital would also be available to support our future acquisitions.  We do not, however, have any plans arrangements or understandings regarding any acquisition transactions.  We have not decided on the type of securities we will issue but it may include common stock, preferred stock, warrants or a combination of these obligations.

There can be no assurance that we will be successful in our efforts to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. If we are able to raise additional capital, it would likely be on terms that are dilutive to our current common shareholders. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year, reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength.  If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected, which in turn could adversely affect our business, financial condition and results of operations.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS, the FDIC and the Federal Reserve Board. Our compliance with these regulations is costly and may restrict certain activities, including but not limited to, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and location of banking offices. If we were unable to meet these or other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We must also meet regulatory capital requirements imposed by our regulators.  In January 2009, the Bank entered into a MOU with the OTS. Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of March 31, 2009, the Bank’s leverage ratio was 9.50% (1.50% over the new required minimum) and its risk based capital ratio was 11.46% (0.54% less than the new required minimum).

Our business is subject to various lending risks that could adversely impact our results of operations and financial condition.

Our emphasis on commercial lending may expose us to increased lending risks. Our current business strategy is focused on the expansion of commercial real estate and commercial business lending.  These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  In our primary market of southwest Washington and northwest Oregon, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times.  A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  In addition, these loans generally expose a lender to greater risk of non-payment and loss because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Further, such loans typically involve larger loan balances to single borrowers or groups of related borrowers. Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans.  A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our commercial real estate mortgage loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.  At March 31, 2009, we had $447.7 million of commercial real estate mortgage loans, representing 55.88% of our total loan portfolio.  We originate commercial real estate mortgage loans for individuals and businesses for various purposes, which are secured by commercial properties.  The credit risk related to commercial real estate mortgage loans is considered to be greater than the risk related to one-to-four family residential or other consumer loans because the repayment of these loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, many of these loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on these loans, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, these loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate mortgage loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or other consumer loans.

Our real estate construction and land acquisition and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. We originate construction loans for commercial properties, as well as for single-family home construction.   At March 31, 2009, construction loans totaled $139.5 million, or 17.41% of our total loan portfolio. Land acquisition and development loans totaled $91.9 million, or 11.47% of our total loan portfolio at March 31, 2009. In general, construction, land acquisition and development lending involves additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. As a result, construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. The nature of these loans is also such that they are generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. If our appraisal of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the construction project and may incur a loss. These loans also pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. Market conditions may result in borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in delinquencies and non-accrual loans. Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and are likely to result in increased credit losses in these loans.

Our profitability depends significantly on economic conditions in the States of Washington and Oregon.

Our success depends primarily on the general economic conditions of the states of Washington and Oregon and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in seven counties of Washington and Oregon.  As of March 31, 2009, substantially our entire real estate portfolio consisted of loans secured by properties located in these states.  The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

Beginning in 2007 and throughout 2008, the housing market in the United States has experienced significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates.  Our construction and land loan portfolios, commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  During 2008, evidence of this downturn became more apparent in the markets we serve.  If real estate values continue to decline, the collateral for our loans will provide less security and our ability to recover on defaulted loans by selling the underlying real estate will be diminished, making it more likely that we will suffer losses on defaulted loans.  As a result of these trends, we have recently experienced an increase in delinquency and default rates particularly in construction and land loans in our primary market areas.  These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As noted in other sections of this Annual Report on Form 10-K, we are experiencing increasing loan delinquencies and credit losses and we substantially increased our provision for loan losses in fiscal 2009, which adversely affected our results of operations.  With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy activity has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 77% of our nonperforming assets at March 31, 2009.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

If our allowance for loan losses is not sufficient to cover loan losses, our earnings could be reduced

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations.  Our allowance for loan losses was 2.12% of total loans and 62% of nonperforming loans at March 31, 2009.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by the bank regulators may have a material adverse effect on our financial condition and results of operations.

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

Our FDIC deposit insurance assessments expense for the twelve months ended March 31, 2009 was $760,000.  Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. Effective April 1, 2009, FDIC assessments increased to a range of 12 to 45 basis points. Additional premiums are charged for institutions that rely on excessive amounts of brokered deposits, including CDARS, and excessive use of secured liabilities, including FHLB and FRB advances.   The FDIC may adjust rates from one quarter to the next, except that no single adjustment can exceed three basis points without a rulemaking proceeding. In May 2009, the FDIC approved a special assessment of 5 basis points applied to the amount of assets reduced by the amount of Tier 1 capital as of June 30, 2009 (not to exceed 10 basis points of the deposit assessment base). Two additional special assessments, each of the same amount or less, may be imposed for the third and fourth quarters of 2009. The FDIC has announced that the first of the additional special assessments is likely and the second is less certain.

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

Interest rates have recently decreased after increasing for several years.  The U.S. Federal Reserve increased its target for the federal funds rate 17 times, from 1.00% to 5.25% during the period from June 30, 2004 to June 30, 2006.  The U.S. Federal Reserve then decreased its target for the federal funds rate by 500 basis points to 0.25% during the period from September 18, 2007 to March 31, 2009.  A sustained falling interest rate environment has a negative impact on margins as the Bank has more interest-earning assets that adjust downward than interest-bearing liabilities that adjust downward.

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

We rely on customer deposits and advances from the FHLB, the FRB and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives.  Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms.  If additional financing sources are unavailable or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.

We rely on dividends from subsidiaries for most of our revenue

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

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

We have junior subordinated debentures issued in connection with the sale of trust preferred securities that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; or (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (TARP).  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets. The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and authority to the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion  of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the Securities and Exchange Commission and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

Moreover, on October 14, 2008, the FDIC announced the establishment of a TLGP to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC insured institutions and their holding companies.  Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before October 31, 2009.  The guarantee on debt issued before April 1, 2009, will expire no later than June 30, 2012.  The guarantee on debt issued on or after April 1, 2009, will expire not later than December 31, 2012. The Bank has elected to participate in the TLGP.

The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown.   The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009, (ARRA), into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. In addition, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs. The specific impact that these measures may have on us is unknown.

If other financial institutions holding deposits for government related entities in Washington State fail, we may be assessed a pro-rata share of the uninsured portion of the deposits by the State of Washington.

We participate in the Washington Public Deposit Protection Program by accepting deposits from local governments, school districts and other municipalities located in the State of Washington.  Under the recovery provisions of the 1969 Public Deposits Protection Act, when a participating bank fails and has public entity deposits that are not insured by the FDIC, the remaining banks that participate in the program are assessed a pro-rata share of the uninsured deposits.

We could see declines in our uninsured deposits, which would reduce the funds we have available for lending and other funding purposes.

The FDIC in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including the Bank.  These increases of coverage, with the exception of IRA and certain retirement accounts, are scheduled to expire December 31, 2013. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage.  We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

Our ability to foreclose on single family home loans may be restricted.

New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures.  Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower's payments.  Property owners would be allowed to keep their property while working out their debts.  This legislation may restrict our collection efforts on one-to-four family loans.  Separately, the administration has announced a voluntary program under the Troubled Asset Relief Program law, which provides for government subsidies for reducing a borrower's interest rate, which a lender would have to match with its own money.

Our investment in Federal Home Loan Bank stock may become impaired.

At March 31, 2009, we owned $7.4 million of stock of the FHLB.  As a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost and is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB did not pay a dividend for the fourth quarter of 2008 or the first quarter of 2009.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock.  However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues, we expect additional institutions to try to exploit our market.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2009, but no impairment was identified.  Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, however, it would have no impact on our liquidity, operations or regulatory capital.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center, opened in 2006, is also located in Vancouver, Washington (both offices are leased).  At March 31, 2009, the Bank had 10 offices located in Clark County (six of which are leased), one office in Cowlitz County, two offices in Klickitat County, and one office in Skamania County.  The Bank also had three offices in Multnomah County (two of which are leased), one leased office in Clackamas County, and one office in Marion County.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2009, there were 10,923,773 shares of Company common stock issued and outstanding, 805 stockholders of record and an estimated 2,267 holders in nominee or “street name.”  Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets.  The principal source of funds for the Company is dividend payments from the Bank.  OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.  The OTS imposes certain limitations on the payment of dividends from the Bank to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level.  See “REGULATION – Federal Regulation of Savings Associations – Limitations on Capital Distributions.”  In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization.  See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2009 and 2008 fiscal years.  At March 31, 2009, there were 18 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.

Fiscal Year Ended March 31, 2009	High	Low	Cash Dividends Declared

Quarter ended March 31, 2009	$4.35	$1.60	$0.000
Quarter ended December 31, 2008	6.10	2.25	0.000
Quarter ended September 30, 2008	7.38	4.52	0.045
Quarter ended June 30, 2008	9.79	7.42	0.090

Fiscal Year Ended March 31, 2008	High	Low	Cash Dividends Declared

Quarter ended March 31, 2008	$12.84	$9.93	$0.090
Quarter ended December 31, 2007	15.36	11.55	0.110
Quarter ended September 30, 2007	15.73	13.30	0.110
Quarter ended June 30, 2007	16.28	13.69	0.110

Stock Repurchase

Shares are repurchased from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions.

On June 21, 2007, the Company announced a stock repurchase program of up to 750,000 shares of its outstanding common stock, representing approximately 6% of outstanding shares at that date.  The Company did not repurchase any shares during the year ended March 31, 2009.  As of March 31, 2009, there were 125,000 shares that may be repurchased under the program, there is no stated expiration date for the stock repurchase program.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among Riverview Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

200
150
100
50
0
03/31/04*
3/31/05
3/31/06
3/31/07
3/31/08
3/31/09
Riverview Bancorp, Inc.
S&P 500
Nasdaq Bank

	3/31/04*	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09

Riverview Bancorp, Inc.	100.00	108.31	140.47	172.02	111.35	43.99
S & P 500	100.00	106.69	119.20	133.31	126.54	78.34
NASDAQ Bank	100.00	101.09	113.50	115.46	91.97	56.72

*$100 invested on 3/31/04 in stock or index-including reinvestment of dividends fiscal year ending March 31,

Copyright © 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2009, 2008, 2007, 2006 and 2005 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	At March 31,
	2009	2008	2007	2006 (1)	2005
	(Dollars in thousands)
FINANCIAL CONDITION DATA:
Total assets	$914,333	$886,849	$820,348	$763,847	$572,571
Loans receivable, net	784,117	756,538	682,951	623,016	429,449
Loans held for sale	1,332	-	-	65	510
Mortgage-backed securities held to maturity	570	885	1,232	1,805	2,343
Mortgage-backed securities available for sale	4,066	5,338	6,640	8,134	11,619
Cash and interest-bearing deposits	19,199	36,439	31,423	31,346	61,719
Investment securities held to maturity	529	-	-	-	-
Investment securities available for sale	8,490	7,487	19,267	24,022	22,945
Deposit accounts	670,066	667,000	665,405	606,964	456,878
FHLB advances	37,850	92,850	35,050	46,100	40,000
Federal Reserve Bank advances	85,000	-	-	-	-
Shareholders’ equity	88,663	92,585	100,209	91,687	69,522

	Year Ended March 31,
	2009	2008	2007	2006 (1)	2005
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest income	$52,850	$60,682	$61,300	$47,229	$29,968
Interest expense	19,183	25,730	24,782	14,877	7,395
Net interest income	33,667	34,952	36,518	32,352	22,573
Provision for loan losses	16,150	2,900	1,425	1,500	410
Net interest income after provision for loan losses	17,517	32,052	35,093	30,852	22,163
Gains (losses) from sale of loans, securities and REO	729	368	434	382	(672)
Impairment on investment security	(3,414)	-	-	-	-
Gain on sale of land and fixed assets	-	6	3	2	830
Other non-interest income	8,215	8,508	8,597	8,453	6,348
Non-interest expenses	27,259	27,791	26,353	25,374	19,104
Income (loss) before income taxes	(4,212)	13,143	17,774	14,315	9,565
Provision (benefit) for income taxes	(1,562)	4,499	6,168	4,577	3,036
Net income (loss)	$(2,650)	$8,644	$11,606	$9,738	$6,529

(1)  On April 22, 2005, the Company acquired American Pacific Bank.

Earnings per share:
Basic	$(0.25)	$0.79	$1.03	$0.87	$0.68
Diluted	(0.25)	0.79	1.01	0.86	0.67
Dividends per share	0.135	0.42	0.395	0.34	0.31

	At March 31,
	2009	2008	2007	2006 (1)	2005
OTHER DATA:
Number of:
Real estate loans outstanding	2,841	2,926	2,978	3,084	3,037
Deposit accounts	42,740	41,354	38,989	39,095	29,341
Full service offices	18	18	18	17	13

	At or For the Year Ended March 31,
	2009	2008	2007	2006 (1)	2005
	(Dollars in Thousands)
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	(0.29)%	1.04%	1.43%	1.36%	1.24%
Return on average equity	(2.85)	8.92	11.88	10.95	9.56
Dividend payout ratio (2)	(54.00)	53.16	38.35	39.08	45.59
Interest rate spread	3.73	4.09	4.37	4.55	4.38
Net interest margin	4.08	4.66	5.01	5.03	4.74
Non-interest expense to average assets	3.02	3.34	3.24	3.54	3.62
Efficiency ratio	69.5	63.40	57.85	61.60	65.70

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	114.85	116.75	118.96	121.14	123.45
Allowance for loan losses to total net loans at end of period	2.12	1.39	1.25	1.15	1.01
Net charge-offs to average outstanding loans during the period	1.24	0.12	-	0.10	0.13
Ratio of nonperforming assets to total assets	4.57	0.92	0.03	0.05	0.13
Capital Ratios:
Average equity to average assets	10.29	11.65	12.01	12.39	12.92
Equity to assets at end of fiscal year	9.70	10.44	12.22	12.00	12.14

(1)	On April 22, 2005, the Company acquired American Pacific Bank.
(2)	Dividends per share divided by earnings per share

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s Consolidated Financial Statements.  The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of REO and foreclosed assets, goodwill valuation and the calculation of income taxes.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” describes generally the Company’s accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company’s Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the net realizable value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, An Amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. Impaired loans are generally carried at the lower of cost or fair value, which are determined by management based upon a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

Investment Valuation
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that a credit related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Premiums and discounts are amortized using the interest method over the period to maturity or expected call, if sooner.

Unrealized losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether the declines in value should be considered other than temporary. In accordance with FSP 115-2, OTTI is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. Credit component losses are reported through earnings. To determine the component of OTTI related to credit losses, the Company compares the amortized cost basis of the OTTI security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. Expected cash flow estimates are based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectibility of principal and interest on the underlying collateral.

Although the determination of whether an impairment is other-than-temporary involves significant judgment, the underlying principle used is based on positive evidence indicating that an investment’s carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary.  Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all.  Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company’s intent and ability to retain the investment for a period of time. Other factors that may be considered include the ratings by recognized rating agencies; capital strength and other near-term prospects of the issuer and recommendation of investment advisors or market analysts.  In situations in which the security’s fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, the decline is solely attributable to noncredit factors, and the Company asserts that it has positive intent and ability to hold that security to maturity, no other-than-temporary impairment is recognized.

Valuation of REO and Foreclosed Assets
Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (REO) are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations of REO are included in other non-interest expense.

Goodwill Valuation
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.  All of the Company’s goodwill has been allocated to this single reporting unit.  The Company performs an annual review in the third quarter of each year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired.  If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary.   If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any.  The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination.  Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

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

Income taxes
The Company estimates tax expense based on the amount it expects to owe various tax authorities.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.  For additional information see Note 1 and Note 14 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Operating Strategy

Fiscal year 2009 marked the 86th anniversary since the Bank opened its doors in 1923.  The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios.  At March 31, 2009, commercial and construction loans represented 89.2% of total loans.  Commercial lending including commercial real estate has higher credit risk, wider interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability.

The Company’s growing commercial customer base has enjoyed new products and the improvements in existing products.  These new products include business checking, internet banking, remote deposit capture, expanded cash management services, bankcard merchant services, CDARS deposit offerings and new loan products.  Retail customers have benefited from expanded choices ranging from additional automated teller machines, consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

During fiscal year 2007, the Company opened a new full service branch and commercial lending center (Gateway branch) in Portland, Oregon. During fiscal year 2008, the Company opened a new lending office in Clackamas Oregon and relocated one of its leased branches in Vancouver into a new Company-owned facility.

The Company’s relationship banking has continued to be enhanced by the 1998 addition of RAMCorp., a trust company directed by experienced trust officers. Assets under management by RAMCorp. totaled $276.6 million at March 31, 2009.  The Company’s relationship banking has also benefited through expanded loan products serviced by experienced commercial and consumer lending officers, and an expanded branch network led by experienced branch managers.  Development of relationship banking has been the key to the Company’s growth.

In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while maintaining available secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  In this regard, as part of our strategic planning; we are currently considering raising additional capital.  We anticipate that this capital will be raised through non-government sources for the purpose of increasing our capital position and achieving compliance with the additional capital requirements contained in the MOU.  This additional capital would also be available to support our future acquisitions.  We do not, however, have any plans arrangements or understandings regarding any acquisition transactions.  We have not decided on the type of securities we will issue but it may include common stock, preferred stock, warrants or a combination of these obligations.

Comparison of Financial Condition at March 31, 2009 and 2008

At March 31, 2009, the Company had total assets of $914.3 million compared with $886.8 million at March 31, 2008.  The increase in total assets was primarily a result of the increase in the balance of loans outstanding.

Cash, including interest-earning accounts, totaled $19.2 million at March 31, 2009, compared to $36.4 million at March 31, 2008.  The $17.2 million decrease was primarily attributable to a decrease in cash balances maintained at the FRB as a result of the implementation of Check 21 during the second quarter of fiscal 2009 and the utilization of cash to fund loan production.

Investment securities available-for-sale totaled $8.5 million at March 31, 2009, compared to $7.5 million at March 31, 2008.  The $1.0 million increase was attributable to the purchase of a $5.0 million agency security, offset by an impairment charge of $3.4 million as well as scheduled maturities.

Mortgage-backed securities available-for-sale totaled $4.1 million at March 31, 2009, compared to $5.3 million at March 31, 2008.  The $1.2 million decrease was a result of pay downs.   The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $784.1 million at March 31, 2009, compared to $756.5 million at March 31, 2008, a 3.6% increase. Net loans receivable decreased $21.4 million, or 2.7%, at March 31, 2009 compared to the previous linked quarter primarily as a result of $12.3 million in loans transferred to REO and $4.3 million in charge-offs.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area.  Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Goodwill was $25.6 million at March 31, 2009 and 2008.  The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2008.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill Valuation."

Deposit accounts totaled $670.1 million at March 31, 2009 compared to $667.0 million at March 31, 2008.  The impact of falling interest rates during fiscal year 2009 has resulted in a shift in customer deposit choices from money market deposit and interest checking accounts into certificates of deposit.  As a result, the balance of certificates of deposit increased $12.0 million to $277.7 million at March 31, 2009, compared to $265.7 million at March 31, 2008.  Total brokered deposits at March 31, 2009 were $19.9 million, or 2.9% of total deposits compared to $25.7 million, or 3.9% of total deposits, at March 31, 2008.  Customer relationship deposits balances increased $18.9 million since March 31, 2008.

FHLB advances decreased to $37.9 million at March 31, 2009 as compared to $92.9 million at March 31, 2008.  The decrease was the result of the Company’s advances from the FRB during the fourth quarter of the fiscal year ended March 31, 2009.  FRB advances totaled $85.0 million at March 31, 2009.  The decision to shift the Company’s borrowings to the FRB during the quarter was due to lower cost of FRB borrowings as compared to those from the FHLB.

Shareholders' equity decreased $3.9 million to $88.7 million at March 31, 2009 from $92.6 million at March 31, 2008. The decrease in equity resulting from cash dividends declared to shareholders of $1.4 million and a net loss of $2.7 million for the year ended March 31, 2009.  The decrease was partially offset by the exercise of stock options, earned ESOP shares and the net tax effect of SFAS No. 115 adjustment to securities of $169,000.

Goodwill Valuation

As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the income approach and the market approach in order to derive an enterprise value of the Company.  Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 4%, a net interest margin that approximated 4% and a return on assets that ranged from 0.50% to 0.78% (average of 0.70%).  In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15 percent utilized for our cash flow estimates and a terminal value estimated at 1.0 times the ending book value of the reporting unit.  The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The estimated market capitalization considers trends in our market capitalization and an expected control premium. The Company used an expected control premium of 30%, which was based on comparable transactional history.  In applying the market approach method, the Company selected nine publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.)  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  The Company calculated a fair value of its reporting unit of $74 million using the income approach and $71 million using the market approach.  Based on the results of the step one impairment analysis, the Company determined the second step must be performed.

The Company calculated the implied fair value of its reporting unit under the step two goodwill impairment test.  Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit.  Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value.  Key assumptions used in its fair value estimate of loans receivable was the discount for comparable loan sales.  The Company used a weighted average discount valuation that approximated the discount for similar loan sales by the FDIC during the past year.  The Company segregated its loan portfolio into seven categories, including performing loans, nonperforming loans and sub-performing loans.  The weighted average discount valuation for these individual categories ranged from 3.0% (for performing loans) to 73.0% (for nonperforming real estate loans).  Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

An interim impairment test was not deemed necessary as of March 31, 2009, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Even though the Company determined that there was no goodwill impairment during fiscal year 2009, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill.  If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Fair Value of Level 3 Assets

The Company fair values certain assets that are classified as Level 3 under the fair value hierarchy established in SFAS No. 157.  These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. These Level 3 assets include certain available for sale securities, loans measured for impairment, and REO for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs in a valuation model. Under these circumstances, the fair values of these assets are determined using pricing models, discounted cash flow methodologies, appraisals, valuation in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15” or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

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

At March 31, 2009, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment.  This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts.  Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security.  Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy.   The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security.  Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions.  In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired in accordance with SFAS No. 114 at March 31, 2009.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy.  Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell.  The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 19– Fair Value Measurement in the Notes to Consolidated Financial Statements contained herein.

Comparison of Operating Results for the Years Ended March 31, 2009 and 2008

Net Income or Loss.  Net loss was $2.7 million, or $0.25 per diluted earning share for the year ended March 31, 2009, compared to net income of $8.6 million, or $0.79 per diluted share for the year ended March 31, 2008.  The decrease was primarily due to a decrease in net interest income, an increase in the provision for loan losses and a $3.4 million OTTI charge related to a trust preferred security held by the Company.

Net Interest Income.  Net interest income for fiscal year 2009 was $33.7 million, representing a $1.3 million, or a 3.7% decrease, from $35.0 million in fiscal year 2008.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.85% for the fiscal year ended March 31, 2009 compared to 116.75% for the fiscal year ended March 31, 2008, which indicates that the interest-earning asset growth is being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits.  The net interest margin for the fiscal year ended March 31, 2009 was 4.08% compared to 4.66% for the same prior year period.  Generally, the Company’s balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive.  In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest rate margin.  Interest rates on the Company’s interest-earning assets reprice down faster than interest rates on the Company’s interest-bearing liabilities.  As a result of the Federal Reserve’s 200 basis point reduction in the short-term federal funds rate during the year ended March 31, 2009, approximately 36% of the Company’s loans immediately repriced down 200 basis points.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  During the fourth quarter of fiscal 2009, the Company made further progress in reducing its deposit and borrowing costs.  Further reductions will be reflected in future deposit offering rates.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income.  Interest income was $52.9 million for the fiscal year ended March 31, 2009 compared to $60.7 million, for the fiscal year ended March 31, 2008.  Decreases in interest income were due to the Federal Reserve rate cuts described above as well as interest income reversals on nonperforming loans.  The yield on interest-earning assets was 6.39% for fiscal year 2009 compared to 8.09% for fiscal year 2008.  During the year ended March 31, 2009 and 2008, the Company reversed $854,000 and $74,000, respectively, of interest income on nonperforming loans.  These decreases were partially offset by increases in the average loan balance due to continued loan growth.  Average interest-bearing assets increased $76.7 million to $827.7 million for fiscal year 2009 from $751.0 million for fiscal year 2008.  Other interest and dividend income decreased $770,000 to $212,000 for fiscal year 2009 compared to $982,000 for fiscal year 2008.  This decrease was due to a reduction in yield on daily interest-bearing assets to 1.17% for fiscal year 2009 compared to 4.73% for fiscal year 2008 as well as a reduction in the average balance of such assets.  The decrease in the yield for such assets was primarily due to falling interest rates during the year due to the Federal Reserve interest rate cuts described above.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2009 totaled $19.2 million, a $6.5 million or 25.4% decrease from $25.7 million for the fiscal year ended March 31, 2008.  The decrease in interest expense is the result of lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate on interest-bearing deposits decreased from 3.86% for the year ended March 31, 2008 to 2.68% for the year ended March 31, 2009.  The weighted average interest rate of FHLB borrowings decreased from 4.32% for the year ended March 31, 2008 to 1.99% for the year ended March 31, 2009.

Provision for Loan Losses. The provision for loan losses for fiscal year 2009 was $16.2 million, compared to $2.9 million for the same period in the prior year. The significantly greater provision for loan losses is primarily the result of the current economic conditions and slowdown in residential real estate sales that affected among others, homebuilders and developers. A slowdown in home buying has resulted in slower sales and declining real estate values which have significantly affected these borrowers liquidity and ability to repay loans. This slowdown has led to an increase in delinquent and nonperforming construction and land development loans as well as additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Net charge-offs for the year ended March 31, 2009 were $9.9 million, compared to $866,000 for the same period last year. The increase in net charge-offs is primarily attributable to the charge-off of land and lot loans totaling $6.1 million, speculative construction loans totaling $1.8 million and commercial loans totaling $1.2 million for the year ended March 31, 2009. Net charge-offs to average net loans for the year ended March 31, 2009 were 1.24%, compared to 0.12% for the same period last year. Nonperforming loans increased to $27.6 million at March 31, 2009 compared to $7.7 million at March 31, 2008. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 2.15% at March 31, 2009, compared to 1.44% at March 31, 2008.  The allowance as a percentage of nonperforming loans decreased to 61.6% at March 31, 2009, compared to 139.2% at March 31, 2008. The allowance for loan losses to nonperforming loans decreased as more of the nonperforming loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

The problem loans identified by the Company largely consist of land acquisition and development loans.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2009, the Company had identified $28.7 million of impaired loans as defined by SFAS No. 114. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral.  Of those impaired loans, $3.7 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs.  The remaining $25.0 million have specific valuation allowances totaling $4.3 million.  Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio.  Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, a detailed analysis of impaired loans and other factors as deemed appropriate.  These factors are evaluated on a quarterly basis.  Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter.  At March 31, 2009, management’s analysis placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations.  The Company also considered the effects of declining home values and slower home sales. Based on its comprehensive analysis, management deemed the allowance for loan losses of $16.97 million at March 31, 2009 (2.12% of total loans and 61.57% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $3.4 million to $5.5 million for the year ended March 31, 2009 from $8.9 million for the same period in 2008.  The decrease in non-interest income is primarily due to the OTTI charge of $3.4 million on a trust preferred security taken during the second quarter of fiscal year 2009.  For the year ended March 31, 2009, broker loan fees decreased by $804,000 compared to the year ended March 31, 2008 primarily as a result the slowdown in real estate loan sales.  The decrease in asset management fees of $68,000 for the year ended March 31, 2009 compared to the same prior year period corresponds with the decrease in assets under management by RAMCorp. from $330.5 million at March 31, 2008 to $276.6 million at March 31, 2009.  The decrease in value of assets under management is primarily attributable to the decline in the stock market during fiscal year 2009.  These decreases were partially offset by an increase of $361,000 in gains on loans held for sale, as well as the reversal of $489,000 for a contingent liability previously reserved for a property, which the Company disposed of during the fourth quarter of fiscal year 2009.

Non-Interest Expense.  Non-interest expense decreased $532,000 to $27.3 million for fiscal year ended March 31, 2009 compared to $27.8 million for fiscal year ended March 31, 2008. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity.  The principal components of the decrease in the Company’s non-interest expense were decreases in salaries and employee benefits and marketing expenses.  For the year ended March 31, 2009, salaries and employee benefits, which includes mortgage broker commission compensation, was $15.1 million, a 7.2% decrease over the prior year total of $16.2 million. Salaries decreased primarily as a result of a decrease in the number of full-time equivalent employees from 270 at March 31, 2008 to 247 at March 31, 2009, and as a result of the decrease in mortgage broker commissions.

These decreases were partially offset by an increase in the Company’s FDIC deposit insurance premium of $550,000 for the year ended March 31, 2009, compared to the same prior year period.  The FDIC insurance premiums increased primarily as a result of a one-time FDIC credit, which the Company applied against its insurance expense in fiscal year 2008, and as a result of an industry wide increase in FDIC insurance premiums.  We expect our deposit insurance premiums to increase substantially in fiscal year 2010 as a result of recent FDIC imposed increases in the assessment rates.

In addition, REO related expenses (which includes operating costs, write-downs, and losses on the disposition of property) increased $286,000 for the year ended March 31, 2009 compared to the same prior year period. Professional fees increased $284,000 from the year ended March 31, 2009 due primarily to increased legal fees related to problem assets, including REO. We expect REO related expense to increase in fiscal year 2010 due to expected increased levels of REO activity.

Income Taxes.  The benefit for income taxes was $1.6 million for the year ended March 31, 2009 compared to an income tax provision of $4.5 million for the year ended March 31, 2008.  The benefit for income taxes was a result of the net pre-tax loss incurred for the year ended March 31, 2009.  The effective tax rate for fiscal year 2009 was 37.1% compared to 34.2% for fiscal year 2008.  When the Company incurs a pre-tax loss, its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.  Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2008 and 2007

Net Income.  Net income was $8.6 million, or $0.79 per diluted share for the year ended March 31, 2008, compared to $11.6 million, or $1.01 per diluted share for the year ended March 31, 2007.  The decrease was primarily due to a combination of decreased net interest income and an increase in the provision for loan losses.

Net Interest Income.  Net interest income for fiscal year 2008 was $35.0 million, representing a $1.6 million, or a 4.3% decrease, from $36.5 million in fiscal year 2007.  The ratio of average interest earning assets to average interest bearing liabilities decreased to 116.75% in fiscal year 2008 from 118.96% in fiscal year 2007.

Interest Income.  Interest income was $60.7 million for the fiscal year ended March 31, 2008 compared to $61.3 million for the fiscal year ended March 31, 2007. Decreased interest income was the result of Federal Reserve rate cuts. Average interest-bearing assets increased $19.9 million to $751.0 million for fiscal 2008 from $731.1 million for fiscal year 2007.  The yield on interest-earning assets was 8.09% for fiscal year 2008 compared to 8.40% for fiscal year 2007.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2008 totaled $25.7 million, a $948,000 or 3.8% increase from $24.8 million for the fiscal year ended March 31, 2007.  The increase in interest expense is the result of higher rates of interest paid on deposits and borrowings that occurred during the first half of fiscal year 2008.  The weighted average interest rate of total deposits increased from 3.82% for the year ended March 31, 2007 to 3.86% for the year ended March 31, 2008.  The weighted average interest rate of FHLB borrowings decreased from 5.26% for the year ended March

31, 2007 to 4.32% for the year ended March 31, 2008.  Due to the falling interest rate environment, the mix of deposits shifted into certificates of deposit.

Provision for Loan Losses.  The provision for loan losses for fiscal year 2008 was $2.9 million, compared to $1.4 million for the same period in the prior year.  The increase in the provision for loan losses was the result of increased loan growth, changes in the loan loss rates and a negative trend in the risk rating migration of certain loans.  The risk rating migration largely consisted of land acquisition and development loans and residential construction loans being moved to higher risk rating categories.  The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 1.44% at March 31, 2008, compared to 1.31% at March 31, 2007.  Net charge-offs for the year ended March 31, 2008 were $866,000, compared to net recoveries of $7,000 for the same period last year.  The increase in net charge-offs was primarily attributable to the charge-off of three commercial loans totaling $787,000 for the year ended March 31, 2008.  Annualized net charge-offs to average net loans for the year ended March 31, 2008 were 0.12%, compared to 0.00% for the same period in the prior year.

Non-Interest Income.  Non-interest income decreased $152,000 to $8.9 million for the year ended March 31, 2008 from $9.0 million for the same period in 2007.  Decreases in mortgage broker loan fees that are reported in fees and service charges were partially offset by an increase in asset management fees.  For the year ended March 31, 2008, broker loan fees decreased by $480,000 compared to the year ended March 31, 2007.  The increase in asset management fees of $271,000 for the year ended March 31, 2008 compared to the same prior year period reflected the increase in assets under management by RAMCorp. from $285.6 million at March 31, 2007 to $330.5 million at March 31, 2008.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $2.0 million, $2.8 million and $3.7 million are included in interest income for the years ended March 31, 2009, 2008 and 2007, respectively.

	Year Ended March 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$674,144	$44,781	6.64%	$600,386	$50,229	8.37%	$585,595	$50,981	8.71%
Non-mortgage loans	120,077	7,102	5.91	105,470	8,518	8.08	100,031	8,515	8.51
Total net loans	794,221	51,883	6.53	705,856	58,747	8.32	685,626	59,496	8.68

Mortgage-backed securities (1)	5,348	211	3.95	7,101	323	4.55	9,077	421	4.64
Investment securities (1)	10,063	615	6.11	11,480	703	6.12	22,260	1,101	4.95
Daily interest-bearing assets	9,593	112	1.17	18,656	883	4.73	6,559	337	5.14
Other earning assets	8,515	100	1.17	7,930	99	1.25	7,567	29	0.38
Total interest-earning assets	827,740	52,921	6.39	751,023	60,755	8.09	731,089	61,384	8.40
Non-interest-earning assets:
Office properties and equipment, net	20,339			21,427			20,387
Other non-interest-earning assets	54,180			59,589			61,623
Total assets	$902,259			$$832,039			$813,099

Interest-bearing liabilities:
Regular savings accounts	$27,138	$149	0.55	$27,403	$151	0.55	$32,591	$179	0.55
Interest checking	86,986	983	1.13	129,552	3,906	3.02	139,600	4,421	3.17
Money market accounts	173,853	3,810	2.19	219,528	8,882	4.05	161,590	6,969	4.31
Certificates of deposit	282,055	10,337	3.66	197,049	9,204	4.67	202,506	8,938	4.41
Total interest-bearing deposits	570,032	15,279	2.68	573,532	22,143	3.86	536,287	20,507	3.82

Other interest-bearing liabilities	150,681	3,904	2.59	69,733	3,587	5.14	78,259	4,275	5.46
Total interest-bearing liabilities	720,713	19,183	2.66	643,265	25,730	4.00	614,546	24,782	4.03

Non-interest-bearing liabilities:
Non-interest-bearing deposits	81,566			82,776			91,888
Other liabilities	7,108			9,068			8,995
Total liabilities	809,387			735,109			715,429
Shareholders’ equity	92,872			96,930			97,670
Total liabilities and shareholders’ equity	$902,259			$$832,039			$$813,099
Net interest income		$33,738			$35,025			$36,602
Interest rate spread			3.73%			4.09%			4.37%
Net interest margin			4.08%			4.66%			5.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.85%			116.75%			118.96%
Tax Equivalent Adjustment (2)		$71			$73			$84

(1) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore, the yield information does not give effect to change in fair value that are reflected as a component of shareholders’ equity.

(2) Tax-equivalent adjustment relates to non-taxable investment interest income and preferred equity securities dividend income. The federal statutory tax rate was 34% for all years presented.

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

	Year Ended March 31,
	2009 vs. 2008			2008 vs. 2007

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$5,714	$(11,162)	$(5,448)	$1,269	$(2,021)	$(752)
Non-mortgage loans	1,076	(2,492)	(1,416)	447	(444)	3
Mortgage-backed securities	(73)	(39)	(112)	(90)	(8)	(98)
Investment securities (1)	(87)	(1)	(88)	(617)	219	(398)
Daily interest-bearing	(303)	(468)	(771)	575	(29)	546
Other earning assets	7	(6)	1	1	69	70
Total interest income	6,334	(14,168)	(7,834)	1,585	(2,214)	(629)

Interest Expense:
Regular savings accounts	(2)	-	(2)	(28)	-	(28)
Interest checking accounts	(1,006)	(1,917)	(2,923)	(311)	(204)	(515)
Money market deposit accounts	(1,582)	(3,490)	(5,072)	2,357	(444)	1,913
Certificates of deposit	3,406	(2,273)	1,133	(247)	513	266
Other interest-bearing liabilities	2,714	(2,397)	317	(448)	(240)	(688)
Total interest expense	3,530	(10,077)	(6,547)	1,323	(375)	948
Net interest income	$2,804	$(4,091)	$(1,287)	$262	$(1,839)	$(1,577)

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial, consumer loans that are adjustable rate and short-term loans and residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. This approach has remained consistent throughout the past year, as the Company has experienced a change in the mix of loans, deposits, FRB advances and FHLB advances.

The Company's mortgage servicing activities provide additional protection from interest rate risk.  The Company retains servicing rights on all mortgage loans sold.  As market interest rates rise, the fixed rate loans held in portfolio diminish in value.  However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio.  The mortgage loan servicing portfolio totaled $108.9 million at March 31, 2009.  The average balance of the servicing portfolio was $104.9 million and produced loan servicing income of $105,000 for the year ended March 31, 2009.  See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates.  Adjustable interest rate loans totaled $618.9 million or 77.2% of total loans at March 31, 2009 as compared to $575.1 million or 75.0% at March 31, 2008. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See "Item 1. Business -- Lending Activities -- Construction Lending" and " -- Lending Activities -- Consumer Lending."

The Company also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2009, the combined portfolio carried at $13.7 million had an average term to repricing or maturity of 3.04 years.  Adjustable rate mortgage-backed securities totaled $1.0 million at March 31, 2009 compared to $1.4 million at March 31, 2008.  See "Item 1.  Business -- Investment Activities."

Liquidity and Capital Resources

Liquidity is essential to our business.  The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.  With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Despite these difficult economic conditions, our customer relationship deposit balances increased $18.9 million over fiscal year 2009, including an increase in non-interest bearing demand deposits of approximately $6.4 million.  Overall, total deposits were $670.1 million at March 31, 2009 compared to $667.0 million at March 31, 2008.  However, the growth in our loan portfolio surpassed the growth in our deposit accounts; as a result, the Company has increased its use of secured borrowings from FHLB and FRB.  In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity.

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, Pacific Coast Banker’s Bank and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long term basis to support lending activities.

The Company's primary source of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB and FRB advances.  While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.  Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available.  However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds in order to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. We generally maintain cash and readily marketable securities to meet a portion of our short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRB borrowings.  At March 31, 2009, advances from FHLB totaled $37.9 million and the Bank had additional borrowing capacity available of $204.2 million from the FHLB, subject to sufficient collateral and stock investment.  At March 31, 2009, advances from the FRB totaled $85.0 million and the Bank had additional borrowing capacity of $97.5 million from the FRB, subject to sufficient collateral.  Borrowing capacity from FHLB or FRB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.  The Bank also has a $10.0 million fed funds line with Pacific Coast Banker’s Bank at March 31, 2009.  The Bank had no borrowings outstanding under this credit agreement at March 31, 2009.

An additional source of wholesale funding includes brokered certificate of deposits.  The Company has historically not relied on brokered deposits to fund its operations.  At March 31, 2009, the Company had $19.9 million in brokered deposits representing 2.96% of total deposits, compared to $25.7 million at March 31, 2008, exclusive of CDARS deposits.  The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit.  The Bank’s CDARS balance was $22.2 million at March 31, 2009.  With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits increased before leveling off in the fourth quarter. In April 2009, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase wholesale brokered deposits, including CDARS deposits.  As of the end of April 2009, the Bank paid down its brokered deposits to zero and had CDARS deposits of $22.8 million.  There can be no assurance that CDARS deposits will be available for the Company to offer its customers in the future.  The combination of all the Bank’s funding sources, gives the Bank available liquidity of $317 million, or 34.6% of total assets at March 31, 2009.

Under the TLGP, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account.  The Bank has elected to participate in this program at an additional cost to the Bank.  Other deposits maintained at the Bank are also insured by the FDIC up to $250,000 per account owner through December 31, 2013.

At March 31, 2009, the Company had commitments to extend credit of $123.1 million.  The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2009 totaled $232.9 million.  Historically, the Company has been able to retain a significant amount of its deposits as they mature.  Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $277.4 million at March 31, 2009.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank arise from the cash flow and earnings of the Bank, which distributions are subject to regulatory restriction and approval. To the extent the Bank cannot pay dividends to the Company, the Company may not have sufficient funds to pay dividends to its stockholders or may be forced to defer interest payments on its subordinated debentures, which in turn, may restrict the Company’s ability to pay dividends on its common stock.

OTS regulations require the Bank to maintain specific amounts of regulatory capital.  For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In this regard, as part of our strategic planning; we are currently considering raising additional capital.  We anticipate that this capital will be raised through non-government sources for the purpose of increasing our capital position and achieving compliance with the additional capital requirements contained in the MOU.  We have not decided on the type of securities we will issue but it may include common stock, preferred stock, warrants or a combination of these obligations.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 21 to the Consolidated Financial Statements included in Item 8 of this report on Form 10-K.

At March 31, 2009, scheduled maturities of certificates of deposit, FRB advances, FHLB advances, future operating minimum lease commitments and subordinated debentures were as follows (in thousands):

	Within 1 Year	1 to 3 Years	3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$232,888	$34,159	$8,629	$2,001	$277,677
FRB advances	85,000	-	-	-	85,000
FHLB advances	37,850	-	-	-	37,850
Operating leases	1,632	1,863	1,586	2,927	8,008
Capital leases	40	96	152	2,361	2,649
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$357,410	$36,118	$10,367	$29,970	$433,865

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments.

At March 31, 2009, the Company had outstanding real estate one-to-four family loan commitments of $1.6 million and unused lines of credit secured by real estate one-to-four family loans of $21.0 million.  Other installment loan commitments totaled $8,000 and unused lines of credit on other installment loans totaled $1.1 million at March 31, 2009.  Commercial real estate mortgage loan commitments totaled $481,000 and the undisbursed balance of commercial real estate mortgage loans closed was $5.4 million at March 31, 2009.  Commercial loan commitments totaled $1.1 million, undisbursed balances of commercial loans totaled $7.0 million and unused commercial lines of credit totaled $59.3 million at March 31, 2009.  Construction loan commitments totaled $4.0 million and unused construction lines of credit totaled $22.2 million at March 31, 2009.  For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report including Note 21, “Commitments and Contingencies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk.  The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.  For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under “Item 1.  Business -- Lending Activities,”  “-- Investment Activities” and “-- Deposit Activities and Other Sources of Funds” contained herein.

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

Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity.  Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have maturities of long or short term. FRB advances have short term maturities. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

A number of measures are utilized to monitor and manage interest rate risk, including simulation modeling and traditional interest rate gap analysis. While both methods provide an indication of risk for a given change in interest rates, the simulation model is primarily used to assess the impact on earning changes in interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management’s capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies among other factors.

The following tables show the approximate percentage change in net interest income as of March 31, 2009 over a 24-month period under several rate scenarios.

Change in interest rates:	Percent Change in Net Interest Income (12 months)	Percent Change in Net Interest Income (24 months)

Up 200 basis points	(0.7%)	(1.7%)
Base Case	-	1.4%
Down 100 basis points	1.2%	4.2%

Our balance sheet continues to be slightly asset sensitive, meaning that interest-earning assets reprice faster than interest-bearing liabilities in a given period.  However, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  Conversely, in a falling interest rate environment these interest rate floors will assist in maintaining our net interest income.  We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2009.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:

Loans receivable	6.06%	$277,405	$70,389	$71,703	$294,903	$86,691	$801,091
Mortgage-backed
securities	3.72	1,015	3,621	-	-	-	4,636
Investments and other
interest-earning assets	3.45	13,777	-	-	529	1,118	15,424
FHLB stock	0.70	1,470	2,940	2,940	-	-	7,350
Total assets		$293,667	$76,950	$74,643	$295,432	$87,809	$828,501

Interest-Sensitive Liabilities:

Interest checking	0.53	$19,325	$38,652	$38,652	$-	$-	$96,629
Non-interest checking accounts	-	17,706	35,411	35,411	-	-	88,528
Savings accounts	0.55	5,751	11,501	11,501	-	-	28,753
Money market accounts	1.55	35,695	71,392	71,392	-	-	178,479
Certificate accounts	3.08	232,888	34,159	8,629	2,001	-	277,677
FHLB advances	2.02	37,850	-	-	-	-	37,850
FRB advances	0.25	85,000	-	-	-	-	85,000
Subordinated debentures	5.65	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	40	96	152	492	1,869	2,649
Total liabilities		434,255	191,211	165,737	2,493	24,550	818,246
Interest sensitivity gap		(140,588)	(114,261)	(91,094)	292,939	63,259	$10,255
Cumulative interest sensitivity gap		$(140,588)	$(254,849)	$(345,943)	$(53,004)	$10,255
Off-Balance Sheet Items:

Commitments to extend credit	-	$7,180	-	-	-	-	$7,180
Unused lines of credit	-	$115,907	-	-	-	-	$115,907

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2009, 2008 and 2007
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2009

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

(Dollars in thousands, except share data)	2009	2008
ASSETS
Cash (including interest-earning accounts of $6,405 and $14,238)	$19,199	$36,439
Loans held for sale	1,332	-
Investment securities held to maturity, at amortized cost (fair value of $552 and none)	529	-
Investment securities available for sale, at fair value (amortized cost of $11,244 and $7,825)	8,490	7,487
Mortgage-backed securities held to maturity, at amortized cost (fair value of $572 and $892)	570	885
Mortgage-backed securities available for sale, at fair value (amortized cost of $3,991 and $5,331)	4,066	5,338
Loans receivable (net of allowance for loan losses of $16,974 and $10,687)	784,117	756,538
Real estate and other personal property owned	14,171	494
Prepaid expenses and other assets	2,518	2,679
Accrued interest receivable	3,054	3,436
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	19,514	21,026
Deferred income taxes, net	8,209	4,571
Mortgage servicing rights, net	468	302
Goodwill	25,572	25,572
Core deposit intangible, net	425	556
Bank owned life insurance	14,749	14,176
TOTAL ASSETS	$914,333	$886,849
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposit accounts	$670,066	$667,000
Accrued expenses and other liabilities	7,064	8,654
Advanced payments by borrowers for taxes and insurance	360	393
Federal Home Loan Bank advances	37,850	92,850
Federal Reserve Bank advances	85,000	-
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,649	2,686
Total liabilities	825,670	794,264
COMMITMENTS AND CONTINGENCIES (See Note 21)
SHAREHOLDERS’ EQUITY:
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:
2009 – 10,923,773 issued and outstanding	109	109
2008 – 10,913,773 issued and outstanding
Additional paid-in capital	46,866	46,799
Retained earnings	44,322	46,871
Unearned shares issued to employee stock ownership trust	(902)	(976)
Accumulated other comprehensive loss	(1,732)	(218)
Total shareholders’ equity	88,663	92,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$914,333	$886,849
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands, except share data)	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$51,883	$58,747	$59,496
Interest on investment securities – taxable	407	488	854
Interest on investment securities – non taxable	137	142	163
Interest on mortgage-backed securities	211	323	421
Other interest and dividends	212	982	366
Total interest and dividend income	52,850	60,682	61,300
INTEREST EXPENSE:
Interest on deposits	15,279	22,143	20,507
Interest on borrowings	3,904	3,587	4,275
Total interest expense	19,183	25,730	24,782
Net interest income	33,667	34,952	36,518
Less provision for loan losses	16,150	2,900	1,425
Net interest income after provision for loan losses	17,517	32,052	35,093
NON-INTEREST INCOME:
Fees and service charges	4,669	5,346	5,747
Asset management fees	2,077	2,145	1,874
Net gain on sale of loans held for sale	729	368	434
Impairment on investment security	(3,414)	-	-
Loan servicing income	105	126	155
Gain of sale of credit card portfolio	-	-	133
Bank owned life insurance	573	562	522
Other	791	335	169
Total non-interest income	5,530	8,882	9,034
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,080	16,249	15,012
Occupancy and depreciation	5,064	5,146	4,687
Data processing	841	786	988
Amortization of core deposit intangible	131	155	184
Advertising and marketing expense	727	1,054	1,102
FDIC insurance premium	760	210	74
State and local taxes	668	741	644
Telecommunications	466	406	437
Professional fees	1,110	826	809
Other	2,412	2,218	2,416
Total non-interest expense	27,259	27,791	26,353
INCOME (LOSS) BEFORE INCOME TAXES	(4,212)	13,143	17,774
PROVISION (BENEFIT) FOR INCOME TAXES	(1,562)	4,499	6,168
NET INCOME (LOSS)	$(2,650)	$8,644	$11,606

Earnings (loss) per common share:
Basic	$(0.25)	$0.79	$1.03
Diluted	(0.25)	0.79	1.01
Weighted average number of shares outstanding:
Basic	10,693,795	10,915,271	11,312,847
Diluted	10,693,795	11,006,673	11,516,232

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

					Unearned
					Shares
					Issued to
					Employee	Accumulated
	Common Stock		Additional		Stock	Other
			Paid-In	Retained	Ownership	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Trust	Loss	Total

Balance April 1, 2006	11,545,372	$57	$57,316	$35,776	$(1,186)	$(276)	$91,687

Stock split	-	58	-	(58)	-	-	-
Cash dividends ($0.395 per share)	-	-	-	(4,476)	-	-	(4,476)
Exercise of stock options	212,054	2	878	-	-	-	880
Stock repurchased and retired	(49,446)	-	-	-	-	-	-
Earned ESOP shares	-	-	196	-	78	-	274
Tax benefit, stock options	-	-	48	-	-	-	48
	11,707,980	117	58,438	31,242	(1,108)	(276)	88,413

Comprehensive income:
Net income	-	-	-	11,606	-	-	11,606
Other comprehensive income:
Unrealized holding gain on
securities of $190 (net of $99 tax effect)	-	-	-	-	-	190	190

Total comprehensive income	-	-	-	-	-	-	11,796
Balance March 31, 2007	11,707,980	117	58,438	42,848	(1,108)	(86)	100,209

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	(12,643)
FIN 48 transition adjustment	-	-	-	(65)	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	414
Tax benefit, stock options	-	-	6	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	84,073

Comprehensive income:
Net income	-	-	-	8,644	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	(132)

Total comprehensive income	-	-	-	-	-	-	8,512
Balance March 31, 2008	10,913,773	109	46,799	46,871	(976)	(218)	92,585

Cash dividends ($0.135 per share)	-	-	-	(1,441)	-	-	(1,441)
Exercise of stock options	10,000	-	96	-	-	-	96
Earned ESOP shares	-	-	(31)	-	74	-	43
Cumulative effect of adopting FSP FAS 115-2	-	-	-	1,542		(1,542)	-
Tax benefit, stock options	-	-	2	-	-	-	2
	10,923,773	109	46,866	46,972	(902)	(1,760)	91,285

Comprehensive loss:
Net loss	-	-	-	(2,650)	-	-	(2,650)
Other comprehensive loss:
Unrealized holding gain on
securities of $2,225 (net of $1,146 tax effect) less reclassification adjustment for net losses included in net income of $2,253 (net of $1,161 tax effect)	-	-	-	-	-	28	28

Total comprehensive loss	-	-	-	-	-	-	(2,622)
Balance March 31, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$88,663

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,650)	$8,644	$11,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,320	2,193	2,258
Mortgage servicing rights valuation adjustment	(6)	(28)	(25)
Provision for loan losses	16,150	2,900	1,425
Benefit for deferred income taxes	(3,653)	(395)	(436)
Noncash expense related to ESOP	43	414	274
Increase (decrease) in deferred loan origination fees, net of amortization	179	51	(407)
Origination of loans held for sale	(27,997)	(14,829)	(16,966)
Proceeds from sales of loans held for sale	26,782	14,895	17,116
Excess tax benefit from stock based compensation	(11)	(14)	(67)
Writedown of real estate owned	100	9	-
Loss on impairment of security	3,414	-	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, sale of investment securities and premises and equipment	(618)	(361)	(422)
Income from bank owned life insurance	(573)	(562)	(522)
Changes in assets and liabilities, net of acquisition:
Prepaid expenses and other assets	93	206	397
Accrued interest receivable	382	386	(764)
Accrued expenses and other liabilities	(573)	(956)	437
Net cash provided by operating activities	13,382	12,553	13,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net	(57,891)	(76,838)	(60,707)
Proceeds from call, maturity, or sale of investment securities available for sale	480	11,360	4,850
Principal repayments on investment securities available for sale	75	75	75
Purchase of investment securities held to maturity	(536)	-	-
Purchase of investment securities available for sale	(5,000)	-	-
Principal repayments on mortgage-backed securities available for sale	1,341	1,447	1,658
Principal repayments on mortgage-backed securities held to maturity	315	347	572
Principal repayments on investment securities held to maturity	7	-	-
Purchase of premises and equipment and capitalized software	(545)	(1,629)	(4,334)
Proceeds from sale of real estate owned and premises and equipment	431	6	3
Net cash used by investing activities	(61,323)	(65,232)	(57,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts, net of deposits acquired	3,066	1,595	58,441
Dividends paid	(2,402)	(4,740)	(4,289)
Repurchase of common stock	-	(12,643)	-
Proceeds from issuance of subordinated debentures	-	15,000	-
Proceeds from borrowings	1,321,510	366,500	559,350
Repayment of borrowings	(1,291,510)	(308,700)	(570,400)
Principal payments under capital lease obligation	(37)	(35)	(32)
Net increase (decrease) in advance payments by borrowers	(33)	(4)	39
Excess tax benefit from stock based compensation	11	14	67
Proceeds from exercise of stock options	96	708	880
Net cash provided by financing activities	30,701	57,695	44,056

NET INCREASE (DECREASE) IN CASH	(17,240)	5,016	77
CASH, BEGINNING OF YEAR	36,439	31,423	31,346
CASH, END OF YEAR	$19,199	$36,439	$31,423
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$19,372	$25,511	$24,347
Income taxes	1,538	4,639	7,025
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$14,306	$503	$-
Dividends declared and accrued in other liabilities	-	960	1,144
Fair value adjustment to securities available for sale	43	(201)	289
Income tax effect related to fair value adjustment	(15)	69	(99)
Premises and equipment purchases included in accounts payable	3	70	64
Capitalized software acquired under a service agreement	130	417	-

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (the “Company”); its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority owned subsidiary, Riverview Asset Management Corp. (“RAMCorp”). All inter-company transactions and balances have been eliminated in consolidation.

The Company has also established two subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 13). In accordance with the requirements of Financial Accounting Standards Board Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (as amended), the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is an eighteen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”), requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through either the purchase of MSRs, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income, such amortization is reflected as a component of loan servicing income.

Securities – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that a credit related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale.  Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity or expected call, if sooner.

The Company analyzes investment securities for other than temporary impairment (“OTTI”) on a periodic basis. In accordance with FASB Staff Position (“FSP”) 115-2, OTTI is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not to have to sell the security prior to the security’s anticipated recovery.  Credit component losses are reported in non-interest income.

Loans – Loans are stated at the amount of unpaid principal, reduced by deferred loan origination fees and an allowance for loan losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on non-accrual loans are applied to reduce the principal balance on a cash-basis method until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Loan Losses – The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the net realizable value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, An Amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. Impaired loans are generally carried at the lower of cost or fair value, which may be determined based upon recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. There can be no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s primary market, since the majority of the Company’s loans are collateralized by real estate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  The Company views its investment in FHLB stock as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.  The FHLB of Seattle reported a risk-based capital deficiency as of March 31, 2009, and therefore did not pay a dividend for the first quarter of 2009 and will not repurchase capital stock in the near term.  The FHLB noted its primary concern with meeting the risk-based capital requirements relates to the potential impact of OTTI charges that they may be required to record on their private label mortgage backed securities. While the FHLB of Seattle reported a capital deficiency as of March 31, 2009, the Company does not believe that its investment in the FHLB is impaired.  However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Gains or losses on dispositions are reflected in earnings. Depreciation is generally computed on the straight-line method over the following estimated useful lives: building and improvements – up to 45 years; furniture and equipment – three to twenty years; and leasehold improvements – fifteen to twenty-five years. The cost of maintenance and repairs is charged to expense as incurred.  Assets are reviewed for impairment when events indicate their carrying value may not be recoverable.  If management determines impairment exists the asset is reduced by an offsetting charge to expense.

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

The Company records its originated MSRs at fair value in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model.  The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSR in proportion to and over the period of estimated net servicing income.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second phase step must be performed.  In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  As of March 31, 2009, the Company has not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp. in a fiduciary or agency capacity for Trust customers are not included in the consolidated financial statements because such items are not assets of the Company.  Assets totaling $276.6 million and $330.5 million were held in trust as of March 31, 2009 and 2008, respectively.

Earnings Per Share – The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings Per Share, which requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”).  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company’s stock options.  As of March 31, 2009, all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Employee Stock Ownership Plan – The Company sponsors a leveraged ESOP which is accounted for in accordance with the AICPA Statement of Position ("SOP") 93-6, Employer's Accounting for Employee Stock Ownership Plans. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Business segments – The Company operates a single business segment.  The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2009, 2008 and 2007.

Acquisitions - Acquisitions are accounted for in accordance with SFAS 141, Business Combinations under the purchase method of accounting, which allocates costs to assets purchased and liabilities assumed at their estimated fair market values.  The results of operations subsequent to the date of acquisition are included in the consolidated financial statements of the Company.

New Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and the goodwill acquired.  The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently evaluating the potential impact on the Company’s financial position, results of operations and cash flows of SFAS No. 141(R).

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective on October 10, 2008.  The Company has adopted FSP 157-3 and incorporated the guidance in determining fair value of its trust preferred security as of March 31, 2009.

In January 2009, the FASB issued FASB Staff Position 99-20-1, Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20 (“FSP 99-20-1”).  FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an OTTI has occurred.  The FSP also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115.  The Company has adopted FSP 99-20-1 and incorporated the guidance in determining the fair value of certain investment securities as of March 31, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  FAS 115-2 provides for the bifurcation of OTTI into (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company elected to early adopt this FSP effective January 1, 2009 which resulted in an adjustment, net of taxes, to decrease accumulated other comprehensive income with a corresponding adjustment to increase retained earnings totaling $1.5 million after taxes of $900,000 ($2.4 million pretax).

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and accordingly, if quoted market prices may not be indicative of fair value and also re-emphasizes that the objective of a fair value measurement remains an exit price. FSP 157-4 is effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt FSP 157-4 for the year ended March 31, 2009.  The adoption of FSP 157-4 did not have a material affect on the financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP is designed to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to early adopt this FSP for the year ended March 31, 2009.  The adoption of the FSP did not have a material affect on the financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Base Payment Transactions Are Participating Securities.  Under this FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this FSB EITF 03-6-1 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2009 and 2008 were $604,000 and $476,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Municipal bonds	$529	$23	$-	$552

The contractual maturities of investment securities held to maturity are as follows (in thousands):

March 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	529	552
Due after ten years	-	-
Total	$529	$552

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Trust preferred	$3,977	$-	$(2,833)	$1,144
Agency securities	5,000	54	-	5,054
Municipal bonds	2,267	25	-	2,292
Total	$11,244	$79	$(2,833)	$8,490

March 31, 2008
Trust preferred	$5,000	$-	$(388)	$4,612
Municipal bonds	2,825	50	-	2,875
Total	$7,825	$50	$(388)	$7,487

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2009 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust Preferred	$-	$-	$1,144	$(2,833)	$1,144	$(2,833)

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

In the second quarter of fiscal 2009, the Company recognized a $3.4 million non-cash OTTI charge on the above investment security.  Based on a number of factors, including the magnitude of the decline in the estimated fair value below the Company’s cost and a decline in the investment rating of the security, management concluded that the decline in value was other than temporary.  Accordingly, a non-cash impairment charge of $3.4 million was realized on the accompanying Consolidated Statements of Operations.  Subsequent to this OTTI charge, the fair value of the security declined an additional $442,000 to $1.1 million at March 31, 2009.  In April 2009, the FASB issued FSP FAS 115-2 – see Note 1, New Accounting Pronouncements.  The Company adopted these new standards as of January 1, 2009, resulting in a cumulative effect adjustment of $1.5 million, net of taxes, that increased both the retained earnings and accumulated other comprehensive loss components of shareholder’s equity.  The Company determined the remaining decline in value was related the noncredit component of OTTI.  The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

To determine the component of gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield.  The revised expected cash flow estimates are based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports.  Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectibility of principal and interest on the underlying collateral.

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$530	$540
Due after one year through five years	5,000	5,054
Due after five years through ten years	619	635
Due after ten years	5,095	2,261
Total	$11,244	$8,490

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at March 31, 2009 and 2008, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $1.8 million and $484,000 and a fair value of $1.8 million and $491,000 at March 31, 2009 and 2008, respectively, were pledged as collateral for government public funds held by the Bank. The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2009, 2008 and 2007.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$348	$-	$-	$348
FHLMC mortgage-backed securities	94	1	-	95
FNMA mortgage-backed securities	128	1	-	129
Total	$570	$2	$-	$572
March 31, 2008
Real estate mortgage investment conduits	$624	$2	$-	$626
FHLMC mortgage-backed securities	104	1	-	105
FNMA mortgage-backed securities	157	4	-	161
Total	$885	$7	$-	$892

Mortgage-backed securities held to maturity with an amortized cost of $438,000 and $631,000 and a fair value of $439,000 and $633,000 at March 31, 2009 and 2008, respectively, were pledged as collateral for governmental public funds. Mortgage-backed securities held to maturity with an amortized cost of $110,000 and $138,000 and a fair value of $111,000 and $141,000 at March 31, 2009 and 2008, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4	4
Due after five years through ten years	6	7
Due after ten years	560	561
Total	$570	$572

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$673	$12	$-	$685
FHLMC mortgage-backed securities	3,249	61	-	3,310
FNMA mortgage-backed securities	69	2	-	71
Total	$3,991	$75	$-	$4,066
March 31, 2008
Real estate mortgage investment conduits	$851	$8	$(1)	$858
FHLMC mortgage-backed securities	4,393	1	(4)	4,390
FNMA mortgage-backed securities	87	3	-	90
Total	$5,331	$12	$(5)	$5,338

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

The Company evaluated these securities and determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. The value of most of the Company’s securities fluctuates as market interest rates change. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of the remaining amortized cost basis. The Company realized no gains or losses on sale of mortgage-backed securities available for sale in fiscal years 2009, 2008 and 2007.  The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed security portfolio.

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,460	1,483
Due after five years through ten years	2,084	2,135
Due after ten years	447	448
Total	$3,991	$4,066

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $3.9 million and $5.2 million and a fair value of $4.0 million and $5.2 million at March 31, 2009 and 2008, respectively, were pledged as collateral for advances at the FHLB.  Mortgage-backed securities available for sale with an amortized cost of $66,000 and $62,000 and a fair value of $68,000 and $64,000 at March 31, 2009 and 2008, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2009 and 2008 are reported net of deferred loan fees totaling $3.4 million and $3.5 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Commercial and construction
Commercial	$127,150	$109,585
Other real estate mortgage	447,652	429,422
Real estate construction	139,476	148,631
Total commercial and construction	714,278	687,638

Consumer
Real estate one-to-four family	83,762	75,922
Other installment	3,051	3,665
Total consumer	86,813	79,587

Total loans	801,091	767,225

Less:
Allowance for loan losses	16,974	10,687
Loans receivable, net	$784,117	$756,538

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

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007
Beginning balance	$418	$185	$7
Originations	681	360	192
Principal repayments	(78)	(127)	(14)
Ending balance	$1,021	$418	$185

6.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Beginning balance	$10,687	$8,653	$7,221
Provision for loan losses	16,150	2,900	1,425
Charge-offs	(9,890)	(905)	(186)
Recoveries	27	39	193
Ending balance	$16,974	$10,687	$8,653

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Beginning balance	$337	$380	$362
Net change in allowance for unfunded loan commitments	(41)	(43)	18
Ending balance	$296	$337	$380

Loans on which the accrual of interest has been discontinued were $27.4 million, $7.6 million and $226,000 at March 31, 2009, 2008 and 2007, respectively. Interest income foregone on non-accrual loans was $2.0 million, $199,000 and $12,000 during the years ended March 31, 2009, 2008, and 2007, respectively. At March 31, 2009 and 2008, nonperforming assets were $41.7 million and $8.2 million, respectively.

At March 31, 2009, 2008 and 2007, the Company’s recorded investment in certain loans that were considered to be impaired was $28.7 million, $7.2 million, and $426,000 respectively. At March 31, 2009, $25.0 million of the impaired loans had a specific related valuation allowance of $4.3 million, while $3.7 million did not require a specific valuation allowance.  At March 31, 2008, all of the impaired loans had specific valuation allowances totaling $902,000.  At March 31, 2007, $294,000 of the impaired loans had a specific related valuation allowance of $30,000, while $132,000 did not require a specific valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average investment in impaired loans was $24.3 million, $2.0 million and $959,000 during the years ended March 31, 2009, 2008 and 2007, respectively. The related amount of interest income recognized on loans that were impaired was $373,000, $65,000 and $85,000 during the years ended March 31, 2009, 2008 and 2007, respectively.  At March 31, 2009 and 2008, loans past due 90 days or more and still accruing interest totaled $187,000 and $115,000, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2007.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2009	2008

Land	$3,890	$3,878
Buildings and improvements	13,074	13,067
Leasehold improvements	1,994	1,996
Furniture and equipment	10,275	10,151
Buildings under capitalized leases	2,715	2,715
Construction in progress	-	2
Total	31,948	31,809
Less accumulated depreciation and amortization	(12,434)	(10,783)
Premises and equipment, net	$19,514	$21,026

For the years ended March 31, 2009, 2008 and 2007 the Company has recorded $1.8 million in depreciation expense.  The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s new operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2009, 2008 and 2007, the Company recorded $113,000 in amortization expense. At March 31, 2009 and 2008, accumulated amortization for the capital lease totaled $376,000 and $263,000, respectively.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2009 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2010	$1,632	$228
2011	1,046	228
2012	817	236
2013	820	251
2014	766	251
Thereafter	2,927	3,934
Total minimum lease payments	$8,008	5,128
Less amount representing interest		(2,479)
Present value of net minimum lease		$2,649

Rent expense was $1.8 million, $1.9 million and $1.5 million for the years ended March 31, 2009, 2008 and 2007, respectively.

8.	MORTGAGE SERVICING RIGHTS

The following table is a summary of the activity in MSRs and the related valuation allowance for the periods indicated and other related financial data (in thousands):
	Year Ended March 31,
	2009	2008	2007
Balance at beginning of year, net	$302	$351	$384
Additions	344	139	148
Amortization	(184)	(216)	(206)
Change in valuation allowance	6	28	25
Balance end of year, net	$468	$302	$351

Valuation allowance at beginning of year	$7	$35	$60
Change in valuation allowance	(6)	(28)	(25)
Valuation allowance balance at end of year	$1	$7	$35

The Company evaluates MSRs for impairment by stratifying MSRs based on the predominant risk characteristics of the underlying financial assets.  At March 31, 2009 and 2008, the MSRs estimated fair value totaled $929,000 and $1.0 million, respectively.  The 2009 fair value was estimated using a discount rate and a range of PSA values (The Bond Market Association’s standard prepayment values) that ranged from 160 to 716.  Total loans serviced for others were $126.8 million, $123.8 million and $130.6 million at March 31, 2009, 2008 and 2007, respectively.

9.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2009	2008	2007
Balance at beginning of year, net	$494	$-	$-
Additions	14,666	503	-
Dispositions	(889)	-	-
Valuation adjustments	(100)	(9)	-
Balance end or year, net	$14,171	$494	$-

Valuation allowance at beginning of year	$9	$-	$-
Additions to the valuation allowance	100	9	-
Reductions due to sales of REO	-	-	-
Valuation allowance balance at end of year	$109	$9	$-

REO expenses for the year ended March 31, 2009 primarily consisted of operating expenses of $114,000 and losses on dispositions of REO of $104,000.  REO expenses for the years ended March 31, 2008 and 2007 were insignificant.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2009	Weighted Average Rate	March 31, 2008
Non-interest-bearing	0.00%	$88,528	0.00%	$82,121
Interest checking	0.53	96,629	1.32	102,489
Money market	1.55	178,479	2.39	189,309
Savings accounts	0.55	28,753	0.55	27,401
Certificate of deposit	3.08	277,677	4.29	265,680
Total	1.79%	$670,066	2.61%	$667,000

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit in amounts of $100,000 or more totaled $142.5 million and $127.8 million at March 31, 2009 and 2008, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Interest checking	$983	$3,906	$4,364
Money market	3,810	8,882	6,971
Savings accounts	149	151	179
Certificate of deposit	10,337	9,204	8,993
Total	$15,279	$22,143	$20,507

11.	FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2009 and 2008, advances from the FHLB totaled $37.9 million and $92.9 million with a weighted average interest rate of 2.02% and 3.35%, respectively.  The FHLB borrowings at March 31, 2009 consisted of a single $25.0 million fixed rate advance and a Cash Management Advance (CMA) with a rate set daily by the FHLB.  The weighted average interest rate for fixed and adjustable rate advances was 1.99%, 4.32%, and 5.26% for the years ended March 31, 2009, 2008 and 2007, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2009, based on collateral values, the Bank had additional borrowing capacity of $204.2 million from the FHLB.

FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2009, loans carried at $383.7 million and investments and mortgage-backed securities carried at $4.0 million were pledged as collateral to the FHLB.  At March 31, 2009, all of the Bank’s FHLB advances were scheduled to mature during the fiscal year 2010.

12.	FEDERAL RESERVE BANK ADVANCES

The Company has a borrowing arrangement with the FRB under the Borrower-In-Custody program.  Under this program, the Bank has an available credit facility of $182.5 million, subject to pledged collateral.  As of March 31, 2009, the Company had outstanding borrowings of $85.0 million with the FRB.  The weighted average interest rate for these advances was 0.25%.  All of the Bank’s FRB advances were scheduled to mature during fiscal year 2010.  At March 31, 2009, loans carried at $291.5 million were pledged as collateral to the FRB.

In addition, the Bank has a Fed Funds borrowing facility with Pacific Coast Bankers’ Bank with a guideline limit of $10.0 million through June 30, 2009.  The facility may be reduced or withdrawn at any time.  As of March 31, 2009, the Bank did not have any outstanding advances on this facility.

13.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2009, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2009 and 2008, is included in prepaid expenses and other assets in the consolidated balance sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2009:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	2.68%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$ 22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

        (2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% until maturity.

14.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2009	2008	2007
Current	$2,091	$4,894	$6,604
Deferred	(3,653)	(395)	(436)
Total	$(1,562)	$4,499	$6,168

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Deferred compensation	$593	$660
Loan loss reserve	6,131	4,014
Core deposit intangible	10	90
Accrued expenses	190	215
Accumulated depreciation	368	446
Net unrealized loss on securities available for sale	98	112
Impairment on investment security	1,212	-
Capital loss carry forward	684	699
REO expense	796	186
Non-compete	146	164
Other	117	159
Total deferred tax asset	10,345	6,745

Deferred tax liabilities:
FHLB stock dividend	(1,063)	(1,093)
Deferred gain on sale	(210)	(170)
Tax qualified loan loss reserve	-	(27)
Purchase accounting	(151)	(203)
Prepaid expense	(125)	(97)
Loan fees/costs	(587)	(584)
Total deferred tax liability	(2,136)	(2,174)
Deferred tax asset, net	$8,209	$4,571

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2009	2008	2007
Statutory federal income tax rate	(34.0)%	35.0%	35.0%
State and local income tax rate	(1.5)	1.2	0.9
ESOP market value adjustment	0.3	0.8	0.5
Interest income on municipal securities	(1.2)	(0.4)	(0.3)
Bank owned life insurance	(4.8)	(1.5)	(1.1)
Other, net	4.1	(0.9)	(0.4)
Effective federal income tax rate	(37.1)%	34.2%	34.6%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2009, 2008 and 2007.

The Bank’s retained earnings at March 31, 2009 and 2008 include base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized.  The amount of unrecognized deferred tax liability at March 31, 2009 and 2008 was $781,000 and $800,000, respectively.  This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987.  These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) at the beginning of fiscal year 2008.  At the date of adoption, the Company had unrecognized tax benefits related to its state filing positions of $90,000 that, if recognized, would affect the Company’s effective tax rate by $65,000.  The Company recorded an adjustment to retained earnings (net of federal benefits) for these uncertain tax positions totaling $65,000, inclusive of interest and penalties.  The Company’s policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.  The Company recorded $13,000 and $11,000 of possible interest and penalties for the years ended March 31, 2009 and 2008, respectively.  The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	March 31,
	2009	2008
Balance at beginning of year	$90	$90
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(21)	-
Settlements	(69)	-
Balance end or year	$-	$90

The Company has a capital loss carry forward of $2.0 million, which expires in 2010.  Utilization of this loss is subject to certain limitations of the Internal Revenue Code.  Management expects to utilize this capital loss carry forward prior to expiration. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.  No valuation allowance for deferred tax assets was deemed necessary at March 31, 2009 or 2008 based upon the Company’s anticipated future ability to generate taxable income from operations.

15.	EMPLOYEE BENEFITS PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee’s elective contribution up to 4% of the employee’s compensation. Company expenses related to the Plan for the years ended March 31, 2009, 2008 and 2007 were $432,000, $455,000 and $409,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received.  Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 6.19%, 7.57% and 7.51% for the years ended March 31, 2009, 2008 and 2007, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2009 and 2008, the Company’s aggregate liability under the plan was $1.7 million and $1.8 million, respectively.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”).  The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board.  Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees.  Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At March 31, 2009, there were options for 198,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below.  The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted 38,500 and 20,000 stock options during the years ended March 31, 2009 and 2008, respectively. No options were granted during the year ended March 31, 2007.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2009	2.99%	6.25	20.20%	2.77%
Fiscal 2008	4.32%	6.25	15.13%	3.06%

The weighted average grant-date fair value of fiscal years 2009 and 2008 awards were $1.09 and $2.07, respectively.  As of March 31, 2009, unrecognized compensation cost related to nonvested stock options totaled $38,000.  The Company recognized pre-tax compensation expense related to stock options of $38,000, $34,000 and $39,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

The following table presents the activity related to options under all plans for the periods indicated.

	Year Ended March 31,
	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	424,972	$11.02	526,192	$10.41	755,846	$9.68
Grants	38,500	6.30	20,000	13.42	-	-
Options exercised	(10,000)	4.70	(95,620)	7.68	(212,054)	7.79
Forfeited	(48,000)	11.71	(25,600)	12.69	(17,600)	10.65
Expired	(33,776)	6.88	-	-	-	-
Balance, end of period	371,696	$10.99	424,972	$11.02	526,192	$10.41

Additional information regarding options outstanding as of March 31, 2009 is as follows:

		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$4.03 - $6.16	6.20	55,996	$5.93	19,996	$5.50
$6.51 - $6.88	3.10	20,000	6.76	20,000	6.76
$7.49 - $9.51	4.46	33,700	8.45	31,700	8.48
$10.10 - $10.83	6.00	33,000	10.26	27,200	10.24
$12.98 - $14.52	7.04	229,000	13.07	220,000	13.02
	6.38	371,696	$10.99	318,896	$11.46

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2009	Year Ended March 31, 2008
Stock options fully vested and expected to vest:
Number	368,271	422,572
Weighted average exercise price	$11.01	$11.02
Aggregate intrinsic value (1)	$-	$(437,882)
Weighted average contractual term of options (years)	6.33	6.82
Stock options fully vested and currently exercisable:
Number	318,896	397,372
Weighted average exercise price	$11.46	$10.94
Aggregate intrinsic value (1)	$-	$(382,675)
Weighted average contractual term of options (years)	5.93	6.31

(1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

The total intrinsic value of stock options exercised was $31,000, $613,000 and $1.7 million for the years ended March 31, 2009, 2008 and 2007, respectively.

16.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $43,000, $414,000 and $274,000 for years ended March 31, 2009, 2008 and 2007, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2006	$3,955,000	295,596	666,988	962,584
Allocation December 31, 2006		(24,633)	24,633	-
Balance, March 31, 2007	$4,319,000	270,963	691,621	962,584
Allocation December 31, 2007		(24,633)	24,633	-
Balance, March 31, 2008	$2,458,000	246,330	716,254	962,584
Allocation December 31, 2008		(24,633)	24,633	-
Balance, March 31, 2009	$858,000	221,697	740,887	962,584

17.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s Board authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997.  No preferred shares were issued or outstanding at March 31, 2009 or 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2009.

As of March 31, 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). In January 2009, the Company entered into a Memorandum of Understanding (“MOU”) with the OTS which requires, among other things, the Bank to develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) ratio of 8% and a minimum Total Risk-Based Capital ratio of 12%.  These higher capital requirements will remain in effect until the MOU is terminated.  At March 31, 2009, the Bank’s Leverage ratio was 9.50% and its Total Risk-Based Capital ratio was 11.46%.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,654	11.46%	$66,080	8.0%	$82,599	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,300	10.21	33,040	4.0	49,560	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,300	9.50	35,502	4.0	44,377	5.0
Tangible Capital:
(To Tangible Assets)	84,300	9.50	13,313	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital:
(To Risk-Weighted Assets)	$88,806	10.99%	$64,627	8.0%	$80,784	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,021	9.78	32,314	4.0	48,470	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,021	9.29	25,530	3.0	42,550	5.0
Tangible Capital:
(To Tangible Assets)	79,021	9.29	12,765	1.5	N/A	N/A

At periodic intervals, the OTS and the FDIC routinely examine the Company’s Consolidated Financial Statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2009 Consolidated Financial Statements.

At March 31, 2009, the Company had 125,000 shares of its outstanding common stock available for repurchase under the June 21, 2007 Board approved stock repurchase plan of 750,000 shares.  The following table summarizes the Company’s common stock repurchased in each of the following periods (dollars in thousands):

	Shares	Value
2009	-	$-
2008	875,000	$12,643
2007	-	$-

18.	EARNINGS PER SHARE

Basic earning per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes

until they are committed to be released.   For the years ended March 31, 2009 and 2008, stock options for 384,964 and 15,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Years Ended March 31,
	2009	2008	2007
Basic EPS computation:
Numerator-net income (loss)	$(2,650,000)	$8,644,000	$11,606,000
Denominator-weighted average common shares outstanding	10,693,795	10,915,271	11,312,847
Basic EPS	$(0.25)	$0.79	$1.03
Diluted EPS computation:
Numerator-net income (loss)	$(2,650,000)	$8,644,000	$11,606,000
Denominator-weighted average common shares outstanding	10,693,795	10,915,271	11,312,847
Effect of dilutive stock options	-	91,402	203,385
Weighted average common shares
and common stock equivalents	10,693,795	11,006,673	11,516,232
Diluted EPS	$(0.25)	$0.79	$1.01

19.	FAIR VALUE MEASUREMENT

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

The following tables presents assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at March 31, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$8,490	$-	$7,346	$1,144
Mortgage-backed securities available for sale	4,066	-	4,066	-

Total recurring assets measured at fair value	$12,556	$-	$11,412	$1,144

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2009 (in thousands).

For the Year Ended
March 31, 2009

Available for sale securities

Balance at March 31, 2008	$-
Transfers in to Level 3	4,612
Included in earnings (1)	(3,414)
Included in other comprehensive income (2)	(54)
Balance at March 31, 2009	$1,144

(1) Included in other non-interest income
(2) Includes the reversal of previously recorded OTTI

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available.  If quoted market prices for identical securities are not available then fair values are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics.  Our Level 3 assets consist of a single pooled trust preferred security.  Due to the inactivity in the market for these types of securities, the Company determined the security is classified within Level 3 of the fair value hierarchy, and believes that significant unobservable inputs are required to determine the security’s fair value at the measurement date.  The Company determined that an income approach valuation technique was most representative of the security’s fair value.  Significant assumptions used by the Company as part of the income approach include selecting an appropriate discount rate, expected default rate and estimated repayment dates.  In selecting its assumptions, the Company considered all available market information that could be obtained without undue cost or effort, and considered the unique characteristics of the trust preferred security by assessing the available market information and the various risks associated with the security including: valuation estimates provided by third party pricing services; relevant reports issued by analyst and credit rating agencies; level of interest rates and any movement in pricing for credit and other risks; information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, nonperforming asset, etc; and other relevant observable inputs.

The following table presents assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at March 31, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$24,389	$-	$-	$24,389
Real estate owned	14,171	-	-	14,171
Total nonrecurring assets measured at fair value	$38,560	$-	$-	$38,560

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impairment was measured by management based on a number of factors, including recent independent appraisals which were further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  A significant portion of the Company’s impaired loans is measured using the estimated fair market value of the collateral less estimated costs to sell.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.  The increase in loans identified for impairment is primarily due to the further deterioration of market conditions and the resulting decline in real estate values, which has specifically impacted many builder and developers.  As of March 31, 2009, the Company evaluated $28.7 million of impaired loans.  The $24.4 million fair market value of impaired loans represents the $28.7 million in impaired loan balances, net of a $4.3 million specific allowance. The Company has categorized its impaired loans as Level 3.  The impaired loans were comprised of two commercial loans totaling $4.3 million, two land development loans totaling $3.9 million and seven speculative construction loans totaling $20.5 million.

Real estate owned – The Company’s REO is initially recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Fair value was generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Estimated costs to sell REO were based on standard market factors.  The valuation of REO is subject to significant external and internal judgment.  Management periodically reviews REO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  The Company has categorized its REO as Level 3.  As a result of the continued deterioration in the appraised values of its REO, as evidenced by current market conditions, the Company took additional write-downs of $100,000 through a charge to earnings for the year ended March 31, 2009.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$19,199	$19,199	$36,439	$36,439
Investment securities held to maturity	529	552	-	-
Investment securities available for sale	8,490	8,490	7,487	7,487
Mortgage-backed securities held to maturity	570	572	885	892
Mortgage-backed securities available for sale	4,066	4,066	5,338	5,338
Loans receivable, net	784,117	733,436	756,538	775,454
Loans held for sale	1,332	1,332	-	-
Mortgage servicing rights	468	929	302	973

Liabilities:
Demand – savings deposits	392,389	392,389	401,320	401,320
Time deposits	277,677	281,120	265,680	268,747

FHLB advances	37,850	37,869	92,850	92,745
FRB advances	85,000	84,980	-	-
Junior subordinated debentures	22,681	12,702	22,681	15,734

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

Loans Receivable and Loans Held for Sale – For the year ended March 31, 2009, due to the illiquid market for loans sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories.

For the year ended March 31, 2008, loans were priced using a discounted cash flow method.  The discount rate used was the rate currently offered on similar products, risk adjusted for credit concerns or dissimilar characteristics.  For variable rate loans that reprice frequently and have no significant change in credit, fair values were based on the carrying values.

Mortgage Servicing Rights - The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2009, the MSRs fair value totaled $929,000 which was estimated using a range of prepayment speed assumptions values that ranged from 160 to 716.

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

Federal Reserve Bank Advances - The fair value for FRB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FRB.

Junior Subordinated Debentures - The fair value of junior subordinated debentures was based on the discounted cash flow method. The discount rate was estimated using rates currently available for the junior subordinated debentures.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2009 and 2008. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

21.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions.  Collateral is not required to support commitments.

At March 31, 2009, the Company had outstanding commitments to extend credit totaling $7.2 million, unused lines of credit totaling $93.8 million and undisbursed construction loans totaling $22.2 million.

The allowance for unfunded loan commitments was $296,000 at March 31, 2009.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2009 and 2008, standby letters of credit totaled $1.8 million and $2.3 million, respectively.

At March 31, 2009, the Company had firm commitments to sell $1.3 million of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  As of March 31, 2009, loans under warranty totaled $108.9 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the Consolidated Financial Statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2009, 2008 and 2007.

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees which provide for contingent payment subject to future events.

22.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2009 AND 2008
(Dollars in thousands)	2009	2008
ASSETS
Cash (including interest earning accounts of $1,073 and $8,269)	$1,105	$8,295
Investment in the Bank	108,967	105,731
Other assets	1,352	2,318
TOTAL ASSETS	$111,424	$116,344
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$68	$106
Deferred income taxes	12	12
Borrowings	22,681	22,681
Dividend payable	-	960
Shareholders' equity	88,663	92,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,424	$116,344

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007
(Dollars in thousands)	2009	2008	2007
INCOME:
Dividend income from Bank	$-	$6,386	$7,907
Interest on investment securities and other short-term investments	114	468	172
Interest on loan receivable from the Bank	86	94	126
Total income	200	6,948	8,205
EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,656	1,636	815
Total expense	1,799	1,779	958
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,599)	5,169	7,247
BENEFIT FOR INCOME TAXES	(544)	(426)	(231)
INCOME (LOSS) OF PARENT COMPANY	(1,055)	5,595	7,478
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(1,595)	3,049	4,128
NET INCOME (LOSS)	$(2,650)	$8,644	$11,606

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

(Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,650)	$8,644	$11,606
Adjustments to reconcile net income cash provided by operating activities:
Equity in undistributed (earnings) loss of the Bank	1,595	(3,049)	(4,128)
Provision for deferred income taxes	-	34	13
Earned ESOP shares	43	414	274
Changes in assets and liabilities, net of acquisition
Other assets	965	(445)	(724)
Accrued expenses and other liabilities	(87)	(535)	(376)
Net cash provided (used) by operating activities	(134)	5,063	6,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiary	(4,750)	-	-
Net cash used in investing activities	(4,750)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,402)	(4,740)	(4,289)
Proceeds from subordinated debentures	-	15,000	-
Repurchase of common stock	-	(12,643)	-
Proceeds from exercise of stock options	96	708	880
Net cash used by financing activities	(2,306)	(1,675)	(3,409)
NET INCREASE (DECREASE) IN CASH	(7,190)	3,388	3,256
CASH, BEGINNING OF YEAR	8,295	4,907	1,651
CASH, END OF YEAR	$1,105	$8,295	$4,907

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2009:
Interest income	$12,383	$13,172	$13,729	$13,566
Interest expense	4,096	4,801	5,087	5,199
Net interest income	8,287	8,371	8,642	8,367
Provision for loan losses	5,000	1,200	7,200	2,750
Non-interest income	2,759	1,902	(1,313)	2,182
Non-interest expense	6,977	6,907	6,708	6,667
Income before income taxes	(931)	2,166	(6,579)	1,132
Provision (benefit) for income taxes	(211)	691	(2,381)	339
Net income (loss)	$(720)	$1,475	$(4,198)	$793
Basic earnings (loss) per share (1)	$(0.07)	$0.14	$(0.39)	$0.07
Diluted earnings (loss) per share	$(0.07)	$0.14	$(0.39)	$0.07
Fiscal 2008:
Interest income	$14,608	$15,336	$15,314	$15,424
Interest expense	6,036	6,478	6,620	6,596
Net interest income	8,572	8,858	8,694	8,828
Provision for loan losses	1,800	650	400	50
Non-interest income	2,214	2,150	2,216	2,302
Non-interest expense	7,168	7,011	6,831	6,781
Income before income taxes	1,818	3,347	3,679	4,299
Provision for income taxes	656	1,134	1,249	1,460
Net income	$1,162	$2,213	$2,430	$2,839
Basic earnings per share (1)	$0.11	$0.21	$0.22	$0.25
Diluted earnings per share	$0.11	$0.21	$0.22	$0.25
(1)	Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2009, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of the end of the period covered by this report.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting met those criteria.

The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has audited the Company’s internal control over financial reporting as of March 31, 2009, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2009 of the Company and our report dated June 12, 2009 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Portland, Oregon
June 12, 2009

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2009 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.  Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Paul L. Runyan and Jerry C. Olson.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards.  The Company’s Board of Directors has Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC’s regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption  "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	214,000	$12.98	198,154
1998 Stock Option Plan	157,696	8.30	-

Equity compensation plans not approved by security holders:	-	-	-

Total	371,696		198,154

Item 13.  Certain Relationships and Related Transactions; and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements
See "Part II - Item 8. Financial Statements and Supplementary Data."

2.	Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
	10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
	10.3	Employee Severance Compensation Plan (3)
	10.4	Employee Stock Ownership Plan (4)
	10.5	1998 Stock Option Plan (5)
	10.6	2003 Stock Option Plan (6)
	10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.9	Deferred Compensation Plan
	11	Statement of recomputation of per share earnings (See Note 18 of Notes to Consolidated Financial Statements contained herein.)
	21	Subsidiaries of Registrant (8)
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date: June 9, 2009
	By:	/s/ Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/Ronald A. Wysaske
	Patrick Sheaffer		Ronald A. Wysaske
	Chairman of the Board and		President and Chief Operating Officer
	Chief Executive Officer		Director
(Principal Executive Officer)

Date:	June 9, 2009	Date:	June 9, 2009

By:	/s/ Kevin J. Lycklama	By:	/s/ Paul L. Runyan
	Kevin J. Lycklama		Paul L. Runyan
	Senior Vice President and		Vice Chairman of the Board and
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date:	June 9, 2009	Date:	June 9, 2009

By:	/s/Gary R. Douglass	By:	/s/Edward R. Geiger
	Gary R. Douglass		Edward R. Geiger
	Director		Director

Date:	June 9, 2009	Date:	June 9, 2009

By:	/s/Michael D. Allen	By:	/s/Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	June 9, 2009	Date:	June 9, 2009

EXHIBIT INDEX

Exhibit 10.9	Deferred Compensation Plan

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:  June 9, 2009                                                        /S/ Patrick Sheaffer
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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:  June 9, 2009                                                      /S/ Kevin J. Lycklama
                                                                                            Kevin J. Lycklama
                                                                                            Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned herby certifies in his capacity as an officer of Riverview Bancorp, Inc. (the “Company”) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 and in connection with this Annual Report on Form 10-K that:

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
Patrick Sheaffer                                                                                         Kevin J. Lycklama
Chief Executive Officer                                                                            Chief Financial Officer

Dated: June 9, 2009                                                                                   Dated: June 9, 2009