Form 10-Q
period 2009-06-30
RIVERVIEW BANCORP INC
filed 2009-08-06
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes __    No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 10,923,773 shares outstanding as of August 5, 2009.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009	1

	Consolidated Statements of Income Three Months Ended June 30, 2009 and 2008	2

	Consolidated Statements of Equity Year Ended March 31, 2009 and the Three Months Ended June 30, 2009	3

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5-16

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4:	Controls and Procedures	30

Part II.	Other Information	31-32

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES
Certifications		33
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND MARCH 31, 2009

(In thousands, except share and per share data) (Unaudited)	June 30, 2009	March 31, 2009
ASSETS
Cash (including interest-earning accounts of $25,275 and $6,405)	$43,868	$19,199
Loans held for sale	180	1,332
Investment securities held to maturity, at amortized cost (fair value of $532 and $552)	523	529
Investment securities available for sale, at fair value (amortized cost of $15,937 and $11,244)	13,349	8,490
Mortgage-backed securities held to maturity, at amortized cost (fair value of $484 and $572)	479	570
Mortgage-backed securities available for sale, at fair value (amortized cost of $3,623 and $3,991)	3,701	4,066
Loans receivable (net of allowance for loan losses of $17,776 and $16,974)	760,283	784,117
Real estate and other personal property owned	16,012	14,171
Prepaid expenses and other assets	2,964	2,518
Accrued interest receivable	2,966	3,054
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	19,187	19,514
Deferred income taxes, net	8,116	8,209
Mortgage servicing rights, net	545	468
Goodwill	25,572	25,572
Core deposit intangible, net	395	425
Bank owned life insurance	14,900	14,749
TOTAL ASSETS	$920,390	$914,333

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$649,068	$670,066
Accrued expenses and other liabilities	6,315	6,700
Advanced payments by borrowers for taxes and insurance	190	360
Federal Home Loan Bank advances	5,000	37,850
Federal Reserve Bank advances	145,000	85,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,640	2,649
Total liabilities	830,894	825,306
COMMITMENTS AND CONTINGENCIES (See Note 15)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2009 – 10,923,773 issued and outstanding	109	109
March 31, 2009 – 10,923,773 issued and outstanding
Additional paid-in capital	46,872	46,866
Retained earnings	44,665	44,322
Unearned shares issued to employee stock ownership trust	(876)	(902)
Accumulated other comprehensive loss	(1,656)	(1,732)
Total shareholders’ equity	89,114	88,663

Noncontrolling interest	382	364
Total equity	89,496	89,027
TOTAL LIABILITIES AND EQUITY	$920,390	$914,333

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended
	June 30,
(In thousands, except share and per share data) (Unaudited)	2009	2008
INTEREST INCOME:
Interest and fees on loans receivable	$11,710	$13,324
Interest on investment securities – taxable	98	56
Interest on investment securities – non-taxable	32	32
Interest on mortgage-backed securities	40	61
Other interest and dividends	14	93
Total interest and dividend income	11,894	13,566

INTEREST EXPENSE:
Interest on deposits	2,694	4,106
Interest on borrowings	520	1,093
Total interest expense	3,214	5,199
Net interest income	8,680	8,367
Less provision for loan losses	2,350	2,750
Net interest income after provision for loan losses	6,330	5,617

NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(279)	-
Portion of losses recognized in other comprehensive income	21	-
Net impairment losses recognized in earnings	(258)	-

Fees and service charges	1,244	1,210
Asset management fees	509	624
Net gain on sale of loans held for sale	401	52
Bank owned life insurance	151	146
Other	56	150
Total non-interest income	2,103	2,182

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,875	3,884
Occupancy and depreciation	1,233	1,233
Data processing	240	199
Amortization of core deposit intangible	30	35
Advertising and marketing expense	159	181
FDIC insurance premium	695	114
State and local taxes	149	175
Telecommunications	116	124
Professional fees	304	202
Other	1,187	520
Total non-interest expense	7,988	6,667

INCOME BEFORE INCOME TAXES	445	1,132
PROVISION FOR INCOME TAXES	102	339
NET INCOME	$343	$793

Earnings per common share:
Basic	$0.03	$0.07
Diluted	0.03	0.07
Weighted average number of shares outstanding:
Basic	10,711,313	10,677,999
Diluted	10,711,313	10,698,292

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED MARCH 31, 2009
AND THE THREE MONTHS ENDED JUNE 30, 2009

	Common Stock		Additional		Unearned Shares Issued to Employee Stock	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Ownership Trust	Comprehensive Loss	Noncontrolling Interest	Total

Balance April 1, 2008	10,913,773	$109	$46,799	$46,871	$(976)	$(218)	$292	$92,877

Cash dividends ($0.135 per share)	-	-	-	(1,441)	-	-	-	(1,441)
Exercise of stock options	10,000	-	96	-	-	-	-	96
Earned ESOP shares	-	-	(31)	-	74	-	-	43
Cumulative effect of adopting FSP FAS 115-2	-	-	-	1,542	-	(1,542)	-	-
Tax benefit, stock options	-	-	2	-	-	-	-	2
	10,923,773	109	46,866	46,972	(902)	(1,760)	292	91,577

Comprehensive loss:
Net loss	-	-	-	(2,650)	-	-	-	(2,650)
Other comprehensive loss, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	28	-	28
Noncontrolling interest	-	-	-	-	-	-	72	72
Total comprehensive loss	-	-	-	-	-	-	-	(2,550)

Balance March 31, 2009	10,923,773	109	46,866	44,322	(902)	(1,732)	364	89,027

Stock based compensation expense			12		-	-	-	12
Earned ESOP shares	-	-	(6)	-	26	-	-	20
	10,923,773	109	46,872	44,322	(876)	(1,732)	364	89,059
Comprehensive loss:
Net income	-	-	-	343	-			343
Other comprehensive income, net of tax:
Unrealized holding gain on securities
available for sale	-	-	-	-	-	76	-	76
Noncontrolling interest	-	-	-	-	-	-	18	18
Total comprehensive income								437

Balance June 30, 2009	10,923,773	$109	$46,872	$44,665	$(876)	$(1,656)	$382	$89,496

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands) (Unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$343	$793
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	595	561
Mortgage servicing rights valuation adjustment	1	(6)
Provision for loan losses	2,350	2,750
Noncash expense (income) related to ESOP	20	(40)
Increase (decrease) in deferred loan origination fees, net of amortization	(83)	259
Origination of loans held for sale	(13,990)	(2,449)
Proceeds from sales of loans held for sale	15,243	2,451
Stock based compensation expense	12	-
Excess tax benefit from stock based compensation	-	(11)
Writedown of real estate owned	305	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(32)	(39)
Income from bank owned life insurance	(151)	(146)
Changes in assets and liabilities:
Prepaid expenses and other assets	(434)	184
Accrued interest receivable	88	356
Accrued expenses and other liabilities	(358)	(614)
Net cash provided by operating activities	3,909	4,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	17,385	(10,322)
Principal repayments on investment securities available for sale	37	37
Principal repayments on investment securities held to maturity	6	-
Purchase of investment securities available for sale	(4,988)	-
Purchase of investment securities held to maturity	-	(536)
Principal repayments on mortgage-backed securities available for sale	367	369
Principal repayments on mortgage-backed securities held to maturity	92	123
Purchase of premises and equipment and capitalized software	(222)	(143)
Proceeds from sale of real estate owned and premises and equipment	2,110	98
Net cash provided by (used in) investing activities	14,787	(10,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(20,998)	(37,593)
Dividends paid	-	(960)
Proceeds from borrowings	377,000	229,010
Repayment of borrowings	(349,850)	(192,100)
Principal payments under capital lease obligation	(9)	(9)
Net decrease in advance payments by borrowers	(170)	(265)
Excess tax benefit from stock based compensation	-	11
Proceeds from exercise of stock options	-	63
Net cash provided by (used in) financing activities	5,973	(1,843)
NET INCREASE (DECREASE) IN CASH	24,669	(8,168)
CASH, BEGINNING OF PERIOD	19,199	36,439
CASH, END OF PERIOD	$43,868	$28,271
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,218	$5,338
Income taxes	28	10

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$4,356	$255
Dividends declared and accrued in other liabilities	-	961
Fair value adjustment to securities available for sale	169	(627)
Income tax effect related to fair value adjustment	(93)	227
Premises and equipment purchases included in accounts payable	11	20

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2009 (“2009 Form 10-K”). The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2010. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company reclassified its noncontrolling interest for 2009 to conform with the 2010 presentation.

We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events, which would require further disclosure.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2009, there were options for 200,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2009		Year Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	371,696	$10.99	424,972	$11.02
Grants	-	-	38,500	6.30
Options exercised	-	-	(10,000)	4.70
Forfeited	(8,000)	10.82	(48,000)	11.71
Expired	-	-	(33,776)	6.88
Balance, end of period	363,696	$10.99	371,696	$10.99

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2009	Year Ended March 31, 2009
Intrinsic value of options exercised in the period	$-	$31,000
Stock options fully vested and expected to vest:
Number	360,271	368,271
Weighted average exercise price	$11.01	$11.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.10	6.33
Stock options fully vested and currently exercisable:
Number	313,196	318,896
Weighted average exercise price	$11.48	$11.46
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.71	5.93

(1)  The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2009 and 2008 was approximately $12,000 and $5,000, respectively.  As of June 30, 2009, there was approximately $25,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through May 2012.

The Company recognizes compensation expense for stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the three months ended June 30, 2008, the Company granted 2,500 stock options.  The weighted average fair value of stock options granted during the three months ended June 30, 2008 was $1.32 per option.  There were no stock options granted for the three months ended June 30, 2009.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2009	3.89%	6.25	16.95%	2.86%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options.  In accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2009 and 2008, stock options for 368,000 and 282,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2009	2008
Basic EPS computation:
Numerator-net income	$343,000	$793,000
Denominator-weighted average common shares outstanding	10,711,313	10,677,999
Basic EPS	$0.03	$0.07
Diluted EPS computation:
Numerator-net income	$343,000	$793,000
Denominator-weighted average common shares outstanding	10,711,313	10,677,999
Effect of dilutive stock options	-	20,293
Weighted average common shares
and common stock equivalents	10,711,313	10,698,292
Diluted EPS	$0.03	$0.07

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Municipal bonds	$523	$9	$-	$532

March 31, 2009
Municipal bonds	$529	$23	$-	$552

The contractual maturities of investment securities held to maturity are as follows (in thousands):
June 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	523	532
Due after ten years	-	-
Total	$523	$532

The amortized cost and  fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Trust preferred	$3,719	$-	$(2,596)	$1,123
Agency securities	9,988	5	(11)	9,982
Municipal bonds	2,230	14	-	2,244
Total	$15,937	$19	$(2,607)	$13,349

March 31, 2009
Trust preferred	$3,977	$-	$(2,833)	$1,144
Agency securities	5,000	54	-	5,054
Municipal bonds	2,267	25	-	2,292
Total	$11,244	$79	$(2,833)	$8,490

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$530	$536
Due after one year through five years	9,988	9,982
Due after five years through ten years	620	628
Due after ten years	4,799	2,203
Total	$15,937	$13,349

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $1.8 million and a fair value of $1.8 million at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Trust preferred	$-	$-	$1,123	$(2,596)	$1,123	$(2,596)
Agency securities	4,977	(11)	-	-	4,977	(11)
Total	$4,977	$(11)	$1,123	$(2,596)	$6,100	$(2,607)

March 31, 2009
Trust preferred	$-	$-	$1,144	$(2,833)	$1,144	$(2,833)

During the quarter ended June 30, 2009, the Company recognized a $258,000 non-cash other than temporary impairment (“OTTI”) charge on the above trust preferred investment security.  Management concluded that the decline of the estimated fair value below the Company’s cost was other than temporary and recorded a credit loss of $258,000 through non-interest income. The Company determined the remaining decline in value was not related to specific credit deterioration.  The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above agency securities are primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these agency securities to recover as the agency securities approach their maturity dates or sooner if market yields for such securities decline.  The Company does not believe that any of the agency securities are impaired due to reasons of credit quality or related to any company or industry specific event.  Based on management’s evaluation and intent, none of the unrealized losses related to the agency securities in this table are considered other than temporary.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$260	$2	$-	$262
FHLMC mortgage-backed securities	93	1	-	94
FNMA mortgage-backed securities	126	2	-	128
Total	$479	$5	$-	$484

March 31, 2009
Real estate mortgage investment conduits	$348	$-	$-	$348
FHLMC mortgage-backed securities	94	1	-	95
FNMA mortgage-backed securities	128	1	-	129
Total	$570	$2	$-	$572

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4	4
Due after five years through ten years	6	6
Due after ten years	469	474
Total	$479	$484

Mortgage-backed securities held to maturity with an amortized cost of $349,000 and $438,000 and a fair value of $351,000 and $439,000 at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $109,000 and $110,000 and a fair value of $111,000 at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$633	$14	$-	$647
FHLMC mortgage-backed securities	2,924	62	-	2,986
FNMA mortgage-backed securities	66	2	-	68
Total	$3,623	$78	$-	$3,701

March 31, 2009
Real estate mortgage investment conduits	$673	$12	$-	$685
FHLMC mortgage-backed securities	3,249	61	-	3,310
FNMA mortgage-backed securities	69	2	-	71
Total	$3,991	$75	$-	$4,066

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,925	2,986
Due after five years through ten years	276	289
Due after ten years	422	426
Total	$3,623	$3,701

Mortgage-backed securities available for sale with an amortized cost of $3.6 million and $3.9 million and a fair value of $3.6 million and $4.0 million at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.  Mortgage-backed securities available for sale with an amortized cost of $63,000 and $66,000 and a fair value of $65,000 and $68,000 at June 30, 2009 and March 31, 2009, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2009	March 31, 2009
Commercial and construction
Commercial business	$127,366	$127,150
Other real estate mortgage	437,590	447,652
Real estate construction	123,505	139,476
Total commercial and construction	688,461	714,278

Consumer
Real estate one-to-four family	86,686	83,762
Other installment	2,912	3,051
Total consumer	89,598	86,813

Total loans	778,059	801,091

Less: Allowance for loan losses	17,776	16,974
Loans receivable, net	$760,283	$784,117
The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2009 and March 31, 2009, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008

Beginning balance	$16,974	$10,687
Provision for losses	2,350	2,750
Charge-offs	(1,599)	(348)
Recoveries	51	18
Ending balance	$17,776	$13,107

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008

Beginning balance	$296	$337
Net change in allowance for unfunded loan commitments	(20)	(38)
Ending balance	$276	$299

Loans on which the accrual of interest has been discontinued were $41.1 million and $27.4 million at June 30, 2009 and March 31, 2009, respectively. Interest income foregone on non-accrual loans was $804,000 and $394,000 during the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and March 31, 2009, impaired loans were $42.2 million and $28.7 million, respectively. At June 30, 2009 and March 31, 2009, $39.6 million and $25.0 million, respectively, of impaired loans had specific valuation allowances of $5.1 million and $4.3 million, respectively, while $2.6 million and $3.7 million, respectively, did not require a specific reserve.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $35.4 million and $24.3 million during the three months ended June 30, 2009 and the year ended March 31, 2009, respectively. The related amount of interest income recognized on loans that were impaired was $44,000 and $135,000 during the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009, there were no loans 90 days past due and still accruing interest.  At March 31, 2009, loans 90 days past due and still accruing interest were $187,000.

9.	FEDERAL HOME LOAN BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	June 30, 2009	March 31, 2009
Federal Home Loan Bank advances	$5,000	$37,850
Weighted average interest rate:	0.81%	2.02%

The FHLB borrowings at June 30, 2009 consisted of a single $5.0 million fixed rate advance, which is scheduled to mature during the 2010 fiscal year.

10.	FEDERAL RESERVE BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	June 30, 2009	March 31, 2009
Federal Reserve Bank of San Francisco advances	$145,000	$85,000
Weighted average interest rate:	0.25%	0.25%

The Federal Reserve Bank of San Francisco (“FRB”) borrowings at June 30, 2009 consisted of two fixed rate advances of $85.0 million and $60.0 million, respectively. These advances are scheduled to mature during the 2010 fiscal year.

11.	JUNIOR SUBORDINATED DEBENTURE

At June 30, 2009, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section at June 30, 2009, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2009 and March 31, 2009, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at June 30, 2009 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.99%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at June 30, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,123	$-	$-	$1,123
Agency securities	9,982	-	9,982	-
Municipal bonds	2,244	-	2,244	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	647	-	647	-
FHLMC mortgage-backed securities	2,986	-	2,986	-
FNMA mortgage-backed securities	68	-	68	-
Total recurring assets measured at fair value	$17,050	$-	$15,927	$1,123

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2009 (in thousands).  There were no transfers of assets in to Level 3 for the three months ended June 30, 2009.

For the Three
Months Ended
June 30, 2009
Available for sale securities

Balance at March 31, 2009	$1,144
Transfers in to Level 3	-
Included in earnings (1)	(258)
Included in other comprehensive income (2)	237
Balance at June 30, 2009	$1,123

(1) Included in other non-interest income
(2) Reversal of previously recorded unrealized loss

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active for market identical assets are available.  The fair value of investment securities included in Level 2 are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics.  Our Level 3 assets consist of a single pooled trust preferred security.  Due to the inactivity in the market for these types of securities, the Company determined the security is classified within Level 3 of the fair value hierarchy, and believes that significant unobservable inputs are required to determine the security’s fair value at the measurement date.  The Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was most representative of the security’s fair value.  Management used significant unobservable inputs that reflect its assumptions of what a market participant would use to price this security as of June 30, 2009.  Significant assumptions used by the Company as part of the income approach include selecting an appropriate discount rate, expected default rate and repayment assumptions.  We estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity.  We estimated the default rates and repayment assumptions based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.  In selecting its assumptions, the Company considered all available market information that could be obtained without undue cost or effort.

The following table presents assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at June 30, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$15,191	$-	$-	$15,191
Real estate owned	5,465	-	-	5,465
Total nonrecurring assets measured at fair value	$20,656	$-	$-	$20,656

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impairment was measured by management based on a number of factors, including recent independent appraisals which were further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. A significant portion of the Company’s impaired loans is measured using the estimated fair market value of the collateral less estimated costs to sell.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral. The increase in loans identified for impairment is primarily due to the further deterioration of market conditions and the resulting decline in real estate values, which has specifically impacted many builders and developers. As of June 30, 2009, the Company had $42.2 million of impaired loans. The impaired loans were comprised of nine commercial business loans totaling $7.8 million, eight land development loans totaling $11.2 million, and six speculative construction loans totaling $23.2 million. The $15.2 million fair market value represents thirteen loans that were remeasured for impairment during the quarter. The balance of these loans was $17.1 million and had specific allowances totaling $1.9 million. The Company has categorized its impaired loans as Level 3.

Real estate owned – The Company’s real estate owned (“REO”) is initially recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Fair value was generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Estimated costs to sell REO were based on standard market factors.  The valuation of REO is subject to significant external and internal judgment.  Management periodically reviews REO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  The Company has categorized its REO as Level 3.  As a result of the continued deterioration in the appraised values of its REO, as evidenced by current market conditions, the Company took additional write-downs of $305,000 through a charge to earnings for the three months ended June 30, 2009.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard also requires additional disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary.   SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company has incorporated the guidance into preparing the Consolidated Financial Statements as of June 30, 2009, including retrospectively restating prior periods to conform to the requirements of SFAS No. 160.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  FAS 115-2 provides for the bifurcation of OTTI into: (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income.  The Company elected to early adopt this FSP effective January 1, 2009 and has incorporated the guidance into preparing the Consolidated Financial Statements as of June 30, 2009.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and accordingly, if quoted market prices may not be indicative of fair value and also re-emphasizes that the objective of a fair value measurement remains an exit price. The Company elected to early adopt FSP 157-4 for the year ended March 31, 2009.  The adoption of FSP 157-4 did not have a material affect on the financial position or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP is designed to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Company elected to early adopt this FSP for the year ended March 31, 2009.  The adoption of the FSP did not have a material affect on the financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of this Statement did not have a material affect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for periods ending after November 15, 2009. Management is currently evaluating the potential impact of SFAS No. 166 on the Company’s financial position, results of operations and cash flows.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2009		March 31, 2009
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$43,868	$43,868	$19,199	$19,199
Investment securities held to maturity	523	532	529	552
Investment securities available for sale	13,349	13,349	8,490	8,490
Mortgage-backed securities held to maturity	479	484	570	572
Mortgage-backed securities available for sale	3,701	3,701	4,066	4,066
Loans receivable, net	760,283	695,393	784,117	733,436
Loans held for sale	180	180	1,332	1,332
Mortgage servicing rights	545	745	468	929

Liabilities:
Demand – savings deposits	395,307	395,307	392,389	392,389
Time deposits	253,761	257,901	277,677	281,120

FHLB advances	5,000	5,003	37,850	37,869
FRB advances	145,000	144,969	85,000	84,980
Junior subordinated debentures	22,681	13,781	22,681	12,702

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below.

Cash - Fair value approximates the carrying amount.

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes, where available.  The fair value of the trust preferred investment was determined using a discounted cash flow method.

Loans Receivable and Loans Held for Sale – At June 30, 2009 and March 31, 2009, because of the illiquid market for loans sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories.

Mortgage Servicing Rights - The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At June 30, 2009, the MSRs fair value totaled $745,000, which was estimated using a range of prepayment speed assumptions values that ranged from 203 to 1182.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of June 30, 2009 and March 31, 2009. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At June 30, 2009, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$7,405
Fixed-rate	1,610
Standby letters of credit	1,411
Undisbursed loan funds, and unused lines of credit	104,548
Total	$114,974

At June 30, 2009, the Company had firm commitments to sell $180,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2009, loans under warranty totaled $113.1 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other portions of this report contain statements that the Company believes are  “forward-looking statements.”  These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. You should not place undue reliance on these statements, as they are subject to risks and uncertainties. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision (“OTS”) and our bank subsidiaries by the OTS or Federal Deposit Insurance Corporation (“FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets or increase our capital; our ability to comply with agreements entered into with the OTS or FDIC, including the recent Memorandum of Understanding (“MOU” or “the agreement”) entered into with the OTS; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its 2009 Form 10-K.

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2009 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2009 Form 10-K.

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Recent Developments

In January 2009, the Bank entered into a MOU with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of June 30, 2009, the Bank’s leverage ratio was 9.50% (1.50% over the new required minimum) and its risk-based capital ratio was 11.91% (0.09% less than the new required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan (once achieved); (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses (ALLL); (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) develop a written comprehensive plan, that is acceptable to the OTS, to reduce classified assets; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

The Board and Bank management do not believe that this agreement will constrain the Bank’s business plan and furthermore, we believe that the Bank is currently in compliance with many of the requirements of the agreement through its normal business operations.  Management believes that the primary reason the Bank was requested to enter into a MOU with the OTS was due to the uncertain economic conditions currently affecting the financial industry.  Except for the required minimum 12% risk-based capital ratio, management is currently in compliance with the remaining requirements of the agreement, including maintaining an adequate ALLL; engaging an independent consultant to conduct semi-annual loan reviews; providing notice to and obtaining non-objection from the OTS prior to the Bank declaring a dividend; and obtaining approval of the Loan Committee prior to the extension of credit to borrowers with a classified loan.  The most recent independent loan review for the Bank was completed in May 2009.

Executive Overview

Financial Highlights.  Net income for the three months ended June 30, 2009 was $343,000, or $0.03 per basic share ($0.03 per diluted share), compared to net income of $793,000, or $0.07 per basic share ($0.07 per diluted share) for the three months ended June 30, 2008. Net interest income after provision for loan losses increased $713,000 to $6.3 million for the three months ended June 30, 2009 compared to $5.6 million for the same quarter last year.  Non-interest income decreased slightly for the quarter-ended June 30, 2009 compared to the same quarter last year due to the $258,000 other than temporary impairment (“OTTI”) charge during the quarter.  Non-interest expense increased $1.3 million to $8.0 million for the three months ended June 30, 2009 compared to $6.7 million for the same quarter last year.  The $1.3 million increase was due to increases in the FDIC insurance premiums of $581,000, write-down in the value of one REO property of $305,000 and additional professional fees and cost associated with REO properties accounted for the remaining increase.

The annualized return on average assets was 0.15% for the three months ended June 30, 2009, compared to 0.36% for the three months ended June 30, 2008. For the same periods, the annualized return on average common equity was 1.52% compared to 3.35%, respectively.  The efficiency ratio was 74.08% for the first quarter of fiscal 2010 compared to 63.20% for the same period last year.  The increase in the efficiency ratio is primarily a result of the $258,000 non-cash OTTI charge for the investment security coupled with the increase in FDIC insurance premiums and REO related expenses.

The Company is a progressive, community-oriented financial institution, which emphasizes local, personal service to residents of its primary market area.  The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial and construction loans have grown from 82.47% of the loan portfolio at March 31, 2005 to 88.48% of the loan portfolio at June 30, 2009, increasing the risk profile of our total loan portfolio.  The Company continues its strategy of controlling balance sheet growth in order to preserve capital, as well as the targeted reduction of residential construction related sectors within the loan portfolio.  Speculative construction loans represent $47.0 million of the residential construction portfolio at June 30, 2009.  These loan balances are down 42% from a year ago and 19% from the previous linked quarter.  Overall, our residential construction loans decreased 22% from prior quarter and 32% from June 30, 2008.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals.  In pursuit of these goals, the Company manages growth while including a significant amount of commercial business and commercial real estate loans in its portfolio.  Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At June 30, 2009, checking accounts totaled $176.4 million, or 27% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges.  The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with eighteen branches including ten in Clark county, three in the Portland metropolitan area and four lending centers.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes.  In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency.  The Bank has implemented remote check capture at a majority of the branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank.  The Bank has increased its emphasis on enhancing its cash management product line with the hiring of an experienced cash management officer.  The formation of a team consisting of this cash management officer and existing Bank employees is expected to lead to an improved cash management product line for the Bank’s commercial customers.  The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying.  The Company’s online service has also enhanced the delivery of cash management services to commercial customers.   The Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers during fiscal 2009.  Through the CDARS program, customers can access FDIC insurance up to $50 million.  The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently.  In December 2008, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor.  This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a “referral bank”, was earned by a third party.  A branch manager of the Bank, who previously had experience in leading similar merchant bankcard programs with other community financial institutions, currently manages the merchant bankcard service.  In the first quarter of fiscal 2010, the Company began participating in the MoneyPass Network, which allows our customers access to over 16,000 ATMs across the country free of charge.

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

Prior to 2008, national real estate and home values increased substantially as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans). That strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction. The national and regional residential lending market, however, experienced a notable slowdown in 2008, which has continued into 2009, and loan delinquencies and foreclosure rates have increased. Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  The continued economic downturn, and more specifically the continued slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. During the quarter ended June 30, 2009, the local economy has continued to slow. Unemployment in Clark County increased to 12.6% in June 2009 compared with 6.1% in June 2008. Home values in the Company’s market area at June 30, 2009 were lower than home values in 2008, with certain areas seeing more significant declines.  The local area has seen a reduction in new residential building starts, which has continued into the quarter ended June 30, 2009. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. Commercial vacancy rates in Clark County increased as of June 30, 2009 compared to prior year amounts. As a result of these and other factors, the Company has experienced a further decline in the values of real estate collateral supporting certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications of potential further increased loan delinquencies and defaults. In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, adjusting its balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while maintaining available secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  In this regard, as part of our strategic planning; we are currently considering raising additional capital.  We anticipate that this capital will be raised through non-government sources for the purpose of increasing our capital position and achieving compliance with the additional capital requirements contained in the MOU.  This additional capital would also be available to support our future acquisitions.  We do not, however, have any plans arrangements or understandings regarding any acquisition transactions.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2009	(in thousands)

Commercial business	$127,366	$-	$-	$127,366
Commercial construction	-	-	66,088	66,088
Office buildings	-	88,290	-	88,290
Warehouse/industrial	-	39,966	-	39,966
Retail/shopping centers/strip malls	-	80,652	-	80,652
Assisted living facilities	-	26,658	-	26,658
Single purpose facilities	-	88,326	-	88,326
Land	-	87,808	-	87,808
Multi-family	-	25,890	-	25,890
One-to-four family construction	-	-	57,417	57,417
Total	$127,366	$437,590	$123,505	$688,461

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2009	(in thousands)

Commercial business	$127,150	$-	$-	$127,150
Commercial construction	-	-	65,459	65,459
Office buildings	-	90,621	-	90,621
Warehouse/industrial	-	40,214	-	40,214
Retail/shopping centers/strip malls	-	81,233	-	81,233
Assisted living facilities	-	26,743	-	26,743
Single purpose facilities	-	88,574	-	88,574
Land	-	91,873	-	91,873
Multi-family	-	28,394	-	28,394
One-to-four family construction	-	-	74,017	74,017
Total	$127,150	$447,652	$139,476	$714,278

Comparison of Financial Condition at June 30, 2009 and March 31, 2009

Cash, including interest-earning accounts, totaled $43.9 million at June 30, 2009, compared to $19.2 million at March 31, 2009.   The $24.7 million increase was attributed to additional reserve balances maintained at the FRB.

Investment securities available for sale totaled $13.3 million at June 30, 2009, compared to $8.5 million at March 31, 2009. The $4.9 million increase was attributable to a new $5.0 million agency security purchased, which was offset by maturities and scheduled cash flows of securities and an OTTI charge of $258,000.  The investment security that the Company recognized a non-cash impairment charge on is a trust preferred pooled security with a fair market value of $1.1 million issued by other bank holding companies.  The Company reviews investment securities for the presence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. Management believes it is possible that a substantial portion of the principal and interest will be received and the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.  In accordance with FSP 115-2, the Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield.  The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports.  In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuer’s financial condition including capital levels, nonperforming assets amounts, loan loss reserve levels, and portfolio composition and concentrations.  As a result of this analysis, the Company recognized a $258,000 OTTI charge on this investment security.  Management does not believe that the recognition of this OTTI charge has any other implications for the Company’s business fundamentals or its outlook.  For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 2.

Loans receivable, net, totaled $760.3 million at June 30, 2009, compared to $784.1 million at March 31, 2009, a decrease of $23.8 million.  The decrease in net loans is attributable to scheduled maturities and pay downs on loans as well as the transfer of certain loans to REO.  In addition, the Company continues its strategy of controlling balance sheet growth in order to preserve capital.  A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas.  Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no sub-prime residential real estate loans in its portfolio.

Deposit accounts totaled $649.1 million at June 30, 2009, compared to $670.1 million at March 31, 2009.  During the first fiscal quarter, the Company paid down its brokered deposits by $19.9 million and as of June 30, 2009, the Company had no wholesale-brokered deposits in its deposit mix. Core deposits (comprised of checking, savings and money market accounts) remained steady from March 31, 2009 to June 30, 2009 despite the general downturn in the real estate market as well as the overall economy. Core deposits account for 60.9% of total deposits at June 30, 2009, compared to 58.6% at March 31, 2009. The Company continues to focus on the growth of its core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets. At June 30, 2009, customer relationships accounted for 100% of the Bank’s deposits. During the quarter, the Company has continued to experience increased competition for customer deposits within its market area.

FHLB and FRB advances totaled $5.0 million and $145.0 million, respectively, at June 30, 2009 and $37.9 million and $85.0 million, respectively, at March 31, 2009.  The $27.2 million increase was attributable to the Company’s decrease in deposit balances, which resulted from the maturities of the brokered deposit accounts described above in addition to maintaining additional available cash at the FRB.  The decision to shift the Company’s borrowings to the FRB was a result of the lower cost of FRB borrowings as compared to those from the FHLB.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $451,000 to $89.1 million at June 30, 2009 from $88.7 million at March 31, 2009.  The increase in equity is mainly attributable to net income of $343,000 for the three months ended June 30, 2009.  Earned ESOP shares, stock based compensation expense and the net tax effect of SFAS No. 115 adjustment to securities comprised the remaining $108,000 increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below).  Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2009, except as described below.

As of June 30, 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). In the fourth quarter of fiscal 2009, the Company entered into a MOU with the OTS which requires, among other things, the Bank to develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  These higher capital requirements will remain in effect until the MOU is terminated.

The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):
	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,860	11.91%	$63,699	8.0%	$79,624	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,874	10.66	31,850	4.0	47,774	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,874	9.50	35,750	4.0	44,687	5.0
Tangible Capital:
(To Tangible Assets)	84,874	9.50	13,406	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,654	11.46%	$66,080	8.0%	$82,599	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,300	10.21	33,040	4.0	49,560	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,300	9.50	35,502	4.0	44,377	5.0
Tangible Capital:
(To Tangible Assets)	84,300	9.50	13,313	1.5	N/A	N/A

Liquidity

Liquidity is essential to our business.  The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank.  With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Overall, total deposits were $649.1 million at June 30, 2009 compared to $629.4 million at June 30, 2008.  As previously mentioned, the decline in total deposits from March 31, 2009 to June 30, 2009 was attributable to the repayment of $19.9 million of brokered deposits.  In addition, the growth in our loan portfolio over the past several years surpassed the growth in our deposit accounts; as a result, the Company has increased its use of secured borrowings from the FHLB and FRB.  In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan totals and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, Pacific Coast Banker’s Bank and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities.  During the quarter ended June 30, 2009, the Company enrolled in an Internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with Company.  As of June 30, 2009, the Company chose not to access any deposits through this facility.

The Bank’s primary source of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities and FHLB and FRB advances.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available.  However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities.  During the three months ended June 30, 2009, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances.  Advances from the FRB totaled $145.0 million and the Bank had additional borrowing capacity of $31.0 million from the FRB, subject to sufficient collateral.  At June 30, 2009, cash totaled $43.9 million, or 4.8% of total assets.  The Bank had $5.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $195.5 million, limited to sufficient collateral and stock investment.  Borrowing capacity from the FRB or FHLB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.  The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank at June 30, 2009.  The Bank had no borrowings outstanding under this credit arrangement at June 30, 2009.

An additional source of wholesale funding includes brokered certificate of deposits.  While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations.  At June 30, 2009, the Company did not have any brokered deposits.  The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit.  The Bank’s CDARS balance was $21.2 million and $22.2 million at June 30, 2009 and March 31, 2009, respectively.  With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits.  In the first quarter of fiscal 2010, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS deposits, to no more than 10% of total deposits.  During the quarter ended of June 30, 2009, the Bank paid down its wholesale-brokered deposits to zero and had CDARS deposits of $21.2 million, representing 3.3% of total deposits.  There can be no assurance that CDARS deposits will be available for the Bank to offer its customers in the future.  The combination of all the Bank’s funding sources, gives the Bank additional available liquidity of $319.1 million, or 34.7% of total assets at June 30, 2009.

Under the Temporary Liquidity Guarantee Program, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account.  The Bank has elected to participate in this program at an additional cost to the Bank.  Other deposits maintained at the Bank are also insured by the FDIC up to $250,000 per account owner through December 31, 2013.

At June 30, 2009, the Company had commitments to extend credit of $115.0 million.  The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposits that are scheduled to mature in less than one year totaled $205.8 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.  Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $255.2 million at June 30, 2009.

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

Asset Quality

The allowance for loan losses was $17.8 million or 2.28% of total loans at June 30, 2009 and $17.0 million or 2.12% of total loans at March 31, 2009.  Management believes the allowance for loan losses at June 30, 2009 was adequate to cover probable credit losses existing in the loan portfolio at that date. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared. Commercial loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs.  Any increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

The increased balance in the allowance for loan losses was due to higher levels of nonperforming and classified loans.  Classified loans were $56.6 million at June 30, 2009 compared to $37.3 million at March 31, 2009.  The increase is primarily attributable to two builder and developers with loans totaling $15.6 million, which were downgraded during the quarter.  Non-accrual loans increased $13.5 million during the quarter as a result of the addition of the above noted builder and developer loans.  At June 30, 2009, the Company identified $37.6 million, or 91% of its nonperforming loans, as impaired and a performed specific valuation analysis on each loan resulting in a specific reserve of $4.1 million, or 11% of the nonperforming loan balance.  Due to the results of these specific valuation analyses, the increase in the Company’s allowance for loan losses did not increase proportionately to the increase in the nonperforming loan balances.  The Company believes the low amount of specific allowance required for these nonperforming loans reflects on the Bank’s conservative philosophy and underwriting standards.  All of the loans on non-accrual status as of June 30, 2009 were categorized as classified loans.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 118, “An amendment of SFAS No. 114”, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower or cost or fair value, which are determined by management based on a number of factors, including recent appraisals which are further reduced for estimated selling costs or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.  When the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.  At June 30, 2009, the Company had impaired loans of $42.2 million with a specific valuation allowance for such loans of $5.1 million.

Nonperforming assets, consisting of nonperforming loans and other real estate owned, totaled $57.1 million or 6.2% of total assets at June 30, 2009 compared to $41.7 million or 4.57% of total assets at March 31, 2009.  The $41.1 million balance of non-accrual loans consists of fifty loans to thirty-four borrowers, which includes fifteen commercial business loans totaling $8.3 million, thirteen land acquisition and development loans totaling $12.0 million (the largest of which was $2.5 million), two other real estate mortgage loans totaling $275,000, ten real estate construction loans totaling $19.5 million and ten residential real estate loans totaling $1.0 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $1.4 million to a Washington borrower who has property located in Southern California. Net charge-offs for the three month period ended June 30, 2009 totaled $1.5 million.

The $16.0 million balance of real estate owned is comprised of thirty-six properties limited to twenty lending relationships. These properties consist of seven single-family homes totaling $1.7 million, twenty-two residential building lots totaling $3.0 million, three finished subdivision properties totaling $4.3 million, one land development property totaling $5.0 million and three multi-family property totaling $1.9 million.  All of these properties are located in the Company’s primary market area.

The following table sets forth information regarding the Company’s nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15 (as amended by SFAS No. 114), “Accounting by Debtors and Creditors for Troubled Debt Restructuring”.

	June 30, 2009	March 31, 2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$8,337	$6,018
Other real estate mortgage	12,250	7,316
Real estate construction	19,462	12,720
Real estate one-to-four family	1,008	1,329
Total	41,057	27,383
Accruing loans which are contractually past due 90 days or more	-	187
Total nonperforming loans	41,057	27,570
REO	16,012	14,171
Total nonperforming assets	$57,069	$41,741
Total nonperforming loans to net loans	5.28%	3.44%
Total nonperforming loans to total assets	4.46	3.02
Total nonperforming assets to total assets	6.20	4.57

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2009	(Dollars in thousands)

Commercial business	$50	$3,808	$4,479	$-	$-	$8,337
Commercial real estate	-	-	-	-	-	-
Land	-	524	9,946	115	1,390	11,975
Multi-family	-	-	275	-	-	275
Commercial construction	-	-	-	31	-	31
One-to-four family construction	6,983	10,429	1,749	270	-	19,431
Real estate one-to-four family	-	150	787	71	-	1,008
Consumer	-	-	-	-	-	-
Total nonperforming loans	7,033	14,911	17,236	487	1,390	41,057
REO	1,885	2,115	6,850	5,162	-	16,012
Total nonperforming assets	$8,918	$17,026	$24,086	$5,649	$1,390	$57,069

The composition of the speculative construction and land development loans by geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2009			(In thousands)

Land development	$6,683	$6,875	$64,590	$3,048	$6,612	$87,808
Speculative construction	13,612	14,085	17,293	2,057	-	47,047
Total speculative and land construction	$20,295	$20,960	$81,883	$5,105	$6,612	$134,855

As of June 30, 2009 and March 31, 2009, other loans of concern totaled $15.8 million and $10.1 million, respectively.  The $15.8 million of other loans of concern consists of eight real estate construction loans totaling $8.9 million, eight commercial business loans totaling $3.8 million, two commercial real estate loans totaling $104,000 and six real estate construction loans totaling $3.0 million. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual category.

At June 30, 2009, loans delinquent more than 30 days were 1.53% of total loans compared to 1.94% for the linked quarter and 0.52% at June 30, 2008. At June 30, 2009, the delinquency rate in our commercial business (C&I) portfolio was 0.96%. The delinquency rate in our commercial real estate (CRE) portfolio was 0.08%, representing a single loan for $253,000. CRE loans represent the largest portion of our loan portfolio at 42% of total loans and C&I loans represent 16% of total loans. The delinquency rate for our one-to-four family construction loan portfolio was 1.82%. The Company has prepared a comprehensive Classified Asset Reduction Plan detailing its strategy to reduce its level of classified assets.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q for additional information.

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

The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value.  The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach.  The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions.  The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures.  The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. We validate our estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach.  Goodwill was $25.6 million at June 30, 2009 and March 31, 2009.  An interim impairment test was not deemed necessary as of June 30, 2009 due to there not being a significant change in the reporting unit’s assets or liabilities, the amount that the fair value exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the carrying amount of the reporting unit is remote.  As of June 30, 2009, the Company has not recognized any impairment loss on the recorded goodwill.

Even though the Company determined that there was no goodwill impairment during the first quarter of fiscal 2010, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

At June 30, 2009, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment.  This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts.  Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security.  Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security.  Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions.  In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired in accordance with SFAS No. 114 at June 30, 2009.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured by management based on a number of factors, including recent independent appraisals which are further reduced for estimated selling cost or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy.  Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell.  The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 12 – Fair Value Measurement in the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q for additional information.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

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

Net interest income for the three months ended June 30, 2009 was $8.7 million, representing an increase of $313,000, or 3.7%, from $8.4 million during the same prior year period. Average interest-earning assets to average interest-bearing liabilities decreased to 113.03% for the three-month period ended June 30, 2009, compared to 114.56% in the same prior year period. The net interest margin for the quarter-ended June 30, 2009 was 4.25% compared to 4.20% for the quarter-ended June 30, 2008.

The Company’s balance sheet interest rate sensitivity achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. However, due to a number of loans in our loan portfolio with interest rate floors, our net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors.  Interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities.  Generally, in a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin.  As a result of the Federal Reserve’s 200 basis point reduction in the short-term federal funds rate since March 2008, approximately 35% of the Company’s loans immediately repriced down 200 basis points.  The Company also immediately reduced the interest rate paid on certain interest-bearing deposits.  During the first fiscal quarter, the Company made progress in reducing its deposit and borrowing costs.  Further reductions will be reflected in future deposit offerings.  The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income. Interest income decreased $1.7 million, or 12.3%, to $11.9 million for the three months ended June 30, 2009 compared to $13.6 million for the three months ended June 30, 2008.  Interest income on loans receivable decreased primarily as a result of the Federal Reserve interest rate cuts described above as well as interest income reversals on nonperforming loans.  During the three months ended June 30, 2009, the Company reversed $346,000 of interest income on nonperforming loans.  Average interest-earning assets increased $21.1 million to $821.4 million for the three months ended June 30, 2009 from $800.3 million for the same period in prior year.  The yield on interest-earning assets was 5.82% for the three months ended June 30, 2009 compared to 6.81% for the same three months ended June 30, 2008.

Interest Expense. Interest expense decreased $2.0 million, or 38.2%, to $3.2 million for the three months ended June 30, 2009, compared to $5.2 million for the three months ended June 30, 2008.  The decrease in interest expense is primarily attributable to the lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate on total deposits decreased to 1.93% for the three months ended June 30, 2009 from 2.91% for the same period in the prior year.  The weighted average cost of FHLB and FRB borrowings, junior subordinated debenture and capital lease obligations decreased to 1.25% for the three months ended June 30, 2009 from 3.30% for the same period in the prior year.  Beginning in January 2009, the Company began transitioning its borrowings to the FRB in an effort to reduce its borrowing costs.  For the three months ended June 30, 2009, the weighted average cost of the Company’s FRB borrowings was 0.32% compared to 1.45% for its FHLB borrowings.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$672,773	$10,189	6.07%	$654,423	$11,499	7.05%
Non-mortgage loans	118,775	1,521	5.14	112,617	1,825	6.50
Total net loans (1)	791,548	11,710	5.93	767,040	13,324	6.97

Mortgage-backed securities (2)	4,336	40	3.70	5,983	61	4.09
Investment securities (2)(3)	11,863	146	4.94	7,848	104	5.32
Daily interest-bearing assets	2,200	1	0.18	11,051	54	1.96
Other earning assets	11,482	13	0.45	8,373	39	1.87
Total interest-earning assets	821,429	11,910	5.82	800,295	13,582	6.81

Non-interest-earning assets:
Office properties and equipment, net	19,406			20,900
Other non-interest-earning assets	68,871			57,085
Total assets	$909,706			$878,280

Interest-bearing liabilities:
Regular savings accounts	$28,566	39	0.55	$26,949	37	0.55
Interest checking accounts	90,232	118	0.52	94,616	336	1.42
Money market deposit accounts	183,368	646	1.41	182,730	1,037	2.28
Certificates of deposit	258,161	1,891	2.94	261,354	2,696	4.14
Total interest-bearing deposits	560,327	2,694	1.93	565,649	4,106	2.91

Other interest-bearing liabilities	166,413	520	1.25	132,922	1,093	3.30
Total interest-bearing liabilities	726,740	3,214	1.77	698,571	5,199	2.99

Non-interest-bearing liabilities:
Non-interest-bearing deposits	85,615			76,021
Other liabilities	6,870			8,674
Total liabilities	819,225			783,266
Shareholders' equity	90,481			95,014
Total liabilities and shareholders’ equity	$909,706			$878,280
Net interest income		$8,696			$8,383
Interest rate spread			4.05%			3.82%
Net interest margin			4.25%			4.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.03%			114.56%
Tax equivalent adjustment (3)		$16			$16

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2009 compared to the quarter-ended June 30, 2008.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2009 vs. 2008

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$317	$(1,627)	$(1,310)
Non-mortgage loans	95	(399)	(304)
Mortgage-backed securities	(16)	(5)	(21)
Investment securities (1)	49	(7)	42
Daily interest-bearing	(25)	(28)	(53)
Other earning assets	11	(37)	(26)
Total interest income	431	(2,103)	(1,672)

Interest Expense:
Regular savings accounts	2	-	2
Interest checking accounts	(15)	(203)	(218)
Money market deposit accounts	4	(395)	(391)
Certificates of deposit	(33)	(772)	(805)
Other interest-bearing liabilities	227	(800)	(573)
Total interest expense	185	(2,170)	(1,985)
Net interest income	$246	$67	$313

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2009 was $2.4 million, compared to $2.8 million for the same period in the prior year. The decrease in the provision for loan losses is the result of the decrease in the loan portfolio and the impact of the ongoing analysis by management. However, the loan loss provision remained elevated compared to historical levels.  This is primarily the result of the current ongoing economic conditions and slowdown in residential real estate sales that is affecting among others, homebuilders and developers. A slowdown in home buying has resulted in slower sales and declining real estate values, which has significantly affected these borrowers liquidity and ability to repay loans. This slowdown has led to an increase in delinquent and nonperforming construction and land development loans, as well as additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.28% at June 30, 2009, compared to 1.69% at June 30, 2008. Net charge-offs for the three months ended June 30, 2009 were $1.5 million, compared to $330,000 for the same period last year. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2009 was 0.78% compared to 0.17% for the same period in the prior year. The increase in charge-offs for the period was primarily attributable to one speculative construction loan totaling $1.0 million. Nonperforming loans increased to $41.1 million at June 30, 2009 compared to $27.6 million at March 31, 2009. The ratio of allowance for loan losses to nonperforming loans decreased to 43.30% at June 30, 2009 compared to 61.57% at March 31, 2009. The allowance for loan losses as a percentage of nonperforming loans decreased as more of the nonperforming loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs and due to the increase in nonperforming loans during the quarter.  The provision for loans losses did not increase proportionately to the increase in nonperforming assets due to the results of the specific valuation analyses performed by the Company.  Management believes the low amount of provision required for these loans is a result of the Company’s conservative underwriting standards, specifically related to loan-to-value requirements and the borrower’s financial strength.

The problem loans identified by the Company largely consist of land acquisition and development loans. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2009, the Company had identified $42.2 million of impaired loans as defined by SFAS No. 114. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. Of those impaired loans, $2.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs. The remaining $39.6 million have specific valuation allowances totaling $5.1 million. Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, a detailed analysis of impaired loans and other factors as deemed appropriate.  These factors are evaluated on a quarterly basis. Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter. At June 30, 2009, management’s analysis placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company also considered the effects of declining home values and slower home sales. Based on its comprehensive analysis, management deemed the allowance for loan losses of $17.78 million at June 30, 2009 (2.28% of total loans and 43.30% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income decreased $79,000 to $2.1 million for the quarter-ended June 30, 2009 compared to $2.2 million for the quarter-ended June 30, 2008.  A $258,000 increase in OTTI on investment securities partially offset the $349,000 increase in gain on sales of loans held for sale.  In addition, in asset management fees decreased $115,000 for the quarter-ended June 30, 2009 compared to the quarter-ended June 30, 2008 as a result of the decrease in assets under management by RAMCorp. from $342.8 million at June 30, 2008 to $279.0 million at June 30, 2009.  This decrease in assets under management is primarily attributable to the downturn in the markets and the general economy during the past 12-18 months.  Mortgage loan fees, included in fees and service charges, were $322,000 for the first quarter of fiscal year 2010, an increase of $32,000 from the same period in prior year.

Non-Interest Expense.  Non-interest expense increased $1.3 million to $8.0 million for the quarter-ended June 30, 2009 compared to $6.7 million for the same prior year period.  Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate business activity.  FDIC insurance premiums increased $581,000 over the same period in prior year, reflecting the FDIC’s higher assessment rates for 2009 and a $420,000 special assessment charge.  The increase was also a result of $609,000 in REO expenses as well as the increase in professional fess primarily associated with nonperforming assets.

Income Taxes.  The provision for income taxes was $102,000 for the three months ended June 30, 2009, compared to $339,000 for the three months ended June 30, 2008.  The effective tax rate for three months ended June 30, 2009 was 22.9% compared to 29.9% for the three months ended June 30, 2008.  The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.  The impact of these items was more pronounced on the Company’s effective tax rate for the three months ended June 30, 2009 due to the decrease in income before taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2009 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of June 30, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2009 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2009, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

Listed below are updates to the market risk information provided in the 2009 Form 10-K.  These updates should be read in conjunction with the 2009 Form 10-K

Our federal thrift charter may be eliminated under the Obama Administration’s Financial Regulatory Reform Plan.

The Obama administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks.  It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as Riverview Bancorp, Inc. and Riverview Community Bank.  In addition, under the administration’s proposal, the thrift charter, under which Riverview Community Bank is organized, would be eliminated.  If the administration’s proposal is finalized, Riverview Community Bank may be subject to a new charter mandated by the NBS.  It is uncertain as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB, the FRB and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general -- such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a continued downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David a Dahlstrom and John A. Karas (2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	August 5, 2009	Date:	August 5, 2009

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 31.1
Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 of Riverview Bancorp, Inc.;

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

Date:  August 5, 2009
/S/ Patrick Sheaffer
Patrick Sheaffer
Chairman and Chief Executive Officer

Exhibit 31.2
Section 302 Certification

I, Kevin J. Lycklama, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 of Riverview Bancorp, Inc.;

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

Date:  August 5, 2009                                                         /S/ Kevin J. Lycklama
Kevin J. Lycklama
Chief Financial Officer

36

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), in their capacity as officers of Riverview Bancorp, Inc. (the “Company”) and in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 that:

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
Patrick Sheaffer                                                                                        Kevin J. Lycklama
Chief Executive Officer                                                                            Chief Financial Officer

Dated: August 5, 2009                                                                              Dated: August 5, 2009