Form 10-Q
period 2009-09-30
RIVERVIEW BANCORP INC
filed 2009-10-30
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 10,923,773 shares outstanding as of October 27, 2009.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	as of September 30, 2009 and March 31, 2009	2

	Consolidated Statements of Operations
	Three Months and Six Months Ended September 30, 2009 and 2008	3

	Consolidated Statements of Equity
	Year Ended March 31, 2009 and the Six Months Ended September 30, 2009	4

	Consolidated Statements of Cash Flows
	Six Months Ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6-16

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17-32

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:	Controls and Procedures	33

Part II.	Other Information	34-40

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		41
Certifications	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to:  the Company’s ability to raise common capital, the amount of capital it intends to raise and its intended use of that capital. The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase the Company’s reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may in the future acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND MARCH 31, 2009
(In thousands, except share and per share data) (Unaudited)	September 30, 2009	March 31, 2009
ASSETS
Cash (including interest-earning accounts of $4,862 and $6,405)	$18,513	$19,199
Loans held for sale	180	1,332
Investment securities held to maturity, at amortized cost (fair value of $562 and $552)	523	529
Investment securities available for sale, at fair value (amortized cost of $10,736 and $11,244)	8,451	8,490
Mortgage-backed securities held to maturity, at amortized cost (fair value of $410 and $572)	406	570
Mortgage-backed securities available for sale, at fair value (amortized cost of $3,305 and $3,991)	3,397	4,066
Loans receivable (net of allowance for loan losses of $18,071 and $16,974)	730,227	784,117
Real estate and other personal property owned	20,482	14,171
Prepaid expenses and other assets	2,953	2,518
Accrued interest receivable	2,891	3,054
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	18,770	19,514
Deferred income taxes, net	8,008	8,209
Mortgage servicing rights, net	528	468
Goodwill	25,572	25,572
Core deposit intangible, net	368	425
Bank owned life insurance	15,051	14,749
TOTAL ASSETS	$863,670	$914,333
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$662,494	$670,066
Accrued expenses and other liabilities	5,468	6,700
Advanced payments by borrowers for taxes and insurance	435	360
Federal Home Loan Bank advances	5,000	37,850
Federal Reserve Bank advances	75,000	85,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,630	2,649
Total liabilities	773,708	825,306
COMMITMENTS AND CONTINGENCIES (See Note 15)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2009 – 10,923,773 issued and outstanding	109	109
March 31, 2009 – 10,923,773 issued and outstanding
Additional paid-in capital	46,889	46,866
Retained earnings	44,867	44,322
Unearned shares issued to employee stock ownership trust	(851)	(902)
Accumulated other comprehensive loss	(1,447)	(1,732)
Total shareholders’ equity	89,567	88,663

Noncontrolling interest	395	364
Total equity	89,962	89,027
TOTAL LIABILITIES AND EQUITY	$863,670	$914,333

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2009 2008		2009 2008

INTEREST INCOME:
Interest and fees on loans receivable	$11,639	$13,425	$23,349	$26,749
Interest on investment securities – taxable	66	121	164	177
Interest on investment securities – non-taxable	31	37	63	69
Interest on mortgage-backed securities	35	55	75	116
Other interest and dividends	26	91	40	184
Total interest and dividend income	11,797	13,729	23,691	27,295

INTEREST EXPENSE:
Interest on deposits	2,448	3,800	5,142	7,906
Interest on borrowings	436	1,287	956	2,380
Total interest expense	2,884	5,087	6,098	10,286
Net interest income	8,913	8,642	17,593	17,009
Less provision for loan losses	3,200	7,200	5,550	9,950
Net interest income after provision for loan losses	5,713	1,442	12,043	7,059

NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(114)	-	(393)	-
Portion recognized in other comprehensive income	(87)	-	(66)	-
Net impairment losses recognized in earnings	(201)	-	(459)	-

Fees and service charges	1,151	1,219	2,395	2,429
Asset management fees	465	547	974	1,171
Net gain on sale of loans held for sale	159	81	560	133
Impairment of investment security	-	(3,414)	-	(3,414)
Bank owned life insurance	151	148	302	294
Other	70	106	126	256
Total non-interest income	1,795	(1,313)	3,898	869

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,689	3,740	7,564	7,624
Occupancy and depreciation	1,217	1,251	2,450	2,484
Data processing	237	208	477	407
Amortization of core deposit intangible	28	33	58	68
Advertising and marketing expense	151	255	310	436
FDIC insurance premium	445	157	1,140	271
State and local taxes	151	169	300	344
Telecommunications	113	114	229	238
Professional fees	330	248	634	450
Other	906	533	2,093	1,053
Total non-interest expense	7,267	6,708	15,255	13,375

INCOME (LOSS) BEFORE INCOME TAXES	241	(6,579)	686	(5,447)
PROVISION (BENEFIT) FOR INCOME TAXES	39	(2,381)	141	(2,042)
NET INCOME (LOSS)	$202	$(4,198)	$545	$(3,405)

Earnings (loss) per common share:
Basic	$0.02	$(0.39)	$0.05	$(0.32)
Diluted	0.02	(0.39)	0.05	(0.32)
Weighted average number of shares outstanding:
Basic	10,717,471	10,692,838	10,714,409	10,685,459
Diluted	10,717,471	10,692,838	10,714,409	10,685,459

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED MARCH 31, 2009
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2009

					Unearned
					Shares
					Issued to
					Employee	Accumulated
	Common Stock		Additional		Stock	Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Ownership Trust	Comprehensive Loss	Noncontrolling Interest	Total
Balance April 1, 2008	10,913,773	$109	$46,799	$46,871	$(976)	$(218)	$292	$92,877

Cash dividends ($0.135 per share)	-	-	-	(1,442)	-	-	-	(1,442)
Exercise of stock options	10,000	-	70	-	-	-	-	70
Earned ESOP shares	-	-	(23)	-	22	-	-	(1)
	10,923,773	109	46,846	45,429	(954)	(218)	292	91,504

Comprehensive loss:
Net loss	-	-	-	(3,405)	-	-	-	(3,405)
Other comprehensive loss, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	251	-	251
Noncontrolling interest	-	-	-	-	-	-	43	43
Total comprehensive loss	-	-	-	-	-	-	-	(3,111)

Balance September 30, 2008	10,923,773	$109	$46,846	$42,024	$(954)	$33	$335	$88,393

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Stock based compensation expense	-	-	33	-	-	-	-	33
Earned ESOP shares	-	-	(10)	-	51	-	-	41
	10,923,773	109	46,889	44,322	(851)	(1,732)	364	89,101
Comprehensive loss:
Net income	-	-	-	545	-	-	-	545
Other comprehensive income, net of tax:
Unrealized holding gain on securities
available for sale	-	-	-	-	-	285	-	285
Noncontrolling interest	-	-	-	-	-	-	31	31
Total comprehensive income								861

Balance September 30, 2009	10,923,773	$109	$46,889	$44,867	$(851)	$(1,447)	$395	$89,962

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands) (Unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$545	$(3,405)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,158	1,086
Provision for loan losses	5,550	9,950
Noncash expense (income) related to ESOP	41	(1)
Increase (decrease) in deferred loan origination fees, net of amortization	(82)	296
Origination of loans held for sale	(19,595)	(6,674)
Proceeds from sales of loans held for sale	20,895	5,908
Stock based compensation expense	33	-
Excess tax benefit from stock based compensation	-	(11)
Writedown of real estate owned	305	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	271	3,294
Income from bank owned life insurance	(302)	(294)
Changes in assets and liabilities:
Prepaid expenses and other assets	(445)	(3,414)
Accrued interest receivable	163	156
Accrued expenses and other liabilities	(1,172)	(448)
Net cash provided by operating activities	7,365	6,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	38,497	(24,395)
Proceeds from call, maturity, or sale of investment securities available for sale	5,000	-
Principal repayments on investment securities available for sale	37	37
Principal repayments on investment securities held to maturity	6	-
Purchase of investment securities available for sale	(4,988)	(5,000)
Purchase of investment securities held to maturity	-	(536)
Principal repayments on mortgage-backed securities available for sale	686	713
Principal repayments on mortgage-backed securities held to maturity	165	187
Purchase of premises and equipment and capitalized software	(296)	(272)
Capital expenditures on real estate owned	(13)	-
Proceeds from sale of real estate owned and premises and equipment	3,221	174
Net cash provided by (used in) investing activities	42,315	(29,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(7,572)	(29,510)
Dividends paid	-	(1,921)
Proceeds from borrowings	619,000	359,610
Repayment of borrowings	(661,850)	(315,800)
Principal payments under capital lease obligation	(19)	(18)
Net increase (decrease) in advance payments by borrowers	75	(18)
Excess tax benefit from stock based compensation	-	11
Proceeds from exercise of stock options	-	70
Net cash provided by (used in) financing activities	(50,366)	12,424
NET DECREASE IN CASH	(686)	(10,225)
CASH, BEGINNING OF PERIOD	19,199	36,439
CASH, END OF PERIOD	$18,513	$26,214
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,056	$10,386
Income taxes	1,297	1,517

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$10,183	$385
Dividends declared and accrued in other liabilities	-	480
Fair value adjustment to securities available for sale	486	381
Income tax effect related to fair value adjustment	(201)	(129)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2009 (“2009 Form 10-K”). The results of operations for the six months ended September 30, 2009 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2010. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company reclassified its noncontrolling interest for 2009 to conform with the 2010 presentation.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (“Bancorp” or the “Company”); its wholly-owned subsidiary, Riverview Community Bank (“Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority-owned subsidiary, Riverview Asset Management Corp. (“RAMCorp.”)  All inter-company transactions and balances have been eliminated in consolidation.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At September 30, 2009, there were options for 88,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Six Months Ended September 30, 2009		Year Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	371,696	$10.99	424,972	$11.02
Grants	112,000	3.84	38,500	6.30
Options exercised	-	-	(10,000)	4.70
Forfeited	(8,000)	10.82	(48,000)	11.71
Expired	(19,996)	5.50	(33,776)	6.88
Balance, end of period	455,700	$9.48	371,696	$10.99

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2009	Year Ended March 31, 2009
Intrinsic value of options exercised in the period	$-	$31,000
Stock options fully vested and expected to vest:
Number	446,675	368,271
Weighted average exercise price	$9.55	$11.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	7.11	6.33
Stock options fully vested and currently exercisable:
Number	333,200	318,896
Weighted average exercise price	$11.28	$11.46
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.19	5.93

(1)  The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the six months ended September 30, 2009 and 2008 was approximately $33,000 and $12,000, respectively.  As of September 30, 2009, there was approximately $142,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through May 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the six months ended September 30, 2009 and 2008, the Company granted 112,000 and 38,500 stock options, respectively.  The weighted average fair value of stock options granted during the six months ended September 30, 2009 and 2008 was $1.23 and $1.09 per option, respectively.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2010	3.09%	6.25	37.55%	2.45%
Fiscal 2009	2.99%	6.25	20.20%	2.77%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and six months ended September 30, 2009, stock options for 358,000 and 363,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and six months ended September 30, 2008, stock options for 413,000 shares of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Basic EPS computation:
Numerator-net income (loss)	$202,000	$(4,198,000)	$545,000	$(3,405,000)
Denominator-weighted average common shares outstanding	10,717,471	10,692,838	10,714,409	10,685,459
Basic EPS	$0.02	$(0.39)	$0.05	$(0.32)
Diluted EPS computation:
Numerator-net income (loss)	$202,000	$(4,198,000)	$545,000	$(3,405,000)
Denominator-weighted average common shares outstanding	10,717,471	10,692,838	10,714,409	10,685,459
Effect of dilutive stock options	-	-	-	-
Weighted average common shares
and common stock equivalents	10,717,471	10,692,838	10,714,409	10,685,459
Diluted EPS	$0.02	$(0.39)	$0.05	$(0.32)

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Municipal bonds	$523	$39	$-	$562

March 31, 2009
Municipal bonds	$529	$23	$-	$552

The contractual maturities of investment securities held to maturity are as follows (in thousands):

September 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	523	562
Due after ten years	-	-
Total	$523	$562

The amortized cost and  fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Trust preferred	$3,518	$-	$(2,308)	$1,210
Agency securities	4,988	15	-	5,003
Municipal bonds	2,230	8	-	2,238
Total	$10,736	$23	$(2,308)	$8,451

March 31, 2009
Trust preferred	$3,977	$-	$(2,833)	$1,144
Agency securities	5,000	54	-	5,054
Municipal bonds	2,267	25	-	2,292
Total	$11,244	$79	$(2,833)	$8,490

The contractual maturities of investment securities available for sale are as follows (in thousands):
September 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$530	$533
Due after one year through five years	4,988	5,003
Due after five years through ten years	620	625
Due after ten years	4,598	2,290
Total	$10,736	$8,451

Investment securities with an amortized cost of $1.1 million and a fair value of $1.2 million at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $349,000 and $1.8 million and a fair value of $350,000 and $1.8 million at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Trust preferred	$-	$-	$1,210	$(2,308)	$1,210	$(2,308)

March 31, 2009
Trust preferred	$-	$-	$1,144	$(2,833)	$1,144	$(2,833)

During the three and six months ended September 30, 2009, the Company recognized $201,000 and $459,000, respectively, in non-cash other than temporary impairment (“OTTI”) charges on the above trust preferred investment security. Management concluded that the decline of the estimated fair value below the Company’s cost was other than temporary and accordingly, recorded a credit loss through non-interest income. The Company determined the remaining decline in value was not related to specific credit deterioration. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$191	$2		$-	$193
FHLMC mortgage-backed securities	91	-	-	-	91
FNMA mortgage-backed securities	124	2		-	126
Total	$406	$4		$-	$410

March 31, 2009
Real estate mortgage investment conduits	$348	$-		$-	$348
FHLMC mortgage-backed securities	94	1		-	95
FNMA mortgage-backed securities	128	1		-	129
Total	$570	$2		$-	$572

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	9	9
Due after five years through ten years	-	-
Due after ten years	397	401
Total	$406	$410

Mortgage-backed securities held to maturity with an amortized cost of $278,000 and $438,000 and a fair value of $280,000 and $439,000 at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $108,000 and $110,000 and a fair value of $109,000 and $111,000 at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$600	$15	$-	$615
FHLMC mortgage-backed securities	2,643	75	-	2,718
FNMA mortgage-backed securities	62	2	-	64
Total	$3,305	$92	$-	$3,397

March 31, 2009
Real estate mortgage investment conduits	$673	$12	$-	$685
FHLMC mortgage-backed securities	3,249	61	-	3,310
FNMA mortgage-backed securities	69	2	-	71
Total	$3,991	$75	$-	$4,066

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
September 30, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,681	2,758
Due after five years through ten years	222	234
Due after ten years	402	405
Total	$3,305	$3,397

Mortgage-backed securities available for sale with an amortized cost of $3.2 million and $3.9 million and a fair value of $3.3 million and $4.0 million at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) advances.  Mortgage-backed securities available for sale with an amortized cost of $59,000 and $66,000 and a fair value of $61,000 and $68,000 at September 30, 2009 and March 31, 2009, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	September 30, 2009	March 31, 2009
Commercial and construction
Commercial business	$112,578	$127,150
Other real estate mortgage	449,405	447,652
Real estate construction	94,319	139,476
Total commercial and construction	656,302	714,278

Consumer
Real estate one-to-four family	88,862	83,762
Other installment	3,134	3,051
Total consumer	91,996	86,813

Total loans	748,298	801,091

Less: Allowance for loan losses	18,071	16,974
Loans receivable, net	$730,227	$784,117

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has historically not engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2009 and March 31, 2009, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2009	2008	2009	2008
Beginning balance	$17,776	$13,107	$16,974	$10,687
Provision for losses	3,200	7,200	5,550	9,950
Charge-offs	(2,916)	(4,190)	(4,515)	(4,538)
Recoveries	11	7	62	25
Ending balance	$18,071	$16,124	$18,071	$16,124

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$276	$299	$296	$337
Net change in allowance for unfunded loan commitments	8	(13)	(12)	(51)
Ending balance	$284	$286	$284	$286

Loans on which the accrual of interest has been discontinued were $36.1 million and $27.4 million at September 30, 2009 and March 31, 2009, respectively. Interest income foregone on non-accrual loans was $1.5 million and $853,000 during the six months ended September 30, 2009 and 2008, respectively.

At September 30, 2009 and March 31, 2009, impaired loans were $37.9 million and $28.7 million, respectively. At September 30, 2009 and March 31, 2009, $30.3 million and $25.0 million, respectively, of impaired loans had specific valuation allowances of $5.4 million and $4.3 million, respectively, while $7.6 million and $3.7 million, respectively, did not require a specific reserve.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $36.3 million and $24.3 million during the six months ended September 30, 2009 and the year ended March 31, 2009, respectively. The related amount of interest income recognized on loans that were impaired was $88,000 and $269,000 during the six months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there were no loans 90 days past due and still accruing interest.  At March 31, 2009, loans 90 days past due and still accruing interest were $187,000.

9.	FEDERAL HOME LOAN BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	September 30, 2009	March 31, 2009
Federal Home Loan Bank advances	$5,000	$37,850
Weighted average interest rate:	0.81%	2.02%

The FHLB borrowings at September 30, 2009 consisted of a single $5.0 million fixed rate advance, which is scheduled to mature during fiscal 2010.

10.	FEDERAL RESERVE BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	September 30, 2009	March 31, 2009
Federal Reserve Bank of San Francisco advances	$75,000	$85,000
Weighted average interest rate:	0.25%	0.25%

The Federal Reserve Bank of San Francisco (“FRB”) borrowings at September 30, 2009 consisted of three fixed rate advances of $10.0 million, $25.0 million and $40.0 million, respectively. These advances are scheduled to mature during fiscal 2010.

11.	JUNIOR SUBORDINATED DEBENTURE

At September 30, 2009, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section at September 30, 2009, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2009 and March 31, 2009, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at September 30, 2009 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.66%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.

12.	FAIR VALUE MEASUREMENT

Accounting guidance regarding fair value measurements defines fair value and establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The following definitions describe the categories used in the tables presented under fair value measurement.

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at September 30, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,210	$-	$-	$1,210
Agency securities	5,003	-	5,003	-
Municipal bonds	2,238	-	2,238	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	615	-	615	-
FHLMC mortgage-backed securities	2,718	-	2,718	-
FNMA mortgage-backed securities	64	-	64	-
Total recurring assets measured at fair value	$11,848	$-	$10,638	$1,210

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended September 30, 2009 (in thousands).  There were no transfers of assets in to Level 3 for the three and six months ended September 30, 2009.

	For the Three	For the Six
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
	Available for sale securities	Available for sale securities

Beginning balance	$1,123	$1,144
Transfers in to Level 3	-	-
Included in earnings (1)	(201)	(459)
Included in other comprehensive income	288	525
Balance at September 30, 2009	$1,210	$1,210

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active for market identical assets are available.  The fair value of investment securities included in Level 2 are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics.  Our Level 3 assets consist of a single pooled trust preferred security.  Due to the inactivity in the market for these types of securities, the Company determined the security is classified within Level 3 of the fair value hierarchy, and believes that significant unobservable inputs are required to determine the security’s fair value at the measurement date.  The Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was most representative of the security’s fair value.  Management used significant unobservable inputs that reflect its assumptions of what a market participant would use to price this security as of September 30, 2009.  Significant assumptions used by the Company as part of the income approach include selecting an appropriate discount rate, expected default rate and repayment assumptions.  We estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity.  We estimated the default rates and repayment assumptions based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.  In selecting its assumptions, the Company considered all available market information that could be obtained without undue cost or effort.

The following table represents certain loans and real estate owned where an analysis was performed to determine any changes in fair value for the six months ended September 30, 2009. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at September 30, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$24,754	$-	$-	$24,754
Real estate owned	11,194	-	-	11,194
Total nonrecurring assets measured at fair value	$35,948	$-	$-	$35,948

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impairment was measured by management based on a number of factors, including recent independent appraisals which were further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. A significant portion of the Company’s impaired loans is measured using the estimated fair market value of the collateral less estimated costs to sell.  From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral. The increase in loans identified for impairment was primarily due to the further deterioration of market conditions and the resulting decline in real estate values, which has specifically impacted many builders and developers. As of September 30, 2009, the Company had $37.9 million of impaired loans. The impaired loans were comprised of twelve commercial business loans totaling $7.8 million, thirteen land development loans totaling $14.1 million and nine speculative construction loans totaling $16.0 million. The $24.8 million fair market value represents seven loans that were remeasured for impairment during the six months ended September 30, 2009. The balance of these loans was $28.7 million and had specific allowances totaling $3.9 million. The Company has categorized its impaired loans as Level 3.

Real estate owned – The Company’s real estate owned (“REO”) is initially recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Fair value was generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Estimated costs to sell REO were based on standard market factors.  The valuation of REO is subject to significant external and internal judgment.  Management periodically reviews REO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  The Company has categorized its REO as Level 3.  As a result of the continued deterioration in the appraised values of its REO, as evidenced by current market conditions, the Company took write-downs of $305,000 through a charge to earnings for the six months ended September 30, 2009.  The $305,000 was taken during the first quarter of fiscal 2010, with no additional write-downs for the three months ended September 30, 2009.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition and presentation of OTTI. This guidance amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The literature provides for the bifurcation of OTTI into: (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income.  The Company elected to early adopt this guidance effective January 1, 2009 and has incorporated the guidance into preparing the Consolidated Financial Statements as of September 30, 2009.

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. Management is currently evaluating the potential impact of this guidance on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance on the requirements of disclosures about fair value of financial instruments. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2009		March 31, 2009
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$18,513	$18,513	$19,199	$19,199
Investment securities held to maturity	523	562	529	552
Investment securities available for sale	8,451	8,451	8,490	8,490
Mortgage-backed securities held to maturity	406	410	570	572
Mortgage-backed securities available for sale	3,397	3,397	4,066	4,066
Loans receivable, net	730,227	648,470	784,117	733,436
Loans held for sale	180	180	1,332	1,332
Mortgage servicing rights	528	928	468	929

Liabilities:
Demand – savings deposits	375,010	375,010	392,389	392,389
Time deposits	287,484	291,219	277,677	281,120

FHLB advances	5,000	5,003	37,850	37,869
FRB advances	75,000	74,988	85,000	84,980
Junior subordinated debentures	22,681	14,052	22,681	12,702

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below.

Cash – Fair value approximates the carrying amount.

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes, where available.  The fair value of the trust preferred investment was determined using a discounted cash flow method.

Loans Receivable and Loans Held for Sale – At September 30, 2009 and March 31, 2009, because of the illiquid market for loans sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

Mortgage Servicing Rights – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At September 30, 2009, the MSRs fair value totaled $928,000, which was estimated using a range of prepayment speed assumptions values that ranged from 206 to 658.

Deposits – The fair value of deposits with no stated maturity such as non-interest-bearing demand deposits, interest checking, money market and savings accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

Federal Home Loan Bank Advances – The fair value for FHLB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FHLB.

Federal Reserve Bank Advances – The fair value for FRB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FRB.

Junior Subordinated Debentures – The fair value of the Debentures was based on the discounted cash flow method. The discount rate was estimated using rates currently available for the Debentures.

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of September 30, 2009 and March 31, 2009. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At September 30, 2009, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$3,031
Fixed-rate	3,152
Standby letters of credit	1,411
Undisbursed loan funds, and unused lines of credit	108,971
Total	$116,565

At September 30, 2009, the Company had firm commitments to sell $180,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At September 30, 2009, loans under warranty totaled $114.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

16.	SUBSEQUENT EVENTS

On October 22, 2009, the Company filed a registration statement in connection with a proposed public offering of its common stock. The net proceeds from the proposed offering may be used by the Company for general corporate purposes, which may include without limitation, providing capital to support the Bank’s growth and strengthen its regulatory capital ratios.

Management has reviewed events occurring through October 30, 2009, the date the financial statements were issued and no other subsequent events occurred requiring accrual or disclosure.

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

Recent Developments

In January 2009, the Bank entered into a MOU with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of September 30, 2009, the Bank’s leverage ratio was 10.20% (2.20% over the new required minimum) and its risk-based capital ratio was 12.42% (0.42% over the new required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses (ALLL); (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

The Company also entered into a separate MOU agreement with the OTS.  Under the agreement, the Company must, among other things support the Bank’s compliance with its MOU issued in January 2009.  The MOU also requires the Bank to: (a) provide notice to and obtain written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the OTS prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit to the OTS within prescribed time periods an operations plan and a consolidated capital plan that respectively addresses the Company’s ability to meet its financial obligations through December 2012 and how the Bank will maintain capital ratios mandated by its MOU.

The Board and Company management do not believe that either of these agreements will constrain the Bank’s business plan and furthermore, believes that the Company and the Bank are currently in compliance with all of the requirements of these agreements except for providing the consolidated operations plan and the consolidated capital plan which are not yet due pursuant to the timeframe set forth in the MOU. Management believes that the primary reason the Company and the Bank were requested to enter into a MOU with the OTS was due to the uncertain economic conditions currently affecting the financial industry.

Executive Overview

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which continued into 2009, has negatively affected the economy in our market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting our construction real estate and land acquisition and development loans, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing its lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting its balance sheet by reducing loans receivable, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular commercial real estate and commercial loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions.

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial and construction loans have grown to 87.71% of the loan portfolio at September 30, 2009, increasing the risk profile of the total loan portfolio. The Company continues its strategy of controlling balance sheet growth in order to improve its regulatory capital ratios as well as the targeted reduction of residential construction related loans. Speculative construction loans represent $35.5 million of the residential construction portfolio at September 30, 2009. These loan balances are down 24.6% from the previous linked quarter and 46.7% from a year ago.  Our residential construction loans decreased 26.3% from prior quarter and 49.6% from September 30, 2008.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages growth while including a significant amount of commercial and commercial real estate loans in its portfolio. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At September 30, 2009, checking accounts totaled $157.0 million, or 23.7% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with seventeen branches including ten in Clark County, two in the Portland metropolitan area and four lending centers.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. In-house processing of checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at all of its branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. The Bank has formed a cash management team with an emphasis on improving the Bank’s cash management product line for its commercial customers. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. The Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers during fiscal 2009. Through the CDARS program, customers can access FDIC insurance up to $50 million. The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently. In December 2008, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a “referral bank”, was earned by a third party.  In the first quarter of fiscal 2010, the Company began participating in the MoneyPass Network, which allows our customers access to over 16,000 ATMs across the country free of charge.

The Company also operates a trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver, Washington.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

Prior to 2008, national real estate and home values increased substantially as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans). That strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction. The national and regional residential lending market, however, experienced a notable slowdown in 2008, which has continued into 2009, and loan delinquencies and foreclosure rates have increased. Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. During the quarter-ended September 30, 2009, the local economy has remained under pressure but recently has shown signs that the recession is moderating. Unemployment in Clark County decreased to 11.9% in September 2009 compared to a high of 13.2% in August 2009 and 12.6% in June 2009.  Home values in the Company’s market area have begun to stabilize after decreasing during the past fiscal year. Home values at September 30, 2009 remained lower than home values in 2008, due in large part to an increase in volume of foreclosures and short sales, but have increased slightly since June 2009. Inventory levels have fallen to 7.6 months at September 2009, compared to 10.4 months at September 2008. Closed home sales in Clark County increased 20% in September 2009 compared to September 2008.  Closed home sales in Portland increased 10% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. Commercial vacancy rates in Clark County increased as of September 30, 2009 compared to prior years. During the past 18 months, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications of potential further increased loan delinquencies and defaults. In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

In its continuing effort to reduce controllable costs, the Company has reduced the number of full-time equivalent employees from 264 at September 30, 2008 to 245 at September 30, 2009 and made the decision to close its downtown Portland branch as of October 2, 2009. This branch was acquired as part of the Company’s acquisition of American Pacific Bank in 2005. The decision to close this branch was primarily due to the expiration of the lease coupled with the low transaction volume at this location. Due to the Company’s proactive efforts in working with its deposit customers, along with existing bank products including remote deposit capture and Internet Banking, the Company anticipates the majority of its deposit accounts will be absorbed within the Company’s existing branch network. In addition, the Company made the decision to close its loan production office in Clackamas, Oregon. All employees at both of these locations were transferred to other positions within the Company. As a result of the reduction in personnel and closure of the offices we will save approximately $1.3 million per year.

The Company also recently announced the filing of a registration statement in connection with a proposed public offering of its common stock. The net proceeds from the proposed offering may be used by the Company for general corporate purposes which may include without limitation, providing capital to support the Bank’s growth, including the origination of, commercial real estate and commercial loans in its market area. The Bank may also use the proceeds to strengthen its regulatory capital ratios, which may include without limitation, providing capital to support the Bank’s growth, including the origination of, commercial real estate and commercial loans in its market area.

Financial Highlights.  Net income for the three months ended September 30, 2009 was $202,000, or $0.02 per diluted share, compared to net loss of $4.2 million, or $0.39 per diluted share, for the three months ended September 30, 2008. Net interest income after provision for loan losses increased $4.3 million to $5.7 million for the three months ended September 30, 2009 compared to $1.4 million for the same quarter last year. Non-interest income increased for the quarter-ended September 30, 2009 compared to the same quarter last year due to the recognition of $3.4 million in other than temporary impairment (“OTTI”) charge during the three months ended September 30, 2008 compared to $201,000 OTTI charged for the three months ended September 30, 2009. Non-interest expense increased $559,000 to $7.3 million for the three months ended September 30, 2009 compared to $6.7 million for the same quarter last year.  The $559,000 increase was due to increases in the FDIC insurance premiums of $288,000 and additional professional fees and cost associated with REO properties of $389,000, partially offset by decreases in compensation expense, marketing, and occupancy expense.

Net income for the six months ended September 30, 2009 was $545,000, or $0.05 per basic share ($0.05 per diluted share), compared to a net loss of $3.4 million, or $0.32 per basic share ($0.32 per diluted share) for the six months ended September 30, 2008.

The annualized return on average assets was 0.09% for the three months ended September 30, 2009, compared to (1.86)% for the three months ended September 30, 2008. For the same periods, the annualized return on average common equity was 0.88% compared to (17.66)%, respectively.  The efficiency ratio was 67.87% for the second quarter of fiscal 2010 compared to 91.53% for the same period last year.  The decrease in the efficiency ratio was primarily a result of a $3.4 million non-cash OTTI charge recognized during the three months ended September 30, 2008 compared to a $201,000 non-cash OTTI charge recognized during the three months ended September 30, 2009 for the same investment security.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2009	(in thousands)

Commercial business	$112,578	$-	$-	$112,578
Commercial construction	-	-	51,980	51,980
Office buildings	-	89,801	-	89,801
Warehouse/industrial	-	39,714	-	39,714
Retail/shopping centers/strip malls	-	79,932	-	79,932
Assisted living facilities	-	35,156	-	35,156
Single purpose facilities	-	91,322	-	91,322
Land	-	84,681	-	84,681
Multi-family	-	28,799	-	28,799
One-to-four family construction	-	-	42,339	42,339
Total	$112,578	$449,405	$94,319	$656,302

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2009	(in thousands)

Commercial business	$127,150	$-	$-	$127,150
Commercial construction	-	-	65,459	65,459
Office buildings	-	90,621	-	90,621
Warehouse/industrial	-	40,214	-	40,214
Retail/shopping centers/strip malls	-	81,233	-	81,233
Assisted living facilities	-	26,743	-	26,743
Single purpose facilities	-	88,574	-	88,574
Land	-	91,873	-	91,873
Multi-family	-	28,394	-	28,394
One-to-four family construction	-	-	74,017	74,017
Total	$127,150	$447,652	$139,476	$714,278

Comparison of Financial Condition at September 30, 2009 and March 31, 2009

Cash, including interest-earning accounts, totaled $18.5 million at September 30, 2009, compared to $19.2 million at March 31, 2009.

Investment securities available for sale totaled $8.5 million at September 30, 2009 and March 31, 2009. During the quarter, the Company recognized a non-cash OTTI charge on an investment security of $201,000. The investment security is a trust preferred pooled security with a fair market value of $1.2 million secured by the debentures issued by bank holding companies. For the six months ended September 30, 2009, the Company recognized a total of $459,000 in OTTI charges on this investment security. The Company reviews investment securities for the presence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. Management believes it is possible that a substantial portion of the principal and interest will be received and the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis. The Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports. In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuer’s financial condition including capital levels, nonperforming assets amounts, loan loss reserve levels, and portfolio composition and concentrations. Management does not believe that the recognition of this OTTI charge has any other implications for the Company’s business fundamentals or its outlook.  For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 2.

Loans receivable, net, totaled $730.2 million at September 30, 2009, compared to $784.1 million at March 31, 2009, a decrease of $53.9 million due primarily to the Company’s planned balance sheet restructuring strategy, which includes reducing the loan portfolio to preserve capital and liquidity. Loan originations totaling $46.6 million during the current quarter ended September 30, 2009 were entirely offset by scheduled maturities and pay downs on loans as well as the transfer of certain loans to REO. The Company continued to focus on growing commercial real estate loans. The total commercial real estate loan portfolio was $335.9 million as of September 30, 2009, compared to $327.4 million as of March 31, 2009. Of this total, 29% are owner occupied, and 71% are non-owner occupied as of September 30, 2009. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option ARM, teaser, or sub-prime residential real estate loans in its portfolio.

Deposit accounts totaled $662.5 million at September 30, 2009, compared to $670.1 million at March 31, 2009. The decline in total deposits was attributable to the repayment of $19.9 million of brokered deposits and $25.8 million in deposits from RAMCorp. The Company had no wholesale-brokered deposits in its deposit mix as of September 30, 2009. Customer branch deposits increased $26.6 million from March 31, 2009 to September 30, 2009 despite the general downturn in the real estate market as well as the overall economy. Core deposits (comprised of checking, savings and money market accounts) account for 56.6% of total deposits at September 30, 2009, compared to 58.6% at March 31, 2009. The Company continues to focus on the growth of its core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FHLB and FRB advances totaled $5.0 million and $75.0 million, respectively, at September 30, 2009 and $37.9 million and $85.0 million, respectively, at March 31, 2009. The $42.9 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, coupled with the planned decrease in loan balances. The decision to shift the Company’s borrowings to the FRB was a result of the lower cost of FRB borrowings as compared to those from the FHLB.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $904,000 to $89.6 million at September 30, 2009 from $88.7 million at March 31, 2009.  The increase in equity was mainly attributable to net income of $545,000 for the six months ended September 30, 2009.  Earned ESOP shares, stock based compensation expense and the net tax effect of adjustments to securities comprised the remaining increase.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, Tier I capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below).  Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2009.

As of September 30, 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier 1 capital to risk-weighted assets, Tier 1 capital to adjusted tangible assets and tangible capital to tangible assets (set forth in the table below). In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS which requires, among other things, the Bank to develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  These higher capital requirements will remain in effect until the MOU is terminated.

The Bank’s actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,984	12.42%	$61,163	8.0%	$76,454	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	85,389	11.17	30,582	4.0	45,872	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	85,389	10.20	33,473	4.0	41,841	5.0
Tangible Capital:
(To Tangible Assets)	85,389	10.20	12,552	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,654	11.46%	$66,080	8.0%	$82,599	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,300	10.21	33,040	4.0	49,560	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,300	9.50	35,502	4.0	44,377	5.0
Tangible Capital:
(To Tangible Assets)	84,300	9.50	13,313	1.5	N/A	N/A

Liquidity

Liquidity is essential to our business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Total deposits were $662.5 million at September 30, 2009 compared to $670.1 million at March 31, 2009. Customer branch deposits increased $26.6 million since March 31, 2009. In addition, the growth in our loan portfolio over the past several years surpassed the growth in our deposit accounts; as a result, the Company has increased its use of secured borrowings from the FHLB and FRB. Most recently, the Company has focused on reducing its use of secured borrowings. During the past quarter, the Company reduced its FHLB and FRB borrowings by $70 million.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, Pacific Coast Banker’s Bank and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. During the quarter ended June 30, 2009, the Company enrolled in an Internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. As of September 30, 2009, the Company had deposits totaling $17.2 million through this listing service.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2009, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 2009, cash totaled $18.5 million, or 2.1% of total assets.

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2009, advances from the FRB totaled $75.0 million and the Bank had additional borrowing capacity of $101.7 million from the FRB, subject to sufficient collateral. At September 30, 2009, the Bank also had $5.0 million in outstanding advances from the FHLB of Seattle under an available credit facility of $191.8 million, limited to sufficient collateral and stock investment. Borrowing capacity may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank. The Bank had no borrowings outstanding under this credit arrangement at September 30, 2009.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At September 30, 2009, the Company did not have any wholesale-brokered deposits. The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS balance was $27.9 million, or 4.2% of total deposits, and $22.2 million, or 3.3% of total deposits, at September 30, 2009 and March 31, 2009, respectively. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits. In the first quarter of fiscal 2010, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS deposits, to no more than 10% of total deposits. There can be no assurance that CDARS deposits will be available for the Bank to offer its customers in the future. The combination of all the Bank’s funding sources, gives the Bank additional available liquidity of $346.0 million, or 40.1% of total assets, at September 30, 2009.

Under the Temporary Liquidity Guarantee Program, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. The Bank has elected to participate in this program at an additional cost to the Bank. Other deposits maintained at the Bank are also insured by the FDIC up to $250,000 per account owner through December 31, 2013.

At September 30, 2009, the Company had commitments to extend credit of $116.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $241.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $233.2 million at September 30, 2009.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. To the extent the Bank cannot pay dividends to the Company, the Company may be forced to defer interest payments on its Debentures, which in turn, would restrict the Company’s ability to pay dividends on its common stock.

Asset Quality

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Commercial and commercial real estate loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for any unrecoverable accrued interest is established and charged against operations. Typically, payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. All of the loans on non-accrual status as of September 30, 2009 were categorized as classified loans.

The allowance for loan losses was $18.1 million or 2.41% of total loans at September 30, 2009 and $17.0 million or 2.12% of total loans at March 31, 2009. The increased balance in the allowance for loan losses was due to higher levels of nonperforming and classified loans. Classified loans were $53.8 million at September 30, 2009 compared to $37.3 million at March 31, 2009. The increase was primarily attributable to two builder and developers with loans totaling $9.8 million and one real estate construction loan totaling $5.9 million. Nonperforming loans decreased $5.0 million during the quarter primarily as a result of the transfer of $7.7 million in loans into REO. The coverage ratio of allowance for loan losses to nonperforming loans at September 30, 2009 was 50.08% compared to 61.57% at March 31, 2009. This coverage ratio decreased as more of the nonperforming loan balances have been reduced to expected recovery values as a result of specific impairment analysis performed on these loans and related charge-offs. At September 30, 2009, the Company identified $33.3 million, or 92.3% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $4.4 million, or 13.2% of the nonperforming loans which a specific analysis was performed. Due to the results of these specific valuation analyses, the increase in the Company’s allowance for loan losses did not increase proportionately to the increase in the nonperforming loan balances. The Company believes the low amount of specific reserves required for these nonperforming loans reflects not only the Bank’s underwriting standards, but also recent loan charge-offs. Management believes the allowance for loan losses at September 30, 2009 was adequate to cover probable credit losses existing in the loan portfolio at that date.

The problem loans identified by the Company largely consist of land acquisition and development loans. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of September 30, 2009, the Company had identified $37.9 million of impaired loans. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. Of those impaired loans, $7.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs. The remaining $30.3 million have specific valuation allowances totaling $5.4 million. Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter.  Management also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or fair value, which are determined by management based on a number of factors, including recent appraisals which are further reduced for estimated selling costs or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. When the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. At September 30, 2009, the Company had impaired loans of $37.9 million with a specific valuation allowance for such loans of $5.4 million.

Generally, when a loan secured by real estate is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation by a third party appraiser that is reviewed by the Company. Subsequently, the asset is appraised annually by a third party appraiser. The evaluation may occur more frequently if management determines that there is an indication that the market value may have declined. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan losses or by designating a specific reserve in accordance with GAAP.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $56.6 million or 6.55% of total assets at September 30, 2009 compared to $41.7 million or 4.57% of total assets at March 31, 2009. Land acquisition and development loans and speculative construction loans, represent $25.9 million, or 71.8%, of the total nonperforming loan balance at September 30, 2009. The $36.1 million balance of non-accrual loans consists of fifty-seven loans to thirty-five borrowers, which includes eighteen commercial business loans totaling $8.1 million, sixteen land acquisition and development loans totaling $14.5 million (the largest of which was $2.4 million), one multi-family loan totaling $169,000, nine real estate construction loans totaling $11.4 million and thirteen residential real estate loans totaling $1.9 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $1.4 million to a Washington borrower who has property located in Southern California.

The $20.5 million balance of REO is comprised of thirty-eight properties limited to twenty-four lending relationships. These properties consist of ten single-family homes totaling $2.8 million, twenty-three residential building lots totaling $2.7 million, three finished subdivision properties totaling $4.3 million, one land development property totaling $5.0 million and one condominium project totaling $5.7 million. All of these properties are located in the Company’s primary market area.

The following table sets forth information regarding the Company’s nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of the accounting guidance on troubled debt restructuring.

	September 30, 2009	March 31, 2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$8,124	$6,018
Other real estate mortgage	14,685	7,316
Real estate construction	11,411	12,720
Real estate one-to-four family	1,865	1,329
Total	36,085	27,383
Accruing loans which are contractually past due 90 days or more	-	187
Total nonperforming loans	36,085	27,570
REO	20,482	14,171
Total nonperforming assets	$56,567	$41,741
Total nonperforming loans to total loans	4.82%	3.44%
Total nonperforming loans to total assets	4.18	3.02
Total nonperforming assets to total assets	6.55	4.57

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2009	(Dollars in thousands)

Commercial business	$50	$3,187	$4,887	$-	$-	$8,124
Commercial real estate	-	-	-	-	-	-
Land	-	2,640	10,429	67	1,380	14,516
Multi-family	-	-	-	169	-	169
Commercial construction	-	-	-	31	-	31
One-to-four family construction	5,917	3,322	2,141	-	-	11,380
Real estate one-to-four family	472	-	1,324	69	-	1,865
Consumer	-	-	-	-	-	-
Total nonperforming loans	6,439	9,149	18,781	336	1,380	36,085
REO	449	7,454	7,197	5,382	-	20,482
Total nonperforming assets	$6,888	$16,603	$25,978	$5,718	$1,380	$56,567

The composition of the speculative construction and land development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2009			(In thousands)

Land development	$6,711	$6,835	$61,575	$2,299	$7,261	$84,681
Speculative construction	12,783	6,857	14,143	1,696	-	35,479
Total speculative and land construction	$19,494	$13,692	$75,718	$3,995	$7,261	$120,160

Other loans of concern totaled $17.7 million at September 30, 2009 compared to $10.1 million at March 31, 2009. The $17.7 million consists of four real estate construction loans totaling $7.7 million, twelve commercial business loans totaling $4.2 million, one commercial real estate loans totaling $62,000, seven land acquisition loans totaling $5.7 million and one multi-family real estate loan totaling $41,000. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At September 30, 2009, loans delinquent 30 - 89 days were 1.97% of total loans compared to 1.53% for the linked quarter and 1.94% at March 31, 2009. At September 30, 2009, the delinquency rate in our commercial business (C&I) portfolio was 1.49%. The delinquency rate in our commercial real estate (CRE) portfolio was 0.23%, representing two loans for $775,000. CRE loans represent the largest portion of our loan portfolio at 44.9% of total loans and C&I loans represent 15.1% of total loans. The delinquency rate for our one-to-four family construction loan portfolio was 5.71%. The delinquency rate for our HELOC portfolio was 0.16%. The Company has prepared a comprehensive Classified Asset Reduction Plan detailing its strategy to reduce its level of classified assets.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has one reporting unit, the Bank, for purposes of computing goodwill. All of the Company’s goodwill has been allocated to this single reporting unit. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of such assets and could have a material impact on the Company’s Consolidated Financial Statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. We validate our estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach. Goodwill was $25.6 million at September 30, 2009 and March 31, 2009. An interim impairment test was not deemed necessary as of September 30, 2009 due to there not being a significant change in the reporting unit’s assets or liabilities, the amount that the fair value exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the carrying amount of the reporting unit is remote. As of September 30, 2009, the Company has not recognized any impairment loss on the recorded goodwill.

Even though the Company determined that there was no goodwill impairment during the second quarter of fiscal 2010, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

It is possible that changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill. If the Company recorded an impairment charge, its financial position and results of operations would be adversely affected, however, such an impairment charge would have no impact on our liquidity, operations or regulatory capital.

Fair Value of Level 3 Assets

The Company fair values certain assets that are classified as Level 3 under the fair value hierarchy established by accounting guidance. These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. These Level 3 financial assets include certain available for sale securities and loans measured for impairment, for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model. Under these circumstances, the fair values of these Level 3 financial assets are determined using pricing models, discounted cash flow methodologies, valuation in accordance with accounting guidance related to accounting by creditors for impairment of a loan or similar techniques, for which the determination of fair value requires significant management judgment or estimation.

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

At September 30, 2009, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired at September 30, 2009. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured by management based on a number of factors, including recent independent appraisals which are further reduced for estimated selling cost or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2009 and 2008

Net Interest Income. The Company’s profitability depends primarily on its net interest income, which is the difference between the income it receives on interest-earning assets and the interest paid on deposits and borrowings. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Net interest income for the three and six months ended September 30, 2009 was $8.9 million and $17.6 million, respectively, representing an increase of $271,000 and $584,000, respectively, for the same three and six months ended September 30, 2008. Average interest-earning assets to average interest-bearing liabilities decreased to 114.95% for the three-month period ended September 30, 2009 compared to 115.57% in the same prior year period. The net interest margin for the three and six months ended September 30, 2009 was 4.35% and 4.30%, respectively, compared to 4.18% and 4.19%, respectively for the three and six months ended September 30, 2008.

The Company’s balance sheet interest rate sensitivity achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. However, due to a number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. Generally, in a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. As a result of the Federal Reserve’s 200 basis point reduction in the short-term federal funds rate since March 2008, approximately 34% of the Company’s loans immediately repriced down 200 basis points. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. Recently, the Company has made progress in further reducing its deposit and borrowing costs resulting in improved net interest income. Further reductions will be reflected in future deposit offerings. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income. Interest income for the three and six months ended September 30, 2009, was $11.8 million and $23.7 million, respectively, compared to $13.7 million and $27.3 million for the same period in prior year. This represents a decrease of $1.9 million and $3.6 million for the three and six months ended September 30, 2009, respectively, compared to the same prior year periods. Interest income on loans receivable decreased primarily as a result of the Federal Reserve interest rate cuts described above as well as interest income reversals on nonperforming loans. During the three and six months ended September 30, 2009, the Company reversed $132,000 and $478,000, respectively, of interest income on nonperforming loans. The average balance of net loans decreased $18.8 million to $765.5 million for the three months ended September 30, 2009 from $784.2 million for the same period in prior years. The average balance of net loans increased $2.8 million to $778.4 million for the six months ended September 30, 2009 from $775.7 million for the same period in prior years. The yield on net loans was 6.03% and 5.98% for the three and six months ended September 30, 2009, respectively, compared to 6.79% and 6.88% for the same three and six months in the prior year.

Interest Expense. Interest expense decreased $2.2 million to $2.9 million for the three months ended September 30, 2009, compared to $5.1 million for the three months ended September 30, 2008. For the six months ended September 30, 2009, interest expense decreased $4.2 million to $6.1 million compared to $10.3 million for the same period in prior year. The decrease in interest expense is primarily attributable to the lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above. The weighted average interest rate on total deposits decreased to 1.71% and 1.82% for the three and six months ended September 30, 2009, respectively, from 2.75% and 2.83% for the same period in the prior year. The weighted average cost of FHLB and FRB borrowings, junior subordinated debenture and capital lease obligations decreased to 1.24% for the three months ended September 30, 2009 from 3.13% for the same period in the prior year. Beginning in January 2009, the Company began transitioning its borrowings to the FRB in an effort to reduce its borrowing costs; at September 30, 2009 substantially all of the Bank’s borrowings were with the FRB due to the substantially lower borrowing costs. For the six months ended September 30, 2009, the weighted average cost of the Company’s FRB borrowings was 0.29% compared to 1.25% for its FHLB borrowings.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$654,870	$10,179	6.17%	$664,179	$11,510	6.88%
Non-mortgage loans	110,600	1,460	5.24	120,048	1,915	6.33
Total net loans (1)	765,470	11,639	6.03	784,227	13,425	6.79

Mortgage-backed securities (2)	3,902	35	3.56	5,514	55	3.96
Investment securities (2)(3)	11,507	113	3.90	13,230	177	5.31
Daily interest-bearing assets	737	-	-	10,974	51	1.84
Other earning assets	32,057	26	0.32	8,523	40	1.86
Total interest-earning assets	813,673	11,813	5.76	822,468	13,748	6.63

Non-interest-earning assets:
Office properties and equipment, net	19,035			20,556
Other non-interest-earning assets	59,718			53,983
Total assets	$892,426			$897,007

Interest-bearing liabilities:
Regular savings accounts	$29,295	41	0.55	$27,533	38	0.55
Interest checking accounts	78,204	84	0.43	84,583	262	1.23
Money market deposit accounts	191,559	600	1.24	174,116	947	2.16
Certificates of deposit	269,486	1,723	2.54	262,509	2,553	3.86
Total interest-bearing deposits	568,544	2,448	1.71	548,741	3,800	2.75

Other interest-bearing liabilities	139,332	436	1.24	162,900	1,287	3.13
Total interest-bearing liabilities	707,876	2,884	1.62	711,641	5,087	2.84

Non-interest-bearing liabilities:
Non-interest-bearing deposits	86,844			82,612
Other liabilities	6,403			8,451
Total liabilities	801,123			802,704
Shareholders’ equity	91,303			94,303
Total liabilities and shareholders’ equity	$892,426			$897,007
Net interest income		$8,929			$8,661

Interest rate spread			4.14%			3.79%

Net interest margin			4.35%			4.18%
Ratio of average interest-earning assets to average
interest-bearing liabilities			114.95%			115.57%
Tax equivalent adjustment (3)		$16			$19

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

	Six Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$663,771	$20,368	6.12%	$659,343	$23,008	6.96%
Non-mortgage loans	114,667	2,981	5.19	116,338	3,741	6.41
Total net loans (1)	778,438	23,349	5.98	775,681	26,749	6.88

Mortgage-backed securities (2)	4,118	75	3.63	5,747	116	4.03
Investment securities (2)(3)	11,684	259	4.42	10,554	282	5.33
Daily interest-bearing assets	1,465	1	0.14	11,012	106	1.92
Other earning assets	21,826	39	0.36	8,449	78	1.84
Total interest-earning assets	817,531	23,723	5.79	811,443	27,331	6.72

Non-interest-earning assets:
Office properties and equipment, net	19,220			20,727
Other non-interest-earning assets	64,268			55,525
Total assets	$901,019			$887,695

Interest-bearing liabilities:
Regular savings accounts	$28,933	80	0.55	$27,243	75	0.55
Interest checking accounts	84,185	203	0.48	89,572	598	1.33
Money market deposit accounts	187,486	1,245	1.32	178,399	1,984	2.22
Certificates of deposit	263,854	3,614	2.73	261,935	5,249	4.00
Total interest-bearing deposits	564,458	5,142	1.82	557,149	7,906	2.83

Other interest-bearing liabilities	152,799	956	1.25	147,993	2,380	3.21
Total interest-bearing liabilities	717,257	6,098	1.70	705,142	10,286	2.91

Non-interest-bearing liabilities:
Non-interest-bearing deposits	86,233			79,334
Other liabilities	6,635			8,563
Total liabilities	810,125			793,039
Shareholders’ equity	90,894			94,656
Total liabilities and shareholders’ equity	$901,019			$887,695
Net interest income		$17,625			$17,045

Interest rate spread			4.09%			3.81%

Net interest margin			4.30%			4.19%
Ratio of average interest-earning assets to average interest-
bearing liabilities			113.98%			115.08%
Tax equivalent adjustment (3)		$32			$36

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended September 30, 2009 compared to the periods-ended September 30, 2008. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(159)	$(1,172)	$(1,331)	$154	$(2,794)	$(2,640)
Non-mortgage loans	(143)	(312)	(455)	(54)	(706)	(760)
Mortgage-backed securities	(15)	(5)	(20)	(30)	(11)	(41)
Investment securities (1)	(21)	(43)	(64)	28	(51)	(23)
Daily interest-bearing	(24)	(27)	(51)	(51)	(54)	(105)
Other earning assets	40	(54)	(14)	58	(97)	(39)
Total interest income	(322)	(1,613)	(1,935)	105	(3,713)	(3,608)

Interest Expense:
Regular savings accounts	3	-	3	5	-	5
Interest checking accounts	(19)	(159)	(178)	(34)	(361)	(395)
Money market deposit accounts	88	(435)	(347)	97	(836)	(739)
Certificates of deposit	66	(896)	(830)	38	(1,673)	(1,635)
Other interest-bearing liabilities	(165)	(686)	(851)	75	(1,499)	(1,424)
Total interest expense	(27)	(2,176)	(2,203)	181	(4,369)	(4,188)
Net interest income	$(295)	$563	$268	$(76)	$656	$580

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and six months ended September 30, 2009 was $3.2 million and $5.6 million, respectively, compared to $7.2 million and $10.0 million, respectively, for the same period in the prior year. The decrease in the provision for loan losses was the result of the decrease in the average balance of the loan portfolio, stabilization of credit metrics and the impact of the ongoing analysis by management. However, the loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the current ongoing economic conditions and the slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values and slower loan sales have significantly impacted the borrower’s liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land development loans, as well as additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.41% at September 30, 2009, compared to 2.05% at September 30, 2008.

Net charge-offs for the three and six months ended September 30, 2009 were $2.9 million and $4.5 million, respectively, compared to $4.2 million and $4.5 million for the same period last year. Annualized net charge-offs to average net loans for the six-month period ended September 30, 2009 was 1.14% compared to 1.16% for the same period in the prior year. The charge-offs for the six-month period was primarily attributable to one condominium construction loan and three commercial loans totaling $2.9 million. Nonperforming loans increased to $36.1 million at September 30, 2009 compared to $27.6 million at March 31, 2009. The ratio of allowance for loan losses to nonperforming loans decreased to 50.08% at September 30, 2009 compared to 61.57% at March 31, 2009. The allowance for loan losses as a percentage of nonperforming loans decreased as more of the nonperforming loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs. The provision for loans losses did not increase proportionately to the increase in nonperforming assets due to the value of the underlying collateral securing these loans and the results of the specific valuation analyses performed by the Company. See “Asset Quality” included in Item 2 for additional information related to asset quality that management considers in determining the provision for loan losses.

At September 30, 2009, management’s analysis placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company also considered the effects of declining home values and slower home sales. At September 30, 2009, the Company’s residential construction and land development loan portfolios were $42.3 million and $84.7 million, respectively. Substantially all of the loans in these two portfolios are located in the Company’s market area. The delinquency rate for the residential construction and land development portfolios was 5.71% and 9.45%, respectively. For the six months ended September 30, 2009, the charge-off ratio for the residential construction and land development portfolios was 8.09% and 0.27%, respectively. Based on its comprehensive analysis, management deemed the allowance for loan losses of $18.1 million at September 30, 2009 (2.41% of total loans and 50.08% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income increased $3.0 million for the six months ended September 30, 2009 compared to the same prior year period. A $3.0 million decrease in the OTTI charge taken on an investment security accounts for a majority of the increase between the periods. Gain on sales of loans held for sale increased $427,000 for the six months ended September 30, 2009 compared to the same period in prior year. In addition, asset management fees decreased $197,000 for the six months ended September 30, 2009 compared to the same period in prior year as a result of the decrease in assets under management by RAMCorp. from $325.5 million at September 30, 2008 to $276.9 million at September 30, 2009. This decrease in assets under management is primarily attributable to the downturn in the markets and the general economy during the past 12-18 months. Mortgage loan fees, included in fees and service charges, were $524,000 for the six months ended September 30, 2009 a decrease of $23,000 from the same period in prior year.

Non-Interest Expense. Non-interest expense increased $559,000 and $1.9 million for the three and six months ended September 30, 2009, respectively, compared to the same prior year periods. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate business activity. FDIC insurance premiums for the six months ended September 30, 2009 increased $869,000 over the same period in prior year, reflecting the FDIC’s higher assessment rates for 2009 and a $417,000 special assessment charge in the first quarter of fiscal 2010. The increase was also a result of $1.0 million in REO expenses as well as the increase in professional fess primarily associated with nonperforming assets.

Income Taxes. The provision for income taxes was $39,000 and $141,000 for the three and six months ended September 30, 2009, respectively, compared to an income tax benefit of $2.4 million and $2.0 million for the three and six months ended September 30, 2008, respectively. The effective tax rate for three and six months ended September 30, 2009 was 16.2% and 20.6%, respectively, compared to 36.2% and 37.5%, respectively, for the three and six months ended September 30, 2008. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. The impact of these items was more pronounced on the Company’s effective tax rate for the three and six months ended September 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2009 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2009 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2009, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

The Company and the Bank each are required to comply with the terms of memoranda of understanding issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In January 2009, the OTS determined that the Bank required special supervisory attention and entered into a Memorandum of Understanding or MOU with the Bank. Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%. In addition, the MOU requires the Bank to provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend and to develop a plan of reducing its classified assets.

On June 9, 2009 the OTS issued a Supervisory Letter Directive or SLD to the Bank that restricts the Bank’s brokered deposits (including CDARS) to 10% of total  deposits.

In October 2009 the Company entered into a separate MOU with the OTS that restricts the Company from paying a dividend or making a capital distribution without the prior written non-objection of the OTS.  The Company is prohibited from incurring or renewing any debt. In addition, the MOU requires The Company to develop an operations plan through calendar year 2012.

The MOUs and SLD will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that the Company or the Bank were not in compliance with their respective MOUs, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the MOU. The OTS may determine, however, in its sole discretion that the issues raised by the MOUs have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the Company’s business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock as well as its financial condition and results of operations.

The current economic recession in the market areas the Company serves may continue to adversely impact its earnings and could increase the credit risk associated with its loan portfolio.

Substantially all of the Company’s loans are to businesses and individuals in the states of Washington and Oregon. A continuing decline in the economies of the seven counties in which it operates, including the Portland, Oregon metropolitan area, which it considers to be its primary market areas, could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates. A further deterioration in economic conditions in the market areas the Company serves could result in the following consequences, any of which could have a materially adverse impact on the Company business, financial condition and results of operations: loan delinquencies, problem assets and foreclosures may increase; demand for the Company’s products and services may decline; collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and the amount of the Company’s low-cost or non-interest bearing deposits may decrease.

The Company’s emphasis on commercial real estate lending may expose it to increased lending risks.

The Company’s current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In the Company’s primary market of southwest Washington and northwest Oregon, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. Many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss.

These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of the Company’s commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate and construction loans is not readily liquid, so the Company has less opportunity to mitigate credit risk by selling part or all of the Company’s interest in these loans.  Accordingly, if the Company forecloses on a commercial or multi-family real estate loan, the Company’s holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with the Company’s residential or consumer loan portfolios.

The level of the Company’s commercial real estate loan portfolio may subject it to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. The Company has concluded that it has a concentration in commercial real estate lending under the foregoing standards. While the Company believes it has implemented policies and procedures with respect to its commercial real estate loan portfolio consistent with this guidance, bank regulators could require the Bank to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to the Company.

Repayment of the Company’s commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company’s commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial  loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The Company’s business may be adversely affected by credit risk associated with residential property.

One-to-four single-family mortgage loans and home equity lines of credit are generally sensitive to regional and local economic conditions that may significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington and Oregon housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that the Company would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for the Company’s products and services, or lack of growth or a decrease in deposits. These potential negative events may cause the Company to incur losses, adversely affect its capital and liquidity, and damage its financial condition and business operations.

The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Lending money is a substantial part of the Company’s business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan; the duration of the loan; the credit history of a particular borrower; and changes in economic and industry conditions.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which it believes is appropriate to provide for probable losses in the Company’s loan portfolio. The amount of this allowance is determined by the Company’s management through periodic reviews and consideration of several factors, including, but not limited to: the Company’s general reserve, based on its historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and the Company’s specific reserve, based on its evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the Company’s loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and loss and delinquency experience, and evaluates economic conditions and makes significant estimates of current credit risks and future trends, all of which may undergo material changes. If the Company’s estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in the need for additions to the allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on the Company’s financial condition, results of operations and its capital.

If the Company’s investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if the Company is required to increase its valuation reserves, the Company’s earnings could be reduced.

The Company obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period.  Its net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If the valuation process is incorrect, the fair value of the Company’s investments in real estate may not be sufficient to recover its NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to the Company’s investments in real estate could have a material adverse effect on its financial condition and results of operations.

In addition, bank regulators periodically review the Company’s REO and may require it to recognize further charge-offs.  Any increase in the Company’s charge-offs, as required by such regulators, may have a material adverse effect on its financial condition and results of operations.

Fluctuating interest rates can adversely affect the Company’s profitability.

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  The Company principally manages interest rate risk by managing its volume and mix of earning assets and funding liabilities. In a changing interest rate environment, the Company may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) the Company’s ability to originate and/or sell loans; (2) the value of the Company’s interest-earning assets, which would negatively impact shareholders’ equity, and its ability to realize gains from the sale of such assets; (3)

the Company’s ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of the Company’s borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.  If the Company is unable to manage interest rate risk effectively, its business, financial condition and results of operations could be materially harmed.

Additionally, a substantial majority of the Company’s real estate secured loans held are adjustable-rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

Increases in deposit insurance premiums and special FDIC assessments will hurt the Company’s earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased the Company’s deposit insurance costs and negatively impacted its earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt the Company’s earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact the Company’s earnings as the payment would be expensed over time.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition, growth and prospects.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company relies on customer deposits and advances from the FHLB of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund its operations. Although the Company has historically been able to replace maturing deposits and advances if desired, it may not be able to replace such funds in the future if, among other things, the Company’s financial condition, the financial condition of the FHLB or FRB, or market conditions change. The Company’s access to funding sources in amounts adequate to finance its activities or the terms of which are acceptable could be impaired by factors that affect the Company specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity as a result of a downturn in the Washington or Oregon markets where its loans are concentrated or adverse regulatory action against it.  In addition, the OTS has limited the Company’s ability to use brokered deposits as a source of liquidity by restricting them to not more than 10% of total deposits.

The Company’s financial flexibility will be severely constrained if it was unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although the Company considers its sources of funds adequate for its liquidity needs, the Company may seek additional debt in the future to achieve its long-term business objectives. Additional borrowings, if sought, may not be available to the Company or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, the Company’s financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Company may not incur additional debt without the prior written non-objective of the OTS.  Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, its revenues may not increase proportionately to cover its costs.

A general decline in economic conditions may adversely affect the fees generated by the Company’s asset management company.

To the extent the Company’s asset management clients and their assets become adversely affected by weak economic and stock market conditions, they may choose to withdraw the amount of assets managed by the Company and the value of their assets may decline. The Company’s asset management revenues are based on the value of the assets managed. If clients withdraw assets or the value of their assets decline, the revenues generated by the Riverview Asset Management Corp. will be adversely affected.

The Company’s growth or future losses may require it to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations.  The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial condition and performance. Accordingly, the Company cannot make assurances that it will be able to raise additional capital if needed on terms that are acceptable to it, or at all. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict its ability to foreclose on single-family home loans and offer overdraft protection.

The Company and the Bank is subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of the Company’s common stock. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products it may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of Washington and Oregon in the future. These laws may further restrict the Company’s collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in the Company’s non-interest income.

Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect the Company’s ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the OTS would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter and require the Company to register as a bank holding company. Registration as a bank holding company would represent a significant change, as there currently exists significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on the Company’s operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, the Company cannot determine the specific impact of regulatory reform at this time.

The Company’s litigation related costs might continue to increase.

The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank’s business. In the current economic environment the Bank’s involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims in order to defeat or delay foreclosure proceedings. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank’s ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect the Bank’s results of operations until they are resolved. There can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to additional legal actions, including lender liability or environmental claims.

Regulatory and contractual restrictions may limit or prevent the Company from paying dividends on its common stock.

Holders of the Company’s common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Furthermore, holders of the Company’s common stock are subject to the prior dividend rights of any holders of its preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although the Company has historically declared cash dividends on its common stock, it is not required to do so. The Company suspended its cash dividend during the quarter ended December 31, 2008 and does not know if it will resume the payment of dividends in the future.  In addition, under the terms of the October 2009 MOU the payment of dividends by the Company to its shareholders is also subject to the prior written non-objection of the OTS.  As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements.  The Bank may not pay dividends to the Company without prior notice to the OTS which limits the Company’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of its common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                            None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on July 15, 2009.  The following is a brief description and vote count of the proposed voted upon at the meeting.

Proposal – Election of directors.  Votes were as follows:

Nominee                                           Votes For                  Votes Withheld
Jerry C. Olson   (2012)                                8,870,635                      238,804
Gary R. Douglass   (2012)                          8,858,491                      250,948

The following are the names of the directors (and remaining term) whose term in office continued after the annual meeting:  Ronald A. Wysaske (2010); Paul L. Runyan (2010); Michael D. Allen (2010); Patrick Sheaffer (2011); and Edward R. Geiger (2011).

Item 5. Other Information

  Not applicable

Item 6. Exhibits
                             (a)        Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
4	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
10.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer

Date:	October 27, 2009	Date:	October 27, 2009

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 31.1
Section 302 Certification

I, Patrick Sheaffer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 of Riverview Bancorp, Inc.;

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

Date:  October 27, 2009
/S/ Patrick Sheaffer
Patrick Sheaffer
Chairman and Chief Executive Officer

Exhibit 31.2
Section 302 Certification

I, Kevin J. Lycklama, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 of Riverview Bancorp, Inc.;

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

Date:  October 27, 2009                                                       /S/ Kevin J. Lycklama
Kevin J. Lycklama
Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF RIVERVIEW
BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify in the capacity indicated below, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), in their capacity as officers of Riverview Bancorp, Inc. (the “Company”) and in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 that:

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
Patrick Sheaffer                                                                                         Kevin J. Lycklama
Chief Executive Officer                                                                            Chief Financial Officer

Dated: October 27, 2009                                                                           Dated: October 27, 2009