Form 10-Q
period 2009-12-31
RIVERVIEW BANCORP INC
filed 2010-02-02
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 10,923,773 shares outstanding as of January 28, 2010.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	2

	Consolidated Statements of Operations Three Months and Nine Months Ended December 31, 2009 and 2008	3

	Consolidated Statements of Equity Nine Months Ended December 31, 2009 and 2008	4

	Consolidated Statements of Cash Flows Nine Months Ended December 31, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6-16

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4:	Controls and Procedures	34

Part II.	Other Information	35-44

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES Certifications		45

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to:  the Company’s ability to raise common capital, the amount of capital it intends to raise and its intended use of that capital. The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase the Company’s reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may in the future acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND MARCH 31, 2009
(In thousands, except share and per share data) (Unaudited)	December 31, 2009	March 31, 2009

ASSETS
Cash (including interest-earning accounts of $1,157 and $6,405)	$15,506	$19,199
Loans held for sale	250	1,332
Investment securities held to maturity, at amortized cost (fair value of $553 and $552)	517	529
Investment securities available for sale, at fair value (amortized cost of $8,794 and $11,244)	6,923	8,490
Mortgage-backed securities held to maturity, at amortized cost (fair value of $336 and $572)	331	570
Mortgage-backed securities available for sale, at fair value (amortized cost of $3,016 and $3,991)	3,102	4,066
Loans receivable (net of allowance for loan losses of $18,229 and $16,974)	721,180	784,117
Real estate and other personal property owned	23,051	14,171
Prepaid expenses and other assets	8,982	2,518
Accrued interest receivable	2,639	3,054
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	18,267	19,514
Deferred income taxes, net	7,869	8,209
Mortgage servicing rights, net	512	468
Goodwill	25,572	25,572
Core deposit intangible, net	341	425
Bank owned life insurance	15,205	14,749
TOTAL ASSETS	$857,597	$914,333

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$679,570	$670,066
Accrued expenses and other liabilities	5,263	6,700
Advanced payments by borrowers for taxes and insurance	148	360
Federal Home Loan Bank advances	-	37,850
Federal Reserve Bank advances	58,300	85,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,620	2,649
Total liabilities	768,582	825,306
COMMITMENTS AND CONTINGENCIES (See Note 16)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2009 – 10,923,773 issued and outstanding	109	109
March 31, 2009 – 10,923,773 issued and outstanding
Additional paid-in capital	46,920	46,866
Retained earnings	43,581	44,322
Unearned shares issued to employee stock ownership trust	(825)	(902)
Accumulated other comprehensive loss	(1,178)	(1,732)
Total shareholders’ equity	88,607	88,663

Noncontrolling interest	408	364
Total equity	89,015	89,027

TOTAL LIABILITIES AND EQUITY	$857,597	$914,333

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED	Three Months Ended		Nine Months Ended
DECEMBER 31, 2009 AND 2008	December 31,		December 31,
(In thousands, except share and per share data) (Unaudited)	2009	2008	2009	2008

INTEREST INCOME:
Interest and fees on loans receivable	$11,376	$12,939	$34,725	$39,688
Interest on investment securities – taxable	56	130	220	307
Interest on investment securities – non-taxable	26	36	89	105
Interest on mortgage-backed securities	32	51	107	167
Other interest and dividends	23	16	63	200
Total interest and dividend income	11,513	13,172	35,204	40,467

INTEREST EXPENSE:
Interest on deposits	2,391	3,942	7,533	11,848
Interest on borrowings	396	859	1,352	3,239
Total interest expense	2,787	4,801	8,885	15,087
Net interest income	8,726	8,371	26,319	25,380
Less provision for loan losses	4,500	1,200	10,050	11,150
Net interest income after provision for loan losses	4,226	7,171	16,269	14,230

NON-INTEREST INCOME:
Total other-than-temporary impairment losses	(510)	-	(903)	-
Portion recognized in other comprehensive income	54	-	(12)	-
Net impairment losses recognized in earnings	(456)	-	(915)	-

Fees and service charges	1,121	1,104	3,516	3,533
Asset management fees	460	468	1,434	1,639
Net gain on sale of loans held for sale	152	103	712	236
Impairment of investment security	-	-	-	(3,414)
Bank owned life insurance	154	144	456	438
Other	91	83	217	339
Total non-interest income	1,522	1,902	5,420	2,771

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,741	3,988	11,305	11,612
Occupancy and depreciation	1,241	1,241	3,691	3,725
Data processing	228	215	705	622
Amortization of core deposit intangible	26	31	84	99
Advertising and marketing expense	212	174	522	610
FDIC insurance premium	378	130	1,518	401
State and local taxes	106	164	406	508
Telecommunications	107	113	336	351
Professional fees	292	280	926	730
Real estate owned expenses	797	102	1,378	141
Other	664	469	2,176	1,483
Total non-interest expense	7,792	6,907	23,047	20,282

INCOME (LOSS) BEFORE INCOME TAXES	(2,044)	2,166	(1,358)	(3,281)
PROVISION (BENEFIT) FOR INCOME TAXES	(758)	691	(617)	(1,351)
NET INCOME (LOSS)	$(1,286)	$1,475	$(741)	$(1,930)

Earnings (loss) per common share:
Basic	$(0.12)	$0.14	$(0.07)	$(0.18)
Diluted	(0.12)	0.14	(0.07)	(0.18)
Weighted average number of shares outstanding:
Basic	10,723,628	10,699,263	10,717,493	10,690,077
Diluted	10,723,628	10,699,263	10,717,493	10,690,077

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2008	10,913,773	$109	$46,799	$46,871	$(976)	$(218)	$292	$92,877

Cash dividends ($0.135 per share)	-	-	-	(1,442)	-	-	-	(1,442)
Exercise of stock options	10,000	-	83	-	-	-	-	83
Earned ESOP shares	-	-	(26)	-	48	-	-	22
	10,923,773	109	46,856	45,429	(928)	(218)	292	91,540

Comprehensive loss:
Net loss	-	-	-	(1,930)	-	-	-	(1,930)
Other comprehensive loss, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	324	-	324
Noncontrolling interest	-	-	-	-	-	-	54	54
Total comprehensive loss	-	-	-	-	-	-	-	(1,552)

Balance December 31, 2008	10,923,773	$109	$46,856	$43,499	$(928)	$106	$346	$89,988

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Stock based compensation expense	-	-	73	-	-	-	-	73
Earned ESOP shares	-	-	(19)	-	77	-	-	58
	10,923,773	109	46,920	44,322	(825)	(1,732)	364	89,158
Comprehensive loss:
Net loss	-	-	-	(741)	-	-	-	(741)
Other comprehensive income, net of tax:
Unrealized holding gain on securities
available for sale	-	-	-	-	-	554	-	554
Noncontrolling interest	-	-	-	-	-	-	44	44
Total comprehensive loss								(143)

Balance December 31, 2009	10,923,773	$109	$46,920	$43,581	$(825)	$(1,178)	$408	$89,015

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(In thousands) (Unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(741)	$(1,930)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,704	1,608
Provision for loan losses	10,050	11,150
Noncash expense related to ESOP	58	22
Increase in deferred loan origination fees, net of amortization	68	279
Origination of loans held for sale	(24,360)	(10,974)
Proceeds from sales of loans held for sale	25,634	10,149
Stock based compensation expense	73	-
Excess tax benefit from stock based compensation	-	(11)
Writedown of real estate owned	894	100
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	733	3,192
Income from bank owned life insurance	(456)	(438)
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,533)	(2,576)
Accrued interest receivable	415	(58)
Accrued expenses and other liabilities	(1,331)	(717)
Net cash provided by operating activities	6,208	9,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	39,348	(62,977)
Proceeds from call, maturity, or sale of investment securities available for sale	6,150	480
Proceeds from call, maturity, or sale of investment securities held to maturity	-	7
Principal repayments on investment securities available for sale	373	75
Principal repayments on investment securities held to maturity	12	-
Purchase of investment securities held to maturity	-	(536)
Purchase of investment securities available for sale	(4,988)	(5,000)
Principal repayments on mortgage-backed securities available for sale	975	1,025
Principal repayments on mortgage-backed securities held to maturity	239	250
Purchase of premises and equipment and capitalized software	(387)	(378)
Capital expenditures on real estate owned	(46)	-
Proceeds from sale of real estate owned and premises and equipment	3,710	174
Net cash provided by (used in) investing activities	45,386	(66,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	9,504	22,827
Dividends paid	-	(2,402)
Proceeds from borrowings	737,000	1,086,910
Repayment of borrowings	(801,550)	(1,062,660)
Principal payments under capital lease obligation	(29)	(27)
Net decrease in advance payments by borrowers	(212)	(240)
Excess tax benefit from stock based compensation	-	11
Proceeds from exercise of stock options	-	83
Net cash provided by (used in) financing activities	(55,287)	44,502
NET DECREASE IN CASH	(3,693)	(12,582)
CASH, BEGINNING OF PERIOD	19,199	36,439
CASH, END OF PERIOD	$15,506	$23,857
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$8,871	$15,216
Income taxes	1,310	1,517

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$13,806	$2,753
Fair value adjustment to securities available for sale	894	492
Income tax effect related to fair value adjustment	(340)	(167)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2009 (“2009 Form 10-K”). The results of operations for the nine months ended December 31, 2009 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2010. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

As a result of the adoption of accounting standards for noncontrolling interest, the Company reclassified its noncontrolling interest for 2009 to conform with the 2010 presentation.  The Company also reclassified its real estate owned expenses for 2009 to conform with the 2010 presentation.

We have evaluated subsequent events through February 2, 2010.  We do not believe there are any material subsequent events, which would require further disclosure.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At December 31, 2009, there were options for 78,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2009		Year Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	371,696	$10.99	424,972	$11.02
Grants	122,000	3.82	38,500	6.30
Options exercised	-	-	(10,000)	4.70
Forfeited	(8,000)	10.82	(48,000)	11.71
Expired	(19,996)	5.50	(33,776)	6.88
Balance, end of period	465,700	$9.35	371,696	$10.99

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2009	Year Ended March 31, 2009
Intrinsic value of options exercised in the period	$-	$31,000
Stock options fully vested and expected to vest:
Number	458,475	368,271
Weighted average exercise price	$9.42	$11.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.94	6.33
Stock options fully vested and currently exercisable:
Number	333,200	318,896
Weighted average exercise price	$11.28	$11.46
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.94	5.93

(1) The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s stock. For the years presented, the intrinsic value was equal to zero due to the exercise price of the stock options exceeding the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2009 and 2008 was approximately $73,000 and $25,000, respectively.  As of December 31, 2009, there was approximately $113,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through May 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the nine months ended December 31, 2009 and 2008, the Company granted 122,000 and 38,500 stock options, respectively.  The weighted average fair value of stock options granted during the nine months ended December 31, 2009 and 2008 was $1.22 and $1.09 per option, respectively.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2010	3.08%	6.25	37.55%	2.45%

Fiscal 2009	2.99%	6.25	20.20%	2.77%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2009, stock options for 464,000 and 397,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and nine months ended December 31, 2008, stock options for 374,000 and 389,000 shares of common stock, respectively, were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Basic EPS computation:
Numerator-net income (loss)	$(1,286,000)	$1,475,000	$(741,000)	$(1,930,000)
Denominator-weighted average common shares outstanding	10,723,628	10,699,263	10,717,493	10,690,077
Basic EPS	$(0.12)	$0.14	$(0.07)	$(0.18)
Diluted EPS computation:
Numerator-net income (loss)	$(1,286,000)	$1,475,000	$(741,000)	$(1,930,000)
Denominator-weighted average common shares outstanding	10,723,628	10,699,263	10,717,493	10,690,077
Effect of dilutive stock options	-	-	-	-
Weighted average common shares
and common stock equivalents	10,723,628	10,699,263	10,717,493	10,690,077
Diluted EPS	$(0.12)	$0.14	$(0.07)	$(0.18)

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Municipal bonds	$517	$36	$-	$553

March 31, 2009
Municipal bonds	$529	$23	$-	$552

The contractual maturities of investment securities held to maturity are as follows (in thousands):

December 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	517	553
Due after ten years	-	-
Total	$517	$553

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Trust preferred	$3,062	$-	$(1,906)	$1,156
Agency securities	4,989	35	-	5,024
Municipal bonds	743	-	-	743
Total	$8,794	$35	$(1,906)	$6,923

March 31, 2009
Trust preferred	$3,977	$-	$(2,833)	$1,144
Agency securities	5,000	54	-	5,054
Municipal bonds	2,267	25	-	2,292
Total	$11,244	$79	$(2,833)	$8,490

The contractual maturities of investment securities available for sale are as follows (in thousands):
December 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4,989	5,024
Due after five years through ten years	-	-
Due after ten years	3,805	1,899
Total	$8,794	$6,923

Investment securities with an amortized cost of $499,000 and $1.1 million and a fair value of $502,000 and $1.2 million at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $349,000 and $1.8 million and a fair value of $352,000 and $1.8 million at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Trust preferred	$-	$-	$1,156	$(1,906)	$1,156	$(1,906)

March 31, 2009
Trust preferred	$-	$-	$1,144	$(2,833)	$1,144	$(2,833)

During the three and nine months ended December 31, 2009, the Company recognized $456,000 and $915,000, respectively, in non-cash other than temporary impairment (“OTTI”) charges on the above trust preferred investment security. Management concluded that a portion of the decline of the estimated fair value below the Company’s cost was other than temporary and accordingly, recorded a credit loss through non-interest income. The Company determined the remaining decline in value was not related to specific credit deterioration. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$121	$-	$-	$121
FHLMC mortgage-backed securities	88	1	-	89
FNMA mortgage-backed securities	122	4	-	126
Total	$331	$5	$-	$336

March 31, 2009
Real estate mortgage investment conduits	$348	$-	$-	$348
FHLMC mortgage-backed securities	94	1	-	95
FNMA mortgage-backed securities	128	1	-	129
Total	$570	$2	$-	$572

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	9	9
Due after five years through ten years	-	-
Due after ten years	322	327
Total	$331	$336

Mortgage-backed securities held to maturity with an amortized cost of $206,000 and $438,000 and a fair value of $208,000 and $439,000 at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $106,000 and $110,000 and a fair value of $109,000 and $111,000 at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) securities.

Mortgage-backed securities available for sale consisted of the following (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$568	$17	$-	$585
FHLMC mortgage-backed securities	2,394	67	-	2,461
FNMA mortgage-backed securities	54	2	-	56
Total	$3,016	$86	$-	$3,102

March 31, 2009
Real estate mortgage investment conduits	$673	$12	$-	$685
FHLMC mortgage-backed securities	3,249	61	-	3,310
FNMA mortgage-backed securities	69	2	-	71
Total	$3,991	$75	$-	$4,066

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
December 31, 2009	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,426	2,496
Due after five years through ten years	207	220
Due after ten years	383	386
Total	$3,016	$3,102

Mortgage-backed securities available for sale with an amortized cost of $3.0 million and $3.9 million and a fair value of $3.0 million and $4.0 million at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for Federal Home Loan Bank (“FHLB”) of Seattle advances.  Mortgage-backed securities available for sale with an amortized cost of $54,000 and $66,000 and a fair value of $56,000 and $68,000 at December 31, 2009 and March 31, 2009, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	December 31, 2009	March 31, 2009
Commercial and construction
Commercial business	$111,662	$127,150
Other real estate mortgage	454,345	447,652
Real estate construction	82,116	139,476
Total commercial and construction	648,123	714,278

Consumer
Real estate one-to-four family	88,507	83,762
Other installment	2,779	3,051
Total consumer	91,286	86,813

Total loans	739,409	801,091

Less: Allowance for loan losses	18,229	16,974
Loans receivable, net	$721,180	$784,117

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the

Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2009 and March 31, 2009, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Beginning balance	$18,071	$16,124	$16,974	$10,687
Provision for losses	4,500	1,200	10,050	11,150
Charge-offs	(4,368)	(1,089)	(8,883)	(5,627)
Recoveries	26	1	88	26
Ending balance	$18,229	$16,236	$18,229	$16,236

Changes in the allowance for unfunded loan commitments, which were recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Beginning balance	$284	$286	$296	$337
Net change in allowance for unfunded loan commitments	(11)	(26)	(23)	(77)
Ending balance	$273	$260	$273	$260

Loans on which the accrual of interest has been discontinued were $36.4 million and $27.4 million at December 31, 2009 and March 31, 2009, respectively. Interest income foregone on non-accrual loans was $2.2 million and $1.5 million during the nine months ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and March 31, 2009, impaired loans were $35.4 million and $28.7 million, respectively. At December 31, 2009 and March 31, 2009, $29.7 million and $25.0 million, respectively, of impaired loans had specific valuation allowances of $4.1 million and $4.3 million, respectively. For these same dates, $5.6 million and $3.7 million, respectively, did not require a specific reserve.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio.  The average balance in impaired loans was $36.0 million and $24.3 million during the nine months ended December 31, 2009 and the year ended March 31, 2009, respectively. The related amount of interest income recognized on loans that were impaired was $132,000 and $151,000 during the nine months ended December 31, 2009 and 2008, respectively. At December 31, 2009, there were no loans 90 days past due and still accruing interest.  At March 31, 2009, loans 90 days past due and still accruing interest were $187,000.

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

During the third quarter of fiscal 2010, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	FEDERAL HOME LOAN BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	December 31, 2009	March 31, 2009
Federal Home Loan Bank advances	$-	$37,850
Weighted average interest rate:	-%	2.02%

11.	FEDERAL RESERVE BANK ADVANCES

Borrowings are summarized as follows (dollars in thousands):

	December 31, 2009	March 31, 2009
Federal Reserve Bank of San Francisco advances	$58,300	$85,000
Weighted average interest rate:	0.31%	0.25%

The Federal Reserve Bank of San Francisco (“FRB”) borrowings at December 31, 2009 consisted of three fixed rate advances of $13.3 million, $15.0 million and $30.0 million. These advances are scheduled to mature during January 2010; however, the Bank plans to renew these borrowings when they mature.

12.	JUNIOR SUBORDINATED DEBENTURE

At December 31, 2009, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section at December 31, 2009, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2009 and March 31, 2009, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at December 31, 2009 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.61%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.

13.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at December 31, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,156	$-	$-	$1,156
Agency securities	5,024	-	5,024	-
Municipal bonds	743	-	743	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	585	-	585	-
FHLMC mortgage-backed securities	2,461	-	2,461	-
FNMA mortgage-backed securities	56	-	56	-
Total recurring assets measured at fair value	$10,025	$-	$8,869	$1,156

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended December 31, 2009 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three and nine months ended December 31, 2009.

	For the Three	For the Nine
	Months Ended	Months Ended
	December 31, 2009	December 31, 2009
	Available for sale securities	Available for sale securities

Beginning balance	$1,210	$1,114
Included in earnings (1)	(456)	(915)
Included in other comprehensive income	402	957
Balance at December 31, 2009	$1,156	$1,156

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active for market identical assets are available.  The fair value of investment securities included in Level 2 are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics.  Our Level 3 assets consist of a single pooled trust preferred security.  Due to the inactivity in the market for these types of securities, the Company determined the security is classified within Level 3 of the fair value hierarchy, and believes that significant unobservable inputs are required to determine the security’s fair value at the measurement date.  The Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was most representative of the security’s fair value.  Management used significant unobservable inputs that reflect its assumptions of what a market participant would use to price this security as of December 31, 2009.  Significant assumptions used by the Company as part of the income approach include selecting an appropriate discount rate, expected default rate and repayment assumptions.  We estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity.  We estimated the default rates and repayment assumptions based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.  In selecting its assumptions, the Company considered all available market information that could be obtained without undue cost or effort.

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value for the nine months ended December 31, 2009. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at December 31, 2009, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$30,534	$-	$-	$30,534
Real estate owned	15,988	-	-	15,988
Total nonrecurring assets measured at fair value	$46,522	$-	$-	$46,522

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impairment was measured by management based on a number of factors, including recent independent appraisals or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. A significant portion of the Company’s impaired loans is measured using the estimated fair market value of the collateral. From time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral. The increase in loans identified for impairment was primarily due to the further deterioration of market conditions and the resulting decline in real estate values, which has adversely affected many builders and developers. As of December 31, 2009, the Company had $35.4 million of impaired loans. The impaired loans were comprised of fifteen commercial business loans totaling $8.7 million, ten land development loans totaling $10.6 million and ten speculative construction loans totaling $16.1 million. The $29.2 million fair market value represents thirteen loans that were remeasured for impairment during the nine months ended December 31, 2009. The balance of these loans was $33.3 million and had specific allowances totaling $4.1 million. The Company has categorized its impaired loans as Level 3.

Real estate owned – The Company’s REO is initially recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Fair value was generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Estimated costs to sell REO were based on standard market factors.  The valuation of REO is subject to significant external and internal judgment. Management periodically reviews REO to determine whether the property continues to be carried at the lower of its recorded book value or fair value.  The Company has categorized its REO as Level 3. As a result of the continued deterioration in the appraised values of its REO, as evidenced by current market conditions, the Company took write-downs of $894,000 through a charge to earnings for the nine months ended December 31, 2009.

14.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

The estimated fair value of financial instruments is as follows (in thousands):

	December 31, 2009		March 31, 2009
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$15,506	$15,506	$19,199	$19,199
Investment securities held to maturity	517	553	529	552
Investment securities available for sale	6,923	6,923	8,490	8,490
Mortgage-backed securities held to maturity	331	336	570	572
Mortgage-backed securities available for sale	3,102	3,102	4,066	4,066
Loans receivable, net	721,180	661,325	784,117	733,436
Loans held for sale	250	250	1,332	1,332
Mortgage servicing rights	512	792	468	929

Liabilities:
Demand – savings deposits	382,865	382,865	392,389	392,389
Time deposits	296,705	299,694	277,677	281,120

FHLB advances	-	-	37,850	37,869
FRB advances	58,300	58,292	85,000	84,980
Junior subordinated debentures	22,681	14,127	22,681	12,702

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

Loans Receivable and Loans Held for Sale – At December 31, 2009 and March 31, 2009, because of the illiquid market for loans sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

Mortgage Servicing Rights – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At December 31, 2009, the MSRs fair value totaled $792,000, which was estimated using a range of prepayment speed assumptions values that ranged from 100 to 874.

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of December 31, 2009 and March 31, 2009. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At December 31, 2009, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$696
Fixed-rate	3,126
Standby letters of credit	1,385
Undisbursed loan funds, and unused lines of credit	102,810
Total	$108,017

At December 31, 2009, the Company had firm commitments to sell $250,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2009, loans under warranty totaled $114.3 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

Recent Developments

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of December 31, 2009, the Bank’s leverage ratio was 10.17% (2.17% over the new required minimum) and its risk-based capital ratio was 12.45% (0.45% over the new required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses (ALLL); (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

The Company also entered into a separate MOU agreement with the OTS.  Under the agreement, the Company must, among other things support the Bank’s compliance with its MOU issued in January 2009.  The MOU also requires the Bank to: (a) provide notice to and obtain written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the OTS prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The Board and Company management do not believe that either of these agreements will constrain the Bank’s business plan and furthermore, believes that the Company and the Bank are currently in compliance with all of the requirements of these agreements. Management believes that the primary reason the Company and the Bank were requested to enter into a MOU with the OTS was due to the uncertain economic conditions currently affecting the financial industry.

The Company recently announced the filing of a registration statement in connection with a proposed public offering of its common stock. The net proceeds from the proposed offering, if successful, may be used by the Company for general corporate purposes which may include without limitation, providing capital to support the Bank’s growth, including the origination of, commercial real estate and commercial loans in its market area. The Bank may also use the proceeds to strengthen its regulatory capital ratios. There can be no assurances that the Company will be able to raise this additional capital on terms that are acceptable to the Company, or at all.

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

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular, commercial real estate and commercial loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions.  The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages growth while including a significant amount of commercial and commercial real estate loans in its portfolio. Significant portions of these new loan products carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At December 31, 2009, checking accounts totaled $157.6 million, or 23.2% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with seventeen branches including ten in Clark County, two in the Portland metropolitan area and four lending centers.

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial and construction loans have grown to 87.7% of the loan portfolio at December 31, 2009, increasing the risk profile of the total loan portfolio. The Company continues its strategy of controlling balance sheet growth in order to improve its regulatory capital ratios as well as the targeted reduction of residential construction related loans. Speculative construction loans represent $31.2 million of the residential construction portfolio at December 31, 2009. These loan balances are down 12.0% from the previous quarter and 46.4% from a year ago.  Our residential construction loans decreased 10.0% from the prior quarter and 50.0% from December 31, 2008.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. Processing our own checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at all of its branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. The Bank has formed a cash management team with an emphasis on improving the Bank’s cash management product line for its commercial customers. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. The Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers during fiscal 2009. Through the CDARS program, customers can access FDIC insurance up to $50 million. The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently. In December 2008, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a “referral bank”, was earned by a third party.  In the first quarter of fiscal 2010, the Company began participating in the MoneyPass Network, which allows our customers access to over 16,000 ATMs across the country free of charge.

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

Prior to 2008, national real estate and home values increased substantially as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as “subprime” loans). That strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction. The national and regional residential lending market, however, experienced a notable slowdown in 2008, which has continued into 2009, and loan delinquencies and foreclosure rates have increased. Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans.  The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. During the quarter-ended December 31, 2009, the local economy remained under pressure but recently has shown signs that the recession is moderating. While unemployment in Clark County increased during the past quarter, unemployment in Portland Oregon decreased during this same time period. In addition, several other indicators, including home values and housing inventory levels have shown improvements during the past quarter. Unemployment in Clark County increased to 13.4% in November 2009 compared to 12.7% in September 2009 and 12.6% in June 2009. Unemployment in Portland decreased to 10.3% in November 2009 compared to 11.3% in September 2009 and 11.6% in June 2009. Home values at December 31, 2009 in the Company’s market area remained lower than home values in 2008, due in large part to an increase in volume of foreclosures and short sales. However, as noted above, home values have begun to stabilize in the past quarter after decreasing during the past fiscal year. Inventory levels in Portland, Oregon have fallen to 7.7 months at December 2009, compared to 14.1 months at December 2008. Inventory levels in Clark County have fallen to 7.6 months at December 2009, compared to 14.8 months at December 2008. Closed home sales in Clark County increased 48.1% in December 2009 compared to December 2008.  Closed home sales in Portland increased 52.6% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. Commercial vacancy rates in Clark County and Portland Oregon increased as of December 31, 2009 compared to prior years. During the past 21 months, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications of potential further increased loan delinquencies and defaults. In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

In its continuing effort to reduce controllable costs, the Company has reduced the number of full-time equivalent employees from 253 at December 31, 2008 to 237 at December 31, 2009 and closed its downtown Portland branch as of October 2, 2009. This branch was acquired as part of the Company’s acquisition of American Pacific Bank in 2005. The decision to close this branch was primarily due to the expiration of the lease coupled with the branch’s failure to meet required growth standards and low transaction volume. Due to the Company’s proactive efforts in working with its deposit customers, along with existing bank products including remote deposit capture and Internet Banking, the Company was able to retain substantially all of the deposit accounts at this location through its existing branch network. In addition, the Company made the decision to close its loan production office in Clackamas, Oregon. All employees at both of these locations were transferred to other positions within the Company. As a result of the reduction in personnel and closure of the offices we will save approximately $1.3 million per year.

Financial Highlights.  Net loss for the three months ended December 31, 2009 was $1.3 million, or $0.12 per diluted share, compared to net income of $1.5 million, or $0.14 per diluted share, for the three months ended December 31, 2008. Net interest income after provision for loan losses decreased $2.9 million to $4.2 million for the three months ended December 31, 2009 compared to $7.2 million for the same quarter last year. Non-interest income decreased for the quarter-ended December 31, 2009 compared to the same quarter last year due primarily to a $456,000 OTTI charge taken on an investment security.  Non-interest expense increased $885,000 to $7.8 million for the three months ended December 31, 2009 compared to $6.9 million for the same quarter last year.  The $885,000 increase was due to increases in the FDIC insurance premiums of $248,000 and additional professional fees and cost associated with REO properties of $689,000 which were partially offset by a decrease in compensation expense.

Net loss for the nine months ended December 31, 2009 was $741,000, or $0.07 per diluted share, compared to a net loss of $1.9 million, or $0.18 per diluted share for the nine months ended December 31, 2008.  Net interest income after loan loss provision increased $2.0 million to $16.3 million for the nine months ended December 31, 2009 compared to $14.2 million for the same period in prior year. Non-interest income increased $2.6 million for the nine months ended December 31, 2009 compared to the same prior year period. The increase in non-interest expense is due primarily to $3.4 million in OTTI charges taken in prior year compared to a $915,000 OTTI charge taken in the current fiscal year. Non-interest expense increased $2.8 million for the nine months ended December 31, 2009 compared to the same prior year period due primarily to an increase in FDIC insurance premiums and REO related expenses.

The annualized return on average assets was (0.59)% for the three months ended December 31, 2009, compared to 0.64% for the three months ended December 31, 2008. For the same periods, the annualized return on average common equity was (5.59)% compared to 6.47%, respectively. The efficiency ratio was 76.03% for the third quarter of fiscal 2010 compared to 67.23% for the same period last year. The increase in the efficiency ratio was primarily a result of the OTTI charge on an investment security as well as additional professional fees and cost associated with REO properties.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2009	(in thousands)

Commercial business	$111,662	$-	$-	$111,662
Commercial construction	-	-	43,983	43,983
Office buildings	-	88,708	-	88,708
Warehouse/industrial	-	44,023	-	44,023
Retail/shopping centers/strip malls	-	81,524	-	81,524
Assisted living facilities	-	34,068	-	34,068
Single purpose facilities	-	94,680	-	94,680
Land	-	76,801	-	76,801
Multi-family	-	34,541	-	34,541
One-to-four family construction	-	-	38,133	38,133
Total	$111,662	$454,345	$82,116	$648,123

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2009	(in thousands)

Commercial business	$127,150	$-	$-	$127,150
Commercial construction	-	-	65,459	65,459
Office buildings	-	90,621	-	90,621
Warehouse/industrial	-	40,214	-	40,214
Retail/shopping centers/strip malls	-	81,233	-	81,233
Assisted living facilities	-	26,743	-	26,743
Single purpose facilities	-	88,574	-	88,574
Land	-	91,873	-	91,873
Multi-family	-	28,394	-	28,394
One-to-four family construction	-	-	74,017	74,017
Total	$127,150	$447,652	$139,476	$714,278

Comparison of Financial Condition at December 31, 2009 and March 31, 2009

Cash, including interest-earning accounts, totaled $15.5 million at December 31, 2009 compared to $19.2 million at March 31, 2009.

Investment securities available for sale totaled $6.9 million and $8.5 million at December 31, 2009 and March 31, 2009, respectively. During the quarter, the Company recognized a non-cash OTTI charge on an investment security of $456,000. The investment security is a trust preferred pooled security with a fair market value of $1.2 million secured by the debentures issued by bank holding companies. For the nine months ended December 31, 2009, the Company recognized a total of $915,000 in OTTI charges on this investment security. The Company reviews investment securities for the presence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. Management believes it is possible that a substantial portion of the principal and interest will be received and the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis. The Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports. In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuer’s financial condition including capital levels, nonperforming assets amounts, loan loss reserve levels, and portfolio composition and concentrations. Management does not believe that the recognition of this OTTI charge has any other implications for the Company’s business fundamentals or its outlook.  For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included in Item 2.

Loans receivable, net, totaled $721.2 million at December 31, 2009, compared to $784.1 million at March 31, 2009, a decrease of $62.9 million due primarily to the Company’s planned balance sheet restructuring strategy, which includes reducing the loan portfolio to preserve capital and liquidity. Loan originations totaling $39.9 million during the current quarter ended December 31, 2009 were offset by scheduled maturities and pay downs on loans as well as the transfer of certain loans to REO. The Company continued its focus on growing commercial business and commercial real estate loans and reducing construction and land development loans. The total commercial real estate loan portfolio was $343.0 million as of December 31, 2009, compared to $327.4 million as of March 31, 2009. Of this total, 30.7% are owner occupied, and 69.3% are non-owner occupied as of December 31, 2009. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option ARM, teaser, or sub-prime residential real estate loans in its portfolio.

Prepaid expenses and other assets were $9.0 million at December 31, 2009 compared to $2.5 million at March 31, 2009.  The increase was primarily due to $5.1 million in payments made to the FDIC for the Bank’s estimated prepayment of FDIC insurance assessments for the years 2010, 2011 and 2012 that is included in prepaid expenses at December 31, 2009.

Deposit accounts totaled $679.6 million at December 31, 2009, compared to $670.1 million at March 31, 2009. During the nine months ended December 31, 2009, the Company paid off $19.9 million in brokered deposits. The Company had no wholesale-brokered deposits in its deposit mix as of December 31, 2009. The Company’s focus on increasing customer deposits has also continued in the past quarter. Customer branch deposits increased $44.7 million from March 31, 2009 to December 31, 2009 despite the general downturn in the real estate market as well as the overall economy. This growth was attributable to gains in both new relationships and the deepening of existing customer relationships. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, Trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and internet based deposits) account for 95.3% of total deposits at December 31, 2009, compared to 90.0% at March 31, 2009. The Company plans to continue its focus on the growth of core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

FRB advances totaled $58.3 million at December 31, 2009 and $85.0 million at March 31, 2009.   The Bank did not have any FHLB advances at December 31, 2009.  FHLB advances totaled $37.9 million at March 31, 2009. The $64.6 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, coupled with the planned decrease in loan balances. The decision to shift the Company’s borrowings to the FRB was a result of the lower cost of FRB borrowings as compared to those from the FHLB.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $56,000 to $88.6 million at December 31, 2009 from $88.7 million at March 31, 2009.  The decrease in equity was mainly attributable to net loss of $741,000 for the nine months ended December 31, 2009.  Earned ESOP shares, stock based compensation expense and the net tax effect of adjustments to securities offset the overall decrease in shareholder’s equity.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2009, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS which requires, among other things, the Bank to develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. These higher capital requirements will remain in effect until the MOU is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2009.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$93,927	12.45%	$60,362	8.0%	$75,453	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,438	11.19	30,181	4.0	45,272	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,438	10.17	33,214	4.0	41,518	5.0
Tangible Capital:
(To Tangible Assets)	84,438	10.17	12,455	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,654	11.46%	$66,080	8.0%	$82,599	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,300	10.21	33,040	4.0	49,560	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,300	9.50	35,502	4.0	44,377	5.0
Tangible Capital:
(To Tangible Assets)	84,300	9.50	13,313	1.5	N/A	N/A

Liquidity

Liquidity is essential to our business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Total deposits were $679.6 million at December 31, 2009 compared to $670.1 million at March 31, 2009. Customer branch deposits increased $44.7 million since March 31, 2009. During the quarter ended June 30, 2009, the Company enrolled in an Internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. As of December 31, 2009, the Company had deposits totaling $20.9 million through this listing service.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, Pacific Coast Banker’s Bank and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. The growth in our loan portfolio over the past several years surpassed the growth in our deposit accounts; as a result, the Company increased its use of secured borrowings from the FHLB and FRB. Most recently, the Company has focused on reducing its use of secured borrowings. During the nine months ended December 31, 2009, the Company reduced its FHLB and FRB borrowings by $64.6 million.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2009, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At December 31, 2009, cash totaled $15.5 million, or 1.8% of total assets.

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2009, advances from the FRB totaled $58.3 million and the Bank had additional borrowing capacity of $61.4 million from the FRB, subject to sufficient collateral. At December 31, 2009, the Bank had no outstanding advances from the FHLB of Seattle under an available credit facility of $179.1 million, limited to sufficient collateral and stock investment. At December 31, 2009, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion. The Bank also has a $10.0 million line of credit available from Pacific Coast Bankers Bank. The Bank had no borrowings outstanding under this credit arrangement at December 31, 2009.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At December 31, 2009, the Company did not have any wholesale-brokered deposits. The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS balance was $28.0 million, or 4.1% of total deposits, and $22.2 million, or 3.3% of total deposits, at December 31, 2009 and March 31, 2009, respectively. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits. In the first quarter of fiscal 2010, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS deposits, to no more than 10% of total deposits. There can be no assurance that CDARS deposits will be available for the Bank to offer its customers in the future. The combination of all the Bank’s funding sources, gives the Bank additional available liquidity of $295.4 million, or 34.4% of total assets, at December 31, 2009.

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

At December 31, 2009, the Company had commitments to extend credit of $108.0 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $256.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $222.6 million at December 31, 2009.

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

Commercial business, commercial real estate and construction and land acquisition loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

Loans are reviewed regularly and it is the Company’s general policy that when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. All but one loan on non-accrual status as of December 31, 2009 was categorized as classified loans pursuant to bank regulatory guidelines.

The allowance for loan losses was $18.2 million or 2.47% of total loans at December 31, 2009 compared to $17.0 million or 2.12% of total loans at March 31, 2009. The increased balance in the allowance for loan losses was due to higher levels of nonperforming and classified loans. Nonperforming loans were $36.4 million at December 31, 2009 compared to $36.1 million at September 30, 2009 and $27.6 million at March 31, 2009.  Classified loans were $49.9 million at December 31, 2009 compared to $53.8 million at September 30, 2009 and $37.3 million at March 31, 2009.  The balance of the classified loans continue to be concentrated in the land development and speculative construction categories, which represent 28% and 39% respectively, of the balance at December 31, 2009.  The increase in classified loans reflects the continued economic conditions, which have significantly affected homebuilders and developers. The coverage ratio of allowance for loan losses to nonperforming loans was 50.08% at both December 31, 2009 and September 30, 2009 as compared to 61.57% at March 31, 2009. This coverage ratio decreased from March 31, 2009 as more of the Company’s nonperforming loans have been reduced to expected recovery values as a result of specific impairment analysis performed on these loans and the increased charge-offs taken on such loans.

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter. Management also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses.  At December 31, 2009, the Company identified $30.7 million, or 84.4% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $3.1 million, or 10.2% of the nonperforming loans on which a specific analysis was performed. Based on the results of these specific valuation analyses, the Company’s allowance for loan losses did not increase proportionately to the increase in the nonperforming loan balances. The Company believes the low amount of specific reserves required for these nonperforming loans reflects not only the Bank’s underwriting standards, but also recent loan charge-offs.

The problem loans identified by the Company have continued to remain concentrated in speculative construction loans and land acquisition and development loans.  Management’s analysis of the allowance for loan losses during the current fiscal year has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations.  During the current fiscal year, management has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales, which have contributed to the increase in allowance for loan losses. At December 31, 2009, the Company’s residential construction and land development loan portfolios were $38.1 million and $76.8 million, respectively. Substantially all of the loans in these two portfolios are located in the Company’s market area. The percentage of nonperforming loans in the residential construction and land development portfolios was 30.04% and 15.54%, respectively. For the nine months ended December 31, 2009, the charge-off ratio for the residential construction and land development portfolios was 6.35% and 5.10%, respectively. Based on its comprehensive analysis, management deemed the allowance for loan losses of $18.2 million at December 31, 2009 (2.47% of total loans and 50.08% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or net realizable value, which are determined by management based on a number of factors, including recent appraisals which are further reduced for estimated selling costs or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. When the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. As of

December 31, 2009, the Company had identified $35.4 million of impaired loans. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. Of those impaired loans, $5.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs. The remaining $29.7 million have specific valuation allowances totaling $4.1 million.

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

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $59.5 million or 6.93% of total assets at December 31, 2009 compared to $41.7 million or 4.57% of total assets at March 31, 2009. Land acquisition and development loans and speculative construction loans, represent $23.4 million, or 64.2%, of the total nonperforming loan balance at December 31, 2009. The $36.4 million balance of nonperforming loans consists of sixty loans to thirty-one borrowers, which includes twenty-three commercial business loans totaling $10.1 million, one commercial real estate loan totaling $435,000, fourteen land acquisition and development loans totaling $11.9 million (the largest of which was $2.1 million), ten real estate construction loans totaling $11.5 million, eleven residential real estate loans totaling $2.5 million and one consumer loan totaling $18,000. All of these loans are to borrowers located in Oregon and Washington with the exception of two land acquisition and development loans totaling $1.6 million.  One of these loans totaling $1.4 million is to a Washington borrower who has property located in Southern California.  The second loan totaling $255,000 is secured by collateral located in Arizona.

The $23.1 million balance of REO is comprised of forty-seven properties limited to twenty-seven lending relationships. These properties consist of nineteen single-family homes totaling $3.4 million, twenty residential building lots totaling $1.6 million, five finished subdivision properties totaling $6.3 million, two land development property totaling $6.1 million and one condominium project totaling $5.7 million. All of these properties are located in the Company’s primary market area.

In January 2010, the Company entered into a purchase agreement to sell the $5.7 million condominium project held in REO as of December 31, 2009.  The Company expects the sale of this REO to be completed in February 2010. The Company expects to recognize a loss of up to $90,000 on the sale of this REO property. Through January 28, 2010, the Company also had $780,000 of additions to REO since December 31, 2009.

The following table sets forth information regarding the Company’s nonperforming assets. At the dates indicated, the Company had no restructured loans within the meaning of the accounting guidance on troubled debt restructuring.

	December 31, 2009	March 31, 2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$10,053	$6,018
Other real estate mortgage	12,368	7,316
Real estate construction	11,485	12,720
Real estate one-to-four family	2,478	1,329
Consumer	18	-
Total	36,402	27,383
Accruing loans which are contractually past due 90 days or more	-	187
Total nonperforming loans	36,402	27,570
REO	23,051	14,171
Total nonperforming assets	$59,453	$41,741
Total nonperforming loans to total loans	4.92%	3.44%
Total nonperforming loans to total assets	4.24	3.02
Total nonperforming assets to total assets	6.93	4.57

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2009	(Dollars in thousands)

Commercial business	$1,143	$2,905	$6,005	$-	$-	$10,053
Commercial real estate	-	-	435	-	-	435
Land	-	2,115	8,007	176	1,635	11,933
Multi-family	-	-	-	-	-	-
Commercial construction	-	-	-	31	-	31
One-to-four family construction	6,302	3,017	2,135	-	-	11,454
Real estate one-to-four family	1,095	-	1,369	14	-	2,478
Consumer	-	-	18	-	-	18
Total nonperforming loans	8,540	8,037	17,969	221	1,635	36,402
REO	425	7,190	9,995	5,441	-	23,051
Total nonperforming assets	$8,965	$15,227	$27,964	$5,662	$1,635	$59,453

The composition of the speculative construction and land development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2009			(In thousands)

Land development	$6,784	$6,305	$54,174	$1,948	$7,590	$76,801
Speculative construction	10,985	5,580	13,108	1,565	-	31,238
Total speculative and land construction	$17,769	$11,885	$67,282	$3,513	$7,590	$108,039

Other loans of concern totaled $13.5 million at December 31, 2009 compared to $17.7 million at September 30, 2009 and $10.1 million at March 31, 2009. The $13.5 million consists of four real estate construction loans totaling $8.6 million, six commercial business loans totaling $2.2 million, one commercial real estate loans totaling $62,000, five land acquisition loans totaling $2.6 million and one one-to-four family real estate loan totaling $73,000. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about these isolated instances of the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At December 31, 2009, loans delinquent 30 - 89 days were 0.76% of total loans compared to 1.97% for the prior quarter and 1.94% at March 31, 2009. At December 31, 2009, the 30 - 89 days delinquency rate in the commercial business (C&I) portfolio was 0.28% while the delinquency rate in the commercial real estate (CRE) portfolio was 0.09%, representing one loan for $303,000. At that date, CRE loans represented the largest portion of the loan portfolio at 46.4% of total loans and C&I loans represented 15.1% of total loans. The 30 - 89 days delinquency rate for the land development loan portfolio at December 31, 2009 was 3.8%. The 30 - 89 days delinquency rate for our HELOC portfolio was 0.59% at December 31, 2009.  At December 31, 2009, our residential construction loan portfolio had no delinquencies in the 30 - 89 days category.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2009. As part of our process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 5%, a net interest margin that approximated 4.5% and a return on assets that ranged from 0.14% to 1.05% (average of 0.71%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.4 percent utilized for our cash flow estimates and a terminal value estimated at 0.8 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.)  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  The Company calculated a fair value of its reporting unit of $57 million using the corporate value approach, $65 million using the income approach and $68 million using the market approach.  Based on the results of the step one impairment analysis, the Company determined the second step must be performed.

The Company calculated the implied fair value of its reporting unit under the step two goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $18.0 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. Key assumptions used in its fair value estimate of loans receivable was the discount for comparable loan sales. The Company used a weighted average discount rate that approximated the discount for similar loan sales by the FDIC during the past year. The Company segregated its loan portfolio into seven categories, including performing loans, non-performing loans and sub-performing loans. The weighted average discount rates for these individual categories ranged from 3% (for performing loans) to 75% (for non-performing commercial loans). Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2010, continued declines in the value of our stock price as well as values of others in the financial industry, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

At December 31, 2009, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired at December 31, 2009. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured by management based on a number of factors, including recent independent appraisals which are further reduced for estimated selling cost or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2009 and 2008

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

Net interest income for the three and nine months ended December 31, 2009 was $8.7 million and $26.3 million, respectively, representing an increase of $355,000 and $939,000, respectively, for the same three and nine months ended December 31, 2008. Average interest-earning assets to average interest-bearing liabilities decreased to 115.04% and 114.32% for the three and nine months periods ended December 31, 2009, respectively, compared to 115.14% and 115.10%, respectively, in the same prior year period. The net interest margin for the three and nine months ended December 31, 2009 was 4.43% and 4.34%, respectively, compared to 3.95% and 4.11%, respectively for the three and nine months ended December 31, 2008.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. However, due to a number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. As a result of the Federal Reserve’s 200 basis point reduction in the short-term federal funds rate from March 2008 through December 2008, approximately 33% of the Company’s loans immediately repriced down by 200 basis points. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. Recently, the Company has made progress in further reducing its deposit and borrowing costs resulting in improved net interest income. Further reductions will be reflected in future deposit offerings and as existing deposits renew upon maturity. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in spreads.

Interest Income. Interest income for the three and nine months ended December 31, 2009, was $11.5 million and $35.2 million, respectively, compared to $13.2 million and $40.5 million for the same period in prior year. This represents a decrease of $1.7 million and $5.3 million for the three and nine months ended December 31, 2009, respectively, compared to the same prior year periods. Interest income on loans receivable decreased primarily as a result of the decrease in loan balances as well as the Federal Reserve interest rate cuts described above, and to a lesser extent, interest income reversals on nonperforming loans. The decrease in average loan balances was due to the Company’s recent effort to realign its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies.

The average balance of net loans decreased $65.5 million and $20.1 million to $743.9 million and $766.9 million for the three and nine months ended December 31, 2009 from $809.4 million and $787.0 million for the same prior year periods, respectively. The yield on net loans was 6.07% and 6.01% for the three and nine months ended December 31, 2009, respectively, compared to 6.34% and 6.69% for the same three and nine months in the prior year, respectively. During the three and nine months ended December 31, 2009, the Company also reversed $145,000 and $623,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $2.0 million to $2.8 million for the three months ended December 31, 2009, compared to $4.8 million for the three months ended December 31, 2008. For the nine months ended December 31, 2009, interest expense decreased $6.2 million to $8.9 million compared to $15.1 million for the same period in prior year. The decrease in interest expense was primarily attributable to the Company’s efforts to reduce its costs of deposits and borrowings following the Federal Reserve interest rate cuts described above. The actions taken by the Company include transferring its borrowings to the FRB from the FHLB in an effort to advantage of the significantly lower borrowing costs and reducing the rates paid on its interest-bearing deposits. At December 31, 2009, all of the Bank’s borrowings were at the FRB. The weighted average interest rate on interest-bearing deposits decreased to 1.61% and 1.75% for the three and nine months ended December 31, 2009, respectively, from 2.74% and 2.80% for the same period in the prior year. The weighted average cost of FHLB and FRB borrowings, junior subordinated debenture and capital lease obligations decreased to 1.73% and 1.36% for the three and nine months ended December 31, 2009, respectively, from 2.14% and 2.83% for the same respective periods in the prior year. For the nine months ended December 31, 2009, the weighted average cost of the Company’s FRB borrowings was 0.28% compared to 1.18% for its FHLB borrowings.

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

	Three Months Ended December 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$639,872	$9,966	6.18%	$685,499	$11,134	6.44%
Non-mortgage loans	104,077	1,410	5.37	123,948	1,805	5.78
Total net loans (1)	743,949	11,376	6.07	809,447	12,939	6.34

Mortgage-backed securities (2)	3,531	32	3.60	5,130	51	3.94
Investment securities (2)(3)	10,742	96	3.55	9,729	185	7.54
Daily interest-bearing assets	577	-	0.00	8,740	5	0.23
Other earning assets	24,229	23	0.38	8,592	11	0.51
Total interest-earning assets	783,028	11,527	5.84	841,638	13,191	6.22

Non-interest-earning assets:
Office properties and equipment, net	18,526			20,147
Other non-interest-earning assets	63,907			48,362
Total assets	$865,461			$910,147

Interest-bearing liabilities:
Regular savings accounts	$29,239	41	0.55	$26,846	37	0.55
Interest checking accounts	73,873	64	0.34	80,636	220	1.08
Money market deposit accounts	194,455	582	1.19	166,383	1,027	2.45
Certificates of deposit	292,297	1,704	2.31	297,605	2,658	3.54
Total interest-bearing deposits	589,864	2,391	1.61	571,470	3,942	2.74

Other interest-bearing liabilities	90,790	396	1.73	159,504	859	2.14
Total interest-bearing liabilities	680,654	2,787	1.62	730,974	4,801	2.61

Non-interest-bearing liabilities:
Non-interest-bearing deposits	87,573			83,397
Other liabilities	5,907			5,299
Total liabilities	774,134			819,670
Shareholders’ equity	91,327			90,477
Total liabilities and shareholders’ equity	$865,461			$910,147
Net interest income		$8,740			$8,390
Interest rate spread			4.22%			3.61%
Net interest margin			4.43%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.04%			115.14%
Tax equivalent adjustment (3)		$14			$19

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

	Nine Months Ended December 31,
	2009			2008
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$655,817	$30,334	6.14%	$668,105	$34,143	6.78%
Non-mortgage loans	111,083	4,391	5.25	118,872	5,545	6.19
Total net loans (1)	766,900	34,725	6.01	786,977	39,688	6.69

Mortgage-backed securities (2)	3,922	107	3.62	5,541	167	4.00
Investment securities (2)(3)	11,369	356	4.16	10,278	466	6.02
Daily interest-bearing assets	1,168	1	0.11	10,252	111	1.44
Other earning assets	22,630	62	0.36	8,497	89	1.39
Total interest-earning assets	805,989	35,251	5.81	821,545	40,521	6.55

Non-interest-earning assets:
Office properties and equipment, net	18,988			20,533
Other non-interest-earning assets	64,146			53,128
Total assets	$889,123			$895,206

Interest-bearing liabilities:
Regular savings accounts	$29,035	120	0.55	$27,110	112	0.55
Interest checking accounts	80,735	268	0.44	86,583	818	1.25
Money market deposit accounts	189,818	1,828	1.28	174,379	3,011	2.29
Certificates of deposit	273,370	5,317	2.58	273,868	7,907	3.83
Total interest-bearing deposits	572,958	7,533	1.75	561,940	11,848	2.80

Other interest-bearing liabilities	132,054	1,352	1.36	151,844	3,239	2.83
Total interest-bearing liabilities	705,012	8,885	1.67	713,784	15,087	2.81

Non-interest-bearing liabilities:
Non-interest-bearing deposits	86,681			80,693
Other liabilities	6,391			7,471
Total liabilities	798,084			801,948
Shareholders’ equity	91,039			93,258
Total liabilities and shareholders’ equity	$889,123			$895,206
Net interest income		$26,366			$25,434
Interest rate spread			4.14%			3.74%
Net interest margin			4.34%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities			114.32%			115.10%
Tax equivalent adjustment (3)		$47			$54

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended December 31, 2009 compared to the periods-ended December 31, 2008. Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009 vs. 2008			2009 vs. 2008

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(727)	$(441)	$(1,168)	$(621)	(3,188)	$(3,809)
Non-mortgage loans	(273)	(122)	(395)	(348)	(806)	(1,154)
Mortgage-backed securities	(15)	(4)	(19)	(45)	(15)	(60)
Investment securities (1)	17	(106)	(89)	45	(155)	(110)
Daily interest-bearing	(3)	(2)	(5)	(54)	(56)	(110)
Other earning assets	15	(3)	12	73	(100)	(27)
Total interest income	(986)	(678)	(1,664)	(950)	(4,320)	(5,270)

Interest Expense:
Regular savings accounts	4	-	4	8	-	8
Interest checking accounts	(17)	(139)	(156)	(52)	(498)	(550)
Money market deposit accounts	151	(596)	(445)	246	(1,429)	(1,183)
Certificates of deposit	(46)	(908)	(954)	(14)	(2,576)	(2,590)
Other interest-bearing liabilities	(320)	(143)	(463)	(378)	(1,509)	(1,887)
Total interest expense	(228)	(1,786)	(2,014)	(190)	(6,012)	(6,202)
Net interest income	$(758)	$1,108	$350	$(760)	1,692	$932

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and nine months ended December 31, 2009 was $4.5 million and $10.1 million, respectively, compared to $1.2 million and $11.2 million, respectively, for the same period in the prior year. The increase in the provision for loan losses during the third quarter was primarily the result of the continued economic downturn and uncertainty regarding its impact on our loan portfolio including the related increase in net charge-offs. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the current ongoing economic conditions and the slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values and slower loan sales have significantly impacted the borrower’s liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land development loans, as well as the additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.47% at December 31, 2009, compared to 1.97% at December 31, 2008.

Net charge-offs for the three and nine months ended December 31, 2009 were $4.3 million and $8.8 million, respectively, compared to $1.1 million and $5.6 million for the same period last year. Annualized net charge-offs to average net loans for the three and nine month periods ended December 31, 2009 was 2.32% and 1.52%, respectively, compared to 0.53% and 0.94% for the same respective periods in the prior year. Charge-offs increased during the quarter primarily as a result of the writedown of several loans to their net realizable value.  Land acquisition and development loans represented $3.3 million of the total charge-offs during the quarter, the largest of which was $1.3 million. Net charge-offs have remained concentrated in the residential construction and land development portfolios. Nonperforming loans were $36.4 million at December 31, 2009 compared to $36.1 million at September 30, 2009 and $27.6 million at March 31, 2009. The ratio of allowance for loan losses to nonperforming loans was 50.08% at both December 31, 2009 and September 30, 2009, a decline as compared to 61.57% at March 31, 2009. The allowance for loan losses as a percentage of nonperforming loans decreased as more of the nonperforming loan balances have been reduced to expected recovery values as a result of specific impairment analyses performed and related charge-offs. The provision for loans losses did not increase proportionately to the increase in nonperforming assets due to the value of the underlying collateral securing these loans and the results of the specific valuation analyses performed by the Company. See “Asset Quality” included in Item 2 for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income decreased $380,000 for the three months ended December 31, 2009 compared to the same prior year period. The decrease between the periods was primarily a result of a $456,000 OTTI charge taken on an investment security.  Non-interest income increased $2.6 million for the nine months ended December 31, 2009 compared to the same prior year period.  A $2.5 million decrease in the OTTI charge taken on an investment security accounts for a majority of the increase between the periods for the nine months ended December 31, 2009. Gain on sales of loans held for sale increased $476,000 for the nine months ended December 31, 2009 compared to the same period in prior year. This increase was due to the significant increase in refinancing activity during the first quarter of fiscal 2010 as a result of a decline in mortgage interest rates. In addition, asset management fees decreased $205,000 for the nine months ended December 31, 2009 compared to the same period in prior year as a result of the decrease in assets under management by RAMCorp. This decrease in assets under management was primarily attributable to the decline in asset values as a result of the downturn in the markets and the general economy during the past 12-18 months. Most recently, assets under management have increased due to the recovery experienced in the markets. At December 31, 2009 assets under management were $279.7 million compared to $281.5 million at December 31, 2008. Mortgage loan fees, included in fees and service charges, remained relatively unchanged at $687,000 for the nine months ended December 31, 2009 compared to $688,000 from the same period in prior year.

Non-Interest Expense. Non-interest expense increased $885,000 and $2.8 million for the three and nine months ended December 31, 2009, respectively, compared to the same prior year periods. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs. FDIC insurance premiums for the nine months ended December 31, 2009 increased $1.1 million over the same period in prior year, reflecting the FDIC’s industry wide higher assessment rates for 2009 and a $417,000 special assessment charge in the first quarter of fiscal 2010. REO expenses increased $1.2 million due in part to $894,000 in charge-offs on existing REO properties as well as holding costs associated with such properties.  Professional fees have also remained higher due to the ongoing costs associated with nonperforming assets.

Income Taxes. The benefit for income taxes was $758,000 and $617,000 for the three and nine months ended December 31, 2009, respectively, compared to an income tax provision for the three months ended December 31, 2008 of $691,000 and an income tax benefit for the nine months ended December 31, 2008 of $1.4 million.  The benefit for income taxes was a result of the net pre-tax loss incurred during the quarter and nine months ended December 31, 2009.  The effective tax rate for three and nine months ended December 31, 2009 was 37.1% and 45.4%, respectively, compared to 31.9% and 41.2%, respectively, for the three and nine months ended December 31, 2008. When the Company incurs a pre-tax loss its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2009 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2009 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended December 31, 2009, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

In January 2009, the Bank entered into a Memorandum of Understanding or MOU with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of December 31, 2009, the Bank’s leverage ratio was 10.17% (2.17% over the new required minimum) and its risk-based capital ratio was 12.45% (0.45% over the new required minimum).  The MOU also requires the Bank to: remain in compliance with the minimum capital ratios contained in the Bank’s business plan; provide notice to and obtain a non-objection from the OTS prior to declaring a dividend; maintain an adequate allowance for loan and lease losses; engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and obtain written approval of the loan committee and the Board prior to the extension of credit to any borrower with a classified loan.

On June 9, 2009 the OTS issued a Supervisory Letter Directive or SLD to the Bank that restricts the Bank’s brokered deposits (including CDARS) to 10% of total deposits.  At December 31, 2009 and June 9, 2009, the Company did not have any wholesale-brokered deposits as compared to $19.9 million, or 3.0% of total deposits, at March 31, 2009. The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS balance was $28.0 million, or 4.1% of total deposits, and $22.2 million, or 3.3% of total deposits, at December 31, 2009 and March 31, 2009, respectively. At June 9, 2009, the Company had $20.4 million in CDARs deposits, which represented 3.2% of total deposits.

In October 2009, the Company entered into a separate MOU with the OTS. Under this agreement, the Company must, among other things, support the Bank’s compliance with its MOU issued in January 2009.  The MOU also requires the Company to: provide notice to and obtain written non-objection from the OTS prior to declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; provide notice to and obtain written non-objection from the OTS prior to incurring, issuing, renewing or repurchasing any new debt; and submit to the OTS within prescribed time periods an operations plan and a consolidated capital plan that respectively addresses the Company’s ability to meet its financial obligations through December 2012 and how the Bank will maintain capital ratios mandated by its MOU.

The MOUs and SLD will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that Company or the Bank were not in compliance with their respective MOUs, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank has been taking action and implementing programs to comply with the requirements of the MOU and SLD. Although compliance with the MOUs and SLD will be determined by the OTS, management believes that the Company and the Bank have complied in all material respects with the provisions of the MOUs and SLD required to be complied with as of the date of this filing, including the capital requirements and restrictions on brokered deposits imposed by the OTS.  The OTS may determine, however, in its sole discretion that the issues raised by the MOUs and SLD have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the Company’s business at the Bank or the holding company and negatively affect the Company’s ability to implement its business plan, pay dividends on the Company’s common stock, the value of the Company’s common stock as well as the Company’s financial condition and results of operations.

The current economic recession in the market areas the Company serves may continue to adversely impact its earnings and could increase the credit risk associated with its loan portfolio.

Substantially all of the Company’s loans are to businesses and individuals in the states of Washington and Oregon. A continuing decline in the economies of the seven counties in which it operates, including the Portland, Oregon metropolitan area, which the Company considers to be its primary market areas, could have a material adverse effect on its business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

A further deterioration in economic conditions in the Company’s market area could result in the following consequences, any of which could have a materially adverse impact on its business, financial condition and results of operations: loan delinquencies, problem assets and foreclosures may increase; demand for its products and services may decline; collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and the amount of its low-cost or non-interest bearing deposits may decrease.

Our real estate construction and land acquisition or development loans are based upon estimates of costs and the value of the completed project.

The Company makes real estate construction loans to individuals and builders, primarily for the construction of residential properties. The Company originates these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2009, construction loans totaled $82.1 million, or 11.1% of our total loan portfolio, of which $38.1 million were for residential real estate projects. Approximately $6.9 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land loans, which are loans made with land as security, totaled $76.8 million, or 10.4%, of the Company’s total loan portfolio at December 31, 2009. Land loans include raw land and land acquisition and development loans.  In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been.  Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2009, $108.0 million of the Company’s construction and land loans were for speculative construction loans. Approximately $23.4 million, or 21.7%, of the Company’s total real estate construction and land loans were nonperforming at December 31, 2009.

The Company’s emphasis on commercial real estate lending may expose it to increased lending risks.

The Company’s current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In the Company’s primary market of southwest Washington and northwest Oregon, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of its collateral and the Company’s ability to sell the collateral upon foreclosure. Many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss.

At December 31, 2009, the Company had $377.5 million of commercial real estate and multi-family real estate mortgage loans, representing 51.1% of its total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of the Company’s commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate and construction loans is not readily liquid, so the Company has less opportunity to mitigate credit risk by selling part or all of its interest in these loans.  As a result of these characteristics, if the Company forecloses on a commercial or multi-family real estate loan, its holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with the Company’s residential or consumer loan portfolios.

The level of the Company’s commercial real estate loan portfolio may subject it to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like the Company, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. The Company has concluded that it has a concentration in commercial real estate lending under the foregoing standards because the $316.8 million balance in commercial real estate loans at December 31, 2009 represents 300% or more of total capital. While the Company believes it has implemented policies and procedures with respect to its commercial real estate loan portfolio consistent with this guidance, bank regulators could require the Company to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to the Company.

Repayment of the Company’s commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2009, the Company had $111.7 million or 15.1% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company’s commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The Company’s business may be adversely affected by credit risk associated with residential property.

At December 31, 2009, $88.5 million, or 12.0% of the Company’s total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington and Oregon housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that the Company would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for the Company’s products and services, or lack of growth or a decrease in deposits. These potential negative events may cause the Company to incur losses, adversely affect its capital and liquidity, and damage the Company’s financial condition and business operations.

High loan-to-value ratios on a portion of the Company’s residential mortgage loan portfolio exposes the Company to greater risk of loss.

Many of the Company’s residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either the Company originated upon purchase a first mortgage with an 80% loan-to-value ratio, have originated a home equity loan with a combined loan-to-value ratio of up to 90% or because of the decline in home values in its market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal year ended March 31, 2009 and quarter ended December 31, 2009 the Company recorded a provision for loan losses of $16.2 million and $4.5 million, respectively, compared to $2.9 million for the fiscal year ended March 31, 2008 and $1.2 million for quarter ended December 31, 2008, respectively. The Company also recorded net loan charge-offs of $9.9 million and $4.3 million for the fiscal year ended March 31, 2009 and quarter ended December 31, 2009, respectively, compared to $866,000 and $1.1 million for the year ended March 31, 2008 and quarter ended December 31, 2008, respectively.  The Company is experiencing increasing loan delinquencies and credit losses. With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 64.2% of the Company’s nonperforming assets at December 31, 2009.  At December 31, 2009 the Company’s total nonperforming assets had increased to $59.5 million compared to $31.4 million at December 31, 2008.  Further, the Company’s loan portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

If current trends in the housing and real estate markets continue, we expect that the Company will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, the Company expects that it will continue to experience significantly higher than normal delinquencies and credit losses. As a result, the Company could be required to make further increases in  its provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on its financial condition and results of operations.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, the Company reviews its loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If the Company’s estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in the need for additions to the Company’s allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses.  The Company’s allowance for loan losses was 2.47% of gross loans held for investment and 50.08% of nonperforming loans at December 31, 2009. In addition, bank regulatory agencies periodically review the

Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on the Company’s financial condition, results of operations and its capital.

If the Company’s investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if the Company is required to increase its valuation reserves, the Company’s earnings could be reduced.

The Company obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period.  The Company’s net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If the Company’s valuation process is incorrect, the fair value of its investments in real estate may not be sufficient to recover the Company’s NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to the Company’s investments in real estate could have a material adverse effect on its financial condition and results of operations.

In addition, bank regulators periodically review the Company’s REO and may require the Company to recognize further charge-offs.  Any increase in the Company’s charge-offs, as required by such regulators, may have a material adverse effect on its financial condition and results of operations.

Other-than-temporary impairment charges in the Company’s investment securities portfolio could result in significant losses and cause Riverview Community Bank to become significantly undercapitalized and adversely affect our continuing operations.

During the nine months ended December 31, 2009, we recognized a $915,000 non-cash other than temporary impairment (“OTTI”) charge on a single trust preferred investment security the Company holds for investment.  At December 31, 2009 the fair value of this security was $1.2 million. Management concluded that the decline of the estimated fair value below the cost of the security was other than temporary and recorded a credit loss of $915,000 through non-interest income. The Company determined the remaining decline in value was not related to specific credit deterioration.  The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before anticipated recovery of the remaining amortized cost basis.

The Company closely monitors this security and our other investment securities for changes in credit risk. The valuation of the Company’s investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. The Company’s valuation of our trust preferred security will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for this security. The current market environment significantly limits the Company’s ability to mitigate our exposure to valuation changes in this security by selling it. Accordingly, if market conditions deteriorate further and the Company determines its holdings of this or other investment securities are OTTI, the Company’s future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

The Company’s real estate lending also exposes us to the risk of environmental liabilities

In the course of our business, the Company may foreclose and take title to real estate, and it could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Company ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect the Company’s profitability.

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  The Company principally manages interest rate risk by managing its volume and mix of the Company’s earning assets and funding liabilities. In a changing interest rate environment, the Company may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) the Company’s ability to originate and/or sell loans; (2) the value of the Company’s interest-earning assets, which would negatively impact shareholders’ equity, and its ability to realize gains from the sale of such assets; (3) the Company’s ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of the Company’s borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.  If the Company is unable to manage interest rate risk effectively, its business, financial condition and results of operations could be materially harmed.

The Company’s loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of the Company’s real estate secured loans held are adjustable-rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect the Company’s profitability.

Increases in deposit insurance premiums and special FDIC assessments will hurt the Company’s earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased the Company’s deposit insurance costs and negatively impacted its earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The Company’s FDIC deposit insurance expense for fiscal 2010 was $1.5 million, including the special assessment of $417,000 recorded in June 2009 and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt the Company’s earnings.  Additionally, the FDIC imposed a rule requiring financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This amount will not immediately impact the Company’s earnings as the payment will be expensed over time.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition, growth and prospects.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company relies on customer deposits and advances from the FHLB of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund its operations. Although the Company has historically been able to replace maturing deposits and advances if desired, the Company may not be able to replace such funds in the future if, among other things, its financial condition, the financial condition of the FHLB or FRB, or market conditions change. The Company’s access to funding sources in amounts adequate to finance its activities or the terms of which are acceptable could be impaired by factors that affect the Company specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the Washington or Oregon markets where the Company’s loans are concentrated or adverse regulatory action against the Company.  In addition, the OTS has limited the Company’s ability to use brokered deposits as a source of liquidity by restricting them to not more than 10% of the Company’s total deposits.

The Company’s financial flexibility will be severely constrained if it is unable to maintain the Company’s access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although the Company considers its sources of funds adequate for the Company’s liquidity needs, the Company may seek additional debt in the future to achieve its long-term business objectives. Additional borrowings, if sought, may not be available to the Company or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, the Company’s financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Company may not incur additional debt without the prior written non-

objective of the OTS.  Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, the Company’s revenues may not increase proportionately to cover its costs.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income.

The Company originates and sells mortgage loans as well as brokers mortgage loans. Changes in interest rates affect demand for its loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease the Company’s revenues and net income.

A general decline in economic conditions may adversely affect the fees generated by the Company’s asset management company.

To the extent the Company’s asset management clients and assets become adversely affected by weak economic and stock market conditions, they may choose to withdraw the amount of assets managed by the Company and the value of its assets may decline. The Company’s asset management revenues are based on the value of the assets it manages. If the Company’s clients withdraw assets or the value of their assets decline, the revenues generated by Riverview Asset Management Corp. will be adversely affected.

The Company’s growth or future losses may require it to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support the Company’s operations. The Company anticipates that its capital resources will satisfy the Company’s capital requirements for the foreseeable future. Nonetheless, the Company may at some point need to raise additional capital to support continued growth.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial condition and performance. Accordingly, the Company cannot make assurances that it will be able to raise additional capital if needed on terms that are acceptable to the Company, or at all. If the Company cannot raise additional capital when needed, its ability to further expand the Company’s operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict its ability to foreclose on single-family home loans and offer overdraft protection.

The Company is subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of the Company’s common stock. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

Further, the Company’s regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect the Company’s ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the OTS would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter and require the Company to register as a bank holding company. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on the Company’s operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, the Company cannot determine the specific impact of regulatory reform at this time.

The Company may experience future goodwill impairment, which could reduce its earnings.

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2009, but no impairment was identified. The Company’s assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Its evaluation of the fair value of goodwill involves a substantial amount of judgment. If the Company’s  judgment was incorrect and an impairment of goodwill was deemed to exist, the Company would be required to write down its assets resulting in a charge to earnings, which would adversely affect the Company’s  results of operations, perhaps materially; however, it would have no impact on its liquidity, operations or regulatory capital.

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

The Company’s investment in Federal Home Loan Bank stock may become impaired.

At December 31, 2009, the Company owned $7.4 million in FHLB stock.  As a condition of membership at the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock. The stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Company’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, the Company has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

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

The Company’s assets as of December 31, 2009 include a deferred tax asset and it may not be able to realize the full amount of such asset.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was approximately $7.9 million up from a balance of approximately $4.4 million at December 31, 2008. The increase in net deferred tax asset resulted mainly from loan loss provisions and other than temporary impairment losses on securities for financial reporting purposes, neither of which are currently deductible for federal income tax reporting purposes. The deferred tax asset balance at December 31, 2009 attributable to the Company’s  loan loss reserves and other than temporary impairment losses was $6.1 million and $1.2 million, respectively. In addition, the Company also has a deferred tax asset of $684,000 related to a capital loss carry forward which expires in 2010. Utilization of this loss is subject to certain limitations of the Internal Revenue Code.

The Company regularly reviews its net deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The Company believes the recorded net deferred tax asset at December 31, 2009, including the capital loss carryforward, is fully realizable; however, if the Company determines that it will be unable to realize all or part of the net deferred tax asset, the Company would adjust this net deferred tax asset, which would negatively impact its earnings or increase its net loss.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                    None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

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

RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: January 28, 2010	Date: January 28, 2010

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

46