Form 10-K
period 2010-03-31
RIVERVIEW BANCORP INC
filed 2010-05-28
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2009 was $40,417,960 (10,923,773 shares at $3.70 per share).  As of May 25, 2010, there were issued and outstanding 10,923,773 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III).

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company" or “Riverview”), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”).  At March 31, 2010, the Company had total assets of $838.0 million, total deposit accounts of $688.0 million and shareholders' equity of $83.9 million. The Company’s executive offices are located at 900 Washington Street, Vancouver Washington. All references to the Company herein include the Bank where applicable.

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

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial, commercial real estate and real estate construction loans have increased to 87.6% of the loan portfolio at March 31, 2010 increasing the risk profile of the total loan portfolio. The Company’s recent strategy is to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans represented $30.6 million, or 86.4% of the residential construction portfolio at March 31, 2010. These loan balances decreased 47.0% from a year ago. Land acquisition and development loans were $74.8 million at March 31, 2010 compared to $91.9 million a year ago, which represents a decline of 18.6%.

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular, commercial real estate and commercial loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions. The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages growth while maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of these new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund new loan production. At March 31, 2010, checking accounts totaled $154.6 million, or 22.5% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with seventeen branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. Processing our own checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at all of its branches and is in the process of implementing remote capture of checks on site for selected Bank customers. The Bank has formed a cash management team with an emphasis on improving the Bank’s cash management product line for its commercial customers. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company is in the process of upgrading its online banking product, which will allow its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. During fiscal 2010, the Company enrolled in an Internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. In fiscal 2009, the Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers. Through the CDARS program, customers can access FDIC insurance up to $50 million. The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently. In fiscal 2009, the Company began operating as a merchant bankcard “agent bank” facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve bankcard applications and retain interchange income that, under its previous status as a “referral bank” was earned by a third party. During fiscal 2010, the Company began participating in the MoneyPass Network, which allows our customers access to over 16,000 ATMs across the country free of charge.

Special Note Regarding Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to:  the Company’s ability to raise common capital, the amount of capital it intends to raise and its intended use of that capital. The credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase the Company’s reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions and the possibility that our noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on our operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may in the future acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks detailed in Item 1A, “Risk Factors” of this Form 10-K.

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

Market Area

The Company conducts operations from its home office in Vancouver and seventeen branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Wood Village and Aumsville, Oregon. The Company operates a trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver, Washington.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank.  The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued into 2010 presenting an unusually challenging environment for banks. This has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios. Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter-ended March 31, 2010, unemployment in Clark County increased during the quarter ended March 31, 2010, unemployment in Portland, Oregon decreased during this same time period. In addition, several other indicators, including home values and housing inventory levels have shown improvements during the quarter ended March 31, 2010. According to the Washington State Employment Security Department, unemployment in Clark County increased to 14.6% in March 2010 compared to 13.7% at December 2009, 12.7% in September 2009 and 12.6% in June 2009. According to the Oregon Employment Department, unemployment in Portland decreased to 10.1% in March 2010 compared to 10.4% in December 2009, 11.3% in September 2009 and 11.6% in June 2009. Home values at March 31, 2010 in the Company’s market area remained lower than home values in 2009 and 2008, due in large part to an increase in volume of foreclosures and short sales. However, as noted above, home values have begun to stabilize in the past quarter after decreasing during the past fiscal year. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have fallen to 7.8 months at March 2010, compared to 12.0 months at March 2009. Inventory levels in Clark County have fallen to 7.7 months at March 2010, compared to 11.7 months at March 2009. Closed home sales in Clark County increased 30.9% in March 2010 compared to March 2009. Closed home sales in Portland increased 51.9% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. Accordingly to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland Oregon were approximately 18% and 22%, respectively as of March 31, 2010. During the past 24 months, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications of potential further increased loan delinquencies and defaults. In addition, competition among financial institutions for deposits has also continued to increase, making it more expensive to attract core deposits.

Lending Activities

General.  At March 31, 2010, the Company's net loans receivable totaled $712.8 million, or 85.1% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

                   Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$108,368	14.76%	$127,150	15.87%	$109,585	14.28%	$91,174	13.18%	$90,083	14.29%
Other real estate mortgage	459,178	62.52	447,652	55.88	429,422	55.97	360,930	52.19	329,631	52.31
Real estate construction	75,456	10.27	139,476	17.41	148,631	19.37	166,073	24.01	137,598	21.83
Total commercial and construction	643,002	87.55	714,278	89.16	687,638	89.62	618,177	89.38	557,312	88.43

Consumer:
Real estate one-to-four family	88,861	12.10	83,762	10.46	75,922	9.90	69,808	10.10	64,026	10.16
Other installment	2,616	0.35	3,051	0.38	3,665	0.48	3,619	0.52	8,899	1.41
Total consumer loans	91,477	12.45	86,813	10.84	79,587	10.38	73,427	10.62	72,925	11.57
Total loans	734,479	100.00%	801,091	100.00%	767,225	100.00%	691,604	100.00%	630,237	100.00%

Less:
Allowance for loan losses	21,642		16,974		10,687		8,653		7,221
Total loans receivable, net	$712,837		$784,117		$756,538		$682,951		$623,016

Loan Portfolio Composition.  The following table sets forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

COMPOSITION OF COMMERCIAL AND CONSTRUCTION LOAN TYPES BASED ON LOAN PURPOSE

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2010	(in thousands)

Commercial business	$108,368	$-	$-	$108,368
Commercial construction	-	-	40,017	40,017
Office buildings	-	90,000	-	90,000
Warehouse/industrial	-	46,731	-	46,731
Retail/shopping centers/strip malls	-	80,982	-	80,982
Assisted living facilities	-	39,604	-	39,604
Single purpose facilities	-	93,866	-	93,866
Land	-	74,779	-	74,779
Multi-family	-	33,216	-	33,216
One-to-four family construction	-	-	35,439	35,439
Total	$108,368	$459,178	$75,456	$643,002

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2009	(in thousands)

Commercial business	$127,150	$-	$-	$127,150
Commercial construction	-	-	65,459	65,459
Office buildings	-	90,621	-	90,621
Warehouse/industrial	-	40,214	-	40,214
Retail/shopping centers/strip malls	-	81,233	-	81,233
Assisted living facilities	-	26,743	-	26,743
Single purpose facilities	-	88,574	-	88,574
Land	-	91,873	-	91,873
Multi-family	-	28,394	-	28,394
One-to-four family construction	-	-	74,017	74,017
Total	$127,150	$447,652	$139,476	$714,278

Commercial Lending.  Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending.  At March 31, 2010, the other real estate lending portfolio totaled $459.2 million, or 62.52% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail and assisted living facilities (collectively “commercial real estate loans”); as well as land and multi-family loans primarily located in our market area. At March 31, 2010, owner occupied properties accounted for 31% of the Company’s commercial real estate portfolio and non-owner occupied properties accounted for 69%.

Commercial real estate loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company generally imposes a minimum debt service coverage ratio of 1.20 for loans secured by income producing properties. The Company actively pursues commercial real estate loans; however, new loan originations were lower in fiscal year 2010 reflecting the recessionary market conditions. At March 31, 2010, the Company had three commercial real estate loans totaling $3.0 million on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Risks Related to our Business – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. Strong demand for housing has led to loan growth in this category in recent years. However, the recent downturn in real estate has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values. The Company has focused on reducing these loans during the past fiscal year and plans to continue to reduce these portfolios. Additionally, the Company has ceased the origination of new land acquisition and development loans. At March 31, 2010, land acquisition and development loans totaled $74.8 million, or 10.18% of total loans compared to $91.9 million, or 11.47% of total loans at March 31, 2009. The largest loan had an outstanding balance at March 31, 2010 of $6.2 million and was performing according to its original repayment terms. With the exception of four loans totaling $8.1 million, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2010, the Company had fourteen land acquisition and development loans totaling $12.1 million on non-accrual status.

Both fixed and adjustable-rate loans are offered on other real estate loans. Adjustable-rate other real estate loans are originated with rates that generally adjust after an initial period ranging from one to five years. Adjustable-rate loans are generally priced utilizing the FHLB of Seattle's fixed advance rate for an equivalent period plus a margin ranging from 2.5% to 3.5%, with principal and interest payments fully amortizing over terms up to 30 years. These loans generally have a prepayment penalty.

Real Estate Construction.  The real estate construction loan portfolio, including loan commitments, totaled $88.7 million at March 31, 2010. The Company originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans.  The Company also originates construction loans for the development of business properties and multi-family dwellings.  All of the Company’s real estate construction loans were made on properties located in Washington and Oregon.

The composition of the Company’s construction loan portfolio including loan commitments at March 31, 2010 was as follows:

	At March 31,
	2010		2009
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$31,209	35.20%	$60,494	37.45%
Commercial/multi-family construction	47,975	54.11	77,842	48.19
Custom/presold construction	1,531	1.73	11,337	7.02
Construction/permanent	7,941	8.96	11,864	7.34
Total	$88,656	100.00%	$161,537	100.00%

(1) Includes loans in process of $13.2 million and $22.1 million at March 31, 2010 and 2009, respectively.

The Company has remained diligent in managing its construction loan portfolio and has continued to be successful at reducing its overall exposure in the residential construction and commercial real estate construction loans. At March 31, 2010, the balance of the Company’s construction loan portfolio, including loan commitments, was $88.7 million compared to $161.5 million at March 31, 2009. The $72.9 million reduction was a result of loan repayments, charge-offs, and foreclosures reflecting the Company’s efforts to reduce its exposure to these types of loans. The Company plans to continue its focus on aggressively managing its construction loan portfolio in fiscal year 2011. Additionally, the Company has significantly slowed the origination of new construction loans. In general, the Company is only originating new construction loans to facilitate the sale of existing loans or real estate owned properties; or on a very limited basis to selected borrowers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. Included in speculative construction loans are loans to finance the construction of townhouses and condominiums. At March 31, 2010, loans for the construction of townhouses and condominiums totaled $8.9 million and $18.1 million, respectively. At March 31, 2010, the Company had eleven borrowers with aggregate outstanding loan balances of more than $1.0 million, which totaled $27.5 million (the largest of which was $5.6 million) and were secured by properties located in the Company’s market area. At March 31, 2010, six speculative construction loans totaling $11.3 million were on non-accrual status.

The composition of the speculative construction and land acquisition and development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2010			(In thousands)

Land development	$6,911	$6,301	$51,899	$1,649	$8,019	$74,779
Speculative construction	5,827	10,807	12,418	1,564	-	30,616
Total land and spec construction	$12,738	$17,108	$64,317	$3,213	$8,019	$105,395

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2010, the largest custom construction loan had outstanding balance of $312,000 and was performing according to the original repayment terms. The largest presold construction loan had an outstanding balance of $266,000 and was on non-accrual status. At March 31, 2010, the Company had three presold construction loans on non-accrual status totaling $527,000. There were no custom construction loans on non-accrual status at March 31, 2010.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2010, the largest outstanding construction/permanent loan had an outstanding balance of $364,000 and was performing according to its original terms. At March 31, 2010, the Company had no construction/permanent loans on non-accrual status.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2010, such loans totaled $40.0 million, or 53.0% of total real estate construction loans and 5.4% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2010, the largest commercial construction loan had a balance of $7.2 million and was delinquent 71 days and accruing interest. At March 31, 2010, the Company had one commercial construction loan on non-accrual status totaling $31,000.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Risks related to our business – Our real estate construction and land acquisition loans are based upon estimates of costs and the value of the completed project.”

The Company has originated construction and land acquisition and development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration in the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral.

Consumer Lending. Consumer loans totaled $91.5 million at March 31, 2010. Consumer lending is comprised of one-to-four family mortgage loans, home equity lines of credit, land loans to consumers for the future construction of one-to-four family homes, totaling $88.9 million, and other secured and unsecured consumer loans, totaling $2.6 million at March 31, 2010.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on one-year constant maturity U.S. Treasury index or other index.  At March 31, 2010, the Company had ten one-to-four family loans totaling $2.7 million on non-accrual status. All of these loans were located in Oregon and Washington.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2010, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2010 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$60,009	$16,628	$15,626	$16,105	$-	$108,368
Other real estate mortgage	101,936	41,643	55,914	242,838	16,847	459,178
Real estate construction	49,446	8,521	664	16,825	-	75,456
Total commercial & construction	211,391	66,792	72,204	275,768	16,847	643,002
Consumer:
Real estate one-to-four family	5,635	10,668	5,319	12,324	54,915	88,861
Other installment	285	651	755	792	133	2,616
Total consumer	5,920	11,319	6,074	13,116	55,048	91,477
Total loans	$217,311	$78,111	$78,278	$288,884	$71,895	$734,479

The following table sets forth the dollar amount of all loans due after one year from March 31, 2010, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$24,171	$24,188	$48,359
Other real estate mortgage	61,567	295,675	357,242
Real estate construction	11,658	14,352	26,010
Total commercial and construction	97,396	334,215	431,611
Consumer:
Real estate one-to-four family	37,781	45,445	83,226
Other installment	1,725	606	2,331
Total consumer	39,506	46,051	85,557
Total loans	$136,902	$380,266	$517,168

Loan Solicitation and Processing. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Company also uses commissioned loan brokers and print advertising to market its products and services.

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

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions.  Collateral is not required to support commitments. At March 31, 2010, the Company had outstanding commitments to originate loans of $12.4 million, compared to $7.2 million at March 31, 2009.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs nine commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.0% to 1.5% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a fee of approximately 0.55% of the loan amount. During the year ended March 31, 2010, brokered loans totaled $90.5 million (including $19.6 million brokered to the Company), compared to $124.5 million of brokered loan in fiscal year 2009. Gross fees of $586,000 (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2010. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand. Due to the continued slowdown in the real estate markets during fiscal year 2010, the loan volume and amount of fees generated decreased compared to previous years.

Mortgage Loan Servicing.  The Company is a qualified servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2010, total loans serviced for others were $129.5 million, of which $115.4 million were serviced for FHLMC.

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

Nonperforming assets were $49.3 million or 5.89% of total assets at March 31, 2010 compared with $41.7 million or 4.57% of total assets at March 31, 2009. The Company also had net charge offs totaling $11.2 million during fiscal 2010 compared to $9.9 million during fiscal 2009. Credit quality challenges continue to be centered in residential land acquisition and development loans and speculative construction loans. Slower sales and excess housing inventory were the primary cause of the increase in delinquencies and foreclosures of such loans. While the Company has not engaged in any sub-prime lending programs the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has we believe contributed to the increased levels of builder and developer delinquencies. Continuation of recent economic conditions could result in additional increases in nonperforming assets, further increases in the provision for loan losses and charge-offs in the future.

As noted above, the problem loans identified by the Company have continued to remain concentrated in speculative construction loans and land acquisition and development loans. During the current fiscal year, management has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales, which have contributed to the increase in the allowance for loan losses. At March 31, 2010, the Company’s residential construction and land development loan portfolios were $35.4 million and $74.8 million, respectively. Substantially all of the loans in these two portfolios are located in the Company’s market area. The percentage of nonperforming loans in the residential construction and land development portfolios was 33.3% and 16.2%, respectively. For the year ended March 31, 2010, the charge-off ratio for the residential construction and land development portfolios was 7.76% and 4.60%, respectively.

Nonperforming loans at March 31, 2010 totaled $36.0 million and consisted of fifty-four loans to thirty-seven borrowers ranging in size from $19,000 to $4.4 million. As noted above, land acquisition and development loans and speculative construction loans continue to represent the largest portion of our nonperforming loans, totaling $23.9 million, or 66.3%, of the total nonperforming loan balance at March 31, 2010. The remaining balance includes seventeen commercial loans to ten borrowers totaling $6.4 million, three commercial real estate loans to three borrowers totaling $3.0 million, one commercial construction loan totaling $31,000 and ten residential real estate loans to ten borrowers totaling $2.7 million. All of these loans are to borrowers located in Oregon and Washington with the exception of two land acquisition and development loans totaling $1.6 million. One of these loans totaling $1.4 million is to a Washington borrower who has property located in Southern California. The second loan totaling $255,000 is secured by collateral located in Arizona. Thirty-six of the Company’s nonperforming loans, totaling $33.2 million or 92.1% of total nonperforming loans, were measured for impairment at March 31, 2010. The specific reserve associated with these impaired loans totaled $6.9 million. These levels of nonperforming loans resulted in elevated loan loss provisions and loan charge-offs for the year ended March 31, 2010.

At March 31, 2010, the largest relationship to one borrower had nonperforming loans totaling $6.6 million. These loans, which were placed on nonaccrual status in fiscal year 2010, are to a builder/developer of single-family homes/lots primarily in Clark County. Net charge-offs on these properties totaled $733,000 for fiscal year 2010. The Company believes that it is adequately reserved for these loans.

At March 31, 2010, the largest single nonperforming loan totaled $4.4 million. This loan was made to a builder/developer of a condominium project in Multnomah County of Portland, Oregon. Net charge-offs for this property totaled $400,000 for fiscal year 2010. The Company believes that it is adequately reserved for this loan.

The balance of nonperforming assets consisted of $13.3 million in real estate owned (“REO”) at March 31, 2010. The REO was comprised of single-family homes totaling $4.2 million, residential building lots totaling $4.2 million and land development property totaling $4.9 million. All of the REO properties are located in Oregon and Washington. As a result of the rapidly declining real estate values, the Company had $4.8 million in write-downs on existing REO properties during fiscal year 2010 and recognized an additional $902,000 on the sale of properties. Total REO sales were $15.7 million during fiscal 2010. Maintenance and operating expenses for these properties totaled $726,000 during fiscal year 2010. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Continued decline in market values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The coverage ratio of allowance for loan losses to nonperforming loans was 60.10% at March 31, 2010 compared to 61.57% at March 31, 2009. This coverage ratio decreased slightly from March 31, 2009 as more of the Company’s nonperforming loans have been reduced to expected recovery values as a result of specific impairment analysis performed on these loans and the increased charge-offs taken on such loans.

The following table sets forth information regarding the Company’s nonperforming assets.  At the dates indicated, the Company had no restructured loans within the meaning as defined in accounting standards for accounting by debtors and creditors for troubled debt restructuring.

	At March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$6,430	$6,018	$1,164	$-	$-
Other real estate mortgage	15,079	7,316	3,892	226	415
Real estate construction	11,826	12,720	2,124	-	-
Real estate one-to-four family	2,676	1,329	382	-	-
Total	36,011	27,383	7,562	226	415
Accruing loans which are contractually past due 90 days or more	-	187	115	-	-
Total nonperforming loans	36,011	27,570	7,677	226	415
REO	13,325	14,171	494	-	-
Total nonperforming assets	$49,336	$41,741	$8,171	$226	$415
Total nonperforming loans to net loans	4.90%	3.44%	1.00%	0.03%	0.07%
Total nonperforming loans to total assets	4.30	3.02	0.87	0.03	0.05
Total nonperforming assets to total assets	5.89	4.57	0.92	0.03	0.05

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2010	(In thousands)

Commercial business	$1,138	$2,724	$2,568	$-	$-	$6,430
Commercial real estate	1,846	-	1,150	-	-	2,996
Land	-	2,116	8,029	303	1,635	12,083
Commercial construction	-	-	-	31	-	31
One-to-four family construction	4,356	4,141	1,734	1,564	-	11,795
Real estate one-to-four family	1,095	310	1,271	-	-	2,676
Total nonperforming loans	8,435	9,291	14,752	1,898	1,635	36,011
REO	2,741	503	5,797	4,284	-	13,325
Total nonperforming assets	$11,176	$9,794	$20,549	$6,182	$1,635	$49,336

In addition to the nonperforming assets set forth in the table above, at March 31, 2010 and 2009 the Company had other loans of concern totaling $16.2 million and $10.1 million, respectively. Other loans of concern at March 31, 2010 consisted of twenty loans to sixteen borrowers. Similar to trends noted above, the increase in other loans of concern is concentrated around land development and speculative construction loans. Included in other loans of concern at March 31, 2010 are two real estate construction loans totaling $5.7 million (the largest of which was $4.6 million). The remaining $10.5 million of loans mainly consisted of commercial and land acquisition and development loans. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At March 31, 2010, loans delinquent more than 30 days were 1.93% of total loans compared to 1.94% at March 31, 2009. At March 31, 2010, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 1.06%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 0.91%. CRE loans represent the largest portion of our loan portfolio at 47.81% of total loans and the commercial business loans represent 14.75% of total loans.

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

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2010	2009
	(In thousands)
Classified loans	$52,245	$37,250

General loss allowances	13,608	12,659
Specific loss allowances	8,034	4,315
Net charge-offs	11,232	9,863

All of the loans on non-accrual status as of March 31, 2010 were categorized as classified loans. Classified loans at March 31, 2010 were made up of twelve real estate construction loans totaling $17.5 million (the largest of which was $4.6 million), twenty-six commercial loans totaling $9.7 million (the largest of these loans totaling $2.7 million), twenty land acquisition and development loans totaling $19.2 million, eleven one-to-four family real estate loans totaling $2.7 million, one multi-family loan totaling $4,000 and four commercial real estate property totaling $3.1 million. As discussed in “Market Area” and “-Nonperforming Assets” above, the downturn in general economic conditions, particularly in our local housing markets, was the primary reason for the increased level of classified and other problem loans during fiscal year 2010.

The balance of the classified loans continue to be concentrated in the land acquisition and development and speculative construction categories, which represented 36.8% and 33.5% respectively, of the balance at March 31, 2010. The increase in classified loans reflects the continued economic conditions, which have significantly affected homebuilders and developers.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company’s internal review function by its Credit Administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company’s external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit Administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2010, the Company had an allowance for loan losses of $21.6 million, or 2.95% of total loans. The allowance for loan losses, including unfunded commitments of $185,000, was $21.8 million, or 2.97% of total loans at March 31, 2010. The increase in the balance of the allowance for loan losses at March 31, 2010 reflects the increased levels of delinquent and classified loans, deteriorating economic conditions (particularly related to the real estate market) and a change in loss rates when compared to March 31, 2009. Classified assets were $52.2 million at March 31, 2010 compared to $37.3 million at March 31, 2009. The increase was primarily attributable to the current economic conditions affecting borrowers’ repayment ability. Nonperforming loans increased $8.4 million during the year-ended March 31, 2010, and specific reserves for such loans were $6.9 million. As previously noted in “ – Nonperforming Assets,” the increase in classified and nonperforming loans has continued to be centered in the Company’s land acquisition and development loan portfolio and its speculative loans portfolio. The deterioration in the loan portfolio resulted in an increase in the allowance for loan losses, which were partially offset by the $11.2 million in net charge-offs during fiscal year 2010. All of the loans on non-accrual status as of March 31, 2010 were categorized as classified loans.

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

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$16,974	$10,687	$8,653	$7,221	$4,395
Provision for loan losses	15,900	16,150	2,900	1,425	1,500
Recoveries:
Commercial and construction
Commercial business	5	25	10	165	87
Other real estate mortgage	77	-	12	-	-
Total commercial and construction	82	25	22	165	87
Consumer
Real estate one-to-four family	7	-	-	-	48
Other installment	-	2	17	28	14
Total consumer	7	2	17	28	62
Total recoveries	89	27	39	193	149
Charge-offs:
Commercial and construction
Commercial business	2,466	1,311	794	172	577
Other real estate mortgage	3,836	5,913	42	-	-
Real estate construction	3,737	2,073	-	-	-
Total commercial and construction	10,039	9,297	836	172	577
Consumer
Real estate one-to-four family	1,232	361	48	-	41
Other installment	50	232	21	14	93
Total consumer	1,282	593	69	14	134
Total charge-offs	11,321	9,890	905	186	711
Net charge-offs (recoveries)	11,232	9,863	866	(7)	562

Allowance acquired from American Pacific Bank	-	-	-	-	1,888
Balance at end of period	$21,642	$16,974	$10,687	$8,653	$7,221
Ratio of allowance to total loans outstanding at end of period	2.95%	2.12%	1.39%	1.25%	1.15%
Ratio of net charge-offs to average net loans outstanding during period	1.48	1.24	0.12	-	0.10
Ratio of allowance to total nonperforming loans	60.10	61.57	139.21	3,828.76	1,740.00

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$3,181	14.76%	$2,668	15.87%	$1,339	14.28%	$1,553	13.18%	$1,549	14.29%
Other real estate mortgage	10,028	62.52	6,475	55.88	5,415	55.97	4,066	52.19	3,553	52.30
Real estate construction	5,137	10.27	4,592	17.41	2,092	19.37	2,060	24.01	1,365	21.83
Consumer:
Real estate one-to-four family	1,522	12.10	1,148	10.46	669	9.90	333	10.10	292	10.17
Other installment	52	0.35	61	0.38	64	0.48	63	0.52	168	1.41
Unallocated	1,722	-	2,030	-	1,108	-	578	-	294	-
Total allowance for loan loss	$21,642	100.00%	$16,974	100.00%	$10,687	100.00%	$8,653	100.00%	$7,221	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2010, no investment securities were held for trading.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2010, the Company’s investment portfolio totaled $10.4 million, primarily consisting of $5.1 million in U.S. agency securities available-for-sale, $2.8 million in mortgage-backed securities available-for-sale, and $1.0 million in trust preferred securities available-for-sale. This compares with a total investment portfolio of $13.7 million at March 31, 2009, primarily consisting of $5.1 million in U.S. agency securities available-for-sale, $4.1 million in mortgage-backed securities available-for-sale, $2.3 million in municipal securities available-for-sale, and $1.1 million in trust preferred securities available-for-sale. At March 31, 2010, the Company owned no privately issued mortgage-backed securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2010		2009		2008
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
REMICs	$53	0.51%	$348	2.55%	$624	4.55%
FHLMC mortgage-backed securities	86	0.83	94	0.69	104	0.76
FNMA mortgage-backed securities	120	1.15	128	0.94	157	1.15
Municipal securities	517	4.97	529	3.87	-	-
	776	7.46	1,099	8.05	885	6.46
Available for sale (at fair value):
Agency securities	5,017	48.21	5,054	37.01	-	-
REMICs	556	5.34	685	5.02	858	6.25
FHLMC mortgage-backed securities	2,219	21.33	3,310	24.24	4,390	32.02
FNMA mortgage-backed securities	53	0.51	71	0.52	90	0.66
Municipal securities	743	7.14	2,292	16.78	2,875	20.97
Trust preferred securities	1,042	10.01	1,144	8.38	4,612	33.64
	9,630	92.54	12,556	91.95	12,825	93.54
Total investment securities	$10,406	100.00%	$13,655	100.00%	$13,710	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2010.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal securities	$-	-%	$-	-%	$517	4.97%	$743	4.38%
Agency securities	-	-	5,017	3.06	-	-	-	-
REMICs	-	-	-	-	203	5.01	406	1.43
FHLMC mortgage- backed securities	-	-	2,219	4.01	-	-	86	3.55
FNMA mortgage- backed securities	-	-	40	6.52	-	-	133	2.88
Trust preferred securities	-	-	-	-	-	-	1,042	2.43
Total	$-	-%	$7,276	3.36%	$720	4.98%	$2,410	2.93%

(1)	For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale were $6.8 million at March 31, 2010, compared to $8.5 million at March 31, 2009. The $1.7 million decrease was attributable to calls, maturities, scheduled cash flows, principal paydowns and an impairment charge of $1.0 million. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. The investment security that the Company recognized a non-cash impairment charge on is a trust preferred pooled security issued by other bank holding companies. Management believes it is possible that a substantial portion of the principal and interest will be received, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2010, actual market prices, or relevant observable inputs for our trust preferred pooled security, continued to be unavailable as a result of the secondary market for trust preferred securities being restricted to a level determined to be inactive. This determination was made considering the low number of observable transactions for trust preferred securities or similar collateral debt obligations, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in implied liquidity risk premiums, the lack of information that is released publicly, and from discussions management had with third-party industry analysts. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security at March 31, 2010. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2010 to be $1.0 million.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although the Company’s estimate of fair value fell within the range of valuations provided, the magnitude in the range of fair values estimates further supported the difficulty in estimating the fair value for these types securities in the current environment.

In April 2009, accounting guidance was issued on the recognition and presentation of OTTI – see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies." To determine the component of OTTI related to credit losses, the Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports. In general, default rates of the underlying individual issuers has increased resulting in a decline in value of the security. In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuers financial condition including capital levels, nonperforming asset amounts, loan loss reserve levels, and portfolio composition and concentrations. As a result of this analysis, the Company recorded an adjustment, net of taxes, which decreased accumulated other comprehensive income with a corresponding adjustment to increase beginning retained earnings totaling $1.5 million at March 31, 2009.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2010 and 2009,” “Fair Value of Level 3 Assets,” and Item 1A, “Risk Factors – Risks Related to our Business – Other-than-temporary impairment charges in our investment securities portfolio could result in significant losses and cause Riverview Community Bank to become significantly undercapitalized and adversely affect our continuing operations,” and Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Business checking accounts have grown $12.5 million to $75.4 million at March 31, 2010 from $62.9 million at March 31, 2008, an increase of 19.9%. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns. The Company generally reviews its deposit mix and pricing weekly.

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Non-interest-bearing demand	$87,508	0.00%	$81,566	0.00%	$82,776	0.00%
Interest checking	79,444	0.42	86,986	1.13	129,552	3.02
Regular savings accounts	29,526	0.55	27,138	0.55	27,403	0.55
Money market accounts	192,064	1.23	173,853	2.19	219,528	4.05
Certificates of deposit	277,639	2.44	282,055	3.66	197,049	4.67
Total	$666,181	1.45%	$651,598	2.34%	$656,308	3.37%

For additional information regarding our deposit accounts, see Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Deposit accounts totaled $688.0 million at March 31, 2010 compared to $670.1 million at March 31, 2009. The continued low interest rates have resulted in customers placing their deposits into money market accounts and certificate of deposits, which earn the highest interest rate yields. Money market and certificate of deposit accounts increased $31.1 million and $14.0 million, respectively at March 31, 2010 compared to March 31, 2009.

The Company did not have any wholesale-brokered deposits at March 31, 2010 compared to $19.9 million, or 2.9% of total deposits, at March 31, 2009. Customer branch deposit balances increased $51.3 million since March 31, 2009. The increase in deposits resulted from a continued effort by the Company to increase its core deposits. The Company continues to focus deposit growth around customer relationships as opposed to obtaining deposits through the wholesale markets. However, the Company has continued to experience increased competition for customer deposits within its market area. Overall, growth in deposits was suppressed by a decrease in the average account balances of many of our real estate related customers reflecting the slowdown of home sales and other transaction closings. Additionally, the Company had $31.9 million, or 4.6% of total deposits, in CDARS deposits, which were gathered from customers within the Company’s primary market-area. In the first quarter of fiscal 2010, the OTS informed the Company that it was placing a restriction through a Supervisory Letter Directive on the Bank’s ability to increase brokered deposits, including the Bank’s reciprocal CDARS program, to no more than 10% of total deposits.

At March 31, 2010 and 2009, deposits from RAMCorp totaled $1.9 million and $29.0 million, respectively. These deposits were included in interest checking accounts and represent assets under management by RAMCorp. The reduction in these deposits was a strategic decision made by the Company to reduce its overall costs of funding as these funds at the time were more costly than other deposits. At March 31, 2010, the Company also had $5.4 million in deposits from public entities located in the State of Washington, all of which were fully covered by FDIC insurance or secured by pledged collateral.

Deposit growth remains a key strategic focus for the Company and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressures, changing customer deposit behavior, and increasing or decreasing interest rate environments.  Adverse developments with respect to any of these risk factors could limit the Company’s ability to attract and retain deposits and could have a material negative impact on the Company’s financial condition, results of operations and cash flows.

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2010.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$51,031	1.54%
Over three through six months	46,712	1.83
Over six through 12 months	56,879	1.62
Over 12 Months	24,560	2.91
Total	$179,182	1.83%

Borrowings.  Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB of Seattle and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB of Seattle and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB of Seattle equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2010, the Bank had $23.0 million of outstanding advances from the FHLB of Seattle under an available credit facility of $256.7 million, which is limited to available collateral.

The Company also has a borrowing arrangement with the FRB under the Borrower-In-Custody program.  Under this program, the Bank had an available credit facility of $130.7 million, subject to pledged collateral, as of March 31, 2010.  At March 31, 2010, the Bank had $10.0 million of outstanding borrowings from the FRB.

The following tables set forth certain information concerning the Company's FHLB advances and FRB borrowings at the dates and for the periods indicated.  All of the FHLB advances and FRB borrowings are scheduled to mature during fiscal year 2011.

	At March 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB advances outstanding	$23,000	$37,850	$92,850
Weighted average rate on FHLB advances	0.64%	2.02%	3.35%
FRB borrowings outstanding	$10,000	$85,000	$-
Weighted average rate on FRB advances	0.50%	0.25%	-

	Year Ended March 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$23,000	$144,860	$122,200
Average FHLB advances outstanding	7,116	115,303	47,769
Weighted average rate on FHLB advances	1.07%	1.99%	4.32%
Maximum amounts of FRB borrowings outstanding at any month end	$145,000	$85,000	$-
Average FRB borrowings outstanding	85,978	10,000	-
Weighted average rate on FRB borrowings	0.28%	0.25%	-

At March 31, 2010, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2010 and 2009 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 14 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2010, the Company had 233 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2010, the Bank’s investments of $1.0 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $2.2 million in RAMCorp, an 85% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $28,000 for the fiscal year ended March 31, 2010 and total assets of $1.0 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $372,000 for the fiscal year ended March 31, 2010 and total assets of $2.7 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2010, total assets under management totaled $279.5 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	70	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	57	President and Chief Operating Officer
David A. Dahlstrom	59	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	32	Executive Vice President and Chief Financial Officer
John A. Karas	61	Executive Vice President
James D. Baldovin	51	Executive Vice President Retail Banking
(1)      At March 31, 2010

Patrick Sheaffer is Chairman of the Board and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, positions he has held since February 2004. Prior to February 2004, Mr. Sheaffer served as Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1997. He became Chairman of the Board of the Bank in 1993. Mr. Sheaffer joined the Bank in 1963. He is responsible for leadership and management of the Company. Mr. Sheaffer is active in numerous professional and civic organizations.

Ronald A. Wysaske is President and Chief Operating Officer of the Bank, positions he has held since February 2004. Prior to February 2004, Mr. Wysaske served as Executive Vice President, Treasurer and Chief Financial Officer of the Bank from 1981 to 2004 and of the Company since its inception in 1997. He joined the Bank in 1976. Mr. Wysaske is responsible for daily operations and management of the Bank. He holds an M.B.A. from Washington State University and is active in numerous professional, educational and civic organizations.

David A. Dahlstrom is Executive Vice President and Chief Credit Officer and is responsible for all Riverview lending divisions related to its commercial, mortgage and consumer loan activities.  Prior to joining Riverview in May 2002, Mr. Dahlstrom spent 14 years with First Interstate Bank and progressed through a number of management positions, including serving as Senior Vice President of the Business Banking Group in Portland.  In 1999, Mr. Dahlstrom joined a regional bank as Executive Vice President/Community Banking, responsible for all branch operations and small business banking.

Kevin J. Lycklama is Executive Vice President and Chief Financial Officer of the Company, positions he has held since February 2009. Prior to February 2008, Mr. Lycklama served as Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager.  He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company. He holds a Bachelor of Arts degree from Washington State University and is a certified public accountant.

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

Congress is currently considering various significant regulatory reform proposals.  If new legislation is enacted, it could have a significant impact on the regulation and operations of financial institutions and their holding companies.  The proposals generally provide for the elimination of the OTS, the Company’s and the Bank’s primary regulator, and could require the Company  to become a bank holding company, making it subject to regulatory capital requirements for the first time.  In addition, the Bank could be required to convert to a national bank or a state bank charter.  There are also proposals for the creation of a new consumer financial protection agency that would issue and enforce consumer protection initiatives governing financial products and services.  The details and impact of regulatory reform proposals cannot be determined until new legislation is enacted.  In addition, the regulations governing the Company and the Bank may be amended from time to time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.  No assurance can be given as to whether or in what form any such changes may occur.

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

Federal Regulation of Savings Institutions

Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required by law.

In January 2009, the OTS finalized an informal supervisory agreement, a Memorandum of Understanding (“MOU”), which was reviewed and approved by the Board on January 21, 2009. Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of March 31, 2010, the Bank’s leverage ratio was 9.84% (1.84% over the new required minimum) and its risk-based capital ratio was 12.11% (0.11% over the new required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses (ALLL); (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

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

The Board and Bank management do not believe that either of these agreements have or will constrain the Bank’s business plan and furthermore, believes that the Company and the Bank are currently in compliance with all of the requirements through its normal business operations.  These requirements will remain in effect until modified or terminated by the OTS.  For more information about the MOU and its impact on the Bank, see “Item 1A, Risk Factors – Risks Related to Our Business – We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.”

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OTS assessment for the fiscal year ended March 31, 2010 was $309,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At March 31, 2010, the Bank's lending limit under this restriction was $15.2 million and, at that date, the Bank’s largest lending relationship with one borrower was $11.0 million, which consisted of one commercial construction loan with an outstanding balance of $2.1 million and one commercial real estate mortgage loan with and outstanding balance of $8.3 million, both of which were performing according to their original terms at March 31, 2010.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At March 31, 2010, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement.  The Bank did not receive any dividends from the FHLB of Seattle for the year ended March 31, 2010. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB of Seattle is not anticipated to resume dividend payments until their financial results improve. The FHLB of Seattle has not indicated when dividend payments may resume.

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

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Beginning in October 2008, the FDIC temporarily increased FDIC deposit insurance coverage per separately insured depositor to $250,000 through December 31, 2013.  On January 1, 2014, the coverage limit is scheduled to return to $100,000, except for certain retirement accounts which will be insured up to $250,000.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009. The Bank paid $417,000 for this special FDIC assessment in September 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The Bank prepaid $5.4 million in FDIC assessments during the fourth quarter of 2009, which will be expensed over 2010, 2011 and 2012.  The balance of the prepaid assessment was $4.7 million at March 31, 2010.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress.  The TLGP has two components: 1) a Debt Guarantee Program (“DGP”), guaranteeing newly issued senior unsecured debt, and 2) a Transaction Account Guarantee Program (“TAGP”), providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5%

annual interest, and interest on lawyers trust accounts, regardless of the amount.  The Bank and the Company participate in the DGP, however, no debt has been issued by the Bank and the Company under the DGP as of March 31, 2010.  The Bank is presently participating in the TAGP during the extension period ending December 31, 2010.  The fees for this program range from 15 to 25 basis points (annualized), depending on the institutions risk category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2010 averaged 5.36 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2010, the Bank’s capital ratios met the "well capitalized" standards.

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

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2010, the Bank maintained 67.50% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The OTS also has authority to establish individual minimum capital requirements for financial institutions. As previously discussed, in January 2009, the Bank entered into an MOU with the OTS which requires the Bank to achieve and maintain capital levels in excess of the minimum capital standards required under OTS’s Prompt Corrective Actions.  Under the MOU, the Bank must achieve and maintain Tier 1 (core) leverage ratio of 8% and total risk-based capital ratio of 12%.  For additional information, see Item 1A, “Risk Factors – Risks Related to Our Business – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and/or additional regulatory actions” and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“SOX Act”) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the SOX Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOX Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

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

Item1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.  The risks below also include forward-looking statements.  This report is qualified in its entirety by these risk factors.

Risks Related to the U.S. Financial Industry

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as Riverview.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•
We potentially face increased regulation of our industry and a change in regulators for Riverview and Riverview Community Bank. Compliance with such regulation and the requirements of different regulators may increase our costs and limit our ability to pursue business opportunities.

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

Risks Related to our Business

We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In January 2009, Riverview Community Bank entered into a Memorandum of Understanding or MOU with the OTS. Under that agreement, Riverview Community Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%. As of March 31, 2010, Riverview Community Bank’s leverage ratio was 9.84% (1.84% over the new required minimum) and its risk-based capital ratio was 12.11% (0.11% over the new required minimum). The MOU also requires Riverview Community Bank to:

•	remain in compliance with the minimum capital ratios contained in Riverview Community Bank’s business plan;

•	provide notice to and obtain a non-objection from the OTS prior to declaring a dividend;

•	maintain an adequate allowance for loan and lease losses;

•	engage an independent consultant to conduct a comprehensive evaluation of Riverview Community Bank’s asset quality;

•	submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and

•	obtain written approval of the loan committee and the Board prior to the extension of credit to any borrower with a classified loan.

On June 9, 2009 the OTS issued a Supervisory Letter Directive or SLD to Riverview Community Bank that restricts the its brokered deposits (including CDARS) to 10% of total deposits.  At March 31, 2010 and June 9, 2009, we did not have any wholesale-brokered deposits as compared to $19.9 million, or 3.0% of total deposits, at March 31, 2009. Riverview Community Bank participates in the CDARS product, which allows Riverview Community Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. Riverview Community Bank’s CDARS balance was $31.9 million, or 4.6% of total deposits, and $22.2 million, or 3.3% of total deposits, at March 31, 2010 and March 31, 2009, respectively.

In October 2009 Riverview entered into a separate MOU with the OTS. Under this agreement, Riverview must, among other things, support Riverview Community Bank’s compliance with its MOU issued in January 2009. The MOU also requires Riverview to:

•	provide notice to and obtain written non-objection from the OTS prior to declaring a dividend or redeeming any capital stock or receiving dividends or other payments from Riverview Community Bank;

•	provide notice to and obtain written non-objection from the OTS prior to incurring, issuing, renewing or repurchasing any new debt; and

•
submit to the OTS within prescribed time periods an operations plan and a consolidated capital plan that respectively addresses Riverview’s ability to meet its financial obligations through December 2012 and how Riverview Community Bank will maintain capital ratios mandated by its MOU.

The MOUs and SLD will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that Riverview or Riverview Community Bank were not in compliance with their respective MOUs, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of Riverview or Riverview Community Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of Riverview and Riverview Community Bank have been taking action and implementing programs to comply with the requirements of the MOU and SLD. Although compliance with the MOUs and SLD will be determined by the OTS, management believes that Riverview and Riverview Community Bank have complied in all material respects with the provisions of the MOUs and SLD required to be complied with as of the date of this prospectus, including the capital requirements and restrictions on brokered deposits imposed by the OTS.  The OTS may determine, however, in its sole discretion that the issues raised by the MOUs and SLD have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at Riverview Community Bank or Riverview and negatively affect our ability to implement our business plan, pay dividends on or our common stock the value of our common stock as well as our financial condition and results of operations.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A continuing decline in the economies of the seven counties in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

Our real estate construction and land acquisition or development loans are based upon estimates of costs and the value of the completed project.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2010, construction loans totaled $75.5 million, or 10.3% of our total loan portfolio, of which $35.4 million were for residential real estate projects. Approximately $4.8 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land loans, which are loans made with land as security, totaled $74.8 million, or 10.2%, of our total loan portfolio at March 31, 2010. Land loans include raw land and land acquisition and development loans.  In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been.  Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2010, $105.4 million of our construction and land loans were for speculative construction loans. Approximately $23.9 million, or 22.7%, of our speculative construction and land loans were nonperforming at March 31, 2010.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

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

At March 31, 2010, we had $384.4 million of commercial and multi-family real estate mortgage loans, representing 52.3% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate and multi-family loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $317.4 million balance in commercial real estate loans at March 31, 2010 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2010, we had $108.4 million or 14.8% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2010, $91.5 million, or 12.5% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington and Oregon housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated upon purchase a first mortgage with an 80% loan-to-value ratio, have originated a home equity loan with a combined loan-to-value ratio of up to 90% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended March 31, 2010 and 2009 we recorded a provision for loan losses of $15.9 million and $16.2 million, respectively. We also recorded net loan charge-offs of $11.2 million and $9.9 million for the fiscal years ended March 31, 2010 and 2009, respectively. During these last two fiscal years, we experienced increasing loan delinquencies and credit losses. With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 66.3% of our nonperforming loan balance at March 31, 2010.  At March 31, 2010 our total nonperforming assets had increased to $49.3 million compared to $41.7 million at March 31, 2009.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we expect that we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

We may have continuing losses.

We reported a net loss of $5.4 million and $2.7 million for the fiscal years ended March 31, 2010 and 2009, respectively. These losses primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses and real estate owned (“REO”), related expenses and write-downs. We may continue to suffer further losses.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;

•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.95% of gross loans held for investment and 60.10% of nonperforming loans at March 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as REO, and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in significant losses and cause Riverview Community Bank to become significantly undercapitalized and adversely affect our continuing operations.

During the fiscal year ended March 31, 2010, we recognized a $1.0 million non-cash OTTI charge on a single trust preferred investment security we hold for investment.  At March 31, 2010 the fair value of this security was $1.0 million. Management concluded that the decline of the estimated fair value below the cost of the security was other than temporary and recorded a credit loss of $1.0 million through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration.  We do not intend to sell this security and it is not more likely than not that we will be required to sell the security before anticipated recovery of the remaining amortized cost basis.

We closely monitor this security and our other investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. Our valuation of our trust preferred security will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for this security. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in this security by selling it. Accordingly, if market conditions deteriorate further and we determine our holdings of this or other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of our real estate secured loans held  are adjustable-rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal 2010 was $1.9 million, including the special assessment of $417,000 recorded in June 2009 and paid on September 30, 2009.

Further, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures.  The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010.  Additionally, in November 2009, the FDIC announced that financial institutions are required to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  In December 2009, we prepaid $5.4 million, which will be expensed over this three-year period. This prepayment did not immediately impact our earnings as the payment will be expensed over time, however, any additional emergency special assessment imposed by the FDIC will adversely affect our earnings.

We participate in the FDIC's Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC's Temporary Liquidity Guarantee Program, or TLGP. The TAGP was originally set to expire on December 31, 2009, but the FDIC established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010, and subsequently extended it through December 31, 2010 with the possibility of a further extension through December 31, 2011. During the extension period, the fees for participating banks range from 15 to

25 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

To the extent that assessments under the TAGP are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These charges would cause the premiums and TAGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us.  In addition, the OTS has limited our ability to use brokered deposits as a source of liquidity by restricting them to not more than 10% of our total deposits.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, Riverview may not incur additional debt without the prior written non-objective of the OTS.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income.

We originate and sell mortgage loans as well as broker mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease our revenues and net income.

A general decline in economic conditions may adversely affect the fees generated by our asset management company.

To the extent our asset management clients and their assets become adversely affected by weak economic and stock market conditions, they may choose to withdraw the amount of assets managed by us and the value of their assets may decline. Our asset management revenues are based on the value of the assets we manage. If our clients withdraw assets or the value of their assets decline, the revenues generated by Riverview Asset Management Corp. will be adversely affected.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements under Riverview Community Bank’s MOU. Nonetheless, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the OTS, we may be subject to additional adverse regulatory action.  See “We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of Washington and Oregon in the future. These laws may further restrict our collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on Riverview and Riverview Community Bank. Under the reform plan, the federal thrift charter and the OTS would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require Riverview Community Bank to become a national bank or adopt a state charter and require Riverview Bancorp to register as a bank holding company. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter-ended December 31, 2009, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our litigation related costs might continue to increase.

Riverview Community Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of Riverview Community Bank’s business. In the current economic environment Riverview Community Bank’s involvement in litigation has increased significantly, primarily as a result of defaulted borrowers asserting claims in order to defeat or delay foreclosure proceedings. Riverview Community Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. Although management, based on discussion with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of Riverview Community Bank, there can be no assurance that a resolution of any such legal matters will not result in significant liability to Riverview Community Bank nor have a material adverse impact on its financial condition and results of operations or Riverview Community Bank’s ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings will adversely affect Riverview Community Bank’s results of operations until they are resolved. There can be no assurance that Riverview Community Bank’s loan workout and other activities will not expose Riverview Community Bank to additional legal actions, including lender liability or environmental claims.

Our investment in Federal Home Loan Bank stock may become impaired.

At March 31, 2010, we owned $7.4 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

The FDIC in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including Riverview Community Bank.  These increases of coverage, with the exception of IRA and certain retirement accounts, are scheduled to expire December 31, 2013. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage.  We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

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

An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, including transactions in the states of Washington, Oregon and Idaho.  Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot provide assurance that we would be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where Riverview Community Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced an increase in apparent fraud and other financial crimes; however, we have not recently experienced material losses due to such crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

Our assets as of March 31, 2010 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At March 31, 2010, the net deferred tax asset was approximately $11.2 million an increase from a balance of approximately $8.2 million at March 31, 2009. The increase in Riverview Community Bank’s net deferred tax asset resulted mainly from loan loss provisions and REO write-downs, neither of which is currently deductible for federal income tax reporting purposes. The deferred tax asset balance at March 31, 2010 attributable to our loan loss reserves and REO write-downs was $7.7 million and $2.3 million, respectively.

We regularly review our net deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at March 31, 2010 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our earnings or increase our net loss.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended December 31, 2008 and we do not know if we will resume the payment of dividends in the future.  In addition, under the terms of the October 2009 MOU the payment of dividends by Riverview to its shareholders is also subject to the prior written non-objection of the OTS.  As an entity separate and distinct from Riverview Community Bank, Riverview derives substantially all of its revenue in the form of dividends from Riverview Community Bank.  Accordingly, Riverview is and will be dependent upon dividends from Riverview Community Bank to satisfy its cash needs and to pay dividends on its common stock.  The inability to receive dividends from Riverview Community Bank could have a material adverse effect on Riverview’s business, financial condition and results of operations. Riverview Community Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. Riverview Community Bank does not currently meet these regulatory requirements. As discussed above, Riverview Community Bank may not pay dividends to Riverview without prior notice to the OTS which limits Riverview’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

We have deferred payments of interest on our outstanding junior subordinated debentures and as a result  we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

In the first quarter of fiscal 2011, we elected to defer regularly scheduled interest payments on our  outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. There are currently two separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee from Riverview. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including the deferred interest, and Riverview may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated debentures.

We may, without notice to or consent from the holders of our common stock, issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock. Under Riverview’s MOU the issuance of any new debt is subject to the non-objection of the OTS. Assuming we were to receive such non-objection, as a result of our deferral of interest on the junior subordinated debentures, it is likely that we will not be able to raise funds through the offering of debt securities until we become current on these obligations or these obligations are restructured.

This deferral may also adversely affect our ability to obtain debt financing on commercially reasonable terms, or at all. In addition, if Riverview defers interest payments on the junior subordinated debentures for more than 20 consecutive quarters, it would be in default under the indentures governing these debentures and the amount due under such agreements would be immediately due and payable. Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Bank.

For so long as we defer interest payments, we will likely have greater difficulty in obtaining financing and have fewer financing sources. In addition, the market value of our common stock may be adversely affected.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our articles of incorporation and bylaws, the corporate law of the State of Washington and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.  These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 15% or more of our outstanding common stock; limitations on voting by any person holding more than 10% of any class of Riverview equity securities; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy in our board of directors, supermajority voting requirements to remove any of our directors and the other provisions described under “Certain Anti-Takeover Provisions in Our Articles of Incorporation and Bylaws.”  Our articles of incorporation also authorize our board of directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  For further information, see “Description of Capital Stock—Preferred Stock.”  In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center, opened in 2006, is also located in Vancouver, Washington (both offices are leased).  At March 31, 2010, the Bank had 10 offices located in Clark County (five of which are leased), one office in Cowlitz County, two offices in Klickitat County, and one office in Skamania County.  The Bank also had two offices in Multnomah County (one of which is leased), and one office in Marion County.  During fiscal year March 31, 2010, the Company sold two of its branches and immediately entered into lease agreements for both locations.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2010, there were 10,923,773 shares of Company common stock issued and outstanding, 819 stockholders of record and an estimated 1,614 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Company which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Bank is required to provide notice to and receive the non-objective of the OTS prior to declaring a dividend pursuant to the terms of an MOU See Item 1A, “Risk Factors – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Item 1, “Regulation – Federal Regulation of Savings Associations – Limitations on Capital Distributions.” In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2010 and 2009 fiscal years.  At March 31, 2010, there were 21 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.

Fiscal Year Ended March 31, 2010	High	Low	Cash Dividends Declared

Quarter ended March 31, 2010	$2.94	$2.21	$-
Quarter ended December 31, 2009	3.93	2.24	-
Quarter ended September 30, 2009	4.32	2.95	-
Quarter ended June 30, 2009	3.90	2.63	-

Fiscal Year Ended March 31, 2009	High	Low	Cash Dividends Declared

Quarter ended March 31, 2009	$4.35	$1.60	$-
Quarter ended December 31, 2008	6.10	2.25	-
Quarter ended September 30, 2008	7.38	4.52	0.045
Quarter ended June 30, 2008	9.79	7.42	0.090

Stock Repurchase

Shares are repurchased from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions.

On June 21, 2007, the Company announced a stock repurchase program of up to 750,000 shares of its outstanding common stock, representing approximately 6% of outstanding shares at that date.  The Company did not repurchase any shares during the year ended March 31, 2010.  As of March 31, 2010, there were 125,000 shares that may be repurchased under the program, there is no stated expiration date for the stock repurchase program. Under the Company’s MOU the non-objection of the OTS must be received prior to any future stock repurchases.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Riverview Bancorp, Inc., The S&P 500 Index
And The NASDAQ Bank Index

180
160
140
120
100
80
60
40
20
0
3/31/05
3/31/06
3/31/07
3/31/08
3/31/09
3/31/10
Riverview Bancorp, Inc.
S&P 500
NASDAQ Bank

	3/31/05*	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10

Riverview Bancorp, Inc.	100.00	129.69	158.81	102.81	40.62	24.14
S & P 500	100.00	111.73	124.95	118.60	73.43	109.97
NASDAQ Bank	100.00	112.19	114.77	92.96	58.25	73.97

*$100 invested on 3/31/05 in stock or index-including reinvestment of dividends

Copyright © 2010, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2010, 2009, 2008, 2007 and 2006 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2010	2009	2008	2007	2006 (1)
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$837,953	$914,333	$886,849	$820,348	$763,847
Loans receivable, net	712,837	784,117	756,538	682,951	623,016
Loans held for sale	255	1,332	-	-	65
Mortgage-backed securities held to maturity	259	570	885	1,232	1,805
Mortgage-backed securities available for sale	2,828	4,066	5,338	6,640	8,134
Cash and interest-bearing deposits	13,587	19,199	36,439	31,423	31,346
Investment securities held to maturity	517	529	-	-	-
Investment securities available for sale	6,802	8,490	7,487	19,267	24,022
Deposit accounts	688,048	670,066	667,000	665,405	606,964
FHLB advances	23,000	37,850	92,850	35,050	46,100
Federal Reserve Bank advances	10,000	85,000	-	-	-
Shareholders’ equity	83,934	88,663	92,585	100,209	91,687

	Year Ended March 31,
	2010	2009	2008	2007	2006 (1)
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest income	$46,262	$52,850	$60,682	$61,300	$47,229
Interest expense	11,376	19,183	25,730	24,782	14,877
Net interest income	34,886	33,667	34,952	36,518	32,352
Provision for loan losses	15,900	16,150	2,900	1,425	1,500
Net interest income after provision for loan losses	18,986	17,517	32,052	35,093	30,852
Gains from sale of loans, securities and real estate owned	1,032	729	368	434	382
Impairment on investment security	(1,003)	(3,414)	-	-	-
Other non-interest income	7,237	8,215	8,514	8,600	8,455
Non-interest expenses	34,973	27,259	27,791	26,353	25,374
Income (loss) before income taxes	(8,721)	(4,212)	13,143	17,774	14,315
Provision (benefit) for income taxes	(3,277)	(1,562)	4,499	6,168	4,577
Net income (loss)	$(5,444)	$(2,650)	$8,644	$11,606	$9,738

(1)  On April 22, 2005, the Company acquired American Pacific Bank.

Earnings per share:
Basic	$(0.51)	$(0.25)	$0.79	$1.03	$0.87
Diluted	(0.51)	(0.25)	0.79	1.01	0.86
Dividends per share	-	0.135	0.42	0.395	0.34

	At or For the Year Ended March 31,
	2010	2009	2008	2007	2006 (1)

KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets	(0.62)%	(0.29)%	1.04%	1.43%	1.36%
Return on average equity	(6.00)	(2.85)	8.92	11.88	10.95
Dividend payout ratio (2)	-	(54.00)	53.16	38.35	39.08
Interest rate spread	4.19	3.73	4.09	4.37	4.55
Net interest margin	4.39	4.08	4.66	5.01	5.03
Non-interest expense to average assets	3.97	3.02	3.34	3.24	3.54
Efficiency ratio (3)	82.97	69.50	63.40	57.85	61.60

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	114.21	114.85	116.75	118.96	121.14
Allowance for loan losses to total net loans at end of period	2.95	2.12	1.39	1.25	1.15
Net charge-offs to average outstanding loans during the period	1.48	1.24	0.12	-	0.10
Ratio of nonperforming assets to total assets	5.89	4.57	0.92	0.03	0.05
Capital Ratios:
Average equity to average assets	10.29	10.29	11.65	12.01	12.39
Equity to assets at end of fiscal year	10.02	9.70	10.44	12.22	12.00

(1)	On April 22, 2005, the Company acquired American Pacific Bank
(2)	Dividends per share divided by earnings (loss) per share
(3)	Non-interest expense divided by the sum of net interest income and non-interest income

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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s Consolidated Financial Statements.  The Company has identified three policies, that due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of real estate owned (“REO”), and foreclosed assets, goodwill valuation and the calculation of income taxes.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” describes generally the Company’s accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company’s Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

Operating Strategy

Fiscal year 2010 marked the 87th anniversary since the Bank began operations in 1923.  The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2010, commercial and construction loans represented 87.6% of total loans. Commercial lending including commercial real estate has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability.

The primary business strategy of the Company is to provide comprehensive banking and related financial services within its local communities. The Company’s growing commercial customer base has enjoyed new products and the improvements in existing products. These new products include business checking, internet banking, remote deposit capture, expanded cash management services, bankcard merchant services, CDARS deposit offerings and new loan products. Retail customers have benefited from expanded choices ranging from additional automated teller machines, consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into  2010, has negatively affected the economy in our market area. As a result, the Company experienced a decline in the values of real estate collateral supporting its construction real estate and land acquisition and development loans, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan receivables, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular commercial real estate and commercial loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions. The Company seeks to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. The Company also have added experienced personnel to the department that monitors loans to enable the Company to better identify problem loans in a timely manner and reduce its exposure to a further deterioration in asset quality. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios.  Although   nonperforming assets increased from $41.7 million at March 31, 2009 to $49.3 million at March 31, 2010, the Company has continued to reduce its exposure to land development and speculative construction loans which represented $23.9 million or 66% of  its nonperforming loans at March 31, 2010. The total land development and speculative construction loan portfolios declined to $105.4 million compared to $149.6 million a year ago

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling  loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $279.5 million at March 31, 2010.  In December 2008, the Company began operating as a merchant bankcard "agent bank" facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a "referral bank", was earned by a third party.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle and Federal Reserve Bank of San Francisco advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.   In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products , that enable it to compete effectively with banks of all sizes. The Company recently increased its emphasis on enhancing its cash management product line with the hiring of an experienced cash management officer. The formation of a team consisting of this cash management officer and existing employees is expected to lead to an improved cash management product line for commercial customers.  Branch deposits have increased from $603.2 million at March 31, 2009 to $654.5 million at March 31, 2010.  Advances from the Federal Home Loan Bank of Seattle and Federal Reserve Bank of San Francisco have decreased from $122.9 million at March 31, 2009 to $33.0 million at March 31, 2010.

Continued Expense Control. Beginning in fiscal 2009 and continuing into fiscal 2010, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of the Company’s operations. Beginning in fiscal 2009, the Company instituted expense control measures such as reducing many marketing expenses, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. The Company also reduced its full-time equivalent employees from 247 at March 31, 2009 to 233 at March 31, 2010.  During October 2009, a branch and a loan origination office, were closed as a result of their failure to meet required growth standards. As a result of the reduction in personnel and closure of the offices the Company will save approximately $1.3 million per year.

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Companys ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership {ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its current market area to grow its franchise.  The Company anticipates organic growth, through its marketing efforts targeted to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branches and FDIC-assisted whole bank transactions that meet its investment and market objectives.  The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past six years.  The Company expects to gradually expand its operations further in the Portland Oregon metropolitan area which has a population of approximately two million people.  The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. The Company currently has no arrangements, agreements or understandings related to any acquisition or de novo branching.

Comparison of Financial Condition at March 31, 2010 and 2009

At March 31, 2010, the Company had total assets of $838.0 million compared with $914.3 million at March 31, 2009.  The decrease in total assets was part of the Company’s strategic plan to reduce its balance sheet through the reduction in the balance of loans receivable to increase the Company’s capital and liquidity positions.

Cash, including interest-earning accounts, totaled $13.6 million at March 31, 2010, compared to $19.2 million at March 31, 2009.  The $5.6 million decrease was primarily attributable to a decrease in cash balances maintained at the FRB as a result of the Company’s effort to reduce secured borrowings.

Investment securities available-for-sale totaled $6.8 million at March 31, 2010, compared to $8.5 million at March 31, 2009.  The $1.7 million decrease was attributable to called, maturities, scheduled cash flows, principal paydowns and an impairment charge. During the fiscal year ended March 31,2010, the Company recognized a non-cash OTTI charge on an investment security of $1.0 million compared to $3.4 million in the prior fiscal year. The investment security is a trust preferred pooled security with a fair market value of $1.0 million secured by trust securities and the underlying debentures issued by bank holding companies. For additional information on our Level 3 fair value measurements see “-Fair Value of Level 3 Assets”.

Mortgage-backed securities available-for-sale totaled $2.8 million at March 31, 2010, compared to $4.1 million at March 31, 2009.  The $1.2 million decrease was a result of repayments. The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $712.8 million at March 31, 2010, compared to $784.1 million at March 31, 2009, a 9.1% decrease due primarily to the Company’s planned balance sheet restructuring strategy, which includes reducing the loan portfolio to preserve capital and liquidity. This reduction was accomplished primarily through a decrease in the land acquisition and development and residential construction loan portfolios, which were reduced $55.7 million since March 31, 2009. The Company also reduced the balances in the commercial construction and commercial business loan portfolios during the year. The decline in the loan portfolio was a result of a combination of loan payoffs, principal repayments, a reduced emphasis on lending in certain sectors of the loan portfolio, transfer of loans to REO and loan charge-offs. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area.  Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no option ARM, teaser, or sub-prime residential real estate loans in its portfolio.

Prepaid expenses and other assets were $7.9 million at March 31, 2010 compared to $2.5 million at March 31, 2009. The increase was primarily due to $4.7 million in payments made to the FDIC for the Bank’s estimated prepayment of FDIC insurance assessments for the calendar years 2010, 2011 and 2012 that is included in prepaid expenses at March 31, 2010.

Goodwill was $25.6 million at March 31, 2010 and 2009.  The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2009.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts totaled $688.0 million at March 31, 2010 compared to $670.1 million at March 31, 2009. Customer branch deposits balances increased $51.3 million at March 31, 2010 compared to the prior year. This growth was attributable to gains in both new relationships and the deepening of existing customer relationships. The continued low interest rates have resulted in customers placing their deposits into money market accounts and certificates of deposit, which earn the highest interest rate yields.  Money market and certificate of deposit accounts increased $31.1 million and $14.0 million, respectively at March 31, 2010 compared to March 31, 2009. At March 31, 2010, checking accounts totaled $154.6 million, or 22.5% of total deposits. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, Trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet-based deposits) account for 94.8% of total deposits at March 31, 2010, compared to 90.0% at March 31, 2009. At March 31, 2010, there were no brokered deposits (exclusive of CDARS deposits), compared to $19.9 million, or 2.9% of total deposits, at March 31, 2009. The Company plans to continue its focus on the growth of customer branch deposits and on building customer relationships as opposed to obtaining brokered deposits.

FHLB advances decreased to $23.0 million at March 31, 2010 as compared to $37.9 million at March 31, 2009.  During the first three quarters of fiscal year 2010, the Company utilized the FRB for its borrowings. The decision to shift the Company’s borrowings to the FRB was a result of the lower cost of FRB borrowings as compared to those from the FHLB for the first three quarters of fiscal year 2010.  During the fourth quarter of fiscal year 2010, the Company began to utilize the FHLB for its advances due to the increase in the FRB discount rate on February 17, 2010. FRB borrowings totaled $10.0 million at March 31, 2010, compared to $85.0 million at March 31, 2009.  Overall borrowings decreased $89.9 million to $33.0 million at March 31, 2010 compared to $122.9 million at March 31, 2009, as a result of the increase in deposits and the planned reduction in the loan portfolio.

Shareholders' equity decreased $4.7 million to $83.9 million at March 31, 2010 from $88.7 million at March 31, 2009. The decrease in equity resulted from a net loss of $5.4 million for the year ended March 31, 2010.  The decrease was partially offset by earned ESOP shares, the net tax effect on securities and noncontrolling interest of $771,000.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and a discounted cash flow analysis, which is also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. The Company validates its estimated fair value by comparing the fair value estimates using the income approach to the fair value estimates using the market approach.

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2009. As part of its process for performing the step one impairment test of goodwill, the Company estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 5%, a net interest margin that approximated 4.5% and a return on assets that ranged from 0.14% to 1.09% (average of 0.74%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.4% utilized for our cash flow estimates and a terminal value estimated at 0.8 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.)  After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples.  The Company calculated a fair value of its reporting unit of $57 million using the corporate value approach, $66 million using the income approach and $68 million using the market approach.  Based on the results of the step one impairment analysis, the Company determined the second step must be performed.

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

An interim impairment test was not deemed necessary as of March 31, 2010, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2010, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

Fair Value of Level 3 Assets

The Company determines the fair value of certain assets that are classified as Level 3 under the fair value hierarchy established by accounting standards. These Level 3 assets are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. These Level 3 assets include certain available for sale securities, loans measured for impairment, and REO for which there is neither an active market for identical assets from which to determine fair value, nor is there sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs in a valuation model. Under these circumstances, the fair values of these assets are determined using pricing models, discounted cash flow methodologies, appraisals, valuation in accordance with accounting standards, for which the determination of fair value requires significant management judgment or estimation.

Valuations using models or other techniques are dependent upon assumptions used for the significant inputs.  Where market data is available, the inputs used for valuation reflect that information as of the valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process.  Judgment is then applied in formulating those inputs.

At March 31, 2010, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting its assumptions, the Company considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2010.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy.  Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell.  The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2010 and 2009

Net Income or Loss.  Our net loss was $5.4 million, or $0.51 per diluted earning share for the year ended March 31, 2010, compared to a net loss of $2.7 million, or $0.25 per diluted share for the year ended March 31, 2009. The decrease in earnings reflects the current economic recession, ongoing strains in the financial and housing markets and further deterioration in property values. These conditions resulted in an increase in the provision for loan losses, an increase in FDIC insurance premiums and an increase in cost associated with REO properties.

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

Net interest income for fiscal year 2010 was $34.9 million, representing a $1.2 million, or a 3.6% increase, from $33.7 million in fiscal year 2009.  The net interest margin for the fiscal year ended March 31, 2010 was 4.39% compared to 4.08% for the same prior year period. The Company’s net interest margin has increased for the last five consecutive quarters. This increase was primarily the result of a decrease in the Company’s deposit and borrowing costs.

The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.21% for the fiscal year ended March 31, 2010 compared to 114.85% for the fiscal year ended March 31, 2009, which indicates that the interest-earning asset growth was being funded more by interest-bearing liabilities as compared to capital and non-interest-bearing demand deposits. Generally, the Company’s balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive.  However, due to a number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. In a decreasing interest rate environment, it takes time to reduce deposit interest rates to recover the decline in the net interest rate margin. Interest rates on the Company’s interest-earning assets reprice downward more rapidly than interest rates on the Company’s interest-bearing liabilities. As a result of the Federal Reserve’s monetary policy actions beginning in September 2007 to aggressively lower short-term federal funds rates, approximately 36% of the Company’s loans were immediately repriced down. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. During the year ended March 31, 2010, the Company made further progress in reducing its deposit and borrowing costs resulting in improved net interest margin. Further reductions will be reflected in future deposit offering rates and as existing long term deposits renew upon maturity. The amount and timing of these reductions is dependent on competitive pricing pressures, the relationship of short term and long term interest rates and changes in interest rate spreads.

Interest Income.  Interest income was $46.3 million for the fiscal year ended March 31, 2010 compared to $52.9 million, for the fiscal year ended March 31, 2009. The 12.5% decrease in interest income was due to the continued low level of interest rates, a decrease in the average balance of loans receivable and the continued low interest rates on short-term federal funds. The yield on interest-earning assets was 5.82% for fiscal year 2010 compared to 6.39% for fiscal year 2009.  During the year ended March 31, 2010 and 2009, the Company reversed $757,000 and $854,000, respectively, of interest income on nonperforming loans. Average interest-bearing assets decreased $31.6 million to $796.2 million for fiscal year 2010 from $827.7 million for fiscal year 2009. The decrease in average loan balances was due to the Company’s recent efforts to realign its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategy. Other interest and dividend income decreased $132,000 to $80,000 for fiscal year 2010 compared to $212,000 for fiscal year 2009. This decrease was primarily due to a reduction in the yield on daily interest-bearing assets to 0.10% for fiscal year 2010 compared to 1.17% for fiscal year 2009. The decrease in the yield for such assets was primarily due to lower interest rates during the year resulting from the Federal Reserve interest rate cuts described above.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2010 totaled $11.4 million, a $7.8 million or 40.70% decrease from $19.2 million for the fiscal year ended March 31, 2009. The decrease in interest expense was the result of declining deposit and borrowing costs attributable to the continued low interest rate environment. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased from 2.68% for the year ended March 31, 2009 to 1.67% for the year ended March 31, 2010.  The weighted average interest rate of FHLB borrowings decreased from 1.99% for the year ended March 31, 2009 to 1.07% for the year ended March 31, 2010. During fiscal year 2010, the Company primarily utilized the FRB for its borrowing needs, allowing it to take advantage of borrowings that averaged 0.28% for fiscal year 2010. The weighted average cost of FHLB and FRB borrowings, junior subordinated debenture and capital lease obligations decreased to 1.47% for the year ended March 31, 2010 from 2.59% for the prior year.

Provision for Loan Losses. The provision for loan losses for fiscal year 2010 was $15.9 million, compared to $16.2 million for the same period in the prior year. The provision for loan losses continues to reflect the high level of classified loans, delinquencies, nonperforming loans and net charge-offs. The conditions are primarily the result of the current economic conditions and slowdown in residential real estate sales that affected among others, homebuilders and developers. A slowdown in home buying has resulted in slower sales and declining real estate values which have significantly affected these borrowers liquidity and ability to repay loans. Recent appraisals received by the Company have reflected the significant declines in real estate values, especially on land development projects. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The Company’s problem loans continue to be concentrated in land acquisition and development loans.

Net charge-offs for the year ended March 31, 2010 were $11.2 million, compared to $9.9 million for the same period last year. The increase in net charge-offs was primarily attributable to the charge-off of land and lot loans totaling $4.0 million, speculative construction loans totaling $3.5 million and commercial loans totaling $2.5 million for the year ended March 31, 2010. Net charge-offs to average net loans for the year ended March 31, 2010 were 1.48%, compared to 1.24% for the same period last year. Nonperforming loans increased to $36.0 million at March 31, 2010 compared to $27.6 million at March 31, 2009. The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 2.97% at March 31, 2010, compared to 2.15% at March 31, 2009.  The allowance as a percentage of nonperforming loans remained relatively unchanged at 60.1% at March 31, 2010, compared to 61.6% at March 31, 2009. This ratio remained stable despite the increase in nonperforming loans as the Company continued to increase its allowance for loan losses during fiscal year 2010.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2010, the Company had identified $37.8 million of impaired loans. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $7.7 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs which in some cases is the result of previous loan charge-offs. The remaining $30.1 million have specific valuation allowances totaling $8.0 million. Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these risk factors increase or decrease from quarter to quarter. At March 31, 2010, management’s analysis placed greater emphasis on the Company’s construction and land acquisition and development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company also considered the effects of declining home values and slower home sales. Based on its comprehensive analysis, management deemed the allowance for loan losses of $21.6 million at March 31, 2010 (2.95% of total loans and 60.1% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

Non-Interest Income.  Non-interest income increased $1.7 million to $7.3 million for the year ended March 31, 2010 from $5.5 million for the same period in 2009. The increase in non-interest income was primarily due to a $1.0 million OTTI charge on a trust preferred security taken during for the year ended March 31, 2010 compared to a $3.4 million OTTI charge on the same security during the year ended March 31, 2009. Gain on sale of loans held for sale increased $158,000 for the year ended March 31, 2010 compared to the same period in prior year. The increase was due to the increase in refinance activity the Company experienced in the first half of fiscal 2010 as homeowners took advantage of the historically low interest rates. These increases were partially offset by decreases in mortgage broker income and asset management fees. For the year ended March 31, 2010, broker loan fees decreased by $134,000 compared to the year ended March 31, 2009 primarily as a result the slowdown in real estate loan sales. Asset management fees decreased $192,000 for the year ended March 31, 2010 compared to the same prior year period. The decrease in asset management fees was a result of the decrease in average assets under management of RAMCorp., which totaled $306.6 million at March 31, 2009 compared to $278.8 million at March 31, 2010. Most recently, assets under management have begun to recover and increase due to the recovery experienced in the financial markets. Total assets under management totaled $279.5 million at March 31, 2010 compared to $276.6 million at March 31, 2009.

Non-Interest Expense.  Non-interest expense increased $7.7 million to $35.0 million for fiscal year ended March 31, 2010 compared to $27.3 million for fiscal year ended March 31, 2009. Despite the increase in non-controllable expenses such as REO related costs and FDIC insurance premiums, management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. The Company has reduced the number of full-time equivalent employees from 247 at March 31, 2009 to 233 at March 31, 2010. The Company also closed its downtown Portland branch and its loan production office in Clackamas, Oregon, both of which failed to meet required growth standards and experienced low transaction volume. Despite these reductions, salary and employee benefits increased slightly as a result of lower loan production volumes causing deferred loan origination costs to decline.

The principal component of the increase in the Company’s non-interest expense was the increases in REO related expenses.  REO related expenses (which includes operating costs, write-downs, and losses on the disposition of property) increased $6.1 million for the year ended March 31, 2010 compared to the same prior year period. In addition, the increase can also be attributable to an increase in professional fees of $207,000 from the year ended March 31, 2010 due primarily to legal fees related to problem assets, including REO. REO related expense will remain elevated compared to historical levels due to increased levels of REO activity compared to previous years.

The Company’s FDIC deposit insurance premiums were $1.9 million for the year ended March 31, 2010, compared to $760,000 for same prior year period. The increase in FDIC insurance premiums was a result of a FDIC special assessment during the first fiscal quarter of 2010 of $417,000 in addition to an industry wide increase in FDIC insurance premiums.

Income Taxes.  The benefit for income taxes was $3.3 million for the year ended March 31, 2010 compared to $1.6 million for the year ended March 31, 2009.  The benefit for income taxes was a result of the pre-tax losses incurred for the years ended March 31, 2010 and 2009, respectively.  The effective tax rate for fiscal year 2010 was 37.6% compared to 37.1% for fiscal year 2009.  When the Company incurs a pre-tax loss, its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. The increase from prior year was the result of the increase in pre-tax loss for the year ended March 31, 2010 compared to March 31, 2009. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2009 and 2008

Net Income or Loss.  Net loss was $2.7 million, or $0.25 per diluted share for the year ended March 31, 2009, compared to $8.6 million, or $0.79 per diluted share for the year ended March 31, 2008.  The decrease was primarily due to a decrease in net interest income, an increase in the provision for loan losses and a $3.4 million OTTI charge related to a trust preferred security held by the Company.

Net Interest Income.  Net interest income for fiscal year 2009 was $33.7 million, representing a $1.3 million, or a 3.7% decrease, from $35.0 million in fiscal year 2008.  The ratio of average interest earning assets to average interest bearing liabilities decreased to 114.85% in fiscal year 2009 from 116.75% in fiscal year 2008. The decrease was a result of the repricing of assets and liabilities due to the Federal Reserve’s decrease in interest rates.

Interest Income.  Interest income was $52.9 million for the fiscal year ended March 31, 2009 compared to $60.7 million for the fiscal year ended March 31, 2008. Decreased interest income was the result of Federal Reserve rate cuts and interest income reversals on non-performing loans. Average interest-bearing assets increased $76.7 million to $827.7 million for fiscal 2009 from $751.0 million for fiscal year 2008.  The yield on interest-earning assets was 6.39% for fiscal year 2009 compared to 8.09% for fiscal year 2008.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2009 totaled $19.2 million, a $6.5 million or 25.4% decrease from $25.7 million for the fiscal year ended March 31, 2008. The decrease in interest expense is the result of lower rates of interest paid on deposits and borrowings as a result of the Federal Reserve interest rate cuts described above.  The weighted average interest rate of interest-bearing deposits decreased from 3.86% for the year ended March 31, 2008 to 2.68% for the year ended March 31, 2009.  The weighted average interest rate of FHLB borrowings decreased from 4.32% for the year ended March 31, 2008 to 1.99% for the year ended March 31, 2009.

Provision for Loan Losses.  The provision for loan losses for fiscal year 2009 was $16.2 million, compared to $2.9 million for the same period in the prior year.  The increase in the provision for loan losses was the result of increased loan growth, changes in the loan loss rates and a negative trend in the risk rating migration of certain loans. The risk rating migration primarily consisted of land acquisition and development loans and residential construction loans being moved to higher risk rating categories.  The ratio of allowance for loan losses and unfunded loan commitments to total net loans was 2.15% at March 31, 2009, compared to 1.44% at March 31, 2008.  Net charge-offs for the year ended March 31, 2009 were $9.9 million, compared to $866,000 for the same period last year.  The increase in net charge-offs is primarily attributable to the charge-off of land and lot loans totaling $6.1 million, speculative construction loans totaling $1.8 million and commercial loans totaling $1.2 million for the year ended March 31, 2009.  Annualized net charge-offs to average net loans for the year ended March 31, 2009 were 1.24%, compared to 0.12% for the same period in the prior year.

Non-Interest Income.  Non-interest income decreased $3.4 million to $5.5 million for the year ended March 31, 2009 from $8.9 million for the same period in 2008.  The decrease in non-interest income is primarily due to the OTTI charge of $3.4 million on a trust preferred security taken during the second quarter of fiscal year 2009.  For the year ended March 31, 2009, broker loan fees decreased by $804,000 compared to the year ended March 31, 2008 primarily as a result of the slowdown in real estate loan sales.  The decrease in asset management fees of $68,000 for the year ended March 31, 2009 compared to the same prior year period corresponds with the decrease in assets under management by RAMCorp. from $330.5 million at March 31, 2008 to $276.6 million at March 31, 2009.  The decrease in value of assets under management is primarily attributable to the decline in the stock market during fiscal year 2009.  These decreases were partially offset by an increase of $361,000 in gains on loans held for sale, as well as the reversal of $489,000 for a contingent liability previously reserved for a property, which the Company disposed of during the fourth quarter of fiscal year 2009.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $1.2 million, $2.0 million and $2.8 million are included in interest income for the years ended March 31, 2010, 2009 and 2008, respectively.

	Year Ended March 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$650,101	$39,896	6.14%	$674,144	$44,781	6.64%	$600,386	$50,229	8.37%
Non-mortgage loans	109,389	5,779	5.28	120,077	7,102	5.91	105,470	8,518	8.08
Total net loans	759,490	45,675	6.01	794,221	51,883	6.53	705,856	58,747	8.32

Mortgage-backed securities (1)	3,738	136	3.64	5,348	211	3.95	7,101	323	4.55
Investment securities (1)	10,861	425	3.91	10,063	615	6.11	11,480	703	6.12
Daily interest-bearing assets	964	1	0.10	9,593	112	1.17	18,656	883	4.73
Other earning assets	21,113	79	0.37	8,515	100	1.17	7,930	99	1.25
Total interest-earning assets	796,166	46,316	5.82	827,740	52,921	6.39	751,023	60,755	8.09
Non-interest-earning assets:
Office properties and equipment, net	18,738			20,339			21,427
Other non-interest-earning assets	66,628			54,180			59,589
Total assets	$881,532			$902,259			$832,039

Interest-bearing liabilities:
Regular savings accounts	$29,526	$162	0.55	$27,138	$149	0.55	$27,403	$151	0.55
Interest checking	79,444	331	0.42	86,986	983	1.13	129,552	3,906	3.02
Money market accounts	192,064	2,360	1.23	173,853	3,810	2.19	219,528	8,882	4.05
Certificates of deposit	277,639	6,782	2.44	282,055	10,337	3.66	197,049	9,204	4.67
Total interest-bearing deposits	578,673	9,635	1.67	570,032	15,279	2.68	573,532	22,143	3.86

Other interest-bearing liabilities	118,408	1,741	1.47	150,681	3,904	2.59	69,733	3,587	5.14
Total interest-bearing liabilities	697,081	11,376	1.63	720,713	19,183	2.66	643,265	25,730	4.00

Non-interest-bearing liabilities:
Non-interest-bearing deposits	87,508			81,566			82,776
Other liabilities	6,197			7,108			9,068
Total liabilities	790,786			809,387			735,109
Shareholders’ equity	90,746			92,872			96,930
Total liabilities and shareholders’ equity	$881,532			$902,259			$832,039
Net interest income		$34,940			$33,738			$35,025
Interest rate spread			4.19%			3.73%			4.09%
Net interest margin			4.39%			4.08%			4.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.21%			114.85%			116.75%
Tax Equivalent Adjustment (2)		$54			$71			$73

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

	Year Ended March 31,
	2010 vs. 2009			2009 vs. 2008

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(in thousands)
Interest Income:
Mortgage loans	$(1,570)	$(3,315)	$(4,885)	$5,714	$(11,162)	$(5,448)
Non-mortgage loans	(602)	(721)	(1,323)	1,076	(2,492)	(1,416)
Mortgage-backed securities	(59)	(16)	(75)	(73)	(39)	(112)
Investment securities (1)	46	(236)	(190)	(87)	(1)	(88)
Daily interest-bearing	(55)	(56)	(111)	(303)	(468)	(771)
Other earning assets	79	(100)	(21)	7	(6)	1
Total interest income	(2,161)	(4,444)	(6,605)	6,334	(14,168)	(7,834)

Interest Expense:
Regular savings accounts	13	-	13	(2)	-	(2)
Interest checking accounts	(79)	(573)	(652)	(1,006)	(1,917)	(2,923)
Money market deposit accounts	364	(1,814)	(1,450)	(1,582)	(3,490)	(5,072)
Certificates of deposit	(160)	(3,395)	(3,555)	3,406	(2,273)	1,133
Other interest-bearing liabilities	(716)	(1,447)	(2,163)	2,714	(2,397)	317
Total interest expense	(578)	(7,229)	(7,807)	3,530	(10,077)	(6,547)
Net interest income	$(1,583)	$2,785	$1,202	$2,804	$(4,091)	$(1,287)

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial loans, consumer loans that are adjustable rate and other short-term loans loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. This approach has remained consistent throughout the past year, as the Company has experienced a change in the mix of loans, deposits, FRB borrowings and FHLB advances.

The Company's mortgage servicing activities provide additional protection from interest rate risk.  The Company retains servicing rights on all mortgage loans sold.  As market interest rates rise, the fixed rate loans held in portfolio diminish in value.  However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $129.5 million of which $115.4 million is serviced for FHLMC at March 31, 2010. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $545.6 million or 74.3% of total loans at March 31, 2010 as compared to $618.9 million or 77.2% at March 31, 2009. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and " - Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2010, the combined portfolio carried at $10.4 million had an average term to repricing or maturity of 3.48 years.  Adjustable rate mortgage-backed securities totaled $623,000 at March 31, 2010 compared to $1.0 million at March 31, 2009.  See Item 1. “Business -- Investment Activities."

Liquidity and Capital Resources

Liquidity is essential to our business.  The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Despite these difficult economic conditions, customer relationship deposit balances increased $51.3 million over fiscal year 2010, including an increase in money market accounts of approximately $31.1 million. Total deposits were $688.0 million at March 31, 2010 compared to $670.1 million at March 31, 2009. The growth in deposits; coupled with the decrease in the loan portfolio, provided the Company with the funds to reduce its secured borrowings from FHLB and FRB. The Company continues to focus on reducing its use of secured borrowings. During the year ended March 31, 2010, the Company reduced its FHLB and FRB borrowings by $89.9 million to $33.0 million, compared to $122.9 million at March 31, 2009.

In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loans and other assets as possible, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity.  During fiscal year 2010, the Company enrolled in an Internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. During fiscal year 2010, the Company used this listing service as an additional source of funding and to further diversify its funding sources. These deposits carry a lower interest rate than the Company core branch deposits. As of March 31, 2010, the Company had deposits totaling $24.5 million through this listing service.

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. In the first quarter of fiscal 2011, we elected to defer regularly scheduled interest payments on our outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. This deferral may adversely affect our ability to access wholesale funding facilities or obtain other debt financing on commercially reasonable terms, or at all. For more information concerning limitations on our ability to incur additional debt and the risks related to our recent deferral of interest on our trust preferred securities, see Item 1A. “Risk Factors – Risks Related to our Business – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.” And “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

The Company's primary source of funds is customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities, FHLB advances and FRB borrowings. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition.  Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available.  However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds in order to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. We generally maintain cash and readily marketable securities to meet a portion of our short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRB borrowings.  At March 31, 2010, advances from FHLB totaled $23.0 million and the Bank had additional borrowing capacity available of $157.0 million from the FHLB, subject to sufficient collateral and stock investment.  At March 31, 2010, borrowings from the FRB totaled $10.0 million and the Bank had additional borrowing capacity of $120.7 million from the FRB, subject to sufficient collateral. At March 31, 2010, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and FHLB. Borrowing capacity from FHLB or FRB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits.  The Company has historically not relied on brokered deposits to fund its operations.  At March 31, 2010, the Company had no brokered deposits, compared to $19.9 million at March 31, 2009, exclusive of CDARS deposits.  The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit.  The Bank’s CDARS balance was $31.9 million, or 4.6% of total deposits, and $22.2 million, or 3.3% of total deposits, at March 31, 2010 and March 31, 2009, respectively.  With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts.

On June 9, 2009, the OTS informed the Bank that it was restricting the Bank’s brokered deposits to 10% of total deposits (including CDARS).  At March 31, 2010 and June 9, 2009, the Company did not have any wholesale-brokered deposits. At June 9, 2009, the Company had $20.4 million in CDARS deposits, which represented 3.2% of total deposits. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $318.3 million, or 37.9% of total assets at March 31, 2010.

Under the TLGP, all noninterest-bearing transaction accounts, IOLTA accounts (or interest on lawyer’s trust accounts), and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account.  The Bank has elected to participate in this program at an additional cost to the Bank.  Other deposits maintained at the Bank are also insured by the FDIC up to $250,000 per account owner through December 31, 2013.

At March 31, 2010, the Company had commitments to extend credit of $104.0 million.  The Company anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2010 totaled $244.1 million.  Historically, the Company has been able to retain a significant amount of its deposits as they mature.  Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $217.3 million at March 31, 2010.

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

OTS regulations require the Bank to maintain specific amounts of regulatory capital.  For a detailed discussion of regulatory capital requirements, see "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" and Note 17 of

the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In this regard, as part of our strategic planning; the Company has filed a registration statement in connection with a proposed public offering of its common stock.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncement and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2010, scheduled maturities of certificates of deposit, FRB borrowings, FHLB advances, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 to 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$244,090	$37,939	$7,801	$1,876	$291,706
FRB borrowings	10,000	-	-	-	10,000
FHLB advances	23,000	-	-	-	23,000
Operating leases	1,264	2,098	2,058	4,683	10,103
Capital leases	43	127	163	2,277	2,610
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$278,397	$40,164	$10,022	$31,517	$360,100

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

At March 31, 2010, the Company had outstanding real estate one-to-four family loan commitments of $1.4 million and unused lines of credit secured by real estate one-to-four family loans of $18.7 million.  Other installment loan commitments totaled $349,000 and unused lines of credit on other installment loans totaled $1.0 million at March 31, 2010.  Commercial real estate mortgage loan commitments totaled $10.6 million and the undisbursed balance of commercial real estate mortgage loans closed was $2.8 million at March 31, 2010.  Commercial loan commitments totaled $75,000, undisbursed balances of commercial loans totaled $5.0 million and unused commercial lines of credit totaled $51.1 million at March 31, 2010.  At March 31, 2010, there were no construction loan commitments. Unused construction lines of credit totaled $13.2 million at March 31, 2010.  For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 21 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Aspects of Market Risk.  The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments.  Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.  For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1.  “Business -- Lending Activities,”  “-- Investment Activities” and “-- Deposit Activities and Other Sources of Funds” contained herein.

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

Consumer and commercial loans are originated and held in portfolio as the short term nature of these portfolio loans match durations more closely with the short term nature of retail deposits such as interest checking, money market accounts and savings accounts. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with longer terms to maturity. Except for immediate short-term cash needs, and depending on the current interest rate environment, FHLB advances will have maturities of long or short term. FRB borrowings have short term maturities. For additional information, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

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

The following tables show the approximate percentage change in net interest income as of March 31, 2010 over a 24-month period under several rate scenarios.

Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 200 basis points	(4.3%)	(8.4%)
Base case	-	(1.2%)
Down 100 basis points	1.6%	0.8%

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2010.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	6.12%	$217,311	$78,111	$78,278	$288,884	$71,895	$734,479
Mortgage-backed
securities	3.70	633	2,454	-	-	-	3,087
Investments and other
interest-earning assets	2.66	9,443	-	-	517	743	10,703
FHLB stock	-	1,470	2,940	2,940	-	-	7,350
Total assets		$228,857	$83,505	$81,218	$289,401	$72,638	$755,619

Interest-Sensitive Liabilities:

Interest checking	0.34	$14,167	$28,335	$28,335	$-	$-	$70,837
Savings accounts	0.55	6,427	12,852	12,852	-	-	32,131
Money market accounts	1.04	41,916	83,832	83,832	-	-	209,580
Certificate accounts	1.86	244,090	37,939	7,801	1,876	-	291,706
FHLB advances	0.63	23,000	-	-	-	-	23,000
FRB borrowings	0.50	10,000	-	-	-	-	10,000
Subordinated debentures	5.31	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	43	127	164	528	1,748	2,610
Total liabilities		339,643	163,085	132,984	2,404	24,429	662,545
Interest sensitivity gap		(110,786)	(79,580)	(51,766)	286,997	48,209	$93,074
Cumulative interest sensitivity gap		$(110,786)	$(190,366)	$(242,132)	$44,865	$93,074
Off-Balance Sheet Items:

Commitments to extend credit	-	$12,375	-	-	-	-	$12,375
Unused lines of credit	-	$91,611	-	-	-	-	$91,611

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2010, 2009 and 2008
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Portland, Oregon
May 28, 2010

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

(In thousands, except share and per share data)	2010	2009
ASSETS
Cash and cash equivalents (including interest-earning accounts of $3,384 and $6,405)	$13,587	$19,199
Loans held for sale	255	1,332
Investment securities held to maturity, at amortized cost (fair value of $573 and $552)	517	529
Investment securities available for sale, at fair value (amortized cost of $8,706 and $11,244)	6,802	8,490
Mortgage-backed securities held to maturity, at amortized cost (fair value of $265 and $572)	259	570
Mortgage-backed securities available for sale, at fair value (amortized cost of $2,746 and $3,991)	2,828	4,066
Loans receivable (net of allowance for loan losses of $21,642 and $16,974)	712,837	784,117
Real estate and other personal property owned	13,325	14,171
Prepaid expenses and other assets	7,934	2,518
Accrued interest receivable	2,849	3,054
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	16,487	19,514
Deferred income taxes, net	11,177	8,209
Mortgage servicing rights, net	509	468
Goodwill	25,572	25,572
Core deposit intangible, net	314	425
Bank owned life insurance	15,351	14,749
TOTAL ASSETS	$837,953	$914,333

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$688,048	$670,066
Accrued expenses and other liabilities	6,833	6,700
Advanced payments by borrowers for taxes and insurance	427	360
Federal Home Loan Bank advances	23,000	37,850
Federal Reserve Bank borrowings	10,000	85,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,610	2,649
Total liabilities	753,599	825,306
COMMITMENTS AND CONTINGENCIES (See Note 21)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2010 – 10,923,773 issued and outstanding	109	109
March 31, 2009 – 10,923,773 issued and outstanding
Additional paid-in capital	46,948	46,866
Retained earnings	38,878	44,322
Unearned shares issued to employee stock ownership trust	(799)	(902)
Accumulated other comprehensive loss	(1,202)	(1,732)
Total shareholders’ equity	83,934	88,663

Noncontrolling interest	420	364
Total equity	84,354	89,027
TOTAL LIABILITIES AND EQUITY	$837,953	$914,333
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(Dollars in thousands, except share data)	2010	2009	2008

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$45,675	$51,883	$58,747
Interest on investment securities – taxable	267	407	488
Interest on investment securities – non taxable	104	137	142
Interest on mortgage-backed securities	136	211	323
Other interest and dividends	80	212	982
Total interest and dividend income	46,262	52,850	60,682

INTEREST EXPENSE:
Interest on deposits	9,635	15,279	22,143
Interest on borrowings	1,741	3,904	3,587
Total interest expense	11,376	19,183	25,730
Net interest income	34,886	33,667	34,952
Less provision for loan losses	15,900	16,150	2,900
Net interest income after provision for loan losses	18,986	17,517	32,052

NON-INTEREST INCOME:
Fees and service charges	4,513	4,669	5,346
Asset management fees	1,885	2,077	2,145
Net gain on sale of loans held for sale	887	729	368
Impairment on investment security	(1,003)	(3,414)	-
Bank owned life insurance	603	573	562
Other	381	896	461
Total non-interest income	7,266	5,530	8,882

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,326	15,080	16,249
Occupancy and depreciation	4,814	5,064	5,146
Data processing	957	841	786
Amortization of core deposit intangible	111	131	155
Advertising and marketing expense	627	727	1,054
FDIC insurance premium	1,912	760	210
State and local taxes	732	668	741
Telecommunications	440	466	406
Professional fees	1,317	1,110	826
Real estate owned expenses	6,421	317	22
Other	2,316	2,095	2,196
Total non-interest expense	34,973	27,259	27,791

INCOME (LOSS) BEFORE INCOME TAXES	(8,721)	(4,212)	13,143
PROVISION (BENEFIT) FOR INCOME TAXES	(3,277)	(1,562)	4,499
NET INCOME (LOSS)	$(5,444)	$(2,650)	$8,644

Earnings (loss) per common share:
Basic	$(0.51)	$(0.25)	$0.79
Diluted	(0.51)	(0.25)	0.79
Weighted average number of shares outstanding:
Basic	10,720,525	10,693,795	10,915,271
Diluted	10,720,525	10,693,795	11,006,673
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2007	11,707,980	$117	$58,438	$42,848	$(1,108)	$(86)	$221	$100,430

Cash dividends ($0.42 per share)	-	-	-	(4,556)	-	-	-	(4,556)
Exercise of stock options	95,620	1	707	-	-	-	-	708
Stock repurchased and retired	(889,827)	(9)	(12,634)	-	-	-	-	(12,643)
ASC 740 transition adjustment	-	-	-	(65)	-	-	-	(65)
Earned ESOP shares	-	-	282	-	132	-	-	414
Tax benefit, stock options	-	-	6	-	-	-	-	6
	10,913,773	109	46,799	38,227	(976)	(86)	221	84,294

Comprehensive income:
Net income	-	-	-	8,644	-	-	-	8,644
Other comprehensive income:
Unrealized holding loss on
securities of $132 (net of $69 tax effect)	-	-	-	-	-	(132)	-	(132)
Noncontrolling interest	-	-	-	-	-	-	71	71

Total comprehensive income	-	-	-	-	-	-	-	8,583
Balance March 31, 2008	10,913,773	109	46,799	46,871	(976)	(218)	292	92,877

Cash dividends ($0.135 per share)	-	-	-	(1,441)	-	-	-	(1,441)
Exercise of stock options	10,000	-	96	-	-	-	-	96
Earned ESOP shares	-	-	(31)	-	74	-	-	43
Cumulative effect of adopting ASC 320	-	-	-	1,542		(1,542)	-	-
Tax benefit, stock options	-	-	2	-	-	-		2
	10,923,773	109	46,866	46,972	(902)	(1,760)	292	91,577

Comprehensive loss:
Net loss	-	-	-	(2,650)	-	-	-	(2,650)
Other comprehensive loss:
Unrealized holding gain on
securities of $2,225 (net of $1,146 tax effect) less reclassification adjustment for net losses included in net income of $2,253 (net of $1,161 tax effect)	-	-	-	-	-	28	-	28
Noncontrolling interest	-	-	-	-	-	-	72	72

Total comprehensive loss	-	-	-	-	-	-	-	(2,550)
Balance March 31, 2009	10,923,773	109	46,866	44,322	(902)	(1,732)	364	89,027

Stock option expense	-	-	112	-	-	-	-	112
Earned ESOP shares	-	-	(30)		103	-	-	73
	10,923,773	109	46,948	44,322	(799)	(1,732)	364	89,212
Comprehensive loss:
Net loss	-	-	-	(5,444)	-	-	-	(5,444)
Other comprehensive loss:
Unrealized holding gain on securities of $132 (net of $14 tax effect) less reclassification adjustment for net losses included in net income of $662 (net of $341 tax effect)	-	-	-	-	-	530	-	530
Noncontrolling interest	-	-	-	-	-	-	56	56
Total comprehensive loss	-	-	-	-	-	-	-	(4,858)

Balance March 31, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

See notes to consolidated financial statements.

   RIVERVIEW BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,444)	$(2,650)	$8,644
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,225	2,320	2,193
Mortgage servicing rights valuation adjustment	2	(6)	(28)
Provision for loan losses	15,900	16,150	2,900
Benefit for deferred income taxes	(3,295)	(3,653)	(395)
Noncash expense related to ESOP	73	43	414
Increase (decrease) in deferred loan origination fees, net of amortization	(31)	179	51
Origination of loans held for sale	(29,514)	(27,997)	(14,829)
Proceeds from sales of loans held for sale	30,851	26,782	14,895
Stock based compensation	112	-	-
Excess tax benefit from stock based compensation	-	(11)	(14)
Writedown of real estate owned	4,794	100	9
Loss on impairment of security	1,003	3,414	-
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, sale of investment securities and premises and equipment	(6)	(618)	(361)
Income from bank owned life insurance	(603)	(573)	(562)
Changes in assets and liabilities, net of acquisition:
Prepaid expenses and other assets	(5,567)	93	206
Accrued interest receivable	205	382	386
Accrued expenses and other liabilities	(831)	(573)	(956)
Net cash provided by operating activities	9,874	13,382	12,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	41,729	(57,891)	(76,838)
Proceeds from call, maturity, or sale of investment securities available for sale	6,150	480	11,360
Principal repayments on investment securities available for sale	375	75	75
Purchase of investment securities held to maturity	-	(536)	-
Purchase of investment securities available for sale	(4,988)	(5,000)	-
Principal repayments on mortgage-backed securities available for sale	1,244	1,341	1,447
Principal repayments on mortgage-backed securities held to maturity	311	315	347
Principal repayments on investment securities held to maturity	12	7	-
Purchase of premises and equipment and capitalized software	(475)	(545)	(1,629)
Capital expenditures on real estate owned	(47)	-	-
Proceeds from sale of real estate owned and premises and equipment	12,044	431	6
Net cash provided by (used in) investing activities	56,355	(61,323)	(65,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts, net of deposits acquired	17,982	3,066	1,595
Dividends paid	-	(2,402)	(4,740)
Repurchase of common stock	-	-	(12,643)
Proceeds from issuance of subordinated debentures	-	-	15,000
Proceeds from borrowings	922,600	1,321,510	366,500
Repayment of borrowings	(1,012,450)	(1,291,510)	(308,700)
Principal payments under capital lease obligation	(40)	(37)	(35)
Net increase (decrease) in advance payments by borrowers	67	(33)	(4)
Excess tax benefit from stock based compensation	-	11	14
Proceeds from exercise of stock options	-	96	708
Net cash provided by (used in) financing activities	(71,841)	30,701	57,695

NET INCREASE (DECREASE) IN CASH	(5,612)	(17,240)	5,016
CASH, BEGINNING OF YEAR	19,199	36,439	31,423
CASH, END OF YEAR	$13,587	$19,199	$36,439
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$11,343	$19,372	$25,511
Income taxes	1,320	1,538	4,639
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$16,085	$14,306	$503
Dividends declared and accrued in other liabilities	-	-	960
Fair value adjustment to securities available for sale	857	43	(201)
Income tax effect related to fair value adjustment	(327)	(15)	69
Capitalized software acquired under a service agreement	19	130	417
Sale-leaseback of building	2,000	-	-
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

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

The Company has also established two subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 13). In accordance with accounting standards, the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

As a result of the adoption of accounting standards for noncontrolling interest, the Company reclassified its noncontrolling interest from accrued expenses and other liabilities to a separate component of equity on the Consolidated Balance Sheet for 2009 to conform with the 2010 presentation.

Nature of Operations – The Bank is a seventeen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.

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

Cash and Cash Equivalents – Cash and cash equivalents include amounts on hand, due from banks and interest-earning deposits in other banks. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase.

Loans Held for Sale – The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of thse loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through either the purchase of MSRs, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income, such amortization is reflected as a component of loan servicing income.

Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that a credit related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity or expected call, if sooner.

The Company analyzes investment securities for other than temporary impairment (“OTTI”) on a quarterly basis.  OTTI is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not to have to sell the security prior to the security’s anticipated recovery.  Credit component losses are reported in non-interest income.

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

Real Estate Owned (“REO”) – REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and writes down the REO directly and charges real estate owned expenses for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property.

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB of Seattle had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB of Seattle stock for other than temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an other than temporary impairment loss on its FHLB stock. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

The Company records its originated MSRs at fair value in accordance with accounting standards, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model.  The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSR in proportion to and over the period of estimated net servicing income.

MSRs are reviewed quarterly for impairment based on their fair value. The fair value of the MSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on market adjusted discount rates, anticipated prepayment speeds, mortgage loan term and coupon rate.  Market sources are used to determine prepayment speeds, ancillary income, servicing cost and pre-tax required yield.  Impairment losses are recognized through a valuation allowance for each impaired stratum, with any associated provision recorded as a component of loan servicing income.

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second phase step must be performed.  In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  As of March 31, 2010, the Company has not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp. in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $279.5 million and $276.6 million were held in trust as of March 31, 2010 and 2009, respectively.

Earnings Per Share – The Company accounts for earnings per share in accordance with accounting standards, which requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”).  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company’s stock options. For the years ended March 31, 2010 and 2009, the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

Stock-Based Compensation – The Company accounts for stock based compensation in accordance with accounting guidance for stock compensation. The guidance requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model.

Employee Stock Ownership Plan – The Company sponsors a leveraged ESOP. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2010, 2009 and 2008.

Recently Adopted Accounting Pronouncements - In December 2007, the FASB issued accounting guidance on noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. The accounting guidance is effective for fiscal years beginning after December 15, 2008.  The Company has incorporated the guidance into preparing the Consolidated Financial Statements as of March 31, 2010, including retrospectively restating prior periods to conform to the requirements of this standard.

In April 2009, the FASB issued accounting guidance on the recognition and presentation of OTTI. This guidance amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The literature provides for the bifurcation of OTTI into: (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income. The Company elected to early adopt this guidance effective January 1, 2009 and has incorporated the guidance into preparing the Consolidated Financial Statements as of March 31, 2009 and March 31, 2010.

In April 2009, the FASB issued accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This accounting guidance provides additional guidance for fair value measures in determining if the market for an asset or liability is inactive and accordingly, if quoted market prices may not be indicative of fair value and also re-emphasizes that the objective of a fair value measurement remains an exit price. This accounting guidance is effective for periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this accounting guidance for the year ended March 31, 2009. The adoption of this guidance did not have a material affect on the financial position or results of operations.

In April 2009, the FASB issued accounting guidance on interim disclosures about fair value of financial instruments.  The guidance is designed to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This accounting guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this FSP for the year ended March 31, 2009. The adoption of the FSP did not have a material affect on the financial position or results of operations.

Effective March 1, 2009, the Company adopted accounting guidance issued by the FASB in June 2008 regarding the determination on whether instruments granted in share-base payment transactions are participating securities.  Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in accounting guidance related to earnings per share.  The adoption of this accounting guidance did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued accounting guidance on subsequent events. This accounting guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This accounting guidance is effective for periods ending after June 15, 2009.  In February 2010, the FASB amended its guidance on subsequent events. As a public reporting company, the Company is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued an accounting standards update on accounting and reporting for decreases in ownership of a subsidiary related to a scope clarification. The standards updates implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  This updated accounting standard is effective beginning in the period that an entity adopts accounting standards for noncontrolling interest. If an entity has previously adopted the standard for noncontrolling interest, this updated accounting standard is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period the standard on noncontrolling interest was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

New Accounting Pronouncements - In January 2010, the FASB issued an accounting standards update on fair value measurements and disclosures, which focuses on improving disclosures about fair value measurement.  The standards update requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements).  This accounting standards update also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements and did not have a material impact on the Company’s consolidated financial statements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

2.	RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2010 and 2009 were $726,000 and $604,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Municipal bonds	$517	$56	$-	$573

March 31, 2009
Municipal bonds	$529	$23	$-	$552

The contractual maturities of investment securities held to maturity are as follows (in thousands):

March 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	517	573
Due after ten years	-	-
Total	$517	$573

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Trust preferred	$2,974	$-	$(1,932)	$1,042
Agency securities	4,989	28	-	5,017
Municipal bonds	743	-	-	743
Total	$8,706	$28	$(1,932)	$6,802

March 31, 2009
Trust preferred	$3,977	$-	$(2,833)	$1,144
Agency securities	5,000	54	-	5,054
Municipal bonds	2,267	25	-	2,292
Total	$11,244	$79	$(2,833)	$8,490

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2010 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,042	$(1,932)	$1,042	$(1,932)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2009 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,144	$(2,833)	$1,144	$(2,833)

During the year ended March 31, 2010, the Company recognized $1.0 million in non-cash OTTI charges on the above trust preferred investment security. Management concluded that a portion of the decline of the estimated fair value below the Company’s cost was other than temporary and accordingly, recorded a credit loss through non-interest income. The Company determined the remaining decline in value was not related to specific credit deterioration. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4,989	5,017
Due after five years through ten years	-	-
Due after ten years	3,717	1,785
Total	$8,706	$6,802

Investment securities with an amortized cost of $499,000 and $1.1 million and a fair value of $502,000 and  $1.2 million at March 31, 2010 and 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost of $2.8 million and $1.8 million and a fair value of $2.9 million and $1.8 million at March 31, 2010 and 2009, respectively, were pledged as collateral for government public funds held by the Bank. The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2010, 2009 and 2008.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$53	$-	$-	$53
FHLMC mortgage-backed securities	86	3	-	89
FNMA mortgage-backed securities	120	3	-	123
Total	$259	$6	$-	$265

March 31, 2009
Real estate mortgage investment conduits	$348	$-	$-	$348
FHLMC mortgage-backed securities	94	1	-	95
FNMA mortgage-backed securities	128	1	-	129
Total	$570	$2	$-	$572

Mortgage-backed securities held to maturity with an amortized cost of $136,000 and $438,000 and a fair value of $138,000 and $439,000 at March 31, 2010 and 2009, respectively, were pledged as collateral for governmental public funds. Mortgage-backed securities held to maturity with an amortized cost of $105,000 and $110,000 and a fair value of $107,000 and $111,000 at March 31, 2010 and 2009, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	8	8
Due after five years through ten years	-	-
Due after ten years	251	257
Total	$259	$265

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$538	$18	$-	$556
FHLMC mortgage-backed securities	2,158	61	-	2,219
FNMA mortgage-backed securities	50	3	-	53
Total	$2,746	$82	$-	$2,828

March 31, 2009
Real estate mortgage investment conduits	$673	$12	$-	$685
FHLMC mortgage-backed securities	3,249	61	-	3,310
FNMA mortgage-backed securities	69	2	-	71
Total	$3,991	$75	$-	$4,066

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,188	2,251
Due after five years through ten years	192	203
Due after ten years	366	374
Total	$2,746	$2,828

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $2.7 million and $3.9 million and a fair value of $2.8 million and $4.0 million at March 31, 2010 and 2009, respectively, were pledged as collateral for advances at the FHLB.  Mortgage-backed securities available for sale with an amortized cost of $51,000 and $66,000 and a fair value of $53,000 and $68,000 at March 31, 2010 and 2009, respectively, were pledged as collateral for government public funds held by the Bank.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2010 and 2009 are reported net of deferred loan fees totaling $3.0 million and $3.4 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Commercial and construction
Commercial	$108,368	$127,150
Other real estate mortgage	459,178	447,652
Real estate construction	75,456	139,476
Total commercial and construction	643,002	714,278

Consumer
Real estate one-to-four family	88,861	83,762
Other installment	2,616	3,051
Total consumer	91,477	86,813

Total loans	734,479	801,091

Less:
Allowance for loan losses	21,642	16,974
Loans receivable, net	$712,837	$784,117

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. At March 31, 2010 and 2009, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$1,021	$418	$185
Originations	628	681	360
Principal repayments	(201)	(78)	(127)
Ending balance	$1,448	$1,021	$418

6.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$16,974	$10,687	$8,653
Provision for loan losses	15,900	16,150	2,900
Charge-offs	(11,321)	(9,890)	(905)
Recoveries	89	27	39
Ending balance	$21,642	$16,974	$10,687

Changes in the allowance for unfunded loan commitments, which were recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets, were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Beginning balance	$296	$337	$380
Net change in allowance for unfunded loan commitments	(111)	(41)	(43)
Ending balance	$185	$296	$337

Loans on which the accrual of interest has been discontinued were $36.0 million, $27.4 million and $7.6 million at March 31, 2010, 2009 and 2008, respectively. Interest income foregone on non-accrual loans was $2.8 million, $2.0 million and $199,000 during the years ended March 31, 2010, 2009, and 2008, respectively. At March 31, 2010 and 2009, nonperforming assets were $49.3 million and $41.7 million, respectively.

At March 31, 2010, 2009 and 2008, the Company’s recorded investment in certain loans that were considered to be impaired was $37.8 million, $28.7 million, and $7.2 million, respectively. At March 31, 2010, $30.1 million of the impaired loans had a specific related valuation allowance of $8.0 million, while $7.7 million did not require a specific valuation allowance.  At March 31, 2009, $25.0 million of the impaired loans had a specific related valuation allowance of $4.3 million, while $3.7 million did not require a specific valuation allowance.  At March 31, 2008, all of the impaired loans had specific valuation allowances totaling $902,000.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average investment in impaired loans was $36.4 million, $24.3 million and $2.0 million during the years ended March 31, 2010, 2009 and 2008, respectively. The related amount of interest income recognized on loans that were impaired was $175,000, $373,000 and $65,000 during the years ended March 31, 2010, 2009 and 2008, respectively.  At March 31, 2010, there were no loans past due 90 days or more and still accruing interest. At March 31, 2009 and 2008, loans past due 90 days or more and still accruing interest totaled $187,000 and $115,000 respectively.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2010	2009

Land	$3,213	$3,890
Buildings and improvements	11,941	13,074
Leasehold improvements	1,413	1,994
Furniture and equipment	10,091	10,275
Buildings under capitalized leases	2,715	2,715
Total	29,373	31,948
Less accumulated depreciation and amortization	(12,886)	(12,434)
Premises and equipment, net	$16,487	$19,514

Depreciation expense was $1.7 million, $1.8 million and $1.8 million for the years ended March 31, 2010, 2009 and 2008, respectively.  The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s new operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2010, 2009 and 2008, the Company recorded $113,000 in amortization expense. At March 31, 2010 and 2009, accumulated amortization for the capital lease totaled $488,000 and $376,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2010, the deferred gain was $2.1 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2010 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2011	$1,264	$228
2012	1,033	236
2013	1,065	251
2014	1,054	251
2015	1,004	251
Thereafter	4,683	3,683
Total minimum lease payments	$10,103	4,900
Less amount representing interest		(2,290)
Present value of net minimum lease		$2,610

Rent expense was $1.7 million, $1.8 million and $1.9 million for the years ended March 31, 2010, 2009 and 2008, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2010	2009	2008
Balance at beginning of year, net	$14,171	$494	$-
Additions	19,644	14,666	503
Dispositions	(15,696)	(889)	-
Writedowns	(4,794)	(100)	(9)
Balance end or year, net	$13,325	$14,171	$494

REO expenses for the year ended March 31, 2010 consisted of write-downs on existing REO properties of $4.8 million, operating expenses of $726,000 and losses on dispositions of REO of $902,000.  REO expenses for the year ended March 31, 2009 primarily consisted of operating expense of $114,000 and losses on dispositions of REO of $104,000.  REO expenses for the year ended March 31, 2008 were insignificant.

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

During the third quarter of fiscal 2010, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of its reporting unit. The GAAP standards with respect to goodwill require the Company to compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as part of this process. The results of the Company’s step one indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis. After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2010	Weighted Average Rate	March 31, 2009
Non-interest-bearing	0.00%	$83,794	0.00%	$88,528
Interest checking	0.34	70,837	0.53	96,629
Money market	1.04	209,580	1.55	178,479
Savings accounts	0.55	32,131	0.55	28,753
Certificate of deposit	1.86	291,706	3.08	277,677
Total	1.16%	$688,048	1.79%	$670,066

The weighted average rate is based on interest rates at the end of the period.

Certificates of deposit in amounts of $100,000 or more totaled $179.2 million and $142.5 million at March 31, 2010 and 2009, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008
Interest checking	$331	$983	$3,906
Money market	2,360	3,810	8,882
Savings accounts	162	149	151
Certificate of deposit	6,782	10,337	9,204
Total	$9,635	$15,279	$22,143

11.	FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2010 and 2009, advances from the FHLB totaled $23.0 million and $37.9 million with a weighted average interest rate of 0.64% and 2.02%, respectively.  The FHLB borrowings at March 31, 2010 consisted of two $10.0 million fixed rate advance and a Cash Management Advance (CMA) with a rate set daily by the FHLB.  The weighted average interest rate for fixed and adjustable rate advances was 1.07%, 1.99%, and 4.32% for the years ended March 31, 2010, 2009 and 2008, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2010, based on collateral values, the Bank had additional borrowing capacity of $157.0 million from the FHLB. FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2010, loans carried at $263.5 million and investments and mortgage-backed securities carried at $2.6 million were pledged as collateral to the FHLB. At March 31, 2010, all of the Bank’s FHLB advances were scheduled to mature during the fiscal year 2011.

12.	FEDERAL RESERVE BANK BORROWINGS

The Company has a borrowing arrangement with the FRB under the Borrower-In-Custody program.  Under this program, the Bank has an available credit facility of $130.7 million, subject to pledged collateral.  As of March 31, 2010, the Company had outstanding borrowings of $10.0 million with the FRB.  The weighted average interest rate for these advances was 0.50%.  At March 31, 2010, loans carried at $255.4 million were pledged as collateral to the FRB. All of the Bank’s FRB borrowings are scheduled to mature in April 2011; however, the Bank plans to renew these borrowings when they mature.

13.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2010, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2010 and 2009, is included in prepaid expenses and other assets in the consolidated balance sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2010:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.62%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$22,681
(1)	The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2)	The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% until maturity.

14.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2010	2009	2008
Current	$18	$2,091	$4,894
Deferred	(3,295)	(3,653)	(395)
Total	$(3,277)	$(1,562)	$4,499

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Deferred compensation	$624	$593
Loan loss reserve	7,749	6,131
Core deposit intangible	-	10
Accrued expenses	199	190
Accumulated depreciation	410	368
Deferred gain on sale	522	-
Net unrealized loss on securities available for sale	620	98
Impairment on investment security	233	1,212
Capital loss carry forward	-	684
REO expense	2,286	796
Non-compete	132	146
Other	216	117
Total deferred tax asset	12,991	10,345

Deferred tax liabilities:
FHLB stock dividend	(1,063)	(1,063)
Deferred gain on sale	-	(210)
Purchase accounting	(112)	(151)
Prepaid expense	(122)	(125)
Loan fees/costs	(517)	(587)
Total deferred tax liability	(1,814)	(2,136)
Deferred tax asset, net	$11,177	$8,209

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	35.0%
State and local income tax rate	1.5	1.5	1.2
ESOP market value adjustment	0.1	(0.3)	0.8
Interest income on municipal securities	0.4	1.2	(0.4)
Bank owned life insurance	2.5	4.8	(1.5)
Other, net	(0.9)	(4.1)	(0.9)
Effective federal income tax rate	37.6%	37.1%	34.2%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2010, 2009 and 2008. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2010 and 2009 include base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized.  The amount of unrecognized deferred tax liability at March 31, 2010 and 2009 was $781,000.  This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987.  These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future.

The Company adopted authoritative accounting guidance on April 1, 2007 related to uncertain tax positions. At March 31, 2010 and 2009, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2010 or 2009. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2006 to 2009 remain open to examination for federal income taxes, and years 2005 to 2009 remain open to State examination.

In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. Positive evidence reviewed included long-term earnings history prior to recent economic downturn, recent improved performance trends, proven ability to utilize deferred tax credits, projection of future income, capital levels and net operating loss carryback availability. Negative evidence reviewed included the losses sustained by the Company during the past two years.

After considering both the positive and negative factors, management believes it has sufficient positive indicators to outweigh the negative factors and therefore believes it is more likely than not that we will be able to fully realize all of the recorded deferred tax assets. Accordingly, the Company did not establish a valuation allowance for deferred tax assets at March 31, 2010 or 2009 as the Company believes it is more likely than not that the deferred tax assets will be realized principally through future reversals of existing temporary differences and based on projections of future taxable income from operations.

15.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee’s elective contribution up to 4% of the employee’s compensation. Company expenses related to the Plan for the years ended March 31, 2010, 2009 and 2008 were $401,000, $432,000 and $455,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received.  Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 5.13%, 6.19% and 7.57% for the years ended March 31, 2010, 2009 and 2008, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2010 and 2009, the Company’s aggregate liability under the plan was $1.8 million and $1.7 million, respectively.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”).  The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board.  Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees.  Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At March 31, 2010, there were options for 78,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below.  The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted 122,000, 38,500 and 20,000 stock options during the years ended March 31, 2010, 2009 and 2008, respectively.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2010	3.08%	6.25	37.55%	2.45%
Fiscal 2009	2.99%	6.25	20.20%	2.77%
Fiscal 2008	4.32%	6.25	15.13%	3.06%

The weighted average grant-date fair value of fiscal years 2010, 2009 and 2008 awards were $1.22, $1.09 and $2.07, respectively.  As of March 31, 2010, unrecognized compensation cost related to nonvested stock options totaled $75,000.  The Company recognized pre-tax compensation expense related to stock options of $112,000, $38,000 and $34,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

The following table presents the activity related to options under all plans for the periods indicated.

	Year Ended March 31,
	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	371,696	$10.99	424,972	$11.02	526,192	$10.41
Grants	122,000	3.82	38,500	6.30	20,000	13.42
Options exercised	-	-	(10,000)	4.70	(95,620)	7.68
Forfeited	(8,000)	10.82	(48,000)	11.71	(25,600)	12.69
Expired	(19,996)	5.50	(33,776)	6.88	-	-
Balance, end of period	465,700	$9.35	371,696	$10.99	424,972	$11.02

Additional information regarding options outstanding as of March 31, 2010 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$3.64 - $6.17	9.26	158,000	$4.36	36,000	$6.17
$6.51 - $6.88	2.10	20,000	6.76	20,000	6.76
$7.49 - $9.51	3.46	33,700	8.45	32,200	8.47
$10.10 - $10.83	5.22	27,000	10.30	25,000	10.30
$12.98 - $14.52	6.05	227,000	13.08	221,000	13.04
	6.73	465,700	$9.35	334,200	$11.28

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2010	Year Ended March 31, 2009
Stock options fully vested and expected to vest:
Number	458,475	368,271
Weighted average exercise price	$9.42	$11.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.69	6.33
Stock options fully vested and currently exercisable:
Number	334,200	318,896
Weighted average exercise price	$11.28	$11.46
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.70	5.93

(1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the year ended March 31, 2010.  The total intrinsic value of stock options exercised was $31,000 and $613,000 for the years ended March 31, 2009 and 2008, respectively.

16.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $73,000, $43,000 and $414,000 for years ended March 31, 2010, 2009 and 2008, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2007	$4,319,000	270,963	691,621	962,584
Allocation December 31, 2007		(24,633)	24,633	-
Balance, March 31, 2008	$2,458,000	246,330	716,254	962,584
Allocation December 31, 2008		(24,633)	24,633	-
Balance, March 31, 2009	$858,000	221,697	740,887	962,584
Allocation December 31, 2009		(24,633)	24,633	-
Balance, March 31, 2010	$453,000	197,064	765,520	962,584

17.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s Board authorized 250,000 shares of serial preferred stock as part of the Conversion and Reorganization completed on September 30, 1997.  No preferred shares were issued or outstanding at March 31, 2010 or 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2010.

As of March 31, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and Tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below).

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$89,048	12.11%	$58,835	8.0%	$73,544	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,801	10.85	29,417	4.0	44,126	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,801	9.84	32,453	4.0	40,566	5.0
Tangible Capital:
(To Tangible Assets)	79,801	9.84	12,170	1.5	N/A	N/A

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital:
(To Risk-Weighted Assets)	$94,654	11.46%	$66,080	8.0%	$82,599	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	84,300	10.21	33,040	4.0	49,560	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	84,300	9.50	35,502	4.0	44,377	5.0
Tangible Capital:
(To Tangible Assets)	84,300	9.50	13,313	1.5	N/A	N/A

At periodic intervals, the OTS and the FDIC routinely examine the Company’s Consolidated Financial Statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2010 Consolidated Financial Statements.

At March 31, 2010, the Company had 125,000 shares of its outstanding common stock available for repurchase under the June 21, 2007 Board approved stock repurchase plan of 750,000 shares. Stock repurchases are subject to non-objection of the OTS. The following table summarizes the Company’s common stock repurchased in each of the following periods (dollars in thousands):

	Shares	Value
2010	-	$-
2009	-	$-
2008	875,000	$12,643

18.	EARNINGS PER SHARE

Basic earning per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes until they are committed to be released.   For the years ended March 31, 2010 and 2009, stock options for 414,000 and

385,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Years Ended March 31,
(Dollars and share data in thousands, except per share data)	2010	2009	2008
Basic EPS computation:
Numerator-net income (loss)	$(5,444)	$(2,650)	$8,644
Denominator-weighted average common shares outstanding	10,721	10,694	10,915
Basic EPS	$(0.51)	$(0.25)	$0.79
Diluted EPS computation:
Numerator-net income (loss)	$(5,444)	$(2,650)	$8,644
Denominator-weighted average common shares outstanding	10,721	10,694	10,915
Effect of dilutive stock options	-	-	92
Weighted average common shares
and common stock equivalents	10,721	10,694	11,007
Diluted EPS	$(0.51)	$(0.25)	$0.79

19.	FAIR VALUE MEASUREMENT

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

The following tables presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at March 31, 2010, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,042	-	$-	$1,042
Agency securities	5,017	-	5,017	-
Municipal bonds	743	-	743	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	556	-	556	-
FHLMC mortgage-backed securities	2,219	-	2,219	-
FNMA mortgage-backed securities	53	-	53	-

Total recurring assets measured at fair value	$9,630	$-	$8,588	$1,042

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2010 (in thousands).  There were no transfers of assets in to or out of Level 3 for the year ended March 31, 2010.

For the Year Ended
March 31, 2010

Balance at March 31, 2009	$1,144
Transfers in to Level 3	-
Included in earnings (1)	(1,003)
Included in other comprehensive income (2)	901
Balance at March 31, 2010	$1,042

(1) Included in other non-interest income
(2) Includes the reversal of previously recorded OTTI

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. Our Level 3 assets consist of a single pooled trust preferred security. The fair value for this security was estimated using an income approach valuation technique (using cash flows and present value techniques). Significant unobservable inputs used for this security included selecting an appropriate discount rate, default rate and repayment assumptions.

The following table represents certain loans and REO, which were marked down to their fair value for the year ended March 31, 2010. The following assets are measured at fair value on a nonrecurring basis (in thousands).
		Fair value measurements at March 31, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$24,505	$-	$-	$24,505
Real estate owned	14,540	-	-	14,540
Total nonrecurring assets measured at fair value	$39,045	$-	$-	$39,045

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loans’ observable market price or the fair market value of the collateral. A significant portion of the Bank’s impaired loans is measured using the fair market value of the collateral.

Real estate owned – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write downs based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses. Management periodically reviews REO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with applicable accounting standards. The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in the future. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$13,587	$13,587	$19,199	$19,199
Investment securities held to maturity	517	573	529	552
Investment securities available for sale	6,802	6,802	8,490	8,490
Mortgage-backed securities held to maturity	259	265	570	572
Mortgage-backed securities available for sale	2,828	2,828	4,066	4,066
Loans receivable, net	712,837	631,706	784,117	733,436
Loans held for sale	255	255	1,332	1,332
Mortgage servicing rights	509	1,015	468	929

Liabilities:
Demand – savings deposits	396,342	396,342	392,389	392,389
Time deposits	291,706	294,337	277,677	281,120

FHLB advances	23,000	23,006	37,850	37,869
FRB borrowings	10,000	9,998	85,000	84,980
Junior subordinated debentures	22,681	14,124	22,681	12,702

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below.

Cash - Fair value approximates the carrying amount.

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 19 – Fair Value Measurements).

Loans Receivable and Loans Held for Sale – Loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales data from the FDIC was applied to each of these categories.

Mortgage Servicing Rights - The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2010, the MSRs fair value totaled $1.0 which was estimated using a range of prepayment speed assumptions values that ranged from 170 to 695.

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

Federal Reserve Bank Borrowings - The fair value for FRB borrowings was based on the discounted cash flow method. The discount rate was estimated using rates currently available from the FRB.

Junior Subordinated Debentures - The fair value of the Debentures was based on the discounted cash flow method. Management believes that the discount rate utilized is indicative of those that would be used by market participants for similar types of debentures.

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2010 and 2009. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At March 31, 2010, the Company had outstanding commitments to extend credit totaling $12.4 million, unused lines of credit totaling $78.4 million and undisbursed construction loans totaling $13.2 million.

The allowance for unfunded loan commitments was $185,000 at March 31, 2010.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2010 and 2009, standby letters of credit totaled $1.4 million and $1.8 million, respectively.

At March 31, 2010, the Company had firm commitments to sell $673,000 of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  As of March 31, 2010, loans under warranty totaled $115.4 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC.  The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the Consolidated Financial Statements.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2010, 2009 and 2008.

The Company is party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

22.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2010 AND 2009

(Dollars in thousands)	2010	2009
ASSETS
Cash (including interest earning accounts of $159 and $1,073)	$190	$1,105
Investment in the Bank	104,724	108,967
Other assets	1,765	1,352
TOTAL ASSETS	$106,679	$111,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses and other liabilities	$59	$68
Deferred income taxes	5	12
Borrowings	22,681	22,681
Shareholders' equity	83,934	88,663
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,679	$111,424

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(Dollars in thousands)	2010	2009	2008

INCOME:
Dividend income from Bank	$300	$-	$6,386
Interest on investment securities and other short-term investments	37	114	468
Interest on loan receivable from the Bank	77	86	94
Total income	414	200	6,948

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,318	1,656	1,636
Total expense	1,461	1,799	1,779
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME OF THE BANK	(1,047)	(1,599)	5,169
BENEFIT FOR INCOME TAXES	(458)	(544)	(426)
INCOME (LOSS) OF PARENT COMPANY	(589)	(1,055)	5,595
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(4,855)	(1,595)	3,049
NET INCOME (LOSS)	$(5,444)	$(2,650)	$8,644

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(Dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,444)	$(2,650)	$8,644
Adjustments to reconcile net income cash provided by operating activities:
Equity in undistributed (earnings) loss of the Bank	4,855	1,595	(3,049)
Provision for deferred income taxes	(7)	-	34
Earned ESOP shares	73	43	414
Stock based compensation	112	-	-
Changes in assets and liabilities
Other assets	(413)	965	(445)
Accrued expenses and other liabilities	(91)	(87)	(535)
Net cash provided by (used in) operating activities	(915)	(134)	5,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in subsidiary	-	(4,750)	-
Net cash used in investing activities	-	(4,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	(2,402)	(4,740)
Proceeds from subordinated debentures	-	-	15,000
Repurchase of common stock	-	-	(12,643)
Proceeds from exercise of stock options	-	96	708

Net cash used in financing activities	-	(2,306)	(1,675)

NET INCREASE (DECREASE) IN CASH	(915)	(7,190)	3,388

CASH, BEGINNING OF YEAR	1,105	8,295	4,907

CASH, END OF YEAR	$190	$1,105	$8,295

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2010:
Interest income	$11,058	$11,513	$11,797	$11,894
Interest expense	2,491	2,787	2,884	3,214
Net interest income	8,567	8,726	8,913	8,680
Provision for loan losses	5,850	4,500	3,200	2,350
Non-interest income	1,846	1,522	1,795	2,103
Non-interest expense	11,926	7,792	7,267	7,988
Income before income taxes	(7,363)	(2,044)	241	445
Provision (benefit) for income taxes	(2,660)	(758)	39	102

Net income (loss)	$(4,703)	$(1,286)	$202	$343

Basic earnings (loss) per share (1)	$(0.44)	$(0.12)	$0.02	$0.03

Diluted earnings (loss) per share	$(0.44)	$(0.12)	$0.02	$0.03
Fiscal 2009:
Interest income	$12,383	$13,172	$13,729	$13,566
Interest expense	4,096	4,801	5,087	5,199
Net interest income	8,287	8,371	8,642	8,367
Provision for loan losses	5,000	1,200	7,200	2,750
Non-interest income	2,759	1,902	(1,313)	2,182
Non-interest expense	6,977	6,907	6,708	6,667
Income before income taxes	(931)	2,166	(6,579)	1,132
Provision (benefit) for income taxes	(211)	691	(2,381)	339

Net income (loss)	$(720)	$1,475	$(4,198)	$793

Basic earnings (loss) per share (1)	$(0.07)	$0.14	$(0.39)	$0.07

Diluted earnings (loss) per share	$(0.07)	$0.14	$(0.39)	$0.07
(1)	Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2010, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of the end of the period covered by this report.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has audited the Company’s internal control over financial reporting as of March 31, 2010, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010 of the Company and our report dated May 28, 2010 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Portland, Oregon
May 28, 2010

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2010 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.  Reference is made to the cover page of this Form 10-K for information regarding compliance with Section 16(a) of the Exchange Act.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Edward R. Geiger, Paul L. Runyan and Jerry C. Olson.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards.  The Company’s Board of Directors has Mr. Geiger, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption  "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	334,000	9.63	78,154
1998 Stock Option Plan	131,700	8.64	-

Equity compensation plans not approved by security holders:	-	-	-

Total	465,700		78,154

Item 13.  Certain Relationships and Related Transactions; and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
See “Part II –Item 8. Financial Statements and Supplementary Data.”

	2.	Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits
		3.1	Articles of Incorporation of the Registrant (1)
		3.2	Bylaws of the Registrant (1)
		4	Form of Certificate of Common Stock of the Registrant (1)
		10.1	Form of Employment Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
		10.2	Employee Severance Compensation Plan (3)
		10.3	Employee Stock Ownership Plan (4)
		10.4	1998 Stock Option Plan (5)
		10.5	2003 Stock Option Plan (6)
		10.6	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
		10.7	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
		11	Statement of recomputation of per share earnings (See Note 18 of the Notes to Consolidated Financial Statements contained herein.)
		21	Subsidiaries of Registrant (8)
		23	Consent of Independent Registered Public Accounting Firm
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
		32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW BANCORP, INC.

Date:	May 27, 2010	By:	/s/ Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Ronald A. Wysaske
	Patrick Sheaffer		Ronald A. Wysaske
	Chairman of the Board and		President and Chief Operating Officer
	Chief Executive Officer		Director
(Principal Executive Officer)

Date:	May 27, 2010	Date:	May 27, 2010

By:	/s/ Kevin J. Lycklama	By:	/s/ Paul L. Runyan
	Kevin J. Lycklama		Paul L. Runyan
	Executive Vice President and		Vice Chairman of the Board and
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date:	May 27, 2010	Date:	May 27, 2010

By:	/s/ Gary R. Douglass	By:	/s/ Edward R. Geiger
	Gary R. Douglass		Edward R. Geiger
	Director		Director

Date:	May 27, 2010	Date:	May 27, 2010

By:	/s/ Michael D. Allen	By:	/s/ Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	May 27, 2010	Date:	May 27, 2010

By:	/s/ Gerald L. Nies
Gerald L. Nies
Director

Date:	May 27, 2010

EXHIBIT INDEX

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

105