Form 10-Q
period 2010-06-30
RIVERVIEW BANCORP INC
filed 2010-08-06
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 20,965,614 shares outstanding as of August 5, 2010.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010	2

	Consolidated Statements of Income Three Months Ended June 30, 2010 and 2009	3

	Consolidated Statements of Equity Three Months Ended June 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-16

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4:	[Removed and reserved]	33

Part II.	Other Information	34-46

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES
Certifications		47
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to know and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:  the Company’s ability to raise common capital, the amount of capital it intends to raise and its intended use of that capital; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions entered into with the OTS and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND MARCH 31, 2010
(In thousands, except share and per share data) (Unaudited)	June 30, 2010	March 31, 2010
ASSETS
Cash (including interest-earning accounts of $41,435 and $3,384)	$53,244	$13,587
Loans held for sale	667	255
Investment securities held to maturity, at amortized cost (fair value of $562 and $573)	511	517
Investment securities available for sale, at fair value (amortized cost of $8,691 and $8,706)	6,727	6,802
Mortgage-backed securities held to maturity, at amortized cost (fair value of $211 and $265)	203	259
Mortgage-backed securities available for sale, at fair value (amortized cost of $2,472 and $2,746)	2,554	2,828
Loans receivable (net of allowance for loan losses of $19,565 and $21,642)	697,795	712,837
Real estate and other personal property owned	14,908	13,325
Prepaid expenses and other assets	7,560	7,934
Accrued interest receivable	2,653	2,849
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	16,201	16,487
Deferred income taxes, net	11,197	11,177
Mortgage servicing rights, net	493	509
Goodwill	25,572	25,572
Core deposit intangible, net	288	314
Bank owned life insurance	15,501	15,351
TOTAL ASSETS	$863,424	$837,953

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$715,573	$688,048
Accrued expenses and other liabilities	8,224	6,833
Advanced payments by borrowers for taxes and insurance	194	427
Federal Home Loan Bank advances	28,000	23,000
Federal Reserve Bank advances	-	10,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,599	2,610
Total liabilities	777,271	753,599
COMMITMENTS AND CONTINGENCIES (See Note 16)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2010 – 10,923,773 issued and outstanding	109	109
March 31, 2010 – 10,923,773 issued and outstanding
Additional paid-in capital	46,980	46,948
Retained earnings	40,643	38,878
Unearned shares issued to employee stock ownership trust	(773)	(799)
Accumulated other comprehensive loss	(1,241)	(1,202)
Total shareholders’ equity	85,718	83,934

Noncontrolling interest	435	420
Total equity	86,153	84,354
TOTAL LIABILITIES AND EQUITY	$863,424	$837,953

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS ON INCOME

	Three Months Ended June 30,
(In thousands, except share and per share data) (Unaudited)	2010	2009
INTEREST INCOME:

Interest and fees on loans receivable	$11,193	$11,710
Interest on investment securities – taxable	55	98
Interest on investment securities – non-taxable	15	32
Interest on mortgage-backed securities	26	40
Other interest and dividends	15	14
Total interest and dividend income	11,304	11,894

INTEREST EXPENSE:
Interest on deposits	1,901	2,694
Interest on borrowings	385	520
Total interest expense	2,286	3,214
Net interest income	9,018	8,680
Less provision for loan losses	1,300	2,350
Net interest income after provision for loan losses	7,718	6,330

NON-INTEREST INCOME:
Fees and service charges	1,099	1,244
Asset management fees	521	509
Net gain on sale of loans held for sale	119	401
Impairment on investment security	-	(258)
Bank owned life insurance	150	151
Other	347	56
Total non-interest income	2,236	2,103

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,940	3,875
Occupancy and depreciation	1,141	1,233
Data processing	252	240
Amortization of core deposit intangible	26	30
Advertising and marketing expense	135	159
FDIC insurance premium	421	695
State and local taxes	171	149
Telecommunications	107	116
Professional fees	326	304
Real estate owned expenses	166	609
Other	580	578
Total non-interest expense	7,265	7,988

INCOME BEFORE INCOME TAXES	2,689	445
PROVISION FOR INCOME TAXES	924	102
NET INCOME	$1,765	$343

Earnings per common share:
Basic	$0.16	$0.03
Diluted	0.16	0.03
Weighted average number of shares outstanding:
Basic	10,735,946	10,711,313
Diluted	10,735,946	10,711,313

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Stock option expense	-	-	12	-	-	-	-	12
Earned ESOP shares	-	-	(6)	-	26	-	-	20
	10,923,773	109	46,872	44,322	(876)	(1,732)	364	89,059
Comprehensive income:
Net loss	-	-	-	343	-	-	-	343
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	76	-	76
Noncontrolling interest	-	-	-	-	-	-	18	18
Total comprehensive income	-	-	-	-	-	-	-	437

Balance June 30, 2009	10,923,773	$109	$46,872	$44,665	$(876)	$(1,656)	$382	$89,496

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Stock option expense	-	-	39	-	-	-	-	39
Earned ESOP shares	-	-	(7)	-	26	-	-	19
	10,923,773	109	46,980	38,878	(773)	(1,202)	420	84,412
Comprehensive income:
Net income	-	-	-	1,765	-	-	-	1,765
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(39)	-	(39)
Noncontrolling interest	-	-	-	-	-	-	15	15
Total comprehensive income	-	-	-	-	-	-	-	1,741

Balance June 30, 2010	10,923,773	$109	$46,980	$40,643	$(773)	$(1,241)	$435	$86,153

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands) (Unaudited)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,765	$343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	345	595
Mortgage servicing rights valuation adjustment	(1)	1
Provision for loan losses	1,300	2,350
Noncash expense related to ESOP	19	20
Decrease in deferred loan origination fees, net of amortization	(189)	(83)
Origination of loans held for sale	(3,969)	(13,990)
Proceeds from sales of loans held for sale	3,602	15,243
Stock based compensation expense	39	12
Writedown of real estate owned	74	305
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(261)	(32)
Income from bank owned life insurance	(150)	(151)
Changes in assets and liabilities:
Prepaid expenses and other assets	481	(434)
Accrued interest receivable	196	88
Accrued expenses and other liabilities	1,450	(358)
Net cash provided by operating activities	4,701	3,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	10,988	17,385
Proceeds from call, maturity, or sale of investment securities available for sale	4,990	-
Principal repayments on investment securities available for sale	27	37
Principal repayments on investment securities held to maturity	6	6
Purchase of investment securities available for sale	(5,000)	(4,988)
Principal repayments on mortgage-backed securities available for sale	274	367
Principal repayments on mortgage-backed securities held to maturity	56	92
Purchase of premises and equipment and capitalized software	(147)	(222)
Capitalized improvements related to real estate owned	(5)	-
Proceeds from sale of real estate owned and premises and equipment	1,486	2,110
Net cash provided by investing activities	12,675	14,787

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	27,525	(20,998)
Proceeds from borrowings	78,800	377,000
Repayment of borrowings	(83,800)	(349,850)
Principal payments under capital lease obligation	(11)	(9)
Net decrease in advance payments by borrowers	(233)	(170)
Net cash provided by financing activities	22,281	5,973
NET INCREASE IN CASH	39,657	24,669
CASH, BEGINNING OF PERIOD	13,587	19,199
CASH, END OF PERIOD	$53,244	$43,868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,939	$3,218
Income taxes	4	28

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$2,996	$4,356
Fair value adjustment to securities available for sale	(59)	169
Income tax effect related to fair value adjustment	20	(93)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 Form 10-K”). The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“the Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2010, there were options for 78,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2010		Year Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	465,700	$9.35	371,696	$10.99
Grants	-	-	122,000	3.82
Options exercised	-	-	-	-
Forfeited	-	-	(8,000)	10.82
Expired	-	-	(19,996)	5.50
Balance, end of period	465,700	$9.35	465,700	$9.35

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2010	Year Ended March 31, 2010
Stock options fully vested and expected to vest:
Number	458,475	458,475
Weighted average exercise price	$9.42	$9.42
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.44	6.69
Stock options fully vested and currently exercisable:
Number	335,700	334,200
Weighted average exercise price	$11.28	$11.28
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.46	5.70

(1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2010 and 2009 was approximately $39,000 and $12,000, respectively.  As of June 30, 2010, there was approximately $35,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through May 2012.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the three months ended June 30, 2010.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2010	3.08%	6.25	37.55%	2.45%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2010 and 2009, stock options for 466,000 and 368,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2010	2009
Basic EPS computation:
Numerator-net income	$1,765,000	$343,000
Denominator-weighted average common shares outstanding	10,735,946	10,711,313
Basic EPS	$0.16	$0.03
Diluted EPS computation:
Numerator-net income	$1,765,000	$343,000
Denominator-weighted average common shares outstanding	10,735,946	10,711,313
Effect of dilutive stock options	-	-
Weighted average common shares
and common stock equivalents	10,735,946	10,711,313
Diluted EPS	$0.16	$0.03

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Municipal bonds	$511	$51	$-	$562

March 31, 2010
Municipal bonds	$517	$56	$-	$573

The contractual maturities of investment securities held to maturity are as follows (in thousands):

June 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	511	562
Due after ten years	-	-
Total	$511	$562

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Trust preferred	$2,974	$-	$(1,980)	$994
Agency securities	5,000	16	-	5,016
Municipal bonds	717	-	-	717
Total	$8,691	$16	$(1,980)	$6,727

March 31, 2010
Trust preferred	$2,974	$-	$(1,932)	$1,042
Agency securities	4,989	28	-	5,017
Municipal bonds	743	-	-	743
Total	$8,706	$28	$(1,932)	$6,802

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	5,016
Due after five years through ten years	-	-
Due after ten years	3,691	1,711
Total	$8,691	$6,727

Investment securities with an amortized cost of $500,000 and $499,000 and a fair value of $502,000 and $502,000 at June 30, 2010 and March 31, 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $850,000 and $2.8 million and a fair value of $853,000 and $2.9 million at June 30, 2010 and March 31, 2010, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Trust preferred	$-	$-	$994	$(1,980)	$994	$(1,980)

March 31, 2010
Trust preferred	$-	$-	$1,042	$(1,932)	$1,042	$(1,932)

During the three months ended June 30, 2010, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above trust preferred investment security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
FHLMC mortgage-backed securities	$85	$3	$-	$88
FNMA mortgage-backed securities	118	5	-	123
Total	$203	$8	$-	$211

March 31, 2010
Real estate mortgage investment conduits	$53	$-	$-	$53
FHLMC mortgage-backed securities	86	3	-	89
FNMA mortgage-backed securities	120	3	-	123
Total	$259	$6	$-	$265

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	8	8
Due after five years through ten years	-	-
Due after ten years	195	203
Total	$203	$211

Mortgage-backed securities held to maturity with an amortized cost of $82,000 and $136,000 and a fair value of $85,000 and $138,000 at June 30, 2010 and March 31, 2010, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $103,000 and $105,000 and a fair value of $108,000 and $107,000 at June 30, 2010 and March 31, 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$501	$19		$-	$520
FHLMC mortgage-backed securities	1,925	61	7	-	1,986
FNMA mortgage-backed securities	46	2		-	48
Total	$2,472	$82		$-	$2,554

March 31, 2010
Real estate mortgage investment conduits	$538	$18		$-	$556
FHLMC mortgage-backed securities	2,158	61		-	2,219
FNMA mortgage-backed securities	50	3		-	53
Total	$2,746	$82		$-	$2,828

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,950	2,013
Due after five years through ten years	175	187
Due after ten years	347	354
Total	$2,472	$2,554

There were no mortgage-backed securities available for sale pledged as collateral for Federal Home Loan Bank of Seattle (“FHLB”) advances at June 30, 2010. Mortgage-backed securities available for sale with an amortized cost of $2.7 million and a fair value of $2.8 million at March 31, 2010, were pledged as collateral for FHLB advances.  Mortgage-backed securities available for sale with an amortized cost of $46,000 and $51,000 and a fair value of $49,000 and $53,000 at June 30, 2010 and March 31, 2010, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
Commercial and construction
Commercial business	$106,002	$108,368
Other real estate mortgage	455,106	459,178
Real estate construction	68,717	75,456
Total commercial and construction	629,825	643,002

Consumer
Real estate one-to-four family	84,956	88,861
Other installment	2,579	2,616
Total consumer	87,535	91,477

Total loans	717,360	734,479

Less: Allowance for loan losses	19,565	21,642
Loans receivable, net	$697,795	$712,837

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2010 and March 31, 2010, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Beginning balance	$21,642	$16,974
Provision for losses	1,300	2,350
Charge-offs	(3,392)	(1,599)
Recoveries	15	51
Ending balance	$19,565	$17,776

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Beginning balance	$185	$296
Net change in allowance for unfunded loan commitments	5	(20)
Ending balance	$190	$276

Loans on which the accrual of interest has been discontinued were $33.0 million and $36.0 million at June 30, 2010 and March 31, 2010, respectively. Interest income foregone on non-accrual loans was $612,000 and $804,000 during the three months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and March 31, 2010, impaired loans were $42.5 million and $37.8 million, respectively. At June 30, 2010 and March 31, 2010, $23.5 million and $30.1 million, respectively, of impaired loans had specific valuation allowances of $5.4 million and $8.0 million, respectively. For these same dates, $19.0 million and $7.7 million, respectively, did not require a specific reserve. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio. At June 30, 2010, the Company had one trouble debt restructuring totaling $1.0 million, which was on accrual status. There were no trouble debt restructurings at March 31, 2010.

The average balance in impaired loans was $40.1 million and $36.4 million during the three months ended June 30, 2010 and the year ended March 31, 2010, respectively. The related amount of interest income recognized on loans that were impaired was $176,000 and $44,000 during the three months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and March 31, 2010 there were no loans 90 days past due and still accruing interest, respectively.

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

During the third quarter of fiscal 2010, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process.  The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of June 30, 2010, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings are summarized as follows (dollars in thousands):

	June 30, 2010	March 31, 2010
Federal Home Loan Bank advances	$28,000	$23,000
Weighted average interest rate:	0.81%	0.64%

The FHLB borrowings at June 30, 2010 consisted of a Cash Management Advance with a rate set daily by the FHLB.  This advance is scheduled to mature during August 2010.

10.	FEDERAL RESERVE BANK ADVANCES

Federal Reserve Bank of San Francisco (“FRB”) borrowings are summarized as follows (dollars in thousands):

	June 30, 2010	March 31, 2010
Federal Reserve Bank of San Francisco advances	$-	$10,000
Weighted average interest rate:	-%	0.50%

11.	JUNIOR SUBORDINATED DEBENTURE

At June 30, 2010, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section at June 30, 2010, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2010 and March 31, 2010, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at June 30, 2010 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.90%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at June 30, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$994	$-	$-	$994
Agency securities	5,016	-	5,016	-
Municipal bonds	717	-	717	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	520	-	520	-
FHLMC mortgage-backed securities	1,986	-	1,986	-
FNMA mortgage-backed securities	48	-	48	-
Total recurring assets measured at fair value	$9,281	$-	$8,287	$994

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2010 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three months ended June 30, 2010.

For the Three
Months Ended
June 30, 2010
Available for sale securities

Balance at March 31, 2010	$1,042
Transfers in to Level 3	-
Included in earnings (1)	-
Included in other comprehensive income	(48)
Balance at June 30, 2010	$994

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the three months ended June 30, 2010. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at June 30, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$13,414	$-	$-	$13,414
Real estate owned	5,624	-	-	5,624
Total nonrecurring assets measured at fair value	$19,038	$-	$-	$19,038

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

13.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standards update on fair value measurements and disclosures, which focuses on improving disclosures about fair value measurement.  The standards update requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements).  This accounting standards update also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued an accounting standards update that improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations

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

The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2010		March 31, 2010
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$53,244	$53,244	$13,587	$13,587
Investment securities held to maturity	511	562	517	573
Investment securities available for sale	6,727	6,727	6,802	6,802
Mortgage-backed securities held to maturity	203	211	259	265
Mortgage-backed securities available for sale	2,554	2,554	2,828	2,828
Loans receivable, net	697,795	617,558	712,837	631,706
Loans held for sale	667	667	255	255
Mortgage servicing rights	493	871	509	1,015

Liabilities:
Demand – savings deposits	410,268	410,268	396,342	396,342
Time deposits	305,305	308,145	291,706	294,337

FHLB advances	28,000	27,994	23,000	23,006
FRB advances	-	-	10,000	9,998
Junior subordinated debentures	22,681	12,908	22,681	14,124

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below.

Cash – Fair value approximates the carrying amount.

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes, where available.  The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 13 – Fair Value Measurement).

Loans Receivable and Loans Held for Sale – Loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales data from the FDIC was applied to each category.

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At June 30, 2010, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 100 to 874.

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of June 30, 2010 and March 31, 2010. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At June 30, 2010, a schedule of significant off-balance sheet commitments at June 30, 2010 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$1,504
Fixed-rate	5,184
Standby letters of credit	866
Undisbursed loan funds, and unused lines of credit	81,517
Total	$89,071

At June 30, 2010, the Company had firm commitments to sell $2.0 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2010, loans under warranty totaled $114.3 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations, or liquidity.

16.	SUBSEQUENT EVENTS

On August 3, 2010 the Company announced that it had raised approximately $18 million from a follow-on public offering issuing 10,041,841 shares of common stock at $1.80 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 15% of the shares sold to cover over-allotments, which was exercised on August 5, 2010. The Company intends to use the proceeds from the offering to support the growth and related capital needs of the Bank, with any remainder for general operating purposes.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2010 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2010 Form 10-K.

Recent Developments

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of June 30, 2010, the Bank’s leverage ratio was 9.78% (1.78% over the required minimum) and its total risk-based capital ratio was 12.61% (0.61% over the required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses; (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan. For additional information relating to the Bank’s regulatory capital requirements, see "Shareholders' Equity and Capital Resources" set forth below.

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

The Board and Bank management do not believe that either of these agreements have or will constrain the Bank’s business plan and furthermore, believes that the Company and the Bank are currently in compliance with all of the requirements through its normal business operations.  These requirements will remain in effect until modified or terminated by the OTS.  For more information about the MOUs and their impact on the Company and the Bank, see “Item 1A, Risk Factors – Risks Associated to Our Business – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

Executive Overview

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2010, has negatively affected the economy in our market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting its loan portfolio in general and construction real estate and land acquisition and development loans in particular, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing its lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting its balance sheet by reducing loans receivable, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the

Company manages growth while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. Significant portions of these commercial and commercial real estate loans adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At June 30, 2010, checking accounts totaled $167.8 million, or 23.5% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with seventeen branches including ten in Clark County, two in the Portland metropolitan area and three lending centers.

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. Commercial, commercial real estate and real estate construction loans have grown to 87.8% of the loan portfolio at June 30, 2010, increasing the risk profile of the total loan portfolio. The Company’s recent strategy is to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans represent $28.1 million, or 87.1% of the residential construction portfolio at June 30, 2010. These loan balances decreased 8.2% from the previous quarter and 40.2% from a year ago.  Land acquisition and development loans totaled $68.3 million at June 30, 2010, a decrease of 8.7% from the prior quarter and 22.2% from June 30, 2009.

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

Weak economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and generally continued into 2010 presented an unusually challenging environment for banks. This has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios as compared to prior periods. Foreclosures and delinquencies are also being driven by investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter-ended June 30, 2010, unemployment in Clark County decreased and unemployment in Portland, Oregon decreased during this same time period. In addition, several other indicators, including home values and housing inventory levels have shown improvements during the quarter ended June 30, 2010. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 12.4% compared to 14.6% in March 2010, 13.7% at December 2009, 12.7% in September 2009 and 12.6% in June 2009. According to the Oregon Employment Department, unemployment in Portland decreased during the quarter ended June 30, 2010 to 9.5% compared to 10.0% in March 2010, 10.4% in December 2009, 10.8% in September 2009 and 10.9% in June 2009. Home values at June 30, 2010 in the Company’s market area remained lower than home values in 2009 and 2008, due in large part to an increase in volume of foreclosures and short sales. However, as noted above, home values have begun to stabilize in the past quarter after decreasing during the past fiscal year. According to the Regional Multiple Listing Services, inventory levels in Portland, Oregon have fallen to 7.3 months at June 2010 compared to 7.8 months at March 2010 and 8.2 months at June 2009. Inventory levels in Clark County have fallen to 6.8 months at June 2010 compared to 7.7 months at March 2010 and 7.9 months at June 2009. Closed home sales in Clark County increased 16.6% and 10.0% in June 2010 compared to March 2010 and June 2009, respectively. Closed home sales in Portland increased 11.8% and 13.3% in June 2010 compared to March 2010 and June 2009, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland Oregon were approximately 18.6% and 23.9%, respectively as of June 30, 2010. During the past

27 months, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications of potential increased loan delinquencies and defaults.

Operating Strategy

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. The Company also has added experienced personnel that monitors loans to enable the Company to better identify problem loans in a timely manner and reduce its exposure to a further deterioration in asset quality. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios.  Nonperforming assets decreased from $57.1 million at June 30, 2009 to $47.9 million at June 30, 2010.  The Company has continued to reduce its exposure to land development and speculative construction loans, which represented $19.8 million or 60.1% of its nonperforming loans at June 30, 2010. The total land development and speculative construction loan portfolios declined to $96.4 million at June 30, 2010 compared to $105.4 million at March 31, 2010.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $280.3 million at June 30, 2010.  In December 2008, the Company began operating as a merchant bankcard "agent bank" facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a "referral bank", was earned by a third party.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. Processing our own checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at all of its branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company is in the process of upgrading its online banking product, which will allow its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. During fiscal 2010, the Company enrolled in an Internet deposit listing service.  Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers during fiscal 2009. Through the CDARS program, customers can access FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit. The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle and Federal Reserve Bank of San Francisco advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. The Company recently increased its emphasis on enhancing its cash management product line with the hiring of an experienced cash management officer. The formation of a team consisting of this cash management officer and existing employees is expected to lead to an improved cash management product line for commercial customers.  Total deposits have increased from $688.0 million at March 31, 2010 to $715.6 million at June 30, 2010.  Advances from the Federal Home Loan Bank of Seattle and Federal Reserve Bank of San Francisco have decreased from $33.0 million at March 31, 2010 to $28.0 million at June 30, 2010.

Continued Expense Control. Beginning in fiscal 2009 and continuing into fiscal 2011, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of the Company’s operations. Beginning in fiscal 2009, the Company instituted expense control measures such as reducing many marketing expenses, cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. The Company also reduced its full-time equivalent employees to 232 at June 30, 2010 from 250 at June 30, 2009.  During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. As a result of the reduction in personnel and closure of the offices the Company will save approximately $1.3 million per year.

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its current market area to grow its franchise.  The Company anticipates organic growth, through its marketing efforts targeted to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branches and FDIC-assisted whole bank transactions that meet its investment and market objectives.  The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past seven years.  The Company expects to gradually expand its operations further in the Portland Oregon metropolitan area, which has a population of approximately two million people.  The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. The Company currently has no arrangements, agreements or understandings related to any acquisition or de novo branching.

Financial Highlights.  Net income for the three months ended June 30, 2010 was $1.8 million, or $0.16 per diluted share, compared to net income of $343,000, or $0.03 per diluted share, for the three months ended June 30, 2009. Net interest income after provision for loan losses increased $1.4 million to $7.7 million for the three months ended June 30, 2010 compared to $6.3 million for the same quarter last year. Non-interest income increased $133,000 to $2.2 million for the three months ended June 30, 2010 compared to $2.1 million for the same quarter last year.   The increase is partially due to an other than temporary impairment (“OTTI”) on an investment security taken during the three months ended June 30, 2009 totaling $258,000.  There was no OTTI on the investment security for the quarter ended June 30, 2010.  The increase in non-interest income can also be attributed to gains on sale of real estate owned properties.  Non-interest expense decreased $723,000 to $7.3 million for the three months ended June 30, 2010 compared to $8.0 million for the same quarter last year.  The decrease was primarily due to decreases in the FDIC insurance premiums of $274,000 and REO expenses of $443,000.

The annualized return on average assets was 0.84% for the three months ended June 30, 2010, compared to 0.15% for the three months ended June 30, 2009. For the same periods, the annualized return on average common equity was 8.19% compared to 1.52%, respectively. The efficiency ratio was 64.55% for the three months ended June 30, 2010 compared to 74.08% for the same period last year. The decrease in the efficiency ratio was primarily a result of the reduction in OTTI charges on an investment security as well as reduced professional fees and cost associated with REO properties.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2010	(in thousands)

Commercial business	$106,002	$-	$-	$106,002
Commercial construction	-	-	36,440	36,440
Office buildings	-	90,116	-	90,116
Warehouse/industrial	-	47,381	-	47,381
Retail/shopping centers/strip malls	-	86,080	-	86,080
Assisted living facilities	-	35,317	-	35,317
Single purpose facilities	-	93,514	-	93,514
Land	-	68,272	-	68,272
Multi-family	-	34,426	-	34,426
One-to-four family construction	-	-	32,277	32,277
Total	$106,002	$455,106	$68,717	$629,825

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2010	(in thousands)

Commercial business	$108,368	$-	$-	$108,368
Commercial construction	-	-	40,017	40,017
Office buildings	-	90,000	-	90,000
Warehouse/industrial	-	46,731	-	46,731
Retail/shopping centers/strip malls	-	80,982	-	80,982
Assisted living facilities	-	39,604	-	39,604
Single purpose facilities	-	93,866	-	93,866
Land	-	74,779	-	74,779
Multi-family	-	33,216	-	33,216
One-to-four family construction	-	-	35,439	35,439
Total	$108,368	$459,178	$75,456	$643,002

Comparison of Financial Condition at June 30, 2010 and March 31, 2010

Cash, including interest-earning accounts, totaled $53.2 million at June 30, 2010 compared to $13.6 million at March 31, 2010. The $39.7 million increase was attributed to additional reserve balances maintained at the FRB as part of the Company’s overall liquidity strategy.

Investment securities available for sale totaled $6.7 million and $6.8 million at June 30, 2010 and March 31, 2010, respectively. The Company reviews investment securities for the presence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the quarter ended June 30, 2010, the Company determined that none of its investment securities required an OTTI charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

Loans receivable, net, totaled $697.8 million at June 30, 2010, compared to $712.8 million at March 31, 2010, a decrease of $15.0 million due primarily to continuing weak loan demand in the Company’s primary market area and the Company’s planned balance sheet restructuring strategy, which includes reducing the loan portfolio to preserve capital and liquidity. The Company continued its focus on growing commercial business and commercial real estate loans and reducing construction and land development loans. The total commercial real estate loan portfolio was $352.4 million as of June 30, 2010, compared to $351.2 million as of March 31, 2010. Of this total, 29% are owner occupied, and 71% are non-owner occupied as of June 30, 2010. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option ARM, teaser, or sub-prime residential real estate loans in its portfolio.

Deposit accounts increased $27.5 million to $715.6 million at June 30, 2010, compared to $688.0 million at March 31, 2010. The Company had $10.0 million in wholesale-brokered deposits in its deposit mix as of June 30, 2010. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, Trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and internet based deposits) accounted for 90.3% of total deposits at June 30, 2010, compared to 94.8% at March 31, 2010. The Company plans to continue its focus on the growth of core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank did not have any FRB advances at June 30, 2010 compared to $10.0 million at March 31, 2010.   FHLB advances totaled $28.0 million at June 30, 2010 compared to $23.0 million at March 31, 2010. The $5.0 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, coupled with the planned decrease in loan balances. The Company’s paydown of borrowings were offset by its decision to increase its cash reserves held at the FRB as part of its overall liquidity strategy.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.8 million to $85.7 million at June 30, 2010 from $83.9 million at March 31, 2010.  The increase in equity was mainly attributable to net income of $1.8 million for the three months ended June 30, 2010.  Stock based compensation expense increased shareholders’ equity while the net tax effect of adjustments to securities offset the overall increase in shareholder’s equity.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS, which requires, among other things, the Bank to maintain a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. These higher capital requirements will remain in effect until the MOU with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2010.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital:
(To Risk-Weighted Assets)	$90,967	12.61%	$57,693	8.0%	$72,117	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	81,889	11.36	28,847	4.0	43,270	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	81,889	9.78	33,490	4.0	41,863	5.0
Tangible Capital:
(To Tangible Assets)	81,889	9.78	12,559	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$89,048	12.11%	$58,835	8.0%	$73,544	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,801	10.85	29,417	4.0	44,126	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,801	9.84	32,453	4.0	40,566	5.0
Tangible Capital:
(To Tangible Assets)	79,801	9.84	12,170	1.5	N/A	N/A

Liquidity

Liquidity is essential to the Bank’s business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.

Total deposits were $715.6 million at June 30, 2010 compared to $688.0 million at March 31, 2010. The growth in deposits; coupled with the decrease in the loan portfolio, provided the Company with the funds to reduce its secured borrowings from FHLB and FRB. The Company continues to focus on reducing its use of secured borrowings. During quarter ended June 30, 2010, the Company reduced its FHLB and FRB borrowings by $5.0 million to $28.0 million, compared to $33.0 million at March 31, 2010. The Company increased its cash reserves held at the FRB by $39.7 million.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. During the quarter ended June 30, 2010, we elected to defer regularly scheduled interest payments on our outstanding $22.7 million in Debentures to preserve our liquidity at the Bancorp.

The Company’s primary source of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities and FHLB and FRB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2010, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 2010, cash totaled $53.2 million, or 6.2% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2010, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $97.8 million from the FRB, subject to sufficient collateral. At June 30, 2010, advances from the FHLB of Seattle totaled $28.0 million under an available credit facility of $147.0 million, limited to sufficient collateral and stock investment. At June 30, 2010, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At June 30, 2010, wholesale-brokered deposits totaled $10.0 million. The Bank also participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS balance was $34.1 million, or 4.8% of total deposits, and $31.9 million, or 4.6% of total deposits, at June 30, 2010 and March 31, 2010, respectively. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits. On June 9, 2009, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS deposits, to no more than 10% of total deposits. The combination of all the Bank’s funding sources, gives the Bank additional available liquidity of $305.9 million, or 35.4% of total assets, at June 30, 2010.

Under the Temporary Liquidity Guarantee Program, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010. The Bank has elected to participate in this program at an additional cost to the Bank. Other deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner.

At June 30, 2010, the Company had commitments to extend credit of $89.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $198.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $217.0 million at June 30, 2010.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. In the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its Debentures, which in turn, restricts the Company’s ability to pay dividends on its common stock.

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

Commercial business, commercial real estate and construction and land acquisition loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

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

The allowance for loan losses was $19.6 million or 2.73% of total loans at June 30, 2010 compared to $21.6 million or 2.95% of total loans at March 31, 2010. The decreased allowance for loan losses was due to charge-offs exceeding the provision for loan losses recognized during the quarter. These charge-offs primarily were for loans that were reserved for in previous quarters. Nonperforming loans were $33.0 million at June 30, 2010 compared to $36.0 million at March 31, 2010.  Classified loans were $57.2 million at June 30, 2010 compared to $52.2 million at March 31, 2010.  The balance of the classified loans continues to be concentrated in the land development and speculative construction categories, which represent 27.0% and 27.7% respectively, of the balance at June 30, 2010.  The increase in classified loans reflects the continuing weak economic conditions, which have significantly affected homebuilders and developers. The coverage ratio of allowance for loan losses to nonperforming loans was 59.4% at June 30, 2010 compared to 60.1% at March 31, 2010.

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter. Management also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses.  At June 30, 2010, the Company identified $29.5 million, or 89.5% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $4.2 million, or 14.3% of the nonperforming loans on which a specific analysis was performed. Based on the results of these specific valuation analyses, the Company’s allowance for loan losses did not decrease proportionately to the decrease in the nonperforming loan balances. The Company believes the low amount of specific reserves required for these nonperforming loans reflects not only the Bank’s underwriting standards, but also recent loan charge-offs.

The problem loans identified by the Company have continued to remain concentrated in speculative construction loans and land acquisition and development loans. Management’s recent analysis of the allowance for loan losses year has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. Management has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales, which have contributed to the increase in allowance for loan losses. At June 30, 2010, the Company’s residential construction and land development loan portfolios were $32.3 million and $68.3 million, respectively. Substantially all of the loans in these two portfolios are located in the Company’s market area. The percentage of nonperforming loans in the residential construction and land development portfolios was 31.4% and 14.2%, respectively. For the three months ended June 30, 2010, the charge-off ratio for the residential construction and land development portfolios was 14.0% and 7.1%, respectively. Based on its comprehensive analysis, management deemed the allowance for loan losses of $19.6 million at June 30, 2010 (2.73% of total loans and 59.4% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or net realizable value, which are determined by management based on a number of factors, including recent appraisals which are further reduced for estimated selling costs as a practical expedient, or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. When the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. As of June 30, 2010, the Company had identified $42.5 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. Of those impaired loans, $19.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs. The remaining $23.5 million have specific valuation allowances totaling $5.4 million.

Generally, when a loan secured by real estate is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation by a third party appraiser that is reviewed by the Company. Subsequently, a third party appraiser appraises the asset annually. The evaluation may occur more frequently if management determines that there is an indication that the market value may have declined. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market (less costs to sell) by recording a charge-off to the allowance for loan losses or by designating a specific reserve in accordance with GAAP.

Nonperforming assets, consisting of nonperforming loans and REO, totaled $47.9 million or 5.54% of total assets at June 30, 2010 compared to $49.3 million or 5.89% of total assets at March 31, 2010. Land acquisition and development loans and speculative construction loans, represented $19.8 million, or 60.12%, of the total nonperforming loan balance at June 30, 2010. The $33.0 million balance of nonperforming loans consisted of fifty-nine loans to forty borrowers, which includes eighteen commercial business loans totaling $7.0 million, five commercial real estate loan totaling $4.5 million, seventeen land acquisition and development loans totaling $9.7 million (the largest of which was $1.4 million), nine real estate construction loans totaling $10.1 million and ten residential real estate loans totaling $1.7 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loans totaling $1.4 million to a Washington borrower who has property located in Southern California.

The $14.9 million balance of REO is comprised of single-family homes totaling $4.5 million, residential building lots totaling $5.5 million and land development property totaling $4.9 million. All of these properties are located in the Company’s primary market area.

The following table sets forth information regarding the Company’s nonperforming assets. At June 30, 2010, the Company had one trouble debt restructuring totaling $1.0 million, which was on accrual status.  There were no trouble debt restructurings at March 31, 2010.

	June 30, 2010	March 31, 2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$6,989	$6,430
Other real estate mortgage	14,120	15,079
Real estate construction	10,148	11,826
Real estate one-to-four family	1,697	2,676
Total	32,954	36,011
Accruing loans which are contractually past due 90 days or more	-	-

Total nonperforming loans	32,954	36,011
REO	14,908	13,325
Total nonperforming assets	$47,862	$49,336

Total nonperforming loans to total loans	4.59%	4.90%
Total nonperforming loans to total assets	3.82	4.30

Total nonperforming assets to total assets	5.54	5.89

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2010	(Dollars in thousands)

Commercial business	$1,121	$2,689	$3,179	$-	$-	$6,989
Commercial real estate	3,060	245	1,150	-	-	4,455
Land	-	215	7,813	258	1,379	9,665
Multi-family	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
One-to-four family construction	3,300	3,836	1,734	1,278	-	10,148
Real estate one-to-four family	250	310	1,125	12	-	1,697
Consumer	-	-	-	-	-	-
Total nonperforming loans	7,731	7,295	15,001	1,548	1,379	32,954
REO	3,205	2,317	5,322	4,064	-	14,908
Total nonperforming assets	$10,936	$9,612	$20,323	$5,612	$1,379	$47,862

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2010		(Dollars in thousands)

Land development	$7,229	$4,399	$48,087	$317	$8,240	$68,272
Speculative construction	4,152	10,836	11,847	1,278	-	28,113
Total speculative and land construction	$11,381	$15,235	$59,934	$1,595	$8,240	$96,385

Other loans of concern totaled $24.4 million at June 30, 2010 compared to $16.2 million at March 31, 2010. The $24.4 million consists of two real estate construction loans totaling $5.7 million, ten commercial business loans totaling $3.9 million, four commercial real estate loans totaling $8.9 million, five land acquisition loans totaling $5.8 million and one one-to-four family real estate loan totaling $72,000. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At June 30, 2010, loans delinquent 30 - 89 days were 1.78% of total loans compared to 1.93% at March 31, 2010. At June 30, 2010, the 30 - 89 days delinquency rate in the commercial business (“C&I”) portfolio was 1.63% while the delinquency rate in the commercial real estate (“CRE”) portfolio was 2.34%, representing two loans for $8.2 million. At that date, CRE loans represented the largest portion of the loan portfolio at 49.1% of total loans and C&I loans represented 14.8% of total loans. The 30 - 89 days delinquency rate for the land development loan portfolio at June 30, 2010 was 2.51%. The 30 - 89 days delinquency rate for our home equity line of credit portfolio was 0.99% at June 30, 2010.  At June 30, 2010, our residential construction loan portfolio had no delinquencies in the 30 - 89 days category.

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

An interim impairment test was not deemed necessary as of June 30, 2010, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

At June 30, 2010, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired at June 30, 2010. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured by management based on a number of factors, including recent independent appraisals which are further reduced for estimated selling cost or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

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

Net interest income for the three months ended June 30, 2010 was $9.0 million, representing an increase of $338,000, or 3.89%, from $8.7 million during the same prior year period. Average interest-earning assets to average interest-bearing liabilities increased to 115.09% for the three month periods ended June 30, 2010 compared to 113.03% in the same prior year period. The net interest margin for the three months ended June 30, 2010 was 4.79% compared to 4.25% for the quarter-ended June 30, 2009.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. However, due to a number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. As a result of the Federal Reserve’s monetary policy actions beginning in September 2007 to aggressively lower short-term federal funds rates approximately 36% of the Company’s loans immediately repriced down. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. Recently, the Company has made progress in further reducing its deposit and borrowing costs resulting in improved net interest income. Further reductions will be reflected in future deposit offerings and as existing deposits renew upon maturity. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three months ended June 30, 2010, was $11.3 million compared to $11.9 million for the same period in prior year. This represents a decrease of $590,000 for the three months ended June 30, 2010 compared to the same prior year periods. The decrease is due primarily to a decrease in average loan balances.

The average balance of net loans decreased $61.7 million to $729.9 million for the three months ended June 30, 2010 from $791.5 million for the same prior year period. The decrease in average loan balances was due to the Company’s recent effort to realign its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies. The yield on net loans was 6.15% for the three months ended June 30, 2010 compared to 5.93% for the same three months in the prior year. During the three months ended June 30, 2010, the Company also reversed $77,000 of interest income on nonperforming loans compared to $346,000 for the same three months in the prior year.

Interest Expense. Interest expense decreased $928,000 to $2.3 million for the three months ended June 30, 2010, compared to $3.2 million for the three months ended June 30, 2009. The decrease in interest expense was primarily attributable to the Company’s efforts to reduce its costs of deposits following the Federal Reserve interest rate cuts described above. The weighted average interest rate on interest-bearing deposits decreased to 1.25% for the three months ended June 30, 2010 from 1.93% for the same period in the prior year. The weighted average cost of FHLB and FRB borrowings, Debentures and capital lease obligations increased to 3.37% for the three months ended June 30, 2010 from 1.25% for the same period in the prior year. For the three months ended June 30, 2010, the weighted average cost of the Company’s FRB borrowings was 0.50% compared to 0.68% for its FHLB borrowings.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$625,616	$9,796	6.28%	$672,773	$10,189	6.07%
Non-mortgage loans	104,235	1,397	5.38	118,775	1,521	5.14
Total net loans (1)	729,851	11,193	6.15	791,548	11,710	5.93

Mortgage-backed securities (2)	2,836	26	3.68	4,336	40	3.70
Investment securities (2)(3)	9,492	78	3.30	11,863	146	4.94
Daily interest-bearing assets	397	-	-	2,200	1	0.18
Other earning assets	12,547	15	0.48	11,482	13	0.45
Total interest-earning assets	755,123	11,312	6.15	821,429	11,910	5.82

Non-interest-earning assets:
Office properties and equipment, net	16,393			19,406
Other non-interest-earning assets	67,854			68,871
Total assets	$839,370			$909,706

Interest-bearing liabilities:
Regular savings accounts	$32,264	44	0.55	$28,566	39	0.55
Interest checking accounts	73,734	63	0.34	90,232	118	0.52
Money market deposit accounts	207,265	508	0.98	183,368	646	1.41
Certificates of deposit	296,993	1,286	1.74	258,161	1,891	2.94
Total interest-bearing deposits	610,256	1,901	1.25	560,327	2,694	1.93

Other interest-bearing liabilities	45,843	385	3.37	166,413	520	1.25
Total interest-bearing liabilities	656,099	2,286	1.40	726,740	3,214	1.77

Non-interest-bearing liabilities:
Non-interest-bearing deposits	89,227			85,615
Other liabilities	7,613			6,870
Total liabilities	752,939			819,225
Shareholders’ equity	86,431			90,481
Total liabilities and shareholders’ equity	$839,370			$909,706

Net interest income		$9,026			$8,696

Interest rate spread			4.61%			4.05%

Net interest margin			4.79%			4.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.09%			113.03%
Tax equivalent adjustment (3)		$8			$16

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2010 compared to the quarter-ended June 30, 2009.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2010 vs. 2009

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(735)	$342	$(393)
Non-mortgage loans	(193)	69	(124)
Mortgage-backed securities	(14)	-	(14)
Investment securities (1)	(25)	(43)	(68)
Daily interest-bearing	(1)	-	(1)
Other earning assets	1	1	2
Total interest income	(967)	369	(598)

Interest Expense:
Regular savings accounts	5	-	5
Interest checking accounts	(19)	(36)	(55)
Money market deposit accounts	77	(215)	(138)
Certificates of deposit	253	(858)	(605)
Other interest-bearing liabilities	(567)	432	(135)
Total interest expense	(251)	(677)	(928)
Net interest income	$(716)	$1,046	$330

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2010 was $1.3 million compared to $2.4 million for the same period in the prior year. The decrease in the provision for loan losses during the first quarter was primarily related to the stabilization of real estate values for the collateral supporting the Company’s problem loans for the three months ended June 30, 2010. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the current ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the continued slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values in recent years and slower loan sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land development loans, as well as the additional loan charge-offs. However, in the past two quarters, the Company has experienced a decrease in the balance of its non-performing assets and a slowdown in the inflow of non-performing loans. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.73% at June 30, 2010, compared to 2.28% at June 30, 2009.

Net charge-offs for the three months ended June 30, 2010 were $3.4 million compared to $1.5 million for the same period last year. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2010 was 1.86% compared to 0.78% for the same respective periods in the prior year. Charge-offs increased during the periods primarily as a result of the write-downs of several loans that were reserved for in previous quarters.  Land acquisition and development loans represented $1.4 million of the total charge-offs during the quarter, the largest of which was $493,000. Net charge-offs have remained concentrated in the residential construction and land development portfolios. Nonperforming loans were $33.0 million at June 30, 2010, a decline as compared to $36.0 million at March 31, 2010. The ratio of allowance for loan losses to nonperforming loans was 59.37% at June 30, 2010 a minimal decline as compared to 60.10% at March 31, 2010. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income increased $133,000 for the three months ended June 30, 2010 compared to the same prior year period. The increase between the periods resulted from the absences of an OTTI charge for the three months ended June 30, 2010 as compared to a $258,000 OTTI charge for the three months ended June 30, 2009.  In addition, gain on sales of REO totaled $147,000 for the three months ended June 30, 2010 compared to $14,000 for the same period in prior year. For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, these increase noted above was offset by decreases in gain on sale of loans of $282,000 along with a decrease in mortgage broker fees of $200,000. The decrease in mortgage broker fees is primarily due to a decrease in refinancing activity for single-family homes.

Non-Interest Expense. Non-interest expense decreased $723,000 to $7.3 million for the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs. FDIC insurance premiums for the three months ended June 30, 2010 decreased $274,000 due to the same period in prior year included a special assessment charge of $417,000. REO expenses decreased $443,000 due in part to stabilizing values on existing REO properties resulting in lower charge-offs.  Occupancy and depreciation expense decreased $92,000 for the three months ended June 30, 2010 compared to the same period in the prior year due to the closure of branch and lending center.  Professional fees have also remained higher due to the ongoing costs associated with nonperforming assets.

Income Taxes. The provision for income taxes was $924,000 for the three months ended June 30, 2010 compared to $102,000 for the three months ended June 30, 2009.  This increase was a result of the increase in income before taxes.  The effective tax rate for three months ended June 30, 2010 was 34.4% compared to 22.9% for the three months ended June 30, 2009. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2010 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of June 30, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2010 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2010, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Risks Associated with Our Business

We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In January 2009, Riverview Community Bank entered into a Memorandum of Understanding, or MOU, with the OTS.  Under that agreement, Riverview Community Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of June 30, 2010, Riverview Community Bank’s Tier 1 Capital (Leverage) Ratio was 9.78% (1.78% over the new required minimum) and its Total Risk-Based Capital ratio was 12.61% (0.61% over the new required minimum).  The MOU also requires Riverview Community Bank to:

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

On June 9, 2009 the OTS issued a Supervisory Letter Directive, or SLD, to Riverview Community Bank that restricts its brokered deposits (including Certificate of Deposit Account Registry Service, or CDARS) to 10% of total deposits.  At June 30, 2010, Riverview Community Bank had $10.0 million in wholesale-brokered deposits.  At June 9, 2009, we did not have any wholesale-brokered deposits. Riverview Community Bank participates in the CDARS product, which allows Riverview Community Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. Riverview Community Bank’s reciprocal CDARS balance was $44.1 million, or 6.2% of total deposits, and $31.9 million, or 4.6% of total deposits, at June 30, 2010 and March 31, 2010, respectively. At June 30, 2010, we had total brokered deposits of $34.1 million or 4.8% of total deposits.

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

Riverview Community Bank was not permitted by the OTS to make a dividend payment to us in May 2010, resulting in the deferral of interest on our outstanding trust preferred securities.  See “We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

The MOUs and SLD will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that Riverview or Riverview Community Bank were not in compliance with their respective MOUs, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of Riverview or Riverview Community Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of Riverview and Riverview Community Bank have been taking action and implementing programs to comply with the requirements of the MOUs and SLD. Although compliance with the MOUs and SLD will be determined by the OTS, management believes that Riverview and Riverview Community Bank have complied in all material respects with the provisions of the MOUs and SLD required to be complied with as of the date of this prospectus, including the capital requirements and restrictions on brokered deposits imposed by the OTS.  The OTS may determine, however, in its sole discretion that the issues raised by the MOUs and SLD have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at Riverview Community Bank or Riverview and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•	the amount of our low-cost or non-interest bearing deposits may decrease; and
•	the price of our common stock may decrease.

Our real estate construction and land acquisition or development loans are based upon estimates of costs and the value of the completed project.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties.  We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At June 30, 2010, construction loans totaled $68.7 million, or 9.6% of our total loan portfolio, of which $32.3 million were for residential real estate projects. Approximately $4.2 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land loans, which are loans made with land as security, totaled $68.3 million, or 9.5%, of our total loan portfolio at June 30, 2010. Land loans include raw land and land acquisition and development loans.  These loans carry additional risks from other types of real estate based lending.  In general, construction and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been.  Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2010, $96.4 million of our construction and land loans were for speculative purposes. Approximately $19.8 million, or 20.6%, of our speculative construction and land loans were nonperforming at June 30, 2010. A material increase in our nonperforming construction and land loans could have a material adverse effect on our financial condition and results of operations.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of southwest Washington and northwest Oregon, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss and adversely affect our results of operations.

At June 30, 2010, we had $386.8 million of commercial and multi-family real estate mortgage loans, representing 53.9% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the OTS have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $322.3 million balance in commercial real estate loans at June 30, 2010 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us and an adjustment to our growth strategies.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At June 30, 2010, we had $106.0 million or 14.8% of total loans in commercial loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2010, $87.5 million, or 12.2% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington and Oregon housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

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

For the quarter ended June 30, 2010 and 2009 we recorded a provision for loan losses of $1.3 million and $2.4 million, respectively. We also recorded net loan charge-offs of $3.4 million and $1.5 million for the quarter ended June 30, 2010 and 2009, respectively. We experienced increasing loan delinquencies and credit losses. With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 60.1% of our nonperforming loan balance at June 30, 2010.  At June 30, 2010 our total nonperforming assets had decreased to $47.9 million compared to $57.1 million at June 30, 2009.  Furthermore, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was $19.6 million or 2.73% of gross loans held for investment and 59.37% of nonperforming loans at June 30, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses.

During the three months ended June 30, 2010, there were no non-cash other than temporary impairment (“OTTI”) charges for our single trust preferred investment security we hold for investment.  At June 30, 2010 the fair value of this security was $1.0 million. We do not intend to sell this security and it is not more likely than not that we will be required to sell the security before anticipated recovery of the remaining amortized cost basis.

We closely monitor this security and our other investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. Our valuation of our trust preferred security will be influenced by the default rates of specific financial institutions whose securities provide the underlying collateral for this security. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in this security by selling it. Accordingly, if market conditions deteriorate further and we determine our holdings of this or other investment securities are other than temporary, our results of operations could be adversely affected.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the

FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us.  In addition, the OTS has limited our ability to use brokered deposits as a source of liquidity by restricting them to not more than 10% of our total deposits.  At June 30, 2010 our brokered deposits (consisting of $34.1 million CDARS deposits and $10.0 million in wholesale-brokered deposits) totaled $44.1 million or 6.2% of total deposits.

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

Financial reform legislation has been passed that eliminates the OTS, Riverview Bancorp’s and Riverview Community Bank’s primary federal regulator, and could require Riverview Bancorp to become a bank holding company regulated by the Federal Reserve Board.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) singed into law by President Barrack Obama on July 21, 2010 will result in significant changes to the current bank regulatory scheme.  This Act eliminates our current primary federal regulator, the Office of Thrift Supervision, and its regulatory authority over the Bank is assumed by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Act grants the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and savings and loan holding companies.  As a result, Riverview Bancorp will be subject to oversight by the Federal Reserve Board, as opposed to the Office of Thrift Supervision, and could become subject to holding company capital requirements that it is not currently subject to. Riverview Bancorp believes that, as of June 30, 2010, it would have been in compliance with the holding company capital requirements if it had been subject to such requirements.  The Act creates the Consumer Financial Protection Bureau, dedicated to protecting consumers in the financial products and services market.  The creation of this agency will result in new regulatory requirements and is expected to raise the cost of regulatory compliance.  Because the final rules implementing the Act have not been adopted, we cannot determine the specific impact of the Act on us at this time.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter ended December 31, 2009, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

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

At June 30, 2010, we owned $7.4 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

The FDIC in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including Riverview Community Bank. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage.  We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.  The Act permanently raised the maximum deposit insurance amount to $250,000. In addition, the Act made this increase retroactive to January 1, 2008

Competition with other financial institutions could adversely affect our profitability.

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

Managing reputational risk is important to attracting and maintaining customers, investor and employees.

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

Our assets as of June 30, 2010 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2010, the net deferred tax asset was approximately $11.2 million. We regularly review our net deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at June 30, 2010 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our earnings or increase our net loss.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended December 31, 2008 and we do not know if we will resume the payment of dividends in the future.  In addition, under the terms of the October 2009 MOU the payment of dividends by Riverview to its shareholders is also subject to the prior written non-objection of the OTS.  As an entity separate and distinct from Riverview Community Bank, Riverview derives substantially all of its revenue in the form of dividends from Riverview Community Bank.  Accordingly, Riverview is and will be dependent upon dividends from Riverview Community Bank to satisfy its cash needs and to pay dividends on its common stock. The inability to receive dividends from Riverview Community Bank could have a  material adverse effect on Riverview’s business, financial condition and results of operations Riverview Community Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. Riverview Community Bank does not currently meet these regulatory requirements. Riverview Community Bank may not pay dividends to Riverview without prior notice to the OTS, which limits Riverview’s ability to pay dividends on its common stock.  The lack of a cash dividend could adversely affect the market price of our common stock.

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

This deferral may also adversely affect our ability to obtain debt financing on commercially reasonable terms, or at all. In addition, if Riverview defers interest payments on the junior subordinated debentures for more than 20 consecutive quarters, it would be in default under the indentures governing these debentures and the amount due under such agreements would be immediately due and payable. Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or Riverview Community Bank.

For so long as we defer interest payments, we will likely have greater difficulty in obtaining financing and have fewer financing sources. In addition, the market value of our common stock may be adversely affected.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

                  Not applicable

Item 4. [Removed and Reserved]

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

     RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: August 5, 2010	Date: August 5, 2010

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

48