Form 10-Q
period 2010-09-30
RIVERVIEW BANCORP INC
filed 2010-11-04
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of November 3, 2010.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets
	as of September 30, 2010 and March 31, 2010	2

	Consolidated Statements of Income for the
	Three and Six Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Equity for the	4
	Six Months Ended September 30, 2010 and 2009

	Consolidated Statements of Cash Flows for the
	Six Months Ended September 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-16

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	17-34

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4:	Controls and Procedures	34

Part II.	Other Information	36-37

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	[Removed and reserved]

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		38
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to know and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:  the Company’s ability to raise equity capital, the amount of capital it intends to raise and its intended use of that capital; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions entered into with the OTS and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us and could negatively affect the Company’s operating and stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND MARCH 31, 2010
(In thousands, except share and per share data) (Unaudited)	September 30, 2010	March 31, 2010
ASSETS
Cash (including interest-earning accounts of $36,002 and $3,384)	$48,505	$13,587
Certificates of deposit held for investment	14,951	-
Loans held for sale	417	255
Investment securities held to maturity, at amortized cost (fair value of $562 and $573)	512	517
Investment securities available for sale, at fair value (amortized cost of $8,691 and $8,706)	6,688	6,802
Mortgage-backed securities held to maturity, at amortized cost (fair value of $207 and $265)	199	259
Mortgage-backed securities available for sale, at fair value (amortized cost of $2,219 and $2,746)	2,306	2,828
Loans receivable (net of allowance for loan losses of $19,029 and $21,642)	679,925	712,837
Real estate and other personal property owned	19,766	13,325
Prepaid expenses and other assets	6,541	7,934
Accrued interest receivable	2,644	2,849
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	15,893	16,487
Deferred income taxes, net	11,209	11,177
Mortgage servicing rights, net	470	509
Goodwill	25,572	25,572
Core deposit intangible, net	265	314
Bank owned life insurance	15,652	15,351
TOTAL ASSETS	$858,865	$837,953

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$718,028	$688,048
Accrued expenses and other liabilities	8,898	6,833
Advanced payments by borrowers for taxes and insurance	507	427
Federal Home Loan Bank advances	-	23,000
Federal Reserve Bank advances	-	10,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,589	2,610
Total liabilities	752,703	753,599
COMMITMENTS AND CONTINGENCIES (See Note 16)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2010 – 22,471,890 issued and outstanding	225	109
March 31, 2010 – 10,923,773 issued and outstanding
Additional paid-in capital	65,746	46,948
Retained earnings	41,760	38,878
Unearned shares issued to employee stock ownership trust	(748)	(799)
Accumulated other comprehensive loss	(1,264)	(1,202)
Total shareholders’ equity	105,719	83,934

Noncontrolling interest	443	420
Total equity	106,162	84,354
TOTAL LIABILITIES AND EQUITY	$858,865	$837,953

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2010	2009	2010	2009
INTEREST INCOME:

Interest and fees on loans receivable	$10,672	$11,639	$21,865	$23,349
Interest on investment securities – taxable	32	66	87	164
Interest on investment securities – non-taxable	14	31	29	63
Interest on mortgage-backed securities	23	35	49	75
Other interest and dividends	48	26	63	40
Total interest and dividend income	10,789	11,797	22,093	23,691

INTEREST EXPENSE:
Interest on deposits	1,764	2,448	3,665	5,142
Interest on borrowings	375	436	760	956
Total interest expense	2,139	2,884	4,425	6,098
Net interest income	8,650	8,913	17,668	17,593
Less provision for loan losses	1,675	3,200	2,975	5,550
Net interest income after provision for loan losses	6,975	5,713	14,693	12,043

NON-INTEREST INCOME:
Fees and service charges	1,077	1,151	2,176	2,395
Asset management fees	492	465	1,013	974
Net gain on sale of loans held for sale	124	159	243	560
Impairment of investment security	-	(201)	-	(459)
Bank owned life insurance	150	151	300	302
Other	207	70	554	126
Total non-interest income	2,050	1,795	4,286	3,898

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,085	3,689	8,025	7,564
Occupancy and depreciation	1,148	1,217	2,289	2,450
Data processing	248	237	500	477
Amortization of core deposit intangible	23	28	49	58
Advertising and marketing expense	255	151	390	310
FDIC insurance premium	417	445	838	1,140
State and local taxes	147	151	318	300
Telecommunications	105	113	212	229
Professional fees	321	330	647	634
Real estate owned expenses	120	353	286	962
Other	543	553	1,123	1,131
Total non-interest expense	7,412	7,267	14,677	15,255

INCOME BEFORE INCOME TAXES	1,613	241	4,302	686
PROVISION FOR INCOME TAXES	496	39	1,420	141
NET INCOME	$1,117	$202	$2,882	$545

Earnings per common share:
Basic	$0.06	$0.02	$0.20	$0.05
Diluted	0.06	0.02	0.20	0.05
Weighted average number of shares outstanding:
Basic	18,033,354	10,717,471	14,404,588	10,714,409
Diluted	18,033,354	10,717,471	14,404,588	10,714,409

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Stock based compensation expense	-	-	33	-	-	-	-	33
Earned ESOP shares	-	-	(10)	-	51	-	-	41
	10,923,773	109	46,889	44,322	(851)	(1,732)	364	89,101
Comprehensive income:
Net income	-	-	-	545	-	-	-	545
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	285	-	285
Noncontrolling interest	-	-	-	-	-	-	31	31
Total comprehensive income	-	-	-	-	-	-	-	861

Balance September 30, 2009	10,923,773	$109	$46,889	$44,867	$(851)	$(1,447)	$395	$89,962

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Issuance of common stock (net)	11,548,117	116	18,752	-	-	-	-	18,868
Stock based compensation expense	-	-	67	-	-	-	-	67
Earned ESOP shares	-	-	(21)	-	51	-	-	30
	22,471,890	225	65,746	38,878	(748)	(1,202)	420	103,319
Comprehensive income:
Net income	-	-	-	2,882	-	-	-	2,882
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(62)	-	(62)
Noncontrolling interest	-	-	-	-	-	-	23	23
Total comprehensive income	-	-	-	-	-	-	-	2,843

Balance September 30, 2010	22,471,890	$225	$65,746	$41,760	$(748)	$(1,264)	$443	$106,162

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands) (Unaudited)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,882	$545
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	681	1,158
Provision for loan losses	2,975	5,550
Noncash expense related to ESOP	30	41
Decrease in deferred loan origination fees, net of amortization	(261)	(82)
Origination of loans held for sale	(7,232)	(19,595)
Proceeds from sales of loans held for sale	7,168	20,895
Stock based compensation expense	67	33
Writedown of real estate owned, net	46	305
Net (gain) loss on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(553)	271
Income from bank owned life insurance	(300)	(302)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,611	(445)
Accrued interest receivable	205	163
Accrued expenses and other liabilities	2,197	(1,172)
Net cash provided by operating activities	9,516	7,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	21,164	38,497
Proceeds from call, maturity, or sale of investment securities available for sale	4,990	5,000
Principal repayments on investment securities available for sale	26	37
Principal repayments on investment securities held to maturity	5	6
Purchase of investment securities available for sale	(5,000)	(4,988)
Principal repayments on mortgage-backed securities available for sale	527	686
Principal repayments on mortgage-backed securities held to maturity	60	165
Purchase of certificates of deposit held for investment	(14,951)	-
Purchase of premises and equipment and capitalized software	(277)	(296)
Capitalized improvements related to real estate owned	(29)	(13)
Proceeds from sale of real estate owned and premises and equipment	2,980	3,221
Net cash provided by investing activities	9,495	42,315

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	29,980	(7,572)
Proceeds from issuance of common stock, net	18,868	-
Proceeds from borrowings	121,200	619,000
Repayment of borrowings	(154,200)	(661,850)
Principal payments under capital lease obligation	(21)	(19)
Net increase in advance payments by borrowers	80	75
Net cash provided by (used in) financing activities	15,907	(50,366)
NET INCREASE (DECREASE) IN CASH	34,918	(686)
CASH, BEGINNING OF PERIOD	13,587	19,199
CASH, END OF PERIOD	$48,505	$18,513
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,745	$6,056
Income taxes	5	1,297

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$9,128	$10,183
Fair value adjustment to securities available for sale	(94)	486
Income tax effect related to fair value adjustment	32	(201)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 Form 10-K”). The results of operations for the six months ended September 30, 2010 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1, 1998 and expired on October 1, 2008.  Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“the Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At September 30, 2010, there were options for 76,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Six Months Ended September 30, 2010		Year Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	465,700	$9.35	371,696	$10.99
Grants	8,000	1.97	122,000	3.82
Options exercised	-	-	-	-
Forfeited	(6,000)	10.58	(8,000)	10.82
Expired	-	-	(19,996)	5.50
Balance, end of period	467,700	$9.21	465,700	$9.35

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2010	Year Ended March 31, 2010
Stock options fully vested and expected to vest:
Number	465,675	458,475
Weighted average exercise price	$9.21	$9.42
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.14	6.69
Stock options fully vested and currently exercisable:
Number	445,300	334,200
Weighted average exercise price	$9.40	$11.28
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.18	5.70

(1)  The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the six months ended September 30, 2010 and 2009 was approximately $67,000 and $33,000, respectively.  As of September 30, 2010, there was approximately $13,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through September 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the six months ended September 30, 2010 and 2009, the Company granted 8,000 and 112,000 stock options, respectively.  The weighted average fair value of stock options granted during the six months ended September 30, 2010 and 2009 was $0.71 and $1.23 per option, respectively

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2011	1.96%	6.25	44.76%	2.36%
Fiscal 2010	3.09%	6.25	37.55%	2.45%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and six months ended September 30, 2010, stock options for 460,000 and 463,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and six months ended September 30, 2009, stock options for 358,000 and 363,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Basic EPS computation:
Numerator-net income	$1,117,000	$202,000	$2,882,000	$545,000
Denominator-weighted average common shares outstanding	18,033,354	10,717,471	14,404,588	10,714,409
Basic EPS	$0.06	$0.02	$0.20	$0.05
Diluted EPS computation:
Numerator-net income	$1,117,000	$202,000	$2,882,000	$545,000
Denominator-weighted average common shares outstanding	18,033,354	10,717,471	14,404,588	10,714,409
Effect of dilutive stock options	-	-	-	-
Weighted average common shares
and common stock equivalents	18,033,354	10,717,471	14,404,588	10,714,409
Diluted EPS	$0.06	$0.02	$0.20	$0.05

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Municipal bonds	$512	$50	$-	$562

March 31, 2010
Municipal bonds	$517	$56	$-	$573

The contractual maturities of investment securities held to maturity are as follows (in thousands):

September 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	512	562
Due after ten years	-	-
Total	$512	$562

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Trust preferred	$2,974	$-	$(2,009)	$965
Agency securities	5,000	6	-	5,006
Municipal bonds	717	-	-	717
Total	$8,691	$6	$(2,009)	$6,688

March 31, 2010
Trust preferred	$2,974	$-	$(1,932)	$1,042
Agency securities	4,989	28	-	5,017
Municipal bonds	743	-	-	743
Total	$8,706	$28	$(1,932)	$6,802

The contractual maturities of investment securities available for sale are as follows (in thousands):
September 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	5,006
Due after five years through ten years	-	-
Due after ten years	3,691	1,682
Total	$8,691	$6,688

Investment securities with an amortized cost of $500,000 and $499,000 and a fair value of $501,000 and $502,000 at September 30, 2010 and March 31, 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.  Investment securities with an amortized cost of $850,000 and $2.8 million and a fair value of $851,000 and $2.9 million at September 30, 2010 and March 31, 2010, respectively, were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Trust preferred	$-	$-	$965	$(2,009)	$965	$(2,009)

March 31, 2010
Trust preferred	$-	$-	$1,042	$(1,932)	$1,042	$(1,932)

During the three and six months ended September 30, 2010, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above trust preferred investment security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
FHLMC mortgage-backed securities	$83	$3	$-	$86
FNMA mortgage-backed securities	116	5	-	121
Total	$199	$8	$-	$207

March 31, 2010
Real estate mortgage investment conduits	$53	$-	$-	$53
FHLMC mortgage-backed securities	86	3	-	89
FNMA mortgage-backed securities	120	3	-	123
Total	$259	$6	$-	$265

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	7	7
Due after five years through ten years	-	-
Due after ten years	192	200
Total	$199	$207

Mortgage-backed securities held to maturity with an amortized cost of $80,000 and $136,000 and a fair value of $83,000 and $138,000 at September 30, 2010 and March 31, 2010, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $102,000 and $105,000 and a fair value of $106,000 and $107,000 at September 30, 2010 and March 31, 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$471	$20	$-	$491
FHLMC mortgage-backed securities	1,705	64	-	1,769
FNMA mortgage-backed securities	43	3	-	46
Total	$2,219	$87	$-	$2,306

March 31, 2010
Real estate mortgage investment conduits	$538	$18	$-	$556
FHLMC mortgage-backed securities	2,158	61	-	2,219
FNMA mortgage-backed securities	50	3	-	53
Total	$2,746	$82	$-	$2,828

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
September 30, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,727	1,793
Due after five years through ten years	163	176
Due after ten years	329	337
Total	$2,219	$2,306

There were no mortgage-backed securities available for sale pledged as collateral for Federal Home Loan Bank of Seattle (“FHLB”) advances at September 30, 2010. Mortgage-backed securities available for sale with an amortized cost of $2.7 million and a fair value of $2.8 million at March 31, 2010, were pledged as collateral for FHLB advances.  Mortgage-backed securities available for sale with an amortized cost of $43,000 and $51,000 and a fair value of $46,000 and $53,000 at September 30, 2010 and March 31, 2010, respectively, were pledged as collateral for government public funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Commercial and construction
Commercial business	$93,026	$108,368
Other real estate mortgage	458,621	459,178
Real estate construction	52,262	75,456
Total commercial and construction	603,909	643,002

Consumer
Real estate one-to-four family	92,682	88,861
Other installment	2,363	2,616
Total consumer	95,045	91,477

Total loans	698,954	734,479

Less: Allowance for loan losses	19,029	21,642
Loans receivable, net	$679,925	$712,837

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2010 and March 31, 2010, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2010	2009	2010	2009
Beginning balance	$19,565	$17,776	$21,642	$16,974
Provision for losses	1,675	3,200	2,975	5,550
Charge-offs	(2,216)	(2,916)	(5,608)	(4,515)
Recoveries	5	11	20	62
Ending balance	$19,029	$18,071	$19,029	$18,071

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$190	$276	$185	$296
Net change in allowance for unfunded loan commitments	(31)	8	(26)	(12)
Ending balance	$159	$284	$159	$284

Loans on which the accrual of interest has been discontinued were $34.3 million and $36.0 million at September 30, 2010 and March 31, 2010, respectively. Interest income foregone on non-accrual loans was $1.3 million and $1.5 million during the six months ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and March 31, 2010, impaired loans were $53.0 million and $37.8 million, respectively. At September 30, 2010 and March 31, 2010, $40.0 million and $30.1 million, respectively, of impaired loans had specific valuation allowances of $6.2 million and $8.0 million, respectively. For these same dates, $13.0 million and $7.7 million, respectively, did not require a specific reserve. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all other loans in the portfolio. At September 30, 2010, the Company had trouble debt restructurings totaling $10.0 million, which were on accrual status. There were no trouble debt restructurings at March 31, 2010.

The average balance in impaired loans was $44.4 million and $36.4 million during the six months ended September 30, 2010 and the year ended March 31, 2010, respectively. The related amount of interest income recognized on loans that were impaired was $562,000 and $88,000 during the six months ended September 30, 2010 and 2009, respectively. At September 30, 2010 loans past due 90 days or more and still accruing interest totaled $1.0 million.  At March 31, 2010, there were no loans 90 days past due and still accruing interest.

9.	GOODWILL

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

The Company did not perform an interim impairment test as of September 30, 2010. However, as a result of the sustained decline in the price of the Company’s common stock management believes that the results of the step one test would indicate that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, we have not completed the step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. We expect to finalize our goodwill impairment analysis during the third quarter of fiscal year 2011 and the results thereof will be disclosed in the third fiscal quarter financial statements. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

10.	FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings are summarized as follows (dollars in thousands):

	September 30, 2010	March 31, 2010
Federal Home Loan Bank advances	$-	$23,000
Weighted average interest rate:	-%	0.64%

11.	FEDERAL RESERVE BANK ADVANCES

Federal Reserve Bank of San Francisco (“FRB”) borrowings are summarized as follows (dollars in thousands):

	September 30, 2010	March 31, 2010
Federal Reserve Bank of San Francisco advances	$-	$10,000
Weighted average interest rate:	-%	0.50%

12.	JUNIOR SUBORDINATED DEBENTURES

At September 30, 2010, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities.  The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture.  The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section at September 30, 2010 and March 31, 2010, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2010 and March 31, 2010, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at September 30, 2010 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.65%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at September 30, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$965	$-	$-	$965
Agency securities	5,006	-	5,006	-
Municipal bonds	717	-	717	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	491	-	491	-
FHLMC mortgage-backed securities	1,769	-	1,769	-
FNMA mortgage-backed securities	46	-	46	-
Total recurring assets measured at fair value	$8,994	$-	$8,029	$965

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended September 30, 2010 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three and six months ended September 30, 2010.

	For the Three	For the Six
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
	Available for sale securities	Available for sale securities

Beginning balance	$994	$1,042
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(29)	(77)
Balance at September 30, 2010	$965	$965

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the six months ended September 30, 2010. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at September 30, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$23,004	$-	$-	$23,004
Real estate owned	9,941	-	-	9,941
Total nonrecurring assets measured at fair value	$32,945	$-	$-	$32,945

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or, as a practical expedient, at the loans’ observable market price or the fair market value of the collateral. A significant portion of the Bank’s impaired loans is measured using the fair market value of the collateral.

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

14.	NEW ACCOUNTING PRONOUNCEMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2010		March 31, 2010
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$48,505	$48,505	$13,587	$13,587
Certificates of deposit held for investment	14,951	15,069	-	-
Investment securities held to maturity	512	562	517	573
Investment securities available for sale	6,688	6,688	6,802	6,802
Mortgage-backed securities held to maturity	199	207	259	265
Mortgage-backed securities available for sale	2,306	2,306	2,828	2,828
Loans receivable, net	679,925	607,672	712,837	631,706
Loans held for sale	417	417	255	255
Mortgage servicing rights	470	877	509	1,015

Liabilities:
Demand – savings deposits	418,647	418,647	396,342	396,342
Time deposits	299,381	302,383	291,706	294,337

FHLB advances	-	-	23,000	23,006
FRB advances	-	-	10,000	9,998
Junior subordinated debentures	22,681	11,601	22,681	14,124

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

Fair value estimates, methods and assumptions are set forth below.

Cash – Fair value approximates the carrying amount.

Certificates of Deposit held for investment – The fair value of certificates of deposit with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

Investments and Mortgage-Backed Securities – See Note 13 – Fair Value Measurement.

Loans Receivable and Loans Held for Sale – Loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales data from the FDIC was applied to each category. The fair value of loans held for sale was based on anticipated proceeds from the sale of related loans.

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At September 30, 2010, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 87 to 969.

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of September 30, 2010 and March 31, 2010. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

Significant off-balance sheet commitments at September 30, 2010 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$18,775
Fixed-rate	13,847
Standby letters of credit	1,097
Undisbursed loan funds, and unused lines of credit	71,410
Total	$105,129

At September 30, 2010, the Company had firm commitments to sell $1.4 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At September 30, 2010, loans under warranty totaled $112.0 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

Recent Developments and Significant Events

During the quarter-ended September 30, 2010, the Company raised $18.9 million in net proceeds through an underwritten public offering. The Company issued a total of 11.5 million shares of its common stock, including 1.5 million shares pursuant to the underwriter’s over-allotment option, at a price of $1.80 per share. Cost associated with the common stock offering totaled $463,000. The Company intends to use the net proceeds from the offering to support the growth and related capital needs of the Bank. To that end, at September 30, 2010, the Company had invested $7.0 million as additional paid-in common equity in the Bank. As a result, the Bank’s total risk-based capital ratio increased to 14.07% as of September 30, 2010. The Company expects to use the remaining net proceeds for general working capital purposes, including additional investments in the Bank if appropriate.

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%, compared to its current minimum required regulatory tier 1 capital (leverage) ratio of 4% and total risk-based capital ratio of 8%.  As of September 30, 2010, the Bank’s leverage ratio was 11.00% (3.00% over the required minimum) and its total risk-based capital ratio was 14.07% (2.07% over the required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses; (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan. For additional information relating to the Bank’s regulatory capital requirements, see "Shareholders' Equity and Capital Resources" set forth below.

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

We do not believe that either of these agreements have constrained or will constrain our business plan and furthermore, we believe that the Company and the Bank are currently in compliance with all of the requirements of the MOUs through their normal business operations.  These requirements will remain in effect until modified or terminated by the OTS.

Executive Overview

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial, commercial real estate and real estate construction loans have decreased to 86.4% of the loan portfolio at September 30, 2010 from 87.5% at March 31, 2010 and 87.7% from a year ago, decreasing the risk profile of the total loan portfolio. The Company’s recent strategy is to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans represent $24.4 million, or 90.6% of the residential construction portfolio at September 30, 2010, a decrease of 13.2% from June 30, 2010 and 31.2% from a year ago. Land acquisition and development loans totaled $62.6 million at September 30, 2010, a decrease of 8.4% from June 30, 2010 and 26.1% from September 30, 2009.

Through the Bank’s subsidiary, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver, Washington, the Company provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

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

During 2008, the national and regional residential lending market experienced a notable downturn. This downturn, which has continued into 2010, has negatively affected the economy in our market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting its loan portfolio in general, and in construction real estate and land acquisition and development loans in particular, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing its lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting its balance sheet by reducing loans receivable, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. A significant portion of these commercial and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At September 30, 2010, checking accounts totaled $175.9 million, or 24.5% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with 17 branches, including ten in Clark County and two in the Portland metropolitan area, and three lending centers.

Weak economic conditions and ongoing strains in the financial and housing markets, which accelerated throughout 2008 and generally continued into 2010, presented an unusually challenging environment for banks. This has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios as compared to prior periods. Foreclosures and delinquencies are also the result of investor speculation in many states, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The continued economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter ended September 30, 2010, unemployment in the Company’s market area remained variable with Clark County’s unemployment decreasing and unemployment in Portland, Oregon increasing. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 12.0% compared to 12.4% at June 30, 2010, 14.6% in March 2010, 13.7% at December 2009 and 12.7% in September 2009. According to the Oregon Employment Department, unemployment in Portland increased during the quarter ended September 30, 2010 to 10.1% compared to 9.5% in June 30, 2010, 10.0% in March 2010 and 10.4% in December 2009, and 10.8% in September 2009. Home values at September 30, 2010 in the Company’s market area remained lower than home values in 2009 and 2008, due in large part to an increase in volume of foreclosures and short sales. However, home values have begun to stabilize in the past two quarters after decreasing during the past several fiscal years. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have increased to 10.5 months at September 2010 compared to 7.3 months at June 2010 and 7.6 months at September 2009. Inventory levels in Clark County have increased to 10.4 months at September 2010 compared to 6.8 months at June 2010 and 7.6 months at September 2009. The increase in these inventory levels is primarily due to a slowdown in closed home sales compared to the first half of calendar year 2010. According to RMLS, closed home sales in Clark County decreased 32.0% and 21.8% in

September 2010 compared to June 2010 and September 2009, respectively. Closed home sales in Portland decreased 30.5% and 24.0% in September 2010 compared to June 2010 and September 2009, respectively. The decrease in closed home sales in Portland, Oregon and Clark County can be attributed primarily to the expiration of federal tax credits for home purchases. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 18.3% and 24.1%, respectively as of September 30, 2010. During the past several fiscal years, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications that these increased loan delinquencies and defaults may remain elevated for the foreseeable future.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets increased from $49.3 million at March 31, 2010 to $55.1 million at September 30, 2010. The Company has continued to reduce its exposure to land development and speculative construction loans, which represented $17.2 million or 48.6% of its nonperforming loans at September 30, 2010. The total land development and speculative construction loan portfolios declined to $87.0 million at September 30, 2010 compared to $105.4 million at March 31, 2010.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $297.5 million at September 30, 2010.  In December 2008, the Company began operating as a merchant bankcard "agent bank" facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a "referral bank", was earned by a third party.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. Processing its own checks and check imaging has supported the Bank’s increased service to customers and at the same time has increased efficiency. The Bank has implemented remote check capture at all of its branches and is in the process of implementing remote capture of checks on site for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company is in the process of upgrading its online banking product, which will allow its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. During fiscal 2010, the Company enrolled in an Internet deposit listing service.  Under this listing service, the Company may post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions.  The Company began offering Certificate of Deposit Account Registry Service (CDARS™) deposits to its customers during fiscal 2009. Through the CDARS program, customers can access FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit. The Company also implemented Check 21 during fiscal 2009, which allows the Company to process checks faster and more efficiently.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle and Federal Reserve Bank of San Francisco

advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products, which enable it to compete effectively with banks of all sizes. Total deposits have increased from $688.0 million at March 31, 2010 to $718.0 million at September 30, 2010.  The Company had no outstanding advances from the FHLB or the FRB at September 30, 2010.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of the Company’s operations. Beginning in fiscal 2009, the Company instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. As a result of the reduction in personnel and closure of the offices the Company will save approximately $1.3 million per year.

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees. During the quarter-ended September 30, 2010, the Company hired additional talented and experienced bankers, including an executive vice president of operations and marketing and two additional commercial bankers.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its current market area to grow its franchise.  The Company anticipates organic growth, through its marketing efforts targeted to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branch and whole bank acquisitions, including FDIC-assisted transactions, which meet its investment and market objectives. The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past seven years. The Company expects to gradually expand its operations further in the Portland Oregon metropolitan area, which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. The Company currently has no arrangements, agreements or understandings related to any acquisition or de novo branching.

Financial Highlights

Net income for the three months ended September 30, 2010 was $1.1 million, or $0.06 per diluted share, compared to net income of $202,000, or $0.02 per diluted share, for the three months ended September 30, 2009. Net interest income after provision for loan losses increased $1.3 million to $7.0 million for the three months ended September 30, 2010 compared to $5.7 million for the same quarter last year as the provision for loan losses was $1.7 million this quarter as compared to $3.2 million for the same quarter last year. Non-interest income increased $255,000 to $2.1 million for the three months ended September 30, 2010 compared to $1.8 million for the same quarter last year. The increase was partially due to an other than temporary impairment (“OTTI”) charge on an investment security taken during the three months ended September 30, 2009 totaling $201,000 while there was no similar OTTI charge for the quarter ended September 30, 2010. The increase in non-interest income can also be attributed to a $127,000 increase in gains on sale of real estate owned properties offset by a $74,000 reduction in fees and service charge income. Non-interest expense increased $145,000 to $7.4 million for the three months ended September 30, 2010 compared to $7.3 million for the same quarter last year. The increase can be attributed to and increase in salaries and employee benefits of $396,000 along with an increase in advertising and marketing of $104,000. These increases were offset by a decrease in real estate owned expenses of $233,000 and occupancy and depreciation of $69,000.

The annualized return on average assets was 0.52% for the three months ended September 30, 2010, compared to 0.09% for the three months ended September 30, 2009. For the same periods, the annualized return on average common equity was 4.42% compared to 0.88%, respectively. The efficiency ratio was 69.27% for the three months ended September 30, 2010 compared to 67.87% for the same period last year. The slight increase in the efficiency ratio was a result of an increase in non-interest expense for the three months ended September 30, 2010 compared to the same period in prior year.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2010	(in thousands)

Commercial business	$93,026	$-	$-	$93,026
Commercial construction	-	-	25,329	25,329
Office buildings	-	88,374	-	88,374
Warehouse/industrial	-	47,089	-	47,089
Retail/shopping centers/strip malls	-	93,799	-	93,799
Assisted living facilities	-	35,955	-	35,955
Single purpose facilities	-	94,734	-	94,734
Land	-	62,571	-	62,571
Multi-family	-	36,099	-	36,099
One-to-four family construction	-	-	26,933	26,933
Total	$93,026	$458,621	$52,262	$603,909

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2010	(in thousands)

Commercial business	$108,368	$-	$-	$108,368
Commercial construction	-	-	40,017	40,017
Office buildings	-	90,000	-	90,000
Warehouse/industrial	-	46,731	-	46,731
Retail/shopping centers/strip malls	-	80,982	-	80,982
Assisted living facilities	-	39,604	-	39,604
Single purpose facilities	-	93,866	-	93,866
Land	-	74,779	-	74,779
Multi-family	-	33,216	-	33,216
One-to-four family construction	-	-	35,439	35,439
Total	$108,368	$459,178	$75,456	$643,002

Comparison of Financial Condition at September 30, 2010 and March 31, 2010

Cash, including interest-earning accounts, totaled $48.5 million at September 30, 2010 compared to $13.6 million at March 31, 2010. The $34.9 million increase was attributed to the Company’s planned balance sheet restructuring strategy and the Company’s decision to increase its liquidity position for regulatory and asset-liability purposes. As part of this strategy, beginning in fiscal year 2011, the Company also began investing in short-term certificates of deposit. At September 30, 2010, certificates of deposit held for investment totaled $15.0 million. The increase was also attributable to the increase in deposit balances and the decline in loans receivable during this period. Additionally, the Company’s $18.9 million capital raise resulted in an increase in cash balances.

Investment securities available for sale totaled $6.7 million and $6.8 million at September 30, 2010 and March 31, 2010, respectively. The Company reviews investment securities for OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the six months ended September 30, 2010, the Company determined that none of its investment securities required an OTTI charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

Loans receivable, net, totaled $679.9 million at September 30, 2010, compared to $712.8 million at March 31, 2010, a decrease of $32.9 million due primarily to continuing weak loan demand in the Company’s primary market area and the Company’s planned balance sheet restructuring strategy, with a continued focus on reducing construction and land development loans. The Company’s strategic focus concerning loan growth will be focused on commercial business loans, owner occupied commercial real estate loans and to a lesser extent certain one-to-four family mortgage loans. The total commercial real estate loan portfolio was $360.0 million as of September 30, 2010, compared to $351.2 million as of March 31, 2010. Of this total, 28% of these properties are owner occupied, and 72% are non-owner occupied as of September 30, 2010. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), teaser, or sub-prime residential real estate loans in its portfolio.

Deposit accounts increased $30.0 million to $718.0 million at September 30, 2010, compared to $688.0 million at March 31, 2010. The Company had $10.0 million in wholesale-brokered deposits as of September 30, 2010 compared to no brokered deposits at March 31, 2010. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, Trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) accounted for 89.6% of total deposits at September 30, 2010, compared to 94.8% at March 31, 2010. The decline in core deposits as a percentage of total deposits was primarily due to the increase in wholesale-brokered deposits discussed above and an increase in Internet based deposits. Despite this decrease, the Company will remain focused on growing its core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank did not have any FRB or FHLB advances at September 30, 2010 compared to $10.0 million and $23.0 million, respectively, at March 31, 2010. The $33.0 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, planned decrease in loan balances and additional funds resulting from the completion of its common stock offering.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $21.8 million to $105.7 million at September 30, 2010 from $83.9 million at March 31, 2010. The increase in shareholders’ equity was mainly attributable to the net proceeds from the issuance of common stock of $18.9 million through an underwritten public offering coupled with net income of $2.9 million for the six months ended September 30, 2010.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS, which requires, among other things, the Bank to maintain a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. These higher capital requirements will remain in effect until the MOU with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2010.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital:
(To Risk-Weighted Assets)	$99,144	14.07%	$56,371	8.0%	$70,464	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	90,285	12.81	28,186	4.0	42,278	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	90,285	11.00	32,836	4.0	41,045	5.0
Tangible Capital:
(To Tangible Assets)	90,285	11.00	12,313	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$89,048	12.11%	$58,835	8.0%	$73,544	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,801	10.85	29,417	4.0	44,126	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,801	9.84	32,453	4.0	40,566	5.0
Tangible Capital:
(To Tangible Assets)	79,801	9.84	12,170	1.5	N/A	N/A

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

Total deposits were $718.0 million at September 30, 2010 compared to $688.0 million at March 31, 2010. The growth in deposits, coupled with the decrease in the loan portfolio, provided the Company with the funds to reduce its secured borrowings from FHLB and FRB. The Company continues to focus on reducing its use of secured borrowings. During the quarter ended September 30, 2010, the Company paid off its FHLB and FRB borrowings by $28.0 million. The Company had no outstanding FHLB and FRB borrowings at September 30, 2010.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning with the quarter ended June 30, 2010, we elected to defer regularly scheduled interest payments on our outstanding $22.7 million in Debentures to preserve our liquidity at the Bancorp. We continued with the deferral for the quarter-ended September 30, 2010. As of September 30, 2010, we have deferred a total of $609,000 of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. As a result, the Company’s ability to pay dividends on its common stock is also restricted.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2010, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 2010, cash totaled $48.5 million, or 5.6% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2010, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $101.2 million from the FRB, subject to sufficient collateral. At September 30, 2010, there were no advances from the FHLB of Seattle under an available credit facility of $216.7 million, limited to sufficient collateral and stock investment. At September 30, 2010, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

As a part of the Bank’s overall liquidity plan, the Bank began investing in short-term certificates of deposit during the second fiscal quarter 2011. At September 30, 2010, certificates of deposit at other banks held for investment totaled $15.0 million and have maturity dates less than two years.  The Bank can redeem these certificates of deposit at any time prior to their maturity dates, subject to early withdrawal fees.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At September 30, 2010, wholesale-brokered deposits totaled $10.0 million. The Bank also participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS balance was $35.8 million, or 5.0% of total deposits, and $31.9 million, or 4.6% of total deposits, at September 30, 2010 and March 31, 2010, respectively. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits. On June 9, 2009, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS deposits, to no more than 10% of total deposits. The combination of all the Bank’s funding sources, gives the Bank additional available liquidity of $399.9 million, or 46.6% of total assets, at September 30, 2010.

Under the Temporary Liquidity Guarantee Program, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010. The Bank has elected to participate in this program at an additional cost to the Bank. Beginning on January 1, 2011, all noninterest-bearing transaction accounts will qualify for unlimited deposit insurance by the FDIC through December 31, 2012. IOLTA and NOW accounts will no longer be eligible for an unlimited guarantee. IOLTA and NOW accounts, along with all other deposits maintained at the Bank, will be insured by the FDIC up to $250,000 per account owner.

At September 30, 2010, the Company had commitments to extend credit of $105.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $176.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $190.9 million at September 30, 2010.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. In the first and second quarters of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its Debentures, which in turn, restricts the Company’s ability to pay dividends on its common stock. The Company completed a secondary offering of its common stock during the second quarter of fiscal 2011. Net proceeds from this offering were $18.9 milllion.

Asset Quality

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such factors include uncertainties in economic conditions, uncertainties in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

Commercial business, commercial real estate and construction and land acquisition loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While management believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase its provision for loan losses or recognize additional loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

Loans are reviewed regularly and it is management’s general policy that when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method.

The allowance for loan losses was $19.0 million or 2.72% of total loans at September 30, 2010 compared to $21.6 million or 2.95% of total loans at March 31, 2010. The decrease in the allowance for loan losses was due to charge-offs exceeding the provision for loan losses recognized during the quarter. These charge-offs primarily were for loans that were reserved for by the Company in previous quarters. Nonperforming loans were $35.3 million at September 30, 2010 compared to $36.0 million at March 31, 2010.  Classified loans were $59.5 million at September 30, 2010 compared to $52.2 million at March 31, 2010, respectively.  The balance of the classified loans is concentrated in the land development, speculative construction and commercial real estate categories, which represent 21.7%, 21.9% and 30.8% respectively, of the balance at September 30, 2010.  The increase in classified loans continues to reflect the weak economic conditions, which have significantly affected homebuilders and developers as well as many local businesses. The coverage ratio of allowance for loan losses to nonperforming loans was 53.8% at September 30, 2010 compared to 60.1% at March 31, 2010.

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are impacted as changes in these risk factors increase or decrease from quarter to quarter. Management also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses.  At September 30, 2010, the Company identified $31.0 million, or 87.8% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $3.7 million, or 11.9% of the nonperforming loans on which a specific analysis was performed. Because of the results of these specific valuation analyses and charge-offs taken on specific loans, the Company’s allowance for loan losses did not decrease proportionately to the change in the nonperforming loan balances or the change in classified loans. The Company believes the low amount of specific reserves required for these nonperforming loans reflects not only the Bank’s underwriting standards, but also recent loan charge-offs.

Management’s recent analysis of the allowance for loan losses year has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. Management has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales, which have contributed to the increase in allowance for loan losses. At September 30, 2010, the Company’s residential construction and land development loan portfolios were $26.9 million and $62.6 million, respectively. Substantially all of the loans in these two portfolios are located in the Company’s market area. The percentage of nonperforming loans in the residential construction and land development portfolios was 29.9% and 14.6%, respectively. For the six months ended September 30, 2010, the charge-off ratio for the residential construction and land development portfolios was 10.1% and 6.8%, respectively. Based on its comprehensive analysis, management deemed the allowance for loan losses of $19.0 million at September 30, 2010 (2.72% of total loans and 53.8% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Impaired loans are generally carried at the lower of cost or net realizable value, which are determined by management based on a number of factors, including recent appraisals which are further reduced for estimated selling costs as a practical expedient, or by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate. When the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. As of September 30, 2010, the Company had identified $53.0 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. Of those impaired loans, $13.0 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs. The remaining $40.0 million have specific valuation allowances totaling $6.2 million.

Generally, when a loan secured by real estate is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation by a third party appraiser that is reviewed by the Company. Subsequently, a third party appraiser appraises the asset annually. The evaluation may occur more frequently if management determines that there is an indication that the market value may have declined. Upon receipt and verification of the market valuation, the Company will record the loan at the lower of cost or market value of the collateral (less costs to sell) by recording a charge-off to the allowance for loan losses or by designating a specific reserve in accordance with GAAP.

Nonperforming assets, consisting of nonperforming loans and REO, totaled $55.1 million or 6.42% of total assets at September 30, 2010 compared to $49.3 million or 5.89% of total assets at March 31, 2010. Land acquisition and development loans and speculative construction loans, represented $17.2 million, or 48.57%, of the total nonperforming loan balance at September 30, 2010. The $35.3 million balance of nonperforming loans consisted of fifty-five loans to thirty eight borrowers, which includes seventeen commercial business loans totaling $7.1 million, five commercial real estate loans totaling $9.6 million, eighteen land acquisition and development loans totaling $9.1 million (the largest of which was $1.4 million), five real estate construction loans totaling $8.0 million and ten residential real estate loans totaling $1.5 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loans totaling $1.4 million to a Washington borrower who has property located in Southern California and one commercial real estate loan totaling $1.0 million to a Washington borrower who has property located in Virginia.

The $19.8 million balance of REO is comprised of single-family homes totaling $4.8 million, residential building lots totaling $6.8 million, land development property totaling $6.3 million and industrial property totaling $1.9 million. All of these properties are located in the Company’s primary market area.

The following table sets forth information regarding the Company’s nonperforming assets. At September 30, 2010, the Company had nineteen trouble debt restructurings totaling $10.0 million, which were on accrual status. There were no trouble debt restructurings on non-accrual at September 30, 2010. There were no trouble debt restructurings at March 31, 2010.

	September 30, 2010	March 31, 2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$7,124	$6,430
Other real estate mortgage	17,628	15,079
Real estate construction	8,050	11,826
Real estate one-to-four family	1,514	2,676
Total	34,316	36,011
Accruing loans which are contractually past due 90 days or more	1,030	-
Total nonperforming loans	35,346	36,011
REO	19,766	13,325
Total nonperforming assets	$55,112	$49,336
Total nonperforming loans to total loans	5.06%	4.90%
Total nonperforming loans to total assets	4.12	4.30
Total nonperforming assets to total assets	6.42	5.89

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2010	(Dollars in thousands)

Commercial business	$1,293	$2,534	$3,297	$-	$-	$7,124
Commercial real estate	1,212	6,547	751	-	1,030	9,540
Land	-	1,165	6,427	147	1,379	9,118
Multi-family	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
One-to-four family construction	3,300	3,612	1,138	-	-	8,050
Real estate one-to-four family	249	310	790	165	-	1,514
Consumer	-	-	-	-	-	-
Total nonperforming loans	6,054	14,168	12,403	312	2,409	35,346
REO	4,247	2,439	8,281	4,799	-	19,766
Total nonperforming assets	$10,301	$16,607	$20,684	$5,111	$2,409	$55,112

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2010		(Dollars in thousands)

Land development	$6,785	$4,177	$43,128	$146	$8,335	$62,571
Speculative construction	3,300	10,082	11,022	-	-	24,404
Total speculative and land construction	$10,085	$14,259	$54,150	$146	$8,335	$86,975

Other loans of concern totaled $24.4 million at September 30, 2010 compared to $16.2 million at March 31, 2010. The $24.4 million consists of four real estate construction loans totaling $8.9 million, ten commercial business loans totaling $2.7 million, four commercial real estate loans totaling $9.0 million, two land acquisition loans totaling $3.8 million and one one-to-four family real estate loan totaling $72,000. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At September 30, 2010, loans delinquent 30 - 89 days were 1.30% of total loans compared to 1.93% at March 31, 2010. At September 30, 2010, the 30 - 89 days delinquency rate in the commercial business (“C&I”) portfolio was 0.52% while the delinquency rate in the commercial real estate (“CRE”) portfolio was 2.00%, representing one loan for $7.2 million. At that date, CRE loans represented the largest portion of the loan portfolio at 51.50% of total loans and C&I loans represented 13.31% of total loans. The 30 - 89 days delinquency rate for the home equity line of credit portfolio was 0.91% at September 30, 2010.  The 30 - 89 days delinquency rate for the residential construction loan portfolio at September 30, 2010 was 1.13%. At September 30, 2010, the land development loan portfolio had no delinquencies in the 30 - 89 days category.

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

The Company has not performed an interim impairment test as of September 30, 2010. However, as a result of the sustained decline in the price of the Company’s common stock management believes that the results of the step one test would indicate that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, we have not completed the step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. We expect to finalize our goodwill impairment analysis during the third quarter of fiscal year 2011 and the results thereof will be disclosed in the third fiscal quarter financial statements. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

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

At September 30, 2010, the market for the Company’s single trust preferred pooled security was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect our assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting our assumptions, we considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Certain loans included in the loan portfolio were deemed impaired at September 30, 2010. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment was measured by management based on a number of factors, including recent independent appraisals which are further reduced for estimated selling cost or as a practical expedient, by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2010 and 2009

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

Net interest income for the three and six months ended September 30, 2010 was $8.7 million and $17.7 million, respectively, representing a $263,000 decrease and $75,000 increase, respectively, for the same three and six months ended September 30, 2009. Average interest-earning assets to average interest-bearing liabilities increased to 116.76% and 115.93% for the three and six month periods ended September 30, 2010 compared to 114.95% and 113.98% in the same prior year period. The net interest margin for the three and six months ended September 30, 2010 was 4.46% and 4.63%, respectively, compared to 4.35% and 4.30%, respectively, for the three and six months ended September 30, 2009.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. However, due to a number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2010, 13% of the loans in the Company’s loan portfolio were fully floating and had an active floor. 65% of these loans floors had yields that would begin floating once Prime increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. As a result of the Federal Reserve’s monetary policy actions beginning in September 2007 to aggressively lower short-term federal funds rates approximately 36% of the Company’s loans immediately repriced down. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. Recently, the Company has made progress in further reducing its deposit and borrowing costs resulting in improved net interest income. Further reductions will be reflected in future deposit offerings and as existing deposits renew upon maturity. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three and six months ended September 30, 2010, was $10.8 million and $22.1 million, respectively, compared to $11.8 million and $23.7 million, respectively for the same period in prior year. This represents a decrease of $1.0 million and $1.6 million for the three and six months ended September 30, 2010, respectively, compared to the same prior year periods. The decrease was due primarily to a decrease in the average balance of net loans.

The average balance of net loans decreased $57.5 million and $59.6 million to $707.9 million and $718.8 million for the three and six months ended September 30, 2010, respectively, from $765.5 million and $778.4 million for the same prior year period, respectively. The decrease was due to continued weak loan demand coupled with the Company’s focus on the reduction of land development and residential construction loans. The yield on net loans was 5.98% and 6.07% for the three and six months ended September 30, 2010 respectively, compared to 6.03% and 5.98% for the same three and six months in the prior year. During the three and six months ended September 30, 2010, the Company also reversed $85,000 and $162,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $745,000 to $2.1 million for the three months ended September 30, 2010, compared to $2.9 million for the three months ended September 30, 2009. For the six months ended September 30, 2010, interest expense decreased $1.7 million to $4.4 million compared to $6.1 million for the same period in prior year.  The decrease in interest expense was primarily attributable to the Company’s efforts to reduce its costs of deposits given the continued low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 1.12% and 1.18% for the three and six months ended September 30, 2010, respectively, from 1.71% and 1.82% for the same periods in the prior year. The weighted average cost of FHLB and FRB borrowings, Debentures and capital lease obligations increased to 4.52% and 3.85% for the three and six months ended September 30, 2010, respectively, from 1.24% and 1.25% for the same respective periods in the prior year. These increases were a result of the payoff of the Company’s outstanding FHLB and FRB borrowings, which had a low average cost to the Company. For the three and six months ended September 30, 2010, the weighted average cost of the Company’s FRB borrowings was none and 0.50%, respectively, and to 0.86% and 0.73%, respectively, for its FHLB borrowings for the same periods ended September 30, 2009.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$611,750	$9,357	6.07%	$654,870	$10,179	6.17%
Non-mortgage loans	96,194	1,315	5.42	110,600	1,460	5.24
Total net loans (1)	707,944	10,672	5.98	765,470	11,639	6.03

Mortgage-backed securities (2)	2,549	23	3.58	3,902	35	3.56
Investment securities (2)(3)	9,202	54	2.33	11,507	113	3.90
Daily interest-bearing assets	12,507	20	0.63	737	-	-
Other earning assets	37,221	28	0.30	32,057	26	0.32
Total interest-earning assets	769,423	10,797	5.57	813,673	11,813	5.76

Non-interest-earning assets:
Office properties and equipment, net	16,088			19,035
Other non-interest-earning assets	72,605			59,718
Total assets	$858,116			$892,426

Interest-bearing liabilities:
Regular savings accounts	$33,637	47	0.55	$29,295	41	0.55
Interest checking accounts	83,481	68	0.32	78,204	84	0.43
Money market deposit accounts	209,730	505	0.96	191,559	600	1.24
Certificates of deposit	299,201	1,144	1.52	269,486	1,723	2.54
Total interest-bearing deposits	626,049	1,764	1.12	568,544	2,448	1.71

Other interest-bearing liabilities	32,924	375	4.52	139,332	436	1.24
Total interest-bearing liabilities	658,973	2,139	1.29	707,876	2,884	1.62

Non-interest-bearing liabilities:
Non-interest-bearing deposits	90,230			86,844
Other liabilities	8,607			6,403
Total liabilities	757,810			801,123
Shareholders’ equity	100,306			91,303
Total liabilities and shareholders’ equity	$858,116			$892,426
Net interest income		$8,658			$8,929
Interest rate spread			4.28%			4.14%
Net interest margin			4.46%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.76%			114.95%
Tax equivalent adjustment (3)		$8			$16

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

	Six Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$618,656	$19,153	6.17%	$663,771	$20,368	6.12%
Non-mortgage loans	100,182	2,712	5.40	114,667	2,981	5.19
Total net loans (1)	718,838	21,865	6.07	778,438	23,349	5.98

Mortgage-backed securities (2)	2,692	49	3.63	4,118	75	3.63
Investment securities (2)(3)	9,346	131	2.80	11,684	259	4.42
Daily interest-bearing assets	6,485	20	0.62	1,465	1	0.14
Other earning assets	24,951	43	0.34	21,826	39	0.36
Total interest-earning assets	762,312	22,108	5.78	817,531	23,723	5.79

Non-interest-earning assets:
Office properties and equipment, net	16,239			19,220
Other non-interest-earning assets	70,243			64,268
Total assets	$848,794			$901,019

Interest-bearing liabilities:
Regular savings accounts	$32,954	91	0.55	$28,933	80	0.55
Interest checking accounts	78,634	132	0.33	84,185	203	0.48
Money market deposit accounts	208,504	1,013	0.97	187,486	1,245	1.32
Certificates of deposit	298,103	2,429	1.63	263,854	3,614	2.73
Total interest-bearing deposits	618,195	3,665	1.18	564,458	5,142	1.82

Other interest-bearing liabilities	39,348	760	3.85	152,799	956	1.25
Total interest-bearing liabilities	657,543	4,425	1.34	717,257	6,098	1.70

Non-interest-bearing liabilities:
Non-interest-bearing deposits	89,731			86,233
Other liabilities	8,113			6,635
Total liabilities	755,387			810,125
Shareholders’ equity	93,407			90,894
Total liabilities and shareholders’ equity	$848,794			$901,019
Net interest income		$17,683			$17,625
Interest rate spread			4.44%			4.09%
Net interest margin			4.63%			4.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.93%			113.98%
Tax equivalent adjustment (3)		$15			$32

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended September 30, 2010 compared to the periods ended September 30, 2009.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2010 vs. 2009			2010 vs. 2009

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(660)	$(162)	$(822)	$(1,381)	$166	$(1,215)
Non-mortgage loans	(194)	49	(145)	(387)	118	(269)
Mortgage-backed securities	(12)	-	(12)	(26)	-	(26)
Investment securities (1)	(20)	(39)	(59)	(45)	(83)	(128)
Daily interest-bearing	-	20	20	10	9	19
Other earning assets	4	(2)	2	6	(2)	4
Total interest income	(882)	(134)	(1,016)	(1,823)	208	(1,615)

Interest Expense:
Regular savings accounts	6	-	6	11	-	11
Interest checking accounts	6	(22)	(16)	(12)	(59)	(71)
Money market deposit accounts	52	(147)	(95)	127	(359)	(232)
Certificates of deposit	174	(753)	(579)	420	(1,605)	(1,185)
Other interest-bearing liabilities	(530)	469	(61)	(1,100)	904	(196)
Total interest expense	(292)	(453)	(745)	(554)	(1,119)	(1,673)
Net interest income	$(590)	$319	$(271)	$(1,269)	$1,327	$58

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and six months ended September 30, 2010 was $1.7 million and $3.0 million, respectively, compared to $3.2 million and $5.6 million, respectively for the same period in the prior year. The decrease in the provision for loan losses was primarily related to the stabilization of problem loans, the slowdown in new problem loans and the stabilization of real estate values for the collateral supporting the Company’s problem loans at September 30, 2010. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the current ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the continued slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values in recent years and slower loan sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land development loans, as well as the additional loan charge-offs. The Company has experienced an increase in the balance of its non-performing assets since the last quarter due primarily to one commercial real estate loan totaling $6.3 million that was added to nonperforming loans, based on a recent appraisal and specific impairment calculation performed by the Company management determined that no specific reserve was necessary for this loan. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.72% at September 30, 2010, compared to 2.41% at September 30, 2009.

Net charge-offs for the three and six months ended September 30, 2010 were $2.2 million and $5.6 million, respectively, compared to $2.9 million and $4.5 million for the same period last year. Annualized net charge-offs to average net loans for the six-month period ended September 30, 2010 was 1.55% compared to 1.14% for the same period in the prior year. Charge-offs increased during the periods primarily as a result of the write-downs of several loans that were reserved for in previous quarters.  Land acquisition and development loans represented $1.2 million of the total charge-offs during the quarter, the largest of which was $286,000. Net charge-offs have remained concentrated in the residential construction and land development portfolios. Nonperforming loans were $35.3 million at September 30, 2010, a decline as compared to $36.0 million at March 31, 2010. The ratio of allowance for loan losses to nonperforming loans was 53.84% at September 30, 2010 a decline as compared to 60.10% at March 31, 2010. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income increased $255,000 and $388,000 for the three and six months ended September 30, 2010 compared to the same prior year period. The increase between the periods resulted from the absences of an OTTI charge for the three and six months ended September 30, 2010 as compared to a $201,000 and $459,000 OTTI charge for the three and six months ended September 30, 2009, respectively.  Gain on sales of REO increased $127,000 and $260,000 for the three and six months ended September 30, 2010, respectively compared to same prior period.

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the increases noted above were offset by decreases in gain on sale of loans of $35,000 and fees and services charges of $74,000. The decrease in fees and service charges resulted from a decrease of $101,000 in mortgage broker fees along with a $67,000 decrease in NSF fees.  The decrease in mortgage broker fees is primarily due to a decrease in refinancing activity for single-family homes.

For the six months ended September 30, 2010 compared to the six months ended September 30, 2009, the increases noted above were offset by decreases in gain on sale of loans of $317,000 along with a decrease in fees and services charges of $219,000.  The decrease in fees and service charges resulted from a decrease of $300,000 in mortgage broker fees along with a $99,000 decrease in NSF fees.  The decreases in mortgage broker fees and gain on sale of loans are primarily due to a decrease in refinancing activity for single-family homes.  These decreases within fees and service charges were offset by a $106,000 increase in ATM surcharge and interchange fees.

Non-Interest Expense. Non-interest expense increased $145,000 for the three months ended September 30, 2010 compared to the same prior year period.  Non-interest expense decreased $578,000 for the six months ended September 30, 2010 compared to the same prior year period. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs.

The $145,000 increase for the three months ended September 30, 2010 compared to the same prior period can be attributed to an increase in salaries and employee benefits expense of $396,000 and advertising and marketing expense of $104,000.  These increases were offset by decreases in occupancy and depreciation of $69,000 and REO expenses of $233,000. Occupancy and depreciation expense decreases due to the closure of a branch and lending center in the prior year. REO expenses decreased due in part to the stabilization of values on existing REO properties resulting in lower charge-offs. Professional fees have also remained elevated due to the ongoing costs associated with nonperforming assets.

The $578,000 decrease for the six months ended September 30, 2010 compared to the same prior period can be attributed to the decrease in FDIC insurance premiums for the six months ended September 30, 2010 of $302,000 compared to the same period in prior year due to a special assessment charge of $417,000 included in the prior year total. REO expenses decreased $676,000 and occupancy and depreciation expense decreased $161,000 for the six months ended September 30, 2010 compared to the same period in the prior year, respectively. These decreases were offset by an increase in salaries and employee benefits expense of $461,000.

Income Taxes. The provision for income taxes was $496,000 and $1.4 million for the three and six months ended September 30, 2010, respectively, compared to $39,000 and $141,000 for the three and six months ended September 30, 2009, respectively.  This increase was primarily a result of the increase in income before taxes.  The effective tax rate for three and six months ended September 30, 2010 was 30.8% and 33.0%, respectively, compared to 16.2% and 20.6%, respectively for the three and six months ended September 30, 2009. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. The impacted of these non-taxable items is amplified in periods of low taxable income, as was the case in prior year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2010 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2010 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2010, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-Q for the period ended June 30, 2010.

Financial reform legislation has been passed that eliminates the OTS, Riverview Bancorp’s and Riverview Community Bank’s primary federal regulator, and could require Riverview Bancorp to become a bank holding company regulated by the Federal Reserve Board.

On July 21, 2010, the President signed into law the Dodd-Frank Act which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Office of Thrift Supervision will be eliminated and existing state savings associations, including the Savings Bank, will be subject to regulation and supervision by the FDIC. Federal savings associations will be subject to regulation and supervision by the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months. The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance. One year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

                  Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

                  Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: November 3, 2010	Date: November 3, 2010

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act