Form 10-Q
period 2010-12-31
RIVERVIEW BANCORP INC
filed 2011-02-09
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of February 4, 2011.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	2

	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2010 and 2009	3

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2010 and 2009	4

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6-20

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38-39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	[Removed and reserved]

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND MARCH 31, 2010
(In thousands, except share and per share data) (Unaudited)	December 31, 2010	March 31, 2010
ASSETS
Cash (including interest-earning accounts of $27,548 and $3,384)	$35,900	$13,587
Certificates of deposit held for investment	17,141	-
Loans held for sale	581	255
Investment securities held to maturity, at amortized cost (fair value of $556 and $573)	505	517
Investment securities available for sale, at fair value (amortized cost of $8,514 and $8,706)	6,255	6,802
Mortgage-backed securities held to maturity, at amortized cost (fair value of $202 and $265)	194	259
Mortgage-backed securities available for sale, at fair value (amortized cost of $1,952 and $2,746)	2,007	2,828
Loans receivable (net of allowance for loan losses of $17,463 and $21,642)	660,075	712,837
Real estate and other personal property owned	30,704	13,325
Prepaid expenses and other assets	6,206	7,934
Accrued interest receivable	2,498	2,849
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	15,655	16,487
Deferred income taxes, net	11,307	11,177
Mortgage servicing rights, net	423	509
Goodwill	25,572	25,572
Core deposit intangible, net	242	314
Bank owned life insurance	15,802	15,351
TOTAL ASSETS	$838,417	$837,953

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$696,749	$688,048
Accrued expenses and other liabilities	9,697	6,833
Advanced payments by borrowers for taxes and insurance	227	427
Federal Home Loan Bank advances	-	23,000
Federal Reserve Bank advances	-	10,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,578	2,610
Total liabilities	731,932	753,599

COMMITMENTS AND CONTINGENCIES (See Note 16)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2010 – 22,471,890 issued and outstanding	225	109
March 31, 2010 – 10,923,773 issued and outstanding
Additional paid-in capital	65,642	46,948
Retained earnings	42,339	38,878
Unearned shares issued to employee stock ownership trust	(722)	(799)
Accumulated other comprehensive loss	(1,454)	(1,202)
Total shareholders’ equity	106,030	83,934

Noncontrolling interest	455	420
Total equity	106,485	84,354
TOTAL LIABILITIES AND EQUITY	$838,417	$837,953

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2010	2009	2010	2009
INTEREST INCOME:

Interest and fees on loans receivable	$10,593	$11,376	$32,458	$34,725
Interest on investment securities – taxable	28	56	115	220
Interest on investment securities – non-taxable	14	26	43	89
Interest on mortgage-backed securities	21	32	70	107
Other interest and dividends	77	23	140	63
Total interest and dividend income	10,733	11,513	32,826	35,204

INTEREST EXPENSE:
Interest on deposits	1,567	2,391	5,232	7,533
Interest on borrowings	359	396	1,119	1,352
Total interest expense	1,926	2,787	6,351	8,885
Net interest income	8,807	8,726	26,475	26,319
Less provision for loan losses	1,600	4,500	4,575	10,050
Net interest income after provision for loan losses	7,207	4,226	21,900	16,269

NON-INTEREST INCOME:
Fees and service charges	955	1,121	3,131	3,516
Asset management fees	520	460	1,533	1,434
Net gain on sale of loans held for sale	96	152	339	712
Impairment of investment security	-	(456)	-	(915)
Bank owned life insurance	151	154	451	456
Other	142	91	696	217
Total non-interest income	1,864	1,522	6,150	5,420

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,090	3,741	12,115	11,305
Occupancy and depreciation	1,208	1,241	3,497	3,691
Data processing	274	228	774	705
Amortization of core deposit intangible	23	26	72	84
Advertising and marketing expense	187	212	577	522
FDIC insurance premium	402	378	1,240	1,518
State and local taxes	184	106	502	406
Telecommunications	105	107	317	336
Professional fees	311	292	958	926
Real estate owned expenses	897	797	1,183	1,378
Other	572	664	1,695	2,176
Total non-interest expense	8,253	7,792	22,930	23,047

INCOME (LOSS) BEFORE INCOME TAXES	818	(2,044)	5,120	(1,358)
PROVISION (BENEFIT) FOR INCOME TAXES	239	(758)	1,659	(617)
NET INCOME (LOSS)	$579	$(1,286)	$3,461	$(741)

Earnings (loss) per common share:
Basic	$0.03	$(0.12)	$0.20	$(0.07)
Diluted	0.03	(0.12)	0.20	(0.07)
Weighted average number of shares outstanding:
Basic	22,296,378	10,723,628	17,044,751	10,717,493
Diluted	22,297,043	10,723,628	17,044,751	10,717,493
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Stock based compensation expense	-	-	73	-	-	-	-	73
Earned ESOP shares	-	-	(19)	-	77	-	-	58
	10,923,773	109	46,920	44,322	(825)	(1,732)	364	89,158
Comprehensive loss:
Net loss	-	-	-	(741)	-	-	-	(741)
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	554	-	554
Noncontrolling interest	-	-	-	-	-	-	44	44
Total comprehensive loss	-	-	-	-	-	-	-	(143)

Balance December 31, 2009	10,923,773	$109	$46,920	$43,581	$(825)	$(1,178)	$408	$89,015

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Issuance of common stock (net)	11,548,117	116	18,653	-	-	-	-	18,769
Stock based compensation expense	-	-	73	-	-	-	-	73
Earned ESOP shares	-	-	(32)	-	77	-	-	45
	22,471,890	225	65,642	38,878	(722)	(1,202)	420	103,241
Comprehensive income:
Net income	-	-	-	3,461	-	-	-	3,461
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(252)	-	(252)
Noncontrolling interest	-	-	-	-	-	-	35	35
Total comprehensive income	-	-	-	-	-	-	-	3,244

Balance December 31, 2010	22,471,890	$225	$65,642	$42,339	$(722)	$(1,454)	$455	$106,485

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

(In thousands) (Unaudited)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,461	$(741)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,470	1,704
Provision for loan losses	4,575	10,050
Noncash expense related to ESOP	45	58
Increase (decrease) in deferred loan origination fees, net of amortization	(124)	68
Origination of loans held for sale	(10,711)	(24,360)
Proceeds from sales of loans held for sale	10,517	25,634
Stock based compensation expense	73	73
Writedown of real estate owned, net	628	894
Net (gain) loss on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(713)	733
Income from bank owned life insurance	(451)	(456)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,614	(6,533)
Accrued interest receivable	351	415
Accrued expenses and other liabilities	3,018	(1,331)
Net cash provided by operating activities	13,753	6,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net	27,173	39,348
Proceeds from call, maturity, or sale of investment securities available for sale	9,990	6,150
Principal repayments on investment securities available for sale	203	373
Principal repayments on investment securities held to maturity	12	12
Purchase of investment securities available for sale	(10,000)	(4,988)
Principal repayments on mortgage-backed securities available for sale	794	975
Principal repayments on mortgage-backed securities held to maturity	65	239
Purchase of certificates of deposit held for investment, net	(17,141)	-
Purchase of premises and equipment and capitalized software	(452)	(387)
Capitalized improvements related to real estate owned	(49)	(46)
Proceeds from sale of real estate owned and premises and equipment	3,727	3,710
Net cash provided by investing activities	14,322	45,386

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	8,701	9,504
Proceeds from issuance of common stock, net	18,769	-
Proceeds from borrowings	121,200	737,000
Repayment of borrowings	(154,200)	(801,550)
Principal payments under capital lease obligation	(32)	(29)
Net increase in advance payments by borrowers	(200)	(212)
Net cash used in financing activities	(5,762)	(55,287)

NET INCREASE (DECREASE) IN CASH	22,313	(3,693)
CASH, BEGINNING OF PERIOD	13,587	19,199
CASH, END OF PERIOD	$35,900	$15,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,343	$8,871
Income taxes	255	1,310

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$21,278	$13,806
Fair value adjustment to securities available for sale	(382)	894
Income tax effect related to fair value adjustment	130	(340)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 Form 10-K”). The results of operations for the nine months ended December 31, 2010 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

2.	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc. (“Bancorp” or the “Company”); its wholly-owned subsidiary, Riverview Community Bank (“Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority-owned subsidiary, Riverview Asset Management Corp. (“RAMCorp”)  All inter-company transactions and balances have been eliminated in consolidation.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“the Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At December 31, 2010, there were options for 78,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Nine Months Ended December 31, 2010		Year Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	465,700	$9.35	371,696	$10.99
Grants	18,000	2.33	122,000	3.82
Options exercised	-	-	-	-
Forfeited	(18,000)	10.26	(8,000)	10.82
Expired	-	-	(19,996)	5.50
Balance, end of period	465,700	$9.04	465,700	$9.35

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2010	Year Ended March 31, 2010
Stock options fully vested and expected to vest:
Number	463,675	458,475
Weighted average exercise price	$9.05	$9.42
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.84	6.69
Stock options fully vested and currently exercisable:
Number	445,300	334,200
Weighted average exercise price	$9.22	$11.28
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	6.09	5.70

(1)  The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2010 and 2009 was approximately $73,000 for both periods. As of December 31, 2010, there was approximately $17,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through November 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the nine months ended December 31, 2010 and 2009, the Company granted 18,000 and 122,000 stock options, respectively.  The weighted average fair value of stock options granted during the nine months ended December 31, 2010 and 2009 was $0.83 and $1.22 per option, respectively

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2011	2.47%	6.25	44.98%	2.73%
Fiscal 2010	3.08%	6.25	37.55%	2.45%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2010, stock options for 465,000 and 466,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and nine months ended December 31, 2009, stock options for 464,000 and 397,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Basic EPS computation:
Numerator-net income (loss)	$579,000	$(1,286,000)	$3,461,000	$(741,000)
Denominator-weighted average common shares outstanding	22,296,378	10,723,628	17,044,751	10,717,493
Basic EPS	$0.03	$(0.12)	$0.20	$(0.07)
Diluted EPS computation:
Numerator-net income (loss)	$579,000	$(1,286,000)	$3,461,000	$(741,000)
Denominator-weighted average common shares outstanding	22,296,378	10,723,628	17,044,751	10,717,493
Effect of dilutive stock options	665	-	-	-
Weighted average common shares
and common stock equivalents	22,297,043	10,723,628	17,044,751	10,717,493
Diluted EPS	$0.03	$(0.12)	$0.20	$(0.07)

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Municipal bonds	$505	$51	$-	$556

March 31, 2010
Municipal bonds	$517	$56	$-	$573

The contractual maturities of investment securities held to maturity are as follows (in thousands):

December 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	505	556
Due after ten years	-	-
Total	$505	$556

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Trust preferred	$2,974	$-	$(2,095)	$879
Agency securities	5,000	-	(164)	4,836
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,259)	$6,255

March 31, 2010
Trust preferred	$2,974	$-	$(1,932)	$1,042
Agency securities	4,989	28	-	5,017
Municipal bonds	743	-	-	743
Total	$8,706	$28	$(1,932)	$6,802

The contractual maturities of investment securities available for sale are as follows (in thousands):
December 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	4,836
Due after five years through ten years	-	-
Due after ten years	3,514	1,419
Total	$8,514	$6,255

There were no investment securities pledged as collateral for treasury tax and loan funds held by the Bank at December 31, 2010. Investment securities with an amortized cost of $499,000 and a fair value of $502,000 at March 31, 2010 were pledged as collateral for treasury tax and loan funds held by the Bank. There were no investment securities pledged as collateral for government public funds held by the Bank at December 31, 2010. Investment securities with an amortized cost of $2.8 million and a fair value of $2.9 million at March 31, 2010 were pledged as collateral for governmental public funds held by the Bank.

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Trust preferred	$-	$-	$879	$(2,095)	$879	$(2,095)
Agency securities	4,836	(164)	-	-	4,836	(164)
Total	$4,836	$(164)	$879	$(2,095)	$5,715	$(2,259)

March 31, 2010
Trust preferred	$-	$-	$1,042	$(1,932)	$1,042	$(1,932)

During the three and nine months ended December 31, 2010, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above trust preferred investment security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
FHLMC mortgage-backed securities	$80	$4	$-	$84
FNMA mortgage-backed securities	114	4	-	118
Total	$194	$8	$-	$202

March 31, 2010
Real estate mortgage investment conduits	$53	$-	$-	$53
FHLMC mortgage-backed securities	86	3	-	89
FNMA mortgage-backed securities	120	3	-	123
Total	$259	$6	$-	$265

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	6	6
Due after five years through ten years	-	-
Due after ten years	188	196
Total	$194	$202

Mortgage-backed securities held to maturity with an amortized cost of $78,000 and $136,000 and a fair value of $81,000 and $138,000 at December 31, 2010 and March 31, 2010, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $100,000 and $105,000 and a fair value of $104,000 and $107,000 at December 31, 2010 and March 31, 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$445	$16	$-	$461
FHLMC mortgage-backed securities	1,466	36	-	1,502
FNMA mortgage-backed securities	41	3	-	44
Total	$1,952	$55	$-	$2,007

March 31, 2010
Real estate mortgage investment conduits	$538	$18	$-	$556
FHLMC mortgage-backed securities	2,158	61	-	2,219
FNMA mortgage-backed securities	50	3	-	53
Total	$2,746	$82	$-	$2,828

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
December 31, 2010	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,487	1,525
Due after five years through ten years	151	159
Due after ten years	314	323
Total	$1,952	$2,007

There were no mortgage-backed securities available for sale pledged as collateral for Federal Home Loan Bank of Seattle (“FHLB”) advances at December 31, 2010. Mortgage-backed securities available for sale with an amortized cost of $2.7 million and a fair value of $2.8 million at March 31, 2010, were pledged as collateral for FHLB advances.  Mortgage-backed securities available for sale with an amortized cost of $192,000 and $51,000 and a fair value of $203,000 and $53,000 at December 31, 2010 and March 31, 2010, respectively, were pledged as collateral for government public funds held by the Bank.  Mortgage-backed securities available for sale with an amortized cost of $150,000 a fair value of $154,000 at December 31, 2010 were pledged as collateral for treasury tax and loan funds held by the Bank. There were no mortgage-backed securities available for sale pledged as collateral for treasury tax and loan funds at March 31, 2010.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Commercial and construction
Commercial business	$85,768	$108,368
Other real estate mortgage	454,058	459,178
Real estate construction	32,870	75,456
Total commercial and construction	572,696	643,002

Consumer
Real estate one-to-four family	102,488	88,861
Other installment	2,354	2,616
Total consumer	104,842	91,477

Total loans	677,538	734,479

Less: Allowance for loan losses	17,463	21,642
Loans receivable, net	$660,075	$712,837

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2010 and March 31, 2010, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

Allowance for loan loss: The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component.. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Commercial business, commercial real estate, construction and land acquisition loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on its financial condition and results of operations.

Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses. Management’s recent analysis of the allowance for loan losses has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales in its market areas.

A reconciliation of the allowance for loan losses is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2010	2009	2010	2009
Beginning balance	$19,029	$18,071	$21,642	$16,974
Provision for losses	1,600	4,500	4,575	10,050
Charge-offs	(3,170)	(4,368)	(8,778)	(8,883)
Recoveries	4	26	24	88
Ending balance	$17,463	$18,229	$17,463	$18,229

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated:

At December 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total
				(In thousands)
Allowance for loan losses

Ending balance	$2,188	$4,954	$2,675	$2,091	$2,041	$1,539	$1,975	$17,463

Ending balance: individually evaluated for impairment	$354	$30	$190	$1,697	$1,184	$111		$3,566

Ending balance: collectively evaluated for impairment	$1,834	$4,924	$2,485	$394	$857	$1,428	$1,975	$13,897

Loans receivable:

Ending balance	$85,768	$359,717	$55,976	$38,365	$32,870	$104,842		$677,538

Ending balance: individually evaluated for impairment	$4,315	$8,980	$2,885	$8,000	$6,644	$742		$31,566

Ending balance: collectively evaluated for impairment	$81,453	$350,737	$53,091	$30,365	$26,226	$104,100		$645,972

At March 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real estate Construction	Consumer	Unallocated	Total
				(In thousands)
Allowance for loan losses

Ending balance	$3,181	$4,592	$5,013	$423	$5,137	$ 1,574	$1,722	$21,642

Ending balance: individually evaluated for impairment	$1,295	$-	$2,647	$-	$3,957	$135		$8,034

Ending balance: collectively evaluated for impairment	$1,886	$4,592	$2,366	$423	$1,180	$1,439	$1,722	$13,608

Loans receivable:

Ending balance	$108,368	$351,183	$74,779	$33,216	$75,456	$91,477		$734,479

Ending balance: individually evaluated for impairment	$6,013	$2,995	$11,740	$-	$16,408	$624		$37,780

Ending balance: collectively evaluated for impairment	$102,355	$348,188	$63,039	$33,216	$59,048	$90,853		$696,699

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Beginning balance	$159	$284	$185	$296
Net change in allowance for unfunded loan commitments	12	(11)	(14)	(23)
Ending balance	$171	$273	$171	$273

Non-accrual loans: Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $1.7 million and $2.2 million during the nine months ended December 31, 2010 and 2009, respectively.

The following tables present an analysis of past due loans at the dates indicated:

At December 31, 2010	30-89 days Past Due	Greater than 90 days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
			(In thousands)

Commercial business	$1,648	$4,028	$5,676	$80,092	$85,768	$-
Commercial real estate	-	1,443	1,443	358,274	359,717	-
Land	-	3,195	3,195	52,781	55,976	-
Multi-family	146	-	146	38,219	38,365	-
Real estate construction	-	6,644	6,644	26,226	32,870	-
Consumer	3,031	1,569	4,600	100,242	104,842	-
Total	$4,825	$16,879	$21,704	$655,834	$677,538	$-

At March 31, 2010	30-89 days Past Due	Greater than 90 days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
			(In thousands)

Commercial business	$1,147	$6,430	$7,577	$100,791	$108,368	$-
Commercial real estate	3,186	2,996	6,182	345,001	351,183	-
Land	-	12,083	12,083	62,696	74,779	-
Multi-family	447	-	447	32,769	33,216	-
Real estate construction	7,201	11,826	19,027	56,429	75,456	-
Consumer	2,175	2,676	4,851	86,626	91,477	-
Total	$14,156	$36,011	$50,167	$684,312	$734,479	$-

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of the loan portfolio risk. In arriving at the rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics. When a consumer loan is delinquent 90 days it is placed on non-accrual status and assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan loss.

The following tables present an analysis of credit quality indicators at the dates indicated:

At December 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real estate Construction	Consumer	Total
				(In thousands)
Internal risk rating:

Pass	$74,149	$333,098	$35,960	$32,659	$18,726	$-	$494,592
Special mention	3,962	16,439	6,110	1,027	750	-	28,288
Substandard	6,905	10,180	13,906	4,679	10,544	1,641	47,855
Doubtful	752	-	-	-	-	-	752

Homogeneous	-	-	-	-	2,850	103,201	106,051
Total	$85,768	$359,717	$55,976	$38,365	$32,870	$104,842	$677,538

At March 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real estate Construction	Consumer	Total
				(In thousands)
Internal risk rating:

Pass	$96,827	$334,321	$45,195	$32,688	$41,287	$-	$550,318
Special mention	1,822	13,621	10,373	524	11,827	-	38,167
Substandard	7,014	3,241	19,211	4	17,519	2,749	49,738
Doubtful	2,705	-	-	-	-	-	2,705

Homogeneous	-	-	-	-	4,823	88,728	93,551
Total	$108,368	$351,183	$74,779	$33,216	$75,456	$91,477	$734,479

Impaired loans: A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, loans 90 days or more delinquent, loans internally designated as substandard, loans that are on non-accrual status or trouble debt restructures. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present an analysis of impaired loans at the dates indicated:

At December 31, 2010	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
			(In thousands)
With no related allowance recorded
Commercial business	$1,544	$1,553	$-	$2,119	$-
Commercial real estate	7,959	8,033	-	9,432	360
Land	1,380	1,390	-	1,632	-
Real estate construction	805	805	-	1,250	-

With an allowance recorded
Commercial business	2,771	2,777	354	4,407	51
Commercial real estate	1,021	1,030	30	1,213	40
Land	1,505	1,505	190	1,767	-
Multi-family	8,000	8,023	1,697	9,381	244
Real estate construction	5,839	5,838	1,184	8,056	-
Consumer	742	748	111	943	11

Total
Commercial business	$4,315	$4,330	$354	$6,526	$51
Commercial real estate	$8,980	$9,063	$30	$10,645	$400
Land	$2,885	$2,895	$190	$3,399	$-
Multi-family	$8,000	$8,023	$1,697	$9,381	$244
Real estate construction	$6,644	$6,643	$1,184	$9,306	$-
Consumer	$742	$748	$111	$943	$11

At March 31, 2010	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
			(In thousands)
With no related allowance recorded
Commercial business	$1,138	$1,139	$-	$1,012	$-
Commercial real estate	2,995	3,011	$-	2,677	-
Land	3,569	3,580	$-	3,721	-

With an allowance recorded
Commercial business	4,875	4,877	1,295	4,747	-
Land	8,171	8,169	2,647	7,638	-
Real estate construction	16,408	16,407	3,957	16,054	175
Consumer	624	624	135	552	-

Total
Commercial business	$6,013	$6,016	$1,295	$5,759	$-
Commercial real estate	$2,995	$3,011	$-	$2,677	$-
Land	$11,740	$11,749	$2,647	$11,359	$-
Real estate construction	$16,408	$16,407	$3,957	$16,054	$175
Consumer	$624	$624	$135	$552	$-

The related amount of interest income recognized on loans that were impaired was $706,000 and $132,000 during the nine months ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had trouble debt restructurings totaling $6.2 million, which were on accrual status. There were no trouble debt restructurings at March 31, 2010.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days will be charged-off. Loans discharged in bankruptcy proceedings will be charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs would be postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment.

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

During the third quarter of fiscal 2011, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings are summarized as follows (dollars in thousands):

	December 31, 2010	March 31, 2010
Federal Home Loan Bank advances	$-	$23,000
Weighted average interest rate:	-%	0.64%

11.	FEDERAL RESERVE BANK ADVANCES

Federal Reserve Bank of San Francisco (“FRB”) borrowings are summarized as follows (dollars in thousands):

	December 31, 2010	March 31, 2010
Federal Reserve Bank of San Francisco advances	$-	$10,000
Weighted average interest rate:	-%	0.50%

12.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2010, the Company had two wholly-owned subsidiary grantor trusts which were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each amended and restated trust agreement. Each trust used the net proceeds from its stock offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Beginning with the quarter ended June 30, 2010, the Company elected to defer regularly scheduled interest payments. The Company continued with the interest deferral for the quarter-ended December 31, 2010. As of December 31, 2010, the Company has deferred a total of $982,000 of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section at December 31, 2010 and March 31, 2010, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2010 and March 31, 2010, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at December 31, 2010 (in thousands):

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at December 31, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$879	$-	$-	$879
Agency securities	4,836	-	4,836	-
Municipal bonds	540	-	540	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	461	-	461	-
FHLMC mortgage-backed securities	1,502	-	1,502	-
FNMA mortgage-backed securities	44	-	44	-
Total recurring assets measured at fair value	$8,262	$-	$7,383	$879

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended December 31, 2010 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three and nine months ended December 31, 2010.

	For the Three	For the Nine
	Months Ended	Months Ended
	December 31, 2010	December 31, 2010
	Available for sale securities	Available for sale securities

	Trust preferred	Trust preferred

Beginning balance	$965	$1,042
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(86)	(163)
Balance at December 31, 2010	$879	$879

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. Level 3 assets consist of a single pooled trust preferred security.

The Company has determined that the market for its single trust preferred pooled security was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. In selecting these assumptions, the Company considered the current rates for similarly rated corporate securities, market liquidity, the individual issuer’s financial conditions, historical repayment information, and future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the nine months ended December 31, 2010. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at December 31, 2010, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$13,397	$-	$-	$13,397
Real estate owned	30,711	-	-	30,711
Total nonrecurring assets measured at fair value	$44,108	$-	$-	$44,108

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. For information regarding the Company’s method for estimating the fair value of impaired loans, see Note 8– Allowance for Loan Losses.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-06 on fair value measurements and disclosures, which focuses on improving disclosures about fair value measurement.  The standards update requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements).  This accounting standards update also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued FASB ASU No. 2010-20 that improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for loan losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued FASB ASU No. 2010-28 regarding intangibles such as goodwill and when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. As a result, goodwill impairments may be reported sooner than under current practice. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this accounting standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

The estimated fair value of financial instruments is as follows (in thousands):

	December 31, 2010		March 31, 2010
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$35,900	$35,900	$13,587	$13,587
Certificates of deposit held for investment	17,141	17,074	-	-
Investment securities held to maturity	505	556	517	573
Investment securities available for sale	6,255	6,255	6,802	6,802
Mortgage-backed securities held to maturity	194	202	259	265
Mortgage-backed securities available for sale	2,007	2,007	2,828	2,828
Loans receivable, net	660,075	578,478	712,837	631,706
Loans held for sale	581	581	255	255
Mortgage servicing rights	423	795	509	1,015

Liabilities:
Demand – savings deposits	423,664	423,664	396,342	396,342
Time deposits	273,085	276,856	291,706	294,337

FHLB advances	-	-	23,000	23,006
FRB advances	-	-	10,000	9,998
Junior subordinated debentures	22,681	12,921	22,681	14,124

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

Investments and Mortgage-Backed Securities – See Note 13 – Fair Value Measurement.

Loans Receivable and Loans Held for Sale – For the quarter ended December 31, 2010, due primarily to fewer comparable loan statistics being available for performing loans, performing and noncriticized loans were priced using a discounted cash flow analysis. Nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The fair value of loans held for sale was based on the loans carrying value as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value is likely.

For the year ended March 31, 2010, the entire loan portfolio was priced using comparable market statistics.  The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories.

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At December 31, 2010, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 100 to 847.

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of December 31, 2010 and March 31, 2010. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

Significant off-balance sheet commitments at December 31, 2010 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$9,239
Fixed-rate	15,593
Standby letters of credit	1,092
Undisbursed loan funds, and unused lines of credit	74,190
Total	$100,114

At December 31, 2010, the Company had firm commitments to sell $854,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2010, loans under warranty totaled $105.4 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote due to the Bank following the FHLMC underwriting standards when originating these loans. Furthermore, the Bank believes it is in compliance with all other FHLMC procedural requirements related to these loans. Accordingly, no contingent liability has been recorded in the consolidated financial statements.

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

Recent Developments and Significant Events

During the quarter-ended September 30, 2010, the Company raised $18.8 million in net proceeds through an underwritten public offering. The Company issued a total of 11.5 million shares of its common stock, including 1.5 million shares pursuant to the underwriter’s over-allotment option, at a price of $1.80 per share. Cost associated with the common stock offering totaled $563,000. During the quarter-ended September 30, 2010, the Company invested $7.0 million of the net proceeds as additional paid-in common equity in the Bank. The Company expects to use the remaining net proceeds for general working capital purposes, including additional investments in the Bank if appropriate.

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%, compared to its current minimum required regulatory tier 1 capital (leverage) ratio of 4% and total risk-based capital ratio of 8%.  As of December 31, 2010, the Bank’s leverage ratio was 11.38% (3.38% over the required minimum) and its total risk-based capital ratio was 14.39% (2.39% over the required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses; (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan. For additional information relating to the Bank’s regulatory capital requirements, see "Shareholders' Equity and Capital Resources" set forth below.

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

Executive Overview

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial, commercial real estate and real estate construction loans have decreased to 84.5% of the loan portfolio at December 31, 2010 from 87.6% at March 31, 2010 and 87.7% from a year ago, decreasing the risk profile of the total loan portfolio. The Company’s strategy over the past several years has been to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans represent $19.2 million, or 87.1% of the residential construction portfolio at December 31,

2010, a decrease of 21.5% from September 30, 2010 and 38.6% from a year ago. Land acquisition and development loans totaled $56.0 million at December 31, 2010, a decrease of 10.5% from September 30, 2010 and 27.1% from December 31, 2009. Most recently, the Company has shifted its focus to growing certain segments within its loan portfolio.  The primary focus has been on increasing commercial business loans, owner occupied commercial real estate loans and certain one-to-four family mortgage loans.

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

During 2008, the national and regional residential lending market experienced a notable downturn. This downturn, which has continued into 2010, has negatively affected the economy in our market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting its loan portfolio in general, and in construction real estate and land acquisition and development loans in particular, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing its lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting its balance sheet by reducing certain segments of loans receivable and expanding loan portfolio segments with lower capital requirements, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. A significant portion of these commercial and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At December 31, 2010, checking accounts totaled $172.6 million, or 24.8% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 17 branches, including ten in Clark County and two in the Portland metropolitan area, and three lending centers.

Weak economic conditions and ongoing strains in the financial and housing markets, which accelerated throughout 2008 and generally continued into 2010, presented an unusually challenging environment for banks. This has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios as compared to prior periods. Foreclosures and delinquencies are also the result of investor speculation in many states, including Washington and Oregon, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter ended December 31, 2010, unemployment in the Company’s market area remained variable with Clark County’s unemployment decreasing and unemployment in Portland, Oregon increasing. According to the Washington State Employment Security Department, unemployment in Clark County increased to 13.1% at December 31, 2010 compared to 12.0% at September 30, 2010, however, decreased compared to 14.6% in March 2010 and 13.7% at December 2009. According to the Oregon Employment Department, unemployment in Portland decreased during the quarter ended December 31, 2010 to 9.8% compared to 10.1% in September 30, 2010, 10.0% in March 2010 and 10.4% in December 2009.  Home values at December 31, 2010 in the Company’s market area remained lower than home values in 2009 and 2008, due in large part to an increase in volume of foreclosures and short sales. However, home values have begun to stabilize after decreasing sharply during the past several fiscal years. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have decreased to 7.9 months at December 2010 compared to 10.5 months at September 2010 and remained relatively unchanged compared to 7.7 months at December 2009. Inventory levels in Clark County have decreased to 9.1 months at December 2010 compared to 10.4 months at September 2010 and increased compared to 7.6 months at December 2009.

According to RMLS, closed home sales in Clark County decreased 3.3% and 17.8% in December 2010 compared to September 2010 and December 2009, respectively. Closed home sales in Portland increased 4.5% and decreased 2.9% in December 2010 compared to September 2010 and December 2009, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 18.7% and 23.9%, respectively as of December 31, 2010. During the past several fiscal years, the Company has experienced a decline in the values of real estate collateral underlying its loans, including certain of its construction real estate and land acquisition and development loans, has experienced increased loan delinquencies and defaults, and believes there are indications that these increased loan delinquencies and defaults may remain elevated for the foreseeable future.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased from $49.3 million at March 31, 2010 to $47.6 million at December 31, 2010. The Company has continued to reduce its exposure to land development and speculative construction loans, which represented $9.8 million or 58.29% of its nonperforming loans at December 31, 2010. The total land development and speculative construction loan portfolios declined to $75.1 million at December 31, 2010 compared to $105.4 million at March 31, 2010.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $307.5 million at December 31, 2010.  In December 2008, the Company began operating as a merchant bankcard "agent bank" facilitating credit and debit card transactions for business customers through an outside merchant bankcard processor. This allows the Company to underwrite and approve merchant bankcard applications and retain interchange income that, under its previous status as a "referral bank", was earned by a third party.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company is in the process of upgrading its online banking product, which will allow its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. During fiscal 2010, the Company enrolled in an Internet deposit listing service.  Under this listing service, the Company may post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company began offering Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers in December 2010. Both the ICS program along with the Certificate of Deposit Account Registry Service (CDARS™) program that was implemented in fiscal year 2009, will allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle (FHLB) and Federal Reserve Bank of San Francisco (FRB) advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products, which enable it to compete effectively with banks of all sizes. Total deposits have increased from $688.0 million at March 31, 2010 to $696.7 million at December 31, 2010.  The Company had no outstanding advances from the FHLB or the FRB at December 31, 2010.

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

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees. During the nine months ended December 31, 2010, the Company hired additional talented and experienced bankers, including an executive vice president of operations and marketing, director of medical banking and two additional commercial bankers. Management believes the addition of these professionals will allow the Company to capitalize on growth opportunities in the coming fiscal year.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its current market area to grow its franchise.  The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area. The Company will also seek to grow its franchise through the acquisition of individual branch and whole bank acquisitions, including FDIC-assisted transactions, which meet its investment and market objectives. The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past seven years. The Company expects to gradually expand its operations further in the Portland Oregon metropolitan area, which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2010	(in thousands)

Commercial business	$85,768	$-	$-	$85,768
Commercial construction	-	-	10,853	10,853
Office buildings	-	94,394	-	94,394
Warehouse/industrial	-	49,059	-	49,059
Retail/shopping centers/strip malls	-	85,324	-	85,324
Assisted living facilities	-	33,568	-	33,568
Single purpose facilities	-	97,372	-	97,372
Land	-	55,976	-	55,976
Multi-family	-	38,365	-	38,365
One-to-four family construction	-	-	22,017	22,017
Total	$85,768	$454,058	$32,870	$572,696

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2010	(in thousands)

Commercial business	$108,368	$-	$-	$108,368
Commercial construction	-	-	40,017	40,017
Office buildings	-	90,000	-	90,000
Warehouse/industrial	-	46,731	-	46,731
Retail/shopping centers/strip malls	-	80,982	-	80,982
Assisted living facilities	-	39,604	-	39,604
Single purpose facilities	-	93,866	-	93,866
Land	-	74,779	-	74,779
Multi-family	-	33,216	-	33,216
One-to-four family construction	-	-	35,439	35,439
Total	$108,368	$459,178	$75,456	$643,002

Comparison of Financial Condition at December 31, 2010 and March 31, 2010

Cash, including interest-earning accounts, totaled $35.9 million at December 31, 2010 compared to $13.6 million at March 31, 2010. The $22.3 million increase was attributed to the Company’s planned balance sheet restructuring strategy and the Company’s decision to increase its liquidity position for regulatory and asset-liability purposes. As part of this strategy, beginning in fiscal year 2011, the Company also began investing in short-term certificates of deposit. At December 31, 2010, certificates of deposit held for investment totaled $17.1 million. The increase was also attributable to the increase in deposit balances and the decline in loans receivable during this period. Additionally, the $18.8 million raised in the Company’s common stock offering resulted in an increase in cash balances.

Investment securities available for sale totaled $6.3 million and $6.8 million at December 31, 2010 and March 31, 2010, respectively. The Company reviews investment securities for OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the nine months ended December 31, 2010, the Company determined that none of its investment securities required an OTTI charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

Loans receivable, net, totaled $660.1 million at December 31, 2010, compared to $712.8 million at March 31, 2010, a decrease of $52.8 million due primarily to continuing weak loan demand in the Company’s primary market area and the Company’s planned balance sheet restructuring strategy, with a specific focus on reducing construction and land development loans. The Company’s strategic focus concerning loan growth will be focused on commercial business loans, owner occupied commercial real estate loans and certain one-to-four family mortgage loans. The total commercial real estate loan portfolio was $359.7 million as of December 31, 2010, compared to $351.2 million as of March 31, 2010. Of this total, 29% of these properties are owner occupied, and 71% are non-owner occupied as of December 31, 2010. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $8.7 million to $696.7 million at December 31, 2010, compared to $688.0 million at March 31, 2010. The Company had no wholesale-brokered deposits as of December 31, 2010 or March 31, 2010. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) accounted for 92.3% of total deposits at December 31, 2010, compared to 94.8% at March 31, 2010. The decline in core deposits as a percentage of total deposits was primarily due to the increase in trust account deposits and an increase in internet based deposits. Despite this decrease, the Company remains focused on growing its core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank did not have any FRB or FHLB advances at December 31, 2010 compared to $10.0 million and $23.0 million, respectively, at March 31, 2010. The $33.0 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, planned decrease in loan balances and additional funds resulting from the completion of its common stock offering.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased to $106.0 million at December 31, 2010 from $83.9 million at March 31, 2010. The increase was mainly attributable to the net proceeds from the issuance of common stock of $18.8 million through an underwritten public offering coupled with net income of $3.5 million for the nine months ended December 31, 2010.

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS, which requires, among other things, the Bank to maintain a minimum tier 1 capital (Leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%. These higher capital requirements will remain in effect until the MOU with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2010.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):
	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$99,906	14.39%	$55,560	8.0%	$69,450	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	91,160	13.13	27,780	4.0	41,670	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	91,160	11.38	32,032	4.0	40,040	5.0
Tangible Capital:
(To Tangible Assets)	91,160	11.38	12,012	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$89,048	12.11%	$58,835	8.0%	$73,544	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,801	10.85	29,417	4.0	44,126	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,801	9.84	32,453	4.0	40,566	5.0
Tangible Capital:
(To Tangible Assets)	79,801	9.84	12,170	1.5	N/A	N/A

Liquidity

Liquidity is essential to the Bank’s business. The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, fund the borrowing needs of loan customers, and to fund ongoing operations. Core relationship deposits are the primary source of the Bank’s liquidity. As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. In general, the downturn in economic conditions has resulted in our customers having reduced funds available to deposit in the Bank.

Total deposits were $696.7 million at December 31, 2010 compared to $688.0 million at March 31, 2010. The growth in deposits, coupled with the decrease in the loan portfolio, provided the Company with the funds to payoff its secured borrowings from FHLB and FRB. The Company continues to focus on limiting its use of secured borrowings. The Company had no outstanding FHLB and FRB borrowings at December 31, 2010.

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning with the quarter ended June 30, 2010, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million in Debentures to preserve liquidity at the Bancorp. The Company continued with the interest deferral for the quarter-ended December 31, 2010. As of December 31, 2010, the

Company has deferred a total of $982,000 of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. As a result, the Company’s ability to pay dividends on its common stock is also restricted.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2010, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At December 31, 2010, cash, short-term investments and available-for-sale securities totaled $61.3 million, or 7.3% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2010, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $99.8 million from the FRB, subject to sufficient collateral. At December 31, 2010, there were no advances from the FHLB of Seattle under an available credit facility of $205.2 million, limited to sufficient collateral and stock investment. At December 31, 2010, the Bank had sufficient pledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

As a part of the Bank’s overall liquidity plan, the Bank began investing in short-term certificates of deposit during the second fiscal quarter of 2011. At December 31, 2010, certificates of deposit at other banks held for investment totaled $17.1 million and have maturity dates less than two years.  The Bank can redeem these certificates of deposit at any time prior to their maturity dates, subject to early withdrawal fees.

An additional source of wholesale funding includes brokered certificate of deposits. While the Company has brokered deposits from time to time, the Company historically has not relied on brokered deposits to fund its operations. At December 31, 2010, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $34.1 million, or 4.9% of total deposits, and $31.9 million, or 4.6% of total deposits, at December 31, 2010 and March 31, 2010, respectively. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in, and demand for, CDARS has continued to be evident with continued renewals of existing CDARS deposits. On June 9, 2009, the OTS informed the Bank that it was placing a restriction on the Bank’s ability to increase its brokered deposits, including CDARS and ICS deposits, to no more than 10% of total deposits. The combination of all the Bank’s funding sources, provides the Bank access to additional available liquidity of $391.0 million, or 46.6% of total assets, at December 31, 2010.

Under the Temporary Liquidity Guarantee Program, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010. The Bank elected to participate in this program at an additional cost to the Bank. Beginning on January 1, 2011, all noninterest-bearing transaction accounts and IOLTA accounts will qualify for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts will no longer be eligible for an unlimited guarantee. NOW accounts, along with all other deposits maintained at the Bank, will be insured by the FDIC up to $250,000 per account owner.

At December 31, 2010, the Company had commitments to extend credit of $100.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $161.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $157.1 million at December 31, 2010.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. During the first nine months of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its Debentures, which in turn, restricts the Company’s ability to pay dividends on its common stock. The Company completed a secondary offering of its common stock during the second quarter of fiscal 2011. Net proceeds from this offering were $18.8 million.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $47.6 million or 5.68% of total assets at December 31, 2010 compared to $49.3 million or 5.89% of total assets at March 31, 2010 and $59.5 million or 6.93% of total assets at December 31, 2009.

Nonperforming loans were $16.9 million or 2.49% of total loans at December 31, 2010 compared to $36.0 million or 4.90% of total loans at March 31, 2010. The $16.9 million balance of nonperforming loans consisted of thirty-eight loans to thirty-three borrowers, which includes sixteen commercial business loans totaling $4.0 million, three commercial real estate loans totaling $1.4 million, five land acquisition and development loans totaling $3.2 million (the largest of which was $1.4 million), four real estate construction loans totaling $6.6 million and ten residential real estate loans totaling $1.6 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $1.4 million to a Washington borrower who has property located in Southern California.

The Company’s problem credits have continued to be concentrated in the residential construction and land development portfolios. At December 31, 2010, the balances of these portfolios were $22.0 million and $56.0 million, respectively, and represented $9.8 million, or 58.29%, of the total nonperforming loan balance. The percentage of nonperforming loans in the residential construction and land development portfolios was 30.18% and 5.71%, respectively. For the nine months ended December 31, 2010, the charge-off ratio for the residential construction and land development portfolios was 11.33% and 7.18%, respectively.

REO totaled $30.7 million at December 31, 2010 compared to $13.3 million at March 31, 2010 and $23.1 million at December 31, 2009. The increase in the balance of REO was the result of several properties transferring from nonperforming loans into REO. The $30.7 million balance of REO is comprised of single-family homes totaling $4.8 million, residential building lots totaling $9.5 million, land development property totaling $6.9 million and industrial and commercial real estate property totaling $9.5 million. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $17.5 million or 2.58% of total loans at December 31, 2010 compared to $21.6 million or 2.95% of total loans at March 31, 2010. The decrease in the required allowance was due to an overall improvement in asset quality in the recent quarters, specifically, a decline in nonperforming loans and classified assets despite charge-offs exceeding the provision for loan losses recognized during the recent quarter. These charge-offs primarily were for loans that were reserved for by the Company in previous quarters. The coverage ratio of allowance for loan losses to nonperforming loans was 103.5% at December 31, 2010 compared to 60.1% at March 31, 2010. The improvement in the coverage ratio was a result of the decrease in nonperforming loans at December 31, 2010. At December 31, 2010, the Company identified $13.5 million, or 80.2% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $1.7 million, or 12.73% of the nonperforming loans on which a specific analysis was performed. Because of the results of these specific valuation analyses and charge-offs taken on specific loans, the Company’s allowance for loan losses did not decrease proportionately to the change in the nonperforming loan balances or the change in classified loans. The Company believes the low amount of specific reserves required for these nonperforming loans reflects not only the Bank’s underwriting standards, but also recent loan charge-offs. Based on its comprehensive analysis, management deemed the allowance for loan losses of $17.5 million at December 31, 2010 (2.58% of total loans and 103.46% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

At December 31, 2010, the Company had seven trouble debt restructurings totaling $6.2 million, which were on accrual status. There were no trouble debt restructurings on non-accrual at December 31, 2010. There were no trouble debt restructurings at March 31, 2010.

The following table sets forth information regarding the Company’s nonperforming assets.

	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$4,028	$6,430
Other real estate mortgage	4,638	15,079
Real estate construction	6,644	11,826
Real estate one-to-four family	1,569	2,676
Total	16,879	36,011
Accruing loans which are contractually past due 90 days or more	-	-

Total nonperforming loans	16,879	36,011
REO	30,704	13,325
Total nonperforming assets	$47,583	$49,336

Total nonperforming loans to total loans	2.49%	4.90%
Total nonperforming loans to total assets	2.01	4.30

Total nonperforming assets to total assets	5.68	5.89

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2010	(Dollars in thousands)

Commercial business	$1,285	$981	$1,762	$-	$-	$4,028
Commercial real estate	-	692	751	-	-	1,443
Land	-	-	1,816	-	1,379	3,195
Multi-family	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
One-to-four family construction	3,079	2,436	1,129	-	-	6,644
Real estate one-to-four family	243	310	1,016	-	-	1,569
Consumer	-	-	-	-	-	-
Total nonperforming loans	4,607	4,419	6,474	-	1,379	16,879
REO	5,239	8,932	12,051	4,482	-	30,704
Total nonperforming assets	$9,846	$13,351	$18,525	$4,482	$1,379	$47,583

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:
	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2010		(Dollars in thousands)

Land development	$6,081	$4,171	$37,124	$-	$8,600	$55,976
Speculative construction	3,079	8,746	7,305	37	-	19,167
Total speculative and land construction	$9,160	$12,917	$44,429	$37	$8,600	$75,143

Other loans of concern totaled $31.7 million at December 31, 2010 compared to $16.2 million at March 31, 2010. The $31.7 million consists of eleven commercial business loans totaling $3.6 million, four commercial real estate loans totaling $8.7 million, one multi-family real estate loan totaling $4.7 million, five land acquisition loans totaling $10.7 million, one one-to-four family real estate loan totaling $72,000 and two commercial construction loans totaling $3.9 million. Other loans of concern consist performing loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At December 31, 2010, loans delinquent 30 - 89 days were 0.71% of total loans compared to 1.93% at March 31, 2010. At December 31, 2010, the 30 - 89 days delinquency rate in the commercial business (“C&I”) portfolio was 1.92%. At that date, C&I loans represented 12.66% of total loans. The 30 - 89 days delinquency rate for the home equity line of credit portfolio was 1.27% at December 31, 2010.  The 30 - 89 days delinquency rate for the one-to-four family loan portfolio at December 31, 2010 was 3.76%. At December 31, 2010, the commercial real estate, real estate construction and land development loan portfolio had no delinquencies in the 30 - 89 days category.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2010. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 5%, a net interest margin that approximated 4.5% and a return on assets that ranged from 0.63% to 1.13% (average of 0.93%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.1% utilized for our cash flow estimates and a terminal value estimated at 1.0 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples. The Company calculated a fair value of its reporting unit of $78 million using the corporate value approach, $89 million using the income approach and $81 million using the market approach.  Based on the results of the step one impairment analysis, the Company determined the second step must be performed.

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $55.0 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company used two separate methods to determine the fair value of its loans receivable. For performing and noncriticized loans, the Company utilized a discounted cash flow approach. For nonperforming and criticized loans, the Company utilized a comparable transaction approach using comparable loan sales. A key assumption used by the Company under each method was determining an appropriate discount rate. For the discounted cash flow approach the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. For the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2011, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Bank beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2010 and 2009

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

Net interest income for the three and nine months ended December 31, 2010 was $8.8 million and $26.5 million, respectively, representing an increase of $81,000 and $156,000, respectively, as compared to the same three and nine months ended December 31, 2009. Average interest-earning assets to average interest-bearing liabilities increased to 117.95% and 116.60% for the three and nine month periods ended December 31, 2010 as compared to 115.04% and 114.32% in the same prior year periods. The net interest margin for the three and nine months ended December 31, 2010 was 4.60% and 4.62%, respectively, compared to 4.43% and 4.34%, respectively, for the three and nine months ended December 31, 2009.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. A significant portion of our loan portfolio is comprised of adjustable rate loans. Approximately 17% of our loan portfolio was adjustable (floating) at December 31, 2010. At December 31, 2010, approximately $79.2 million, or 68% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment, however, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2010, $77.2 million or 11% of the loans in the Company’s loan portfolio were at the floor interest rate of which $54.9 million or 71% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. As a result of the Federal Reserve’s monetary policy actions beginning in September 2007 to aggressively lower short-term federal funds rates approximately 36% of the Company’s loans immediately repriced down. The Company also immediately reduced the interest rate paid on certain interest-bearing deposits. Recently, the Company has made progress in further reducing its deposit and borrowing costs resulting in improved net interest income. Further reductions will be reflected in future deposit offerings and as existing deposits renew upon maturity. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three and nine months ended December 31, 2010, was $10.7 million and $32.8 million, respectively, compared to $11.5 million and $35.2 million, respectively for the same periods in the prior year. This represents a decrease of $780,000 and $2.4 million for the three and nine months ended December 31, 2010, respectively, compared to the same prior year periods. The decrease was due primarily to a decrease in the average balance of net loans.

The average balance of net loans decreased $51.9 million and $57.0 million to $692.0 million and $709.9 million for the three and nine months ended December 31, 2010, respectively, from $743.9 million and $766.9 million for the same prior year periods, respectively. The decrease was due to continued weak loan demand coupled with the Company’s focus on the reduction of land development and residential construction loans. The yield on net loans was 6.07% for both the three and nine months ended December 31, 2010 compared to 6.07% and 6.01%, respectively, for the same three and nine months in the prior year. During the three and nine months ended December 31, 2010, the Company also reversed $39,000 and $201,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $861,000 to $1.9 million for the three months ended December 31, 2010, compared to $2.8 million for the three months ended December 31, 2009. For the nine months ended December 31, 2010, interest expense decreased $2.5 million to $6.4 million compared to $8.9 million for the same period in prior year. The decrease in interest expense was primarily attributable to the Company’s efforts to reduce its costs of deposits given the continuing low interest rate environment and, to a slightly less extent, the payoff of the Company’s outstanding FHLB and FRB borrowings. The weighted average interest rate on interest-bearing deposits decreased to 1.00% and 1.12% for the three and nine months ended December 31, 2010, respectively, from 1.61% and 1.75% for the same periods in the prior year. The weighted average cost of FHLB and FRB borrowings, Debentures and capital lease obligations increased to 5.64% and 4.29% for the three and nine months ended December 31, 2010, respectively, from 1.73% and 1.36% for the same respective periods in the prior year. These increases were a result of the payoff of the Company’s outstanding FHLB and FRB borrowings, which had a low average cost to the Company. For the three and nine months ended December 31, 2010, the weighted average cost of the Company’s FRB borrowings was none and 0.50%, respectively, and 0.83% and 0.73%, respectively, for its FHLB borrowings.

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

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$603,986	$9,389	6.17%	$639,872	$9,966		6.18%
Non-mortgage loans	88,039	1,204	5.43	104,077	1,410		5.37
Total net loans (1)	692,025	10,593	6.07	743,949	11,376		6.07

Mortgage-backed securities (2)	2,288	21	3.64	3,531	32	3	3.60
Investment securities (2)(3)	7,836	49	2.48	10,742	96		3.55
Daily interest-bearing assets	12,358	51	1.64	577	-		-
Other earning assets	46,319	26	0.22	24,229	23		0.38
Total interest-earning assets	760,826	10,740	5.60	783,028	11,527		5.84

Non-interest-earning assets:
Office properties and equipment, net	15,811			18,526
Other non-interest-earning assets	76,863			63,907
Total assets	$853,500			$865,461

Interest-bearing liabilities:
Regular savings accounts	$34,794	39	0.44	$29,239	41		0.55
Interest checking accounts	87,376	63	0.29	73,873	64		0.34
Money market deposit accounts	214,330	459	0.85	194,455	582		1.19
Certificates of deposit	283,248	1,006	1.41	292,297	1,704		2.31
Total interest-bearing deposits	619,748	1,567	1.00	589,864	2,391		1.61

Other interest-bearing liabilities	25,266	359	5.64	90,790	396		1.73
Total interest-bearing liabilities	645,014	1,926	1.18	680,654	2,787		1.62

Non-interest-bearing liabilities:
Non-interest-bearing deposits	91,557			87,573
Other liabilities	9,201			5,907
Total liabilities	745,772			774,134
Shareholders’ equity	107,728			91,327
Total liabilities and shareholders’ equity	$853,500			$865,461

Net interest income		$8,814			$8,740

Interest rate spread			4.42%				4.22%

Net interest margin			4.60%				4.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			117.95%				115.04%

Tax equivalent adjustment (3)		$7			$14

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

	Nine Months Ended December 31,
	2010			2009
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$613,752	$28,542	6.17%	$655,817	$30,334	6.14%
Non-mortgage loans	96,116	3,916	5.41	111,083	4,391	5.25
Total net loans (1)	709,868	32,458	6.07	766,900	34,725	6.01

Mortgage-backed securities (2)	2,557	70	3.63	3,922	107	3.62
Investment securities (2)(3)	8,841	180	2.70	11,369	356	4.16
Daily interest-bearing assets	8,450	71	1.12	1,168	1	0.11
Other earning assets	32,100	69	0.29	22,630	62	0.36
Total interest-earning assets	761,816	32,848	5.72	805,989	35,251	5.81

Non-interest-earning assets:
Office properties and equipment, net	16,096			18,988
Other non-interest-earning assets	72,456			64,146
Total assets	$850,368			$889,123

Interest-bearing liabilities:
Regular savings accounts	$33,570	129	0.51	$29,035	120	0.55
Interest checking accounts	81,559	195	0.32	80,735	268	0.44
Money market deposit accounts	210,453	1,472	0.93	189,818	1,828	1.28
Certificates of deposit	293,133	3,436	1.56	273,370	5,317	2.58
Total interest-bearing deposits	618,715	5,232	1.12	572,958	7,533	1.75

Other interest-bearing liabilities	34,637	1,119	4.29	132,054	1,352	1.36
Total interest-bearing liabilities	653,352	6,351	1.29	705,012	8,885	1.67

Non-interest-bearing liabilities:
Non-interest-bearing deposits	90,342			86,681
Other liabilities	8,476			6,391
Total liabilities	752,170			798,084
Shareholders’ equity	98,198			91,039
Total liabilities and shareholders’ equity	$850,368			$889,123

Net interest income		$26,497			$26,366

Interest rate spread			4.43%			4.14%

Net interest margin			4.62%			4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.60%			114.32%

Tax equivalent adjustment (3)		$22			$47

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended December 31, 2010 compared to the periods ended December 31, 2009.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010 vs. 2009			2010 vs. 2009

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(561)	$(16)	$(577)	$(1,940)	$148	$(1,792)
Non-mortgage loans	(222)	16	(206)	(606)	131	(475)
Mortgage-backed securities	(11)	-	(11)	(37)	-	(37)
Investment securities (1)	(22)	(25)	(47)	(68)	(108)	(176)
Daily interest-bearing	-	51	51	28	42	70
Other earning assets	16	(13)	3	21	(14)	7
Total interest income	(800)	13	(787)	(2,602)	199	(2,403)

Interest Expense:
Regular savings accounts	7	(9)	(2)	18	(9)	9
Interest checking accounts	10	(11)	(1)	3	(76)	(73)
Money market deposit accounts	56	(179)	(123)	184	(540)	(356)
Certificates of deposit	(52)	(646)	(698)	359	(2,240)	(1,881)
Other interest-bearing liabilities	(442)	405	(37)	(1,546)	1,313	(233)
Total interest expense	(421)	(440)	(861)	(982)	(1,552)	(2,534)
Net interest income	$(379)	$453	$74	$(1,620)	$1,751	$131

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and nine months ended December 31, 2010 was $1.6 million and $4.6 million, respectively, compared to $4.5 million and $10.1 million, respectively for the same periods in the prior year. The decrease in the provision for loan losses was primarily related to the stabilization of problem loans, the slowdown in new problem loans and the stabilization of real estate values for the collateral supporting the Company’s problem loans at December 31, 2010. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the current ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the slowdown in residential real estate sales that affected among others, homebuilders and developers. Declining real estate values in recent years and slower loan sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn led to an increase in delinquent and nonperforming construction and land development loans, as well as the additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The ratio of allowance for loan losses to total net loans was 2.58% at December 31, 2010, compared to 2.47% at December 31, 2009.

Net charge-offs for the three and nine months ended December 31, 2010 were $3.2 million and $8.8 million, respectively, compared to $4.3 million and $8.8 million for the same periods last year. Annualized net charge-offs to average net loans for the nine-month period ended December 31, 2010 was 1.64% compared to 1.52% for the same period in the prior year. Net charge-offs exceeded the provision for loan losses recognized during three and nine months ended December 31, 2010, which resulted in the overall decrease in the allowance for loan losses for the same respective periods. These charge-offs primarily were for loans that were reserved for by the Company in previous quarters. Net charge-offs have remained concentrated in the residential construction and land development portfolios. Residential construction and land acquisition and development loans represented $876,000 and $1.3 million, respectively, of the total $3.2 million of charge-offs during the quarter. Nonperforming loans were $16.9 million at December 31, 2010, a decline as compared to $36.0 million at March 31, 2010. The ratio of allowance for loan losses to nonperforming loans was 103.46% at December 31, 2010 an increase as compared to 60.10% at March 31, 2010. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income increased $342,000 and $730,000 for the three and nine months ended December 31, 2010 compared to the same prior year periods. The increase between the periods resulted primarily from the absence of an OTTI charge for the three and nine months ended December 31, 2010 as compared to a $456,000 and $915,000 OTTI charge for the three and nine months ended December 31, 2009, respectively.  Gain on sales of REO increased $78,000 and $338,000 for the three and nine months ended December 31, 2010, respectively compared to same prior period.  Asset management fees also increased by $60,000 and $99,000 for the three and nine months ended December 31, 2010 compared to the same prior period.

For the three months ended December 31, 2010 compared to the three months ended December 31, 2009, the increases noted above were offset by decreases in gain on sale of loans of $56,000 and fees and services charges of $166,000. The decrease in fees and service charges resulted from a decrease of $150,000 in mortgage broker fees along with a $72,000 decrease in nonsufficient fund (“NSF”) fees. The decreases in mortgage broker fees and gain on sale of loans were primarily due to a decrease in refinancing activity for single-family homes. These decreases within fees and service charges were offset by a $44,000 increase in ATM surcharge and interchange fees.

For the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009, the increases noted above were offset by decreases in gain on sale of loans of $373,000 along with a decrease in fees and services charges of $385,000. The decrease in fees and service charges resulted from a decrease of $476,000 in mortgage broker fees along with a $171,000 decrease in NSF fees. The decreases in mortgage broker fees and gain on sale of loans were primarily due to a decrease in refinancing activity for single-family homes. These decreases within fees and service charges were offset by a $150,000 increase in ATM surcharge and interchange fees.

Non-Interest Expense. Non-interest expense increased $461,000 for the three months ended December 31, 2010 compared to the same prior year period.  Non-interest expense decreased $117,000 for the nine months ended December 31, 2010 compared to the same prior year period. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs. Additionally, the Company has increased certain expenses including salaries and employee benefits and advertising expenses as the Company has hired several new professionals to position the Company for future growth opportunities and also resumed some employee incentive programs.

The $461,000 increase for the three months ended December 31, 2010 compared to the same prior period can be attributed to an increase in salaries and employee benefits expense of $349,000 and REO expense of $100,000.  These increases were offset by decrease in occupancy and depreciation of $33,000 and loss on sale of fixed assets of $146,000 as compared to the same period last year. Loss on sale of fixed assets is included in other non-interest expense. Decreases in both loss on sale of fixed assets and occupancy and depreciation were attributable to the closure of a branch and a lending center in fiscal 2010.  Professional fees have also remained elevated due to the ongoing costs associated with nonperforming assets.

The $117,000 decrease for the nine months ended December 31, 2010 compared to the same prior period can be attributed to the decrease in FDIC insurance premiums for the nine months ended December 31, 2010 of $278,000 compared to the same period in prior year due to a special assessment charge of $417,000 included in the prior year total. REO expenses decreased $195,000 and occupancy and depreciation expense decreased $194,000 for the nine months ended December 31, 2010 compared to the same period in the prior year, respectively. Loss on sale of fixed assets decreased $158,000 as compared to the same period last year. These decreases were offset by an increase in salaries and employee benefits expense of $810,000.

Income Taxes. The provision for income taxes was $239,000 and $1.7 million for the three and nine months ended December 31, 2010, respectively, compared to a benefit for income taxes of $758,000 and $617,000 for the three and nine months ended December 31, 2009, respectively.  This increase was primarily a result of the increase in income before taxes.  The effective tax rate for three and nine months ended December 31, 2010 was 29.2% and 32.4%, respectively, compared to 37.1% and 45.4%, respectively for the three and nine months ended December 31, 2009. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. The impacted of these non-taxable items is amplified in periods of low pre-tax income, as was the case in prior year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2010 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2010 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2010 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended December 31, 2010, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-Q for the periods ended June 30, 2010 and September 30, 2010.

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

     RIVERVIEW BANCORP, INC.

By: /S/Patrick Sheaffer	By: /S/Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: February 4, 2011	Date: February 4, 2011

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act