Form 10-K
period 2011-03-31
RIVERVIEW BANCORP INC
filed 2011-06-08
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22957

RIVERVIEW BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 per share	Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer                                ☐           Non-accelerated filer ☐                                           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2010 was $44,494,342 (22,471,890 shares at $1.98 per share).  As of May 31, 2011, there were issued and outstanding 22,471,890 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III).

Special Note Regarding Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could,” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including  changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of us by the Office of Thrift Supervision (“OTS”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions entered into with the OTS and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company" or “Riverview”), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2011, the Company had total assets of $859.3 million, total deposit accounts of $716.5 million and shareholders' equity of $106.9 million. The Company’s executive offices are located in Vancouver Washington. As used throughout this report, the terms “we,” “our,” “us,” “Riverview” or the “Company” refer to Riverview Bancorp, Inc. and the Bank, unless the context otherwise requires.

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

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Counties of Clackamas, Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have decreased to 83.6% of the loan portfolio at March 31, 2011 from 87.6% at March 31, 2010, decreasing the risk profile of the total loan portfolio. The Company’s strategy over the past several years has been to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans, consisting of unsold properties under construction, represented $16.5 million, or 87.7% of the residential construction portfolio at March 31, 2011, compared to $30.6 million a year ago, a decline of 46.2%. Total real estate construction loans at March 31, 2011 declined to $27.4 million or 63.7% from $75.5 million a year ago. Land acquisition and development loans were $55.3 million at March 31, 2011 compared to $74.8 million a year ago, which represents a decline of 26.1%. Most recently, the Company’s primary focus has been on increasing commercial business loans, owner occupied commercial real estate loans and high-quality one-to-four family mortgage loans.

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular, commercial real estate and commercial loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions. The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages growth while maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of these new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund new loan production. At March 31, 2011, checking accounts totaled $179.8 million, or 25.1% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company is well positioned to attract new customers and to increase its market share with seventeen branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. During fiscal 2011, the Company completed the upgrade of its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company is in the process of completing the upgrade to its online banking product for its business customers. The Company’s online service has also enhanced the delivery of cash management services to business customers. In addition, during fiscal 2010, the Company enrolled in an internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also began offering Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers in December 2010. Both the ICS program, along with the Certificate of Deposit Account Registry Service (CDARS™) program that was implemented in fiscal year 2009, allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

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

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services and Fisher Investments, as well as several support industries. PeaceHealth has confirmed that it will be moving its headquarters to Vancouver and relocate 467 jobs to the area. In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2011, has negatively affected the economy in our market area. As a result, we have experienced a decline in the values of real estate collateral supporting our construction real estate and land acquisition and development loans, and experienced increased loan delinquencies and defaults, primarily in our residential construction and land development loan portfolios. Throughout fiscal 2008 through 2011, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction and land development loans and the recent slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs could remain elevated for the foreseeable future as compared to historical levels. Although our non-performing loans and provision for loan losses have decreased over the last fiscal year and economic conditions appear to have stabilized, a prolonged weak economy in our market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and loan charge-offs in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our market areas from the recent recessionary downturn.

Unemployment in Clark County and Portland, Oregon both decreased during the quarter ended March 31, 2011. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 10.5% in March 2011 compared to 12.7% at December 2010, 12.4% in September 2010 and 13.1% in June 2010. According to the Oregon Employment Department, unemployment in Portland decreased to 9.1% in March 2011 compared to 9.6% in December 2010, 10.0% in September 2010 and 10.0% in June 2010. Home values at March 31, 2011 in the Company’s market area remained lower than home values in 2010 and 2009, due in large part to an increase in the volume of foreclosures and short sales. However, home values have begun to stabilize after decreasing sharply during the past fiscal years. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have fallen to 7.1 months on March 2011, compared to 7.8 months on March 2010 and an inventory level high of 11.3 months in January 2011. Inventory levels in Clark County have increased to 8.3 months on March 2011, compared to 7.7 months on March 2010. However, inventory levels in Clark County have decreased from an inventory level high of 12.1 months in February 2011. Closed home sales in Clark County decreased 13.9% in March 2011 compared to March 2010. Closed home sales in Portland decreased 10.2% during the same time period. These decreases in closed home sales may be attributed to the expiration of the home buyer tax credit offered by the government during fiscal year 2010. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland Oregon were approximately 20.4% and 24.1%, respectively as of March 31, 2011.

Lending Activities

General.  At March 31, 2011, the Company's net loans receivable totaled $672.6 million, or 78.3% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

        Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$85,511	12.44%	$108,368	14.76%	$127,150	15.87%	$109,585	14.28%	$91,174	13.18%
Other real estate mortgage	461,955	67.19	459,178	62.52	447,652	55.88	429,422	55.97	360,930	52.19
Real estate construction	27,385	3.98	75,456	10.27	139,476	17.41	148,631	19.37	166,073	24.01
Total commercial and construction	574,851	83.61	643,002	87.55	714,278	89.16	687,638	89.62	618,177	89.38

Consumer:
Real estate one-to-four family	110,437	16.06	88,861	12.10	83,762	10.46	75,922	9.90	69,808	10.10
Other installment	2,289	0.33	2,616	0.35	3,051	0.38	3,665	0.48	3,619	0.52
Total consumer loans	112,726	16.39	91,477	12.45	86,813	10.84	79,587	10.38	73,427	10.62

Total loans	687,577	100.00%	734,479	100.00%	801,091	100.00%	767,225	100.00%	691,604	100.00%

Less:
Allowance for loan losses	14,968		21,642		16,974		10,687		8,653
Total loans receivable, net	$672,609		$712,837		$784,117		$756,538		$682,951

Loan Portfolio Composition.  The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2011	(In thousands)

Commercial business	$85,511	$-	$-	$85,511
Commercial construction	-	-	8,608	8,608
Office buildings	-	95,529	-	95,529
Warehouse/industrial	-	49,627	-	49,627
Retail/shopping centers/strip malls	-	85,719	-	85,719
Assisted living facilities	-	35,162	-	35,162
Single purpose facilities	-	98,651	-	98,651
Land	-	55,258	-	55,258
Multi-family	-	42,009	-	42,009
One-to-four family construction	-	-	18,777	18,777
Total	$85,511	$461,955	$27,385	$574,851

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2010	(In thousands)

Commercial business	$108,368	$-	$-	$108,368
Commercial construction	-	-	40,017	40,017
Office buildings	-	90,000	-	90,000
Warehouse/industrial	-	46,731	-	46,731
Retail/shopping centers/strip malls	-	80,982	-	80,982
Assisted living facilities	-	39,604	-	39,604
Single purpose facilities	-	93,866	-	93,866
Land	-	74,779	-	74,779
Multi-family	-	33,216	-	33,216
One-to-four family construction	-	-	35,439	35,439
Total	$108,368	$459,178	$75,456	$643,002

Commercial Business Lending. At March 31, 2011, the commercial business loan portfolio totaled $85.5 million or 12.4% of total loans. The decline in commercial business loans is primarily due to lower utilization on lines of credit by commercial customers as a result of the weak economic conditions coupled with several large principal paydowns on existing loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Other Real Estate Mortgage Lending.  At March 31, 2011, the other real estate lending portfolio totaled $462.0 million, or 67.19% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail and assisted living facilities (collectively “commercial real estate loans”); as well as multi-family loans primarily located in our market area. As a result of the contraction in the real estate market, the Company has ceased the origination of new land acquisition and development loans. At March 31, 2011, owner occupied properties accounted for 29% of the Company’s commercial real estate portfolio and non-owner occupied properties accounted for 71%.

Commercial real estate loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans. As a result, commercial real estate, including multi-family, loans are generally priced at a higher rate of interest than residential one-to-four family loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Loans are secured by first mortgages and often require specified debt service coverage (“DSC”) ratios depending on the characteristics of the collateral. The Company generally imposes a minimum DSC ratio of 1.20 for loans secured by income producing properties. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, DSC ratio and other factors.

The Company actively pursues commercial real estate loans; however, new loan originations were lower in fiscal year 2011 reflecting the weak economic conditions resulting in weak loan demand and a decline in creditworthy borrowers. At March 31, 2011, the Company had four commercial real estate loans totaling $1.4 million on non-accrual status. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchase and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sale to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. Strong demand for housing led to loan growth in this category in recent years. However, the recent downturn in real estate has slowed lot and home sales within the Company’s markets. This has impacted certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values. The Company has focused on reducing these loans during the past two fiscal years and plans to continue to reduce these portfolios. At March 31, 2011, land acquisition and development loans totaled $55.3 million, or 8.04% of total loans compared to $74.8 million, or 10.18% of total loans at March 31, 2010. The largest land acquisition and development loan had an outstanding balance at March 31, 2011 of $6.4 million and was performing according to its original repayment terms. With the exception of three loans totaling $8.6 million, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2011, the Company had four land acquisition and development loans totaling $2.9 million on non-accrual status.

Real Estate Construction.  The Company originates three types of residential construction loans: (i) speculative construction loans, (ii) custom/presold construction loans and (iii) construction/permanent loans. The Company also originates construction loans for the development of business properties and multi-family dwellings. All of the Company’s real estate construction loans were made on properties located in Washington and Oregon.

The composition of the Company’s construction loan portfolio including undisbursed funds at March 31, 2011 was as follows:

	At March 31,
	2011		2010
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$17,322	40.19%	$31,209	35.20%
Commercial/multi-family construction	19,684	45.67	47,975	54.11
Custom/presold construction	2,609	6.05	1,531	1.73
Construction/permanent	3,489	8.09	7,941	8.96
Total	$43,104	100.00%	$88,656	100.00%

(1) Includes undisbursed funds of $15.8 million and $13.2 million at March 31, 2011 and 2010, respectively.

The Company has remained diligent in managing its construction loan portfolio and has continued to be successful at reducing its overall exposure to residential construction and commercial construction loans. At March 31, 2011, the balance of the Company’s construction loan portfolio, including loan commitments, was $43.1 million compared to $88.7 million at March 31, 2010. The $45.6 million reduction was a result of loan repayments, charge-offs and foreclosures reflecting the Company’s efforts to reduce its exposure to these types of loans. The Company plans to continue its focus on aggressively managing its construction loan portfolio in fiscal year 2012. Additionally, the Company has significantly slowed the origination of new construction loans. In general, the Company is only originating new construction loans to facilitate the sale of existing loans or real estate owned (“REO”) properties; or on a very limited basis to selected borrowers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. Included in speculative construction loans are loans to finance the construction of townhouses and condominiums. At March 31, 2011, loans for the construction of townhouses and condominiums totaled $2.7 million and $10.8 million, respectively. At March 31, 2011, the Company had four borrowers with aggregate outstanding loan balances of more than $1.0 million, which totaled $12.1 million (the largest of which was $5.6 million) and were secured by properties located in the Company’s market area. At March 31, 2011, three speculative construction loans totaling $4.2 million were on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2011	(In thousands)

Land development	$6,074	$4,159	$36,183	$-	$8,842	$55,258
Speculative construction	2,118	8,491	5,716	149	-	16,474
Total land and spec construction	$8,192	$12,650	$41,899	$149	$8,842	$71,732

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2011, the largest custom construction loan had an outstanding balance of $958,000 and was performing according to the original repayment terms. The largest presold construction loan had an outstanding balance of $235,000 and was performing according to the original repayment terms. At March 31, 2011, the Company had no presold construction loans or custom construction loans on non-accrual status.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate and for adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2011, the largest outstanding construction/permanent loan had an outstanding balance of $503,000 and was performing according to its original repayment terms. At March 31, 2011, the Company had no construction/permanent loans on non-accrual status.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2011, such loans totaled $8.6 million, or 31.4% of total real estate construction loans and 1.3% of total loans. Borrowers may be the business owner/occupier of the building who intends to operate its business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2011, the largest commercial construction loan had a balance of $3.2 million and was performing according to its original repayment terms. At March 31, 2011, the Company had no commercial construction loan on non-accrual status.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Our real estate construction and land acquisition loans are based upon estimates of costs and the value of the completed project.”

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

Consumer Lending. Consumer loans totaled $112.7 million at March 31, 2011. Consumer lending is comprised of one-to-four family mortgage loans, home equity lines of credit, land loans to consumers for the future construction of one-to-four family homes, totaling $110.4 million, and other secured and unsecured consumer loans, totaling $2.3 million at March 31, 2011.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index.  At March 31, 2011, the Company had seven one-to-four family loans totaling $957,000 on non-accrual status. All of these loans were located in Oregon and Washington.

During fiscal year 2011, the Company made the decision to increase its one-to-four family loan portfolio with a focus on increasing certain high-quality mortgages. The Bank has a mortgage program in place that offers competitive loan pricing for borrowers that meet our new increased underwriting standards for loan-to-value, credit scores, debt to income ratios and job history.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2011, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2011 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$45,554	$17,969	$9,069	$12,706	$213	$85,511
Other real estate mortgage	83,027	51,419	71,610	245,234	10,665	461,955
Real estate construction	25,993	747	262	383	-	27,385
Total commercial & construction	154,574	70,135	80,941	258,323	10,878	574,851
Consumer:
Real estate one-to-four family	5,086	10,811	2,458	13,220	78,862	110,437
Other installment	127	483	710	933	36	2,289
Total consumer	5,213	11,294	3,168	14,153	78,898	112,726
Total loans	$159,787	$81,429	$84,109	$272,476	$89,776	$687,577

The following table sets forth the dollar amount of all loans due after one year from March 31, 2011, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$24,073	$15,884	$39,957
Other real estate mortgage	74,555	304,373	378,928
Real estate construction	-	1,392	1,392
Total commercial and construction	98,628	321,649	420,277
Consumer:
Real estate one-to-four family	62,561	42,790	105,351
Other installment	1,547	615	2,162
Total consumer	64,108	43,405	107,513
Total loans	$162,736	$365,054	$527,790

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2011, the Company had outstanding commitments to originate loans of $8.1 million, compared to $12.4 million at March 31, 2010.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs three commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a fee of approximately 0.55% of the loan amount. During the year ended March 31, 2011, brokered loans totaled $41.5 million (including $21.3 million brokered to the Company), compared to $90.5 million of brokered loan in fiscal year 2010. Gross fees of $252,000 (excluding the portion of fees shared with the commissioned brokers) were recognized for the year ended March 31, 2011. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand. Due to a decrease in real estate loan sales activity as compared to fiscal year 2010, during which homeowners took advantage of historically low interest rates and government incentives, our loan volume and amount of fees generated decreased in fiscal year 2011.

Mortgage Loan Servicing.  The Company is a qualified servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2011, total loans serviced for others were $123.4 million, of which $103.4 million were serviced for FHLMC.

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

Nonperforming assets were $39.9 million or 4.65% of total assets at March 31, 2011 compared with $49.3 million or 5.89% of total assets at March 31, 2010. The Company also had net charge-offs totaling $11.7 million during fiscal 2011 compared to $11.2 million during fiscal 2010. Credit quality challenges continue to be centered in residential land acquisition and development loans and speculative construction loans. The continuing relatively weak real estate market in our primary market area resulted in slower sales and excess housing inventory was the primary cause of the continued elevated levels of delinquencies and foreclosures for such loans. While the Company has not engaged in any sub-prime lending programs, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has also contributed to the increased levels of builder and developer delinquencies during recent periods. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and charge-offs in the future.

As noted above, the problem loans identified by the Company have continued to remain concentrated in speculative construction loans and land acquisition and development loans. During the current fiscal year, management continued its focus on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales. At March 31, 2011, the Company’s residential construction and land development loan portfolios were $18.8 million and $55.3 million, respectively as compared to $35.4 million and $74.8 million at March 31, 2010. The percentage of nonperforming loans in the residential construction and land development portfolios was 22.40% and 5.26%, respectively as compared to 33.3% and 16.2%, respectively, a year ago. For the year ended March 31, 2011, the charge-off ratio for the residential construction and land development portfolios was 15.94% and 6.32%, respectively.

Nonperforming loans were $12.3 million or 1.79% of total loans at March 31, 2011 compared with $36.0 million or 4.90% of total loans at March 31, 2010. The decrease in nonperforming loans was due to a general stabilization in the economic environment and an overall improvement in the credit environment, resulting in a slowdown in new problem credits as well as the transfer of loans into REO.  At March 31, 2011, nonperforming loans consisted of thirty loans to twenty-six borrowers ranging in size from $25,000 to $2.1 million. As noted above, land acquisition and development loans and speculative construction loans continue to represent the largest portion of our nonperforming loans, totaling $7.1 million, or 57.7%, of the total nonperforming loan balance at March 31, 2011. The remaining balance includes twelve commercial loans to ten borrowers totaling $2.9 million, four commercial real estate loans to four borrowers totaling $1.4 million, and seven residential real estate loans to seven borrowers totaling $957,000. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loans totaling $1.4 million to a Washington borrower who has property located in Southern California. Thirteen of the Company’s nonperforming loans, totaling $9.5 million or 77.2% of total nonperforming loans, were measured for impairment at March 31, 2011. The specific reserve associated with these impaired loans totaled $167,000.

At March 31, 2011, the largest single nonperforming loan totaled $2.1 million. This loan was made to a builder/developer of a condominium project in Multnomah County of Portland, Oregon. Net charge-offs for this property totaled $1.5 million for fiscal year 2011. The Company believes that it is adequately reserved for this loan.

The balance of nonperforming assets included $27.6 million in REO at March 31, 2011. The REO was comprised of single-family homes totaling $3.6 million, residential building lots totaling $8.7 million, commercial real estate property totaling $8.4 million and land development property totaling $6.9 million. Furthermore, included in the $27.6 million in REO is $8.3 million of real estate held for investment by the Company comprised of a single commercial real estate property totaling $6.5 million and residential building lots totaling $1.8 million.  All of the REO properties are located in Oregon and Washington.

As a result of the declining real estate values, the Company had $924,000 in write-downs on existing REO properties during fiscal year 2011; however, gains of $386,000 were recognized on the sale of properties. Total REO sales were $7.6 million during fiscal 2011. Maintenance and operating expenses for these properties totaled $893,000 during fiscal year 2011. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Continued declines in market values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The coverage ratio of allowance for loan losses to nonperforming loans was 121.46% at March 31, 2011 compared to 60.10% at March 31, 2010. This coverage ratio increased from March 31, 2010 primarily as a result of the decrease in nonperforming loans.

At March 31, 2011, the Company had trouble debt restructurings totaling $5.9 million, which were on accrual status. There were no trouble debt restructurings at March 31, 2010.

The following table sets forth information regarding the Company’s nonperforming assets.

	At March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$2,871	$6,430	$6,018	$1,164	$-
Other real estate mortgage	4,289	15,079	7,316	3,892	226
Real estate construction	4,206	11,826	12,720	2,124	-
Consumer	957	2,676	1,329	382	-
Total	12,323	36,011	27,383	7,562	226
Accruing loans which are contractually past due 90 days or more	-	-	187	115	-
Total nonperforming loans	12,323	36,011	27,570	7,677	226
REO	27,590	13,325	14,171	494	-
Total nonperforming assets	$39,913	$49,336	$41,741	$8,171	$226

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2011	(In thousands)

Commercial business	$339	$776	$1,756	$-	$-	$2,871
Commercial real estate	-	634	751	-	-	1,385
Land	-	-	1,525	-	1,379	2,904
Commercial construction	-	-	-	-	-	-
One-to-four family construction	2,118	2,088	-	-	-	4,206
Real estate one-to-four family	-	310	647	-	-	957
Total nonperforming loans	2,457	3,808	4,679	-	1,379	12,323
REO	4,023	8,657	11,017	3,893	-	27,590
Total nonperforming assets	$6,480	$12,465	$15,696	$3,893	$1,379	$39,913

In addition to the nonperforming assets set forth in the table above, at March 31, 2011 and 2010, the Company had other loans of concern totaling $24.2 million and $16.2 million, respectively. Other loans of concern at March 31, 2011 consisted of sixteen loans to thirteen borrowers. Included in other loans of concern at March 31, 2011 are two real estate construction loans totaling $3.9 million (the largest of which was $3.2 million), seven commercial loans totaling $2.0 million (all of which were less than $700,000), three commercial real estate loans totaling $7.7 million (the largest of which was $7.2 million), one multifamily loan totaling $4.7 million and three land acquisition and development loan totaling $5.9 million. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At March 31, 2011, loans delinquent more than 30 days were 1.13% of total loans compared to 1.93% at March 31, 2010. At March 31, 2011, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 1.65%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 0.58%. CRE loans represent the largest portion of our loan portfolio at 53.04% of total loans and the commercial business loans represent 12.44% of total loans.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss (collectively “classified loans”). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When a problem asset is classified by us as a loss, we are required to charge off the asset in the period in which it is deemed uncollectible.

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:

	At or For the Year
	Ended March 31,
	2011	2010
	(In thousands)
Classified loans	$36,389	$52,245

General loss allowances	12,923	13,608
Specific loss allowances	2,045	8,034
Net charge-offs	11,749	11,232

All of the loans on non-accrual status as of March 31, 2011 were categorized as classified loans. Classified loans at March 31, 2011 were made up of five real estate construction loans totaling $8.1 million (the largest of which was $3.2 million), nineteen commercial business loans totaling $4.9 million (the largest of these loans totaling $670,000), seven land acquisition and development loans totaling $8.8 million (the largest of which was $3.4 million), seven one-to-four family real estate loans totaling $957,000, one multi-family loan totaling $4.7 million and seven commercial real estate loans totaling $8.9 million (the largest of which was $7.2 million). The decrease in classified loans reflects the stabilizing economic conditions and the improvements in the Company’s loan portfolio as well as transfers to REO.

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

At March 31, 2011, the Company had an allowance for loan losses of $14.9 million, or 2.18% of total loans. The decrease in the balance of the allowance for loan losses at March 31, 2011 reflects the decreased levels of delinquent and classified loans, stabilizing economic conditions and charge-offs exceeding the provision for loan losses during the year ended March 31, 2011. Nonperforming loans decreased $23.7 million and 30-89 day delinquent loans decreased $6.4 million during the year ended March 31, 2011. Classified assets were $36.4 million at March 31, 2011 compared to $52.2 million at March 31, 2010. The decrease was primarily attributable to the slowdown in new problem loans coupled with resolutions on existing problem assets, including $7.6 million in REO sales and principal paydowns of $10.0 million. Charge-offs primarily relate to loans that were previously considered in our analysis of the adequacy of our allowance for loan losses and specifically reserved for by the Company at March 31, 2010. As a result, a corresponding increase in our allowance for loan losses was not required for these charge-offs.

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

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$21,642	$16,974	$10,687	$8,653	$7,221
Provision for loan losses	5,075	15,900	16,150	2,900	1,425
Recoveries:
Commercial and construction
Commercial business	7	5	25	10	165
Other real estate mortgage	31	1	-	12	-
Real estate construction	7	76	-	-	-
Total commercial and construction	45	82	25	22	165
Consumer
Real estate one-to-four family	11	7	-	-	-
Other installment	2	-	2	17	28
Total consumer	13	7	2	17	28
Total recoveries	58	89	27	39	193
Charge-offs:
Commercial and construction
Commercial business	2,371	2,466	1,311	794	172
Other real estate mortgage	4,404	3,836	5,913	42	-
Real estate construction	4,329	3,737	2,073	-	-
Total commercial and construction	11,104	10,039	9,297	836	172
Consumer
Real estate one-to-four family	682	1,232	361	48	-
Other installment	21	50	232	21	14
Total consumer	703	1,282	593	69	14

Total charge-offs	11,807	11,321	9,890	905	186

Net charge-offs (recoveries)	11,749	11,232	9,863	866	(7)

Balance at end of year	$14,968	$21,642	$16,974	$10,687	$8,653
Ratio of allowance to total loans outstanding at end of year	2.18%	2.95%	2.12%	1.39%	1.25%
Ratio of net charge-offs to average net loans outstanding during year	1.67	1.48	1.24	0.12	-
Ratio of allowance to total nonperforming loans	121.46	60.10	61.57	139.21	3,828.76

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$1,871	12.44%	$3,181	14.76%	$2,668	15.87%	$1,339	14.28%	$1,553	13.18%
Other real estate mortgage	8,870	67.19	10,028	62.52	6,475	55.88	5,415	55.97	4,066	52.19
Real estate construction	820	3.98	5,137	10.27	4,592	17.41	2,092	19.37	2,060	24.01
Consumer:
Real estate one-to-four family	1,294	16.06	1,522	12.10	1,148	10.46	669	9.90	333	10.10
Other installment	45	0.33	52	0.35	61	0.38	64	0.48	63	0.52
Unallocated	2,068	-	1,722	-	2,030	-	1,108	-	578	-
Total allowance for loan loss	$14,968	100.00%	$21,642	100.00%	$16,974	100.00%	$10,687	100.00%	$8,653	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OTS regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2011, no investment securities were held for trading.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2011, the Company’s investment portfolio totaled $8.8 million, primarily consisting of $4.9 million in U.S. agency securities available-for-sale, $1.8 million in mortgage-backed securities available-for-sale, and $916,000 in trust preferred securities available-for-sale. This compares with a total investment portfolio of $10.4 million at March 31, 2010, primarily consisting of $5.0 million in U.S. agency securities available-for-sale, $2.8 million in mortgage-backed securities available-for-sale, and $1.0 million in a collateralized debt obligation (“CDO”) (secured by trust preferred securities issued by other holding companies) available-for-sale. At March 31, 2011, the Company owned no privately issued mortgage-backed securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2011		2010		2009
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
REMICs	$-	-%	$53	0.51%	$348	2.55%
FHLMC mortgage-backed securities	78	0.89	86	0.83	94	0.69
FNMA mortgage-backed securities	112	1.27	120	1.15	128	0.94
Municipal securities	506	5.76	517	4.97	529	3.87
	696	7.92	776	7.46	1,099	8.05
Available for sale (at fair value):
Agency securities	4,864	55.32	5,017	48.21	5,054	37.01
REMICs	433	4.92	556	5.34	685	5.02
FHLMC mortgage-backed securities	1,304	14.83	2,219	21.33	3,310	24.24
FNMA mortgage-backed securities	40	0.45	53	0.51	71	0.52
Municipal securities	540	6.14	743	7.14	2,292	16.78
Trust preferred securities	916	10.42	1,042	10.01	1,144	8.38
	8,097	92.08	9,630	92.54	12,556	91.95
Total investment securities	$8,793	100.00%	$10,406	100.00%	$13,655	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2011.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal securities	$-	-%	$-	-%	$506	4.97%	$540	4.38%

Agency securities	-	-	4,864	1.75	-	-	-	-

REMICs	-	-	-	-	147	5.01	286	1.41
FHLMC mortgage- backed securities	-	-	1,304	4.00	-	-	78	3.21
FNMA mortgage- backed securities	-	-	26	6.56	-	-	126	2.65
Trust preferred securities	-	-	-	-	-	-	916	8.53
Total	$-	-%	$6,194	2.24%	$653	4.98%	$1,946	5.74%

(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale were $6.3 million at March 31, 2011, compared to $6.8 million at March 31, 2010. The decrease was attributable to calls, maturities, scheduled cash flows, and principal paydowns. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. The investment security that the Company recognized a non-cash impairment charge on during the years ended March 31, 2010 and 2009 is a CDO secured by trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the year ended March 31, 2011. Management believes it is possible that a substantial portion of the principal and interest will be received, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2011, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition, historical repayment information, as well as our future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2011 to be $916,000.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the

Company believes that some of the assumptions used by the independent parties were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2011 is reasonable.

In April 2009, accounting guidance was issued on the recognition and presentation of OTTI – see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies." To determine the component of OTTI related to credit losses, the Company compared the amortized cost basis of the security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. The revised expected cash flow estimates were based primarily on an analysis of default rates, prepayment speeds and third-party analytical reports. In determining the expected default rates and prepayment speeds, management evaluated, among other things, the individual issuers financial condition including capital levels, nonperforming asset amounts, loan loss reserve levels, and portfolio composition and concentrations. As a result of this analysis, the Company recorded an adjustment, net of taxes, which decreased accumulated other comprehensive income with a corresponding adjustment to increase beginning retained earnings totaling $1.5 million at March 31, 2009. The Company has not made any subsequent adjustments to other comprehensive income related to OTTI.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2011 and 2010,” “Fair Value of Level 3 Assets,” and Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Business checking accounts increased $11.6 million or 15.4% to $87.0 million at March 31, 2011 from $75.4 million at March 31, 2010. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$91,167	0.00%	$87,508	0.00%	$81,566	0.00%
Interest checking	81,279	0.29	79,444	0.42	86,986	1.13
Regular savings accounts	34,124	0.47	29,526	0.55	27,138	0.55
Money market accounts	214,490	0.86	192,064	1.23	173,853	2.19
Certificates of deposit	287,109	1.51	277,639	2.44	282,055	3.66
Total	$708,169	0.93%	$666,181	1.45%	$651,598	2.34%

Deposit accounts totaled $716.5 million at March 31, 2011 compared to $688.0 million at March 31, 2010. The continuing low interest rate environment has resulted in customers placing their deposits into money market accounts rather than certificates of deposit, permitting them to earn higher interest and maintain investment options for when interest rates increase. Money market accounts increased $26.7 million at March 31, 2011 compared to March 31, 2010.  Savings accounts increased $5.1 million compared to March 31, 2010. For additional information regarding our deposit accounts, see Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

The Company did not have any wholesale-brokered deposits at March 31, 2011 and 2010. The Company continues to put forth a concerted effort to increase its core deposits and to focus deposit growth around customer relationships as opposed to obtaining deposits through the wholesale markets. However, the Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances remained constant since March 31, 2010. Overall, growth in deposits was reduced by a decrease in the average account balances of many of our real estate related customers reflecting the slowdown of home sales and the weak economic environment. Additionally, the Company had $36.6 million, or 5.1% of total deposits, in CDARS and ICS deposits, which were gathered from customers within the Company’s primary market-area. In the first quarter of fiscal 2010, the OTS informed the Company that it was placing a restriction through a Supervisory Letter Directive on the Bank’s ability to increase brokered deposits, including the Bank’s reciprocal CDARS and ICS programs, to no more than 10% of total deposits; however, as a result of the Bank’s continuing improvement in its financial condition, the OTS formally increased this limit to 20% of total deposits during March 2011.

At March 31, 2011 and 2010, deposits from RAMCorp. totaled $22.8 million and $1.9 million, respectively. These deposits were included in interest bearing and non-interest bearing accounts and represent assets under management by RAMCorp. At March 31, 2011, the Company also had $6.2 million in deposits from public entities located in the State of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

During fiscal 2010, the Company enrolled in an internet deposit listing service.  Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2011, the Company had $31.6 million in deposits through this listing service. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2011.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$37,409	0.67%
Over three through six months	29,402	1.14
Over six through 12 months	59,274	1.24
Over 12 Months	39,057	2.01
Total	$165,142	1.28%

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2011, the Bank had no outstanding advances from the FHLB under an available credit facility of $247.7 million, which is limited to available collateral.

The Company also has a borrowing arrangement with the FRB with an available credit facility of $107.9 million, subject to pledged collateral, as of March 31, 2011.  At March 31, 2011, the Bank had no outstanding borrowings from the FRB.

The following tables set forth certain information concerning the Company's FHLB advances and FRB borrowings at the dates and for the periods indicated.

	At March 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances outstanding	$-	$23,000	$37,850
Weighted average rate on FHLB advances	-%	0.64%	2.02%

FRB borrowings outstanding	$-	$10,000	$85,000
Weighted average rate on FRB advances	-%	0.50%	0.25%

	Year Ended March 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$28,000	$23,000	$144,860
Average FHLB advances outstanding	6,877	7,116	115,303
Weighted average rate on FHLB advances	0.73%	1.07%	1.99%

Maximum amounts of FRB borrowings outstanding at any month end	$-	$145,000	$85,000
Average FRB borrowings outstanding	192	85,978	10,000
Weighted average rate on FRB borrowings	0.50%	0.28%	0.25%

At March 31, 2011, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in trust agreements. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date.  The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures and distributions on the corresponding trust preferred securities are also being deferred. The Company continued with the interest deferral at March 31, 2011. As of March 31, 2011, the Company had deferred a total of $1.3 million of interest payments. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2011 and 2010 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 13 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 14 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2011, the Company had 238 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OTS regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2011, the Bank’s investments of $1.1 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $2.5 million in RAMCorp., an 85% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $20,000 for the fiscal year ended March 31, 2011 and total assets of $1.1 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $303,000 for the fiscal year ended March 31, 2011 and total assets of $3.1 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2011, total assets under management totaled $328.1 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	71	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	58	President and Chief Operating Officer
David A. Dahlstrom	60	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	33	Executive Vice President and Chief Financial Officer
John A. Karas	62	Executive Vice President
James D. Baldovin	52	Executive Vice President Retail Banking
Kim J. Capeloto	49	Executive Vice President Marketing and Operations
(1) At March 31, 2011

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

Kevin J. Lycklama is Executive Vice President and Chief Financial Officer of the Company, positions he has held since February 2008. Prior to February 2008, Mr. Lycklama served as Vice President and Controller of the Bank since 2006. Prior to joining Riverview, Mr. Lycklama spent five years with a local public accounting firm advancing to the level of audit manager.  He is responsible for accounting, SEC reporting as well as treasury functions for the Bank and the Company. He holds a Bachelor of Arts degree from Washington State University and is a certified public accountant.

John A. Karas is Executive Vice President of the Bank and also serves as Chairman of the Board, President and CEO of its subsidiary, RAMCorp.  Mr. Karas has been employed by the Company since 1999 and has over 30 years of trust experience.  He is familiar with all phases of the trust business and his experience includes trust administration, trust legal counsel, investments and real estate. Mr. Karas received his B.A. from Willamette University and his Juris Doctor degree from Lewis & Clark Law School’s Northwestern School of Law.  He is a member of the Oregon, Multnomah County and American Bar Associations and is a Certified Trust and Financial Advisor.  Mr. Karas is also active in numerous civic organizations.

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

Kim J. Capeloto is Executive Vice President of Marketing and Operations. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 25 years of banking expertise serving as regional manager for Union Bank of California directing small business and personal banking activities. Mr. Capeloto also served as district manager for Wells Fargo Bank.  Most recently, prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations in the Greater Portland Vancouver metropolitan area.

REGULATION

The following is a brief description of certain laws and regulations, which are applicable to the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 2, 2010 (the “Dodd-Frank Act”). See “Regulation—Dodd-Frank Act” below. Among the more significant changes made by the Dodd-Frank Act, effective July 21, 2011 (with a possible delay of up to six months) (the so-called “Designated Transfer Date”), the OTS will cease to exist as a separate entity and will be merged and become a separate division of the Office of the Comptroller of the Currency (“OCC”), which currently oversees national banks. The OCC will assume the OTS’s role as regulator and supervisor of the Company. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), including imposing federal capital requirements on the Company and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time.

Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Company’s and Bank’s operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC, the Federal Reserve or the SEC, as appropriate.  Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition.  We cannot predict whether any such changes may occur.

General

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Reference in the following discussion to the OTS should generally be read to mean the Federal Reserve or OCC, as appropriate, once the Designated Transfer Date occurs. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. Under certain circumstances the FDIC may also examine the Bank.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.  See “-- Savings and Loan Holding Company Regulations.”

Charter Conversion. The Bank is investigating its various state and federal charter options including the possibility of converting from a federally chartered stock savings bank to a Washington chartered commercial bank and reorganizing the Company as a bank holding company. Such a conversion would be subject to the approval of the Washington Department of Financial Institutions and the Company’s reorganization as a bank holding company would be subject to the approval of the Federal Reserve Bank of San Francisco.

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

In January 2009, the OTS finalized an informal supervisory agreement, a Memorandum of Understanding (“MOU”), which was reviewed and approved by the Board on January 21, 2009. Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%, compared to its current minimum required regulatory tier 1 capital (leverage) ratio of 4% and total risk-based capital ratio of 8%.  As of March 31, 2011, the Bank’s leverage ratio was 11.24% (3.24% over the required minimum) and its risk-based capital ratio was 14.61% (2.61% over the required minimum).  The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses (ALLL); (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan.

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

The Board and Bank management does not believe that either of these agreements have or will constrain the Bank’s business plan and furthermore, believes that the Company and the Bank are currently in compliance with all of the requirements through its normal business operations.  These requirements will remain in effect until modified or terminated by the OTS.  For more information about the MOU and its impact on the Bank, see “Item 1A, Risk Factors – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OTS assessment for the fiscal year ended March 31, 2011 was $297,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At March 31, 2011, the Bank's lending limit under this restriction was $16.0 million and, at that date, the Bank’s largest lending relationship with one borrower was $10.5 million, which consisted of one commercial business loan with an outstanding balance of $2.5 million and one commercial real estate loan with an outstanding balance of $8.0 million, both of which were performing according to their original terms at March 31, 2011.

The OTS’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB.  At March 31, 2011, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. The FHLB has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator as of December 31, 2008, and stated that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has stopped paying a dividend since the fourth quarter of 2008. The Bank is continually monitoring this issue. The FHLB has communicated to its members, including us, that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private label mortgage backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

The FHLBs have continued and continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have in the past affected adversely the level of FHLB dividends paid and could continue to do so in the future if dividend payments resume. These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended March 31, 2011 were $1.6 million. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009 through March 31, 2011, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increased uniformly by three basis points effective January 1, 2011.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The Bank prepaid $5.4 million in FDIC assessments during December 2009, which will be expensed until the prepaid amount has been fully utilized. The balance of the prepaid assessment was $3.2 million at March 31, 2011.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio (the “DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s. For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.04 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTA”) accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Bank are now insured by the FDIC up to $250,000 per account owner.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2011 averaged 5.33 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time. For additional information, see “-Capital Requirements- Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2011, the Bank’s capital ratios met the "well capitalized" standards.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code ("Code").  Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. As of March 31, 2011, the Bank did not meet the QTL test. The Bank is working to regain compliance with the QTL test by increasing its portfolio assets in qualified thrift investments. However, if the Bank elects to change charters, it will no longer be subject to the QTL test.

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

The OTS also has authority to establish individual minimum capital requirements for financial institutions. As previously discussed, in January 2009, the Bank entered into an MOU with the OTS which requires the Bank to achieve and maintain capital levels in excess of the minimum capital standards required under OTS’s Prompt Corrective Actions.  Under the MOU, the Bank must achieve and maintain tier 1 (core) leverage ratio of 8% and total risk-based capital ratio of 12%.  For additional information, see Item 1A, “Risk Factors – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and/or additional regulatory actions” and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank received a satisfactory rating during its most recent examination.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At March 31, 2011, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OTS.

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

Savings and Loan Holding Company Regulations

General.  The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS.  Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

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

Dodd-Frank Act.  On July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation will:

(i)
Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks.

(ii)	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

(iii)
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

(iv)	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

(v)
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion. As a result, this increase is expected to impose more deposit insurance cost on institutions with assets of $10 billion or more.

(vi)
Provide new disclosure and other requirements relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

(vii)
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013, for non-interest bearing transaction accounts and IOLTA accounts at all insured depository institutions.

(viii)	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

(ix)
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

(x)
Eliminate the OTS one year from the date of the new law’s enactment and the OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Company.  In addition, The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. Based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will significantly impact the business of the Company and the Bank and increase compliance costs.

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

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as tier 1 capital and outstanding TARP preferred securities will continue to qualify as tier 1 capital. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and noninterest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. Specifically, the legislation directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act will require Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as banks, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Riverview. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In January 2009, Riverview Community Bank entered into a Memorandum of Understanding or MOU with the OTS. Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%, compared to its current minimum required regulatory tier 1 capital (leverage) ratio of 4% and total risk-based capital ratio of 8%. As of March 31, 2011, the Bank’s leverage ratio was 11.24% (3.24% over the new required minimum) and its risk-based capital ratio was 14.61% (2.61% over the new required minimum). The MOU also requires the Bank to:

•	remain in compliance with the minimum capital ratios contained in the Bank’s business plan;

•	provide notice to and obtain a non-objection from the OTS prior to declaring a dividend;

•	maintain an adequate allowance for loan and lease losses;

•	engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality;

•	submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and

•	obtain written approval of the loan committee and the Board prior to the extension of credit to any borrower with a classified loan.

On June 9, 2009 the OTS issued a Supervisory Letter Directive or SLD to the Bank that restricts its brokered deposits (including CDARS and ICS) to 10% of total deposits. As a result of the Bank’s improving financial condition, the OTS formally increased this limit to 20% of total deposits during March 2011.  At March 31, 2011, March 31, 2010 and June 9, 2009, we did not have any wholesale-brokered deposits. The Bank participates in the CDARS product, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $36.6 million, or 5.1% of total deposits, and $31.9 million, or 4.6% of total deposits, at March 31, 2011 and 2010, respectively.

In October 2009, Riverview entered into a separate MOU with the OTS. Under this agreement, Riverview must, among other things, support the Bank’s compliance with its MOU issued in January 2009. The MOU also requires Riverview to:

•	provide notice to and obtain written non-objection from the OTS prior to declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank;

•	provide notice to and obtain written non-objection from the OTS prior to incurring, issuing, renewing or repurchasing any new debt; and

•
submit to the OTS within prescribed time periods an operations plan and a consolidated capital plan that respectively addresses Riverview’s ability to meet its financial obligations through December 2012 and how the Bank will maintain capital ratios mandated by its MOU.

The MOUs and SLD will remain in effect until stayed, modified, terminated or suspended by the OTS.  If the OTS were to determine that Riverview or the Bank were not in compliance with their respective MOUs, it would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of Riverview or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of Riverview and the Bank have been taking action and implementing programs to comply with the requirements of the MOU and SLD. Although compliance with the MOUs and SLD will be determined by the OTS, management believes that Riverview and the Bank have complied in all material respects with the provisions of the MOUs and SLD required to be complied with as of the date of this prospectus, including the capital requirements and restrictions on brokered deposits imposed by the OTS.  The OTS may determine, however, in its sole discretion that the issues raised by the MOUs and SLD have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at Riverview or the Bank and negatively affect our ability to implement our business plan, pay dividends on or our common stock the value of our common stock as well as our financial condition and results of operations.

The current weak economy in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

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

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2011, construction loans totaled $27.4 million, or 4.0% of our total loan portfolio, of which $18.8 million were for residential real estate projects. Approximately $2.3 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land loans, which are loans made with land as security, totaled $55.3 million, or 8.0%, of our total loan portfolio at March 31, 2011. Land loans include raw land and land acquisition and development loans.  In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been.  Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2011, $71.7 million of our construction and land loans were for speculative construction loans. $7.1 million, or 9.9%, of our speculative construction and land loans were nonperforming at March 31, 2011.

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

At March 31, 2011, we had $406.7 million of commercial and multi-family real estate mortgage loans, representing 59.1% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $335.3 million balance in commercial real estate loans at March 31, 2011 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2011, we had $85.5 million or 12.4% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended March 31, 2011 and 2010 we recorded a provision for loan losses of $5.1 million and $15.9 million, respectively. We also recorded net loan charge-offs of $11.7 million and $11.2 million for the fiscal years ended March 31, 2011 and 2010, respectively. During these last two fiscal years, we experienced increasing loan delinquencies and credit losses. With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the

Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 57.7% of our nonperforming loan balance at March 31, 2011.  At March 31, 2011 our total nonperforming assets had decreased to $39.9 million compared to $49.3 million at March 31, 2010.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.18% of gross loans held for investment and 121.46% of nonperforming loans at March 31, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as REO, and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become increasingly volatile in recent years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.

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

Increases in deposit insurance premiums and special FDIC assessments negatively impact our earnings.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us.  In addition, the OTS has limited our ability to use brokered deposits as a source of liquidity by restricting them to not more than 20% of our total deposits.

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

Decreased volumes and lower gains on sales and brokering of mortgage loans could adversely impact net income.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements under the Bank’s MOU. Nonetheless, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Should we elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

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

We performed our annual goodwill impairment test during the quarter-ended December 31, 2010, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject. Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

Provisions of the Dodd-Frank Act restricting bank interchange fees may negatively affect our revenues and earnings.

Under the Dodd-Frank Act, the Federal Reserve must adopt rules regarding the interchange fees that may be charged with respect to electronic debit transactions, to take effect one year after enactment. The limits to be placed on debit interchange fees may significantly reduce Riverview Community Bank’s debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to Riverview Community Bank and other credit card companies and card-issuing banks for processing electronic payment transactions. The Dodd-Frank Act provides the Federal Reserve with authority over interchange fees received or charged by a card issuer and requires that fees must be “reasonable and proportional” to the costs of processing such transactions. Although final rules have not yet been adopted, this provision of the Dodd-Frank Act and the applicable rules ultimately issued under the Act are expected to cause significant reductions in future card-fee revenues generated by Riverview Community Bank, while also creating meaningful compliance costs.

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

At March 31, 2011, we owned $7.4 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. If any of these risks occur, it could result in material adverse consequences for us.

Our assets include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At March 31, 2011, the net deferred tax asset was approximately $9.4 million. The net deferred tax asset resulted mainly from loan loss provisions and REO write-downs, neither of which is currently deductible for federal income tax reporting purposes. The deferred tax asset balance at March 31, 2011 attributable to our loan loss reserves and REO write-downs was $5.4 million and $2.8 million, respectively.

We regularly review our net deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at March 31, 2011 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our earnings or increase our net loss.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended December 31, 2008 and we do not know if we will resume the payment of dividends in the future. In addition, under the terms of the October 2009 MOU the payment of dividends by Riverview to its shareholders is subject to the prior written non-objection of the OTS.  As an entity separate and distinct from the Bank, Riverview derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, Riverview is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock and service the interest payments on its trust preferred security. The inability to receive dividends from the Bank could have a material adverse effect on Riverview’s business, financial condition and results of operations. The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. The Bank does not currently meet these regulatory requirements. As discussed above, under its January 2009 MOU, the Bank may not pay dividends to Riverview without prior notice to the OTS, which also limits Riverview’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

In the first quarter of fiscal 2011, we elected to defer regularly scheduled interest payments on our outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. There are currently two separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee from Riverview. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including the deferred interest, and Riverview may not, among other things, pay cash dividends on or, with limited exceptions, repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or are junior to the junior subordinated debentures.

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

As long as we defer interest payments, we will likely have greater difficulty in obtaining financing and have fewer financing sources. In addition, the market value of our common stock may be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center, opened in 2006, is also located in Vancouver, Washington (both offices are leased).  At March 31, 2011, the Bank had 10 offices located in Clark County (five of which are leased), one office in Cowlitz County, two offices in Klickitat County, and one office in Skamania County.  The Bank also had two offices in Multnomah County (one of which is leased), and one office in Marion County.  During fiscal year March 31, 2010, the Company sold two of its branches and immediately entered into lease agreements for both locations.

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

Item 4.  [Removed and Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2011, there were 22,471,890 shares of Company common stock issued and outstanding, 827 stockholders of record and an estimated 2,296 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OTS imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Bank is required to provide notice to and receive the non-objection of the OTS prior to declaring a dividend pursuant to the terms of an MOU. See Item 1A, “Risk Factors – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Item 1, “Regulation – Federal Regulation of Savings Associations – Limitations on Capital Distributions.” In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2011 and 2010 fiscal years.  At March 31, 2011, there were 22 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.

Fiscal Year Ended March 31, 2011	High	Low	Cash Dividends Declared

Quarter ended March 31, 2011	$3.21	$2.69	$-
Quarter ended December 31, 2010	2.80	2.00	-
Quarter ended September 30, 2010	2.49	1.73	-
Quarter ended June 30, 2010	3.81	2.24	-

Fiscal Year Ended March 31, 2010	High	Low	Cash Dividends Declared

Quarter ended March 31, 2010	$2.94	$2.21	$-
Quarter ended December 31, 2009	3.93	2.24	-
Quarter ended September 30, 2009	4.32	2.95	-
Quarter ended June 30, 2009	3.90	2.63	-

Stock Repurchase

Shares are repurchased from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions.

The Company did not repurchase any shares of common stock for the years ended March 31, 2011, 2010 or 2009.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Riverview Bancorp, Inc., the S&P 500 Index
and the NASDAQ Bank Index

140
120
100
80
60
40
20
0
Index Value
3/31/06
3/31/07
3/31/08
3/31/09
3/31/10
3/31/11
Riverview Bancorp, Inc.
S & P 500
NASDAQ Bank

	3/31/06*	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11

Riverview Bancorp, Inc.	100.00	122.45	79.27	31.32	18.61	24.60
S & P 500	100.00	111.83	106.15	65.72	98.43	113.83
NASDAQ Bank	100.00	101.19	80.28	48.67	64.45	64.85

*$100 invested on 3/31/06 in stock or index-including reinvestment of dividends

Copyright © 2011, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2011, 2010, 2009, 2008 and 2007 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2011	2010	2009	2008	2007
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$859,263	$837,953	$914,333	$886,849	$820,348
Loans receivable, net	672,609	712,837	784,117	756,538	682,951
Loans held for sale	173	255	1,332	-	-
Mortgage-backed securities held to maturity	190	259	570	885	1,232
Mortgage-backed securities available for sale	1,777	2,828	4,066	5,338	6,640
Cash and interest-bearing deposits	51,752	13,587	19,199	36,439	31,423
Investment securities held to maturity	506	517	529	-	-
Investment securities available for sale	6,320	6,802	8,490	7,487	19,267
Deposit accounts	716,530	688,048	670,066	667,000	665,405
FHLB advances	-	23,000	37,850	92,850	35,050
Federal Reserve Bank advances	-	10,000	85,000	-	-
Shareholders’ equity	106,944	83,934	88,663	92,585	100,209

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest income	$43,214	$46,262	$52,850	$60,682	$61,300
Interest expense	8,052	11,376	19,183	25,730	24,782
Net interest income	35,162	34,886	33,667	34,952	36,518
Provision for loan losses	5,075	15,900	16,150	2,900	1,425
Net interest income after provision for loan losses	30,087	18,986	17,517	32,052	35,093
Gains from sale of loans, securities and real estate owned	779	1,032	729	368	434
Impairment on investment security	-	(1,003)	(3,414)	-	-
Other non-interest income	7,110	7,237	8,215	8,514	8,600
Non-interest expenses	31,496	34,973	27,259	27,791	26,353
Income (loss) before income taxes	6,480	(8,721)	(4,212)	13,143	17,774
Provision (benefit) for income taxes	2,165	(3,277)	(1,562)	4,499	6,168
Net income (loss)	$4,315	$(5,444)	$(2,650)	$8,644	$11,606
Earnings per share:
Basic	$0.24	$(0.51)	$(0.25)	$0.79	$1.03
Diluted	0.24	(0.51)	(0.25)	0.79	1.01
Dividends per share	-	-	0.135	0.42	0.395

	At or For the Year Ended March 31,
	2011	2010	2009	2008	2007

KEY FINANCIAL RATIOS:
Performance Ratios:
Return (loss) on average assets	0.51%	(0.62)%	(0.29)%	1.04%	1.43%
Return (loss) on average equity	4.29	(6.00)	(2.85)	8.92	11.88
Dividend payout ratio (1)	-	-	(54.00)	53.16	38.35
Interest rate spread	4.46	4.19	3.73	4.09	4.37
Net interest margin	4.64	4.39	4.08	4.66	5.01
Non-interest expense to average assets	3.70	3.97	3.02	3.34	3.24
Efficiency ratio (2)	73.16	82.97	69.54	63.40	57.85

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	116.86	114.21	114.85	116.75	118.96
Allowance for loan losses to total net loans at end of period	2.18	2.95	2.12	1.39	1.25
Allowance for loan losses to nonperforming loans	121.46	60.10	61.57	139.21	3,828.76
Net charge-offs to average outstanding loans during the period	1.67	1.48	1.24	0.12	-
Ratio of nonperforming assets to total assets	4.65	5.89	4.57	0.92	0.03
Ratio of nonperforming loans to total loans	1.79	4.90	3.44	1.00	0.03

Capital Ratios:
Total capital to risk-weighted assets	14.61	12.11	11.46	10.99	11.38
Tier 1 capital to risk-weighted assets	13.35	10.85	10.21	9.78	10.22
Leverage ratio	11.24	9.84	9.50	9.29	9.60

(1)	Dividends per share divided by earnings (loss) per share
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

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s Consolidated Financial Statements.  The Company has identified policies that due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company’s Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of investment securities, the valuation of real estate owned (“REO”) and foreclosed assets, goodwill valuation and the calculation of income taxes.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussions and Analysis contained herein and in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” describes generally the Company’s accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company’s Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to: if the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or a trouble debt restructure. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

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

Although the determination of whether an impairment is other-than-temporary involves significant judgment, the underlying principle used is based on positive evidence indicating that an investment’s carrying value is recoverable within a reasonable period of time outweighs negative evidence to the contrary.  Evidence that is objectively determinable and verifiable is given greater weight than evidence that is subjective and or not verifiable. Evidence based on future events will generally be less objective as it is based on future expectations and therefore is generally less verifiable or not verifiable at all.  Factors considered in evaluating whether a decline in value is other-than-temporary include, (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer and (c) the Company’s intent and ability to retain the investment for a period of time. Other factors that may be considered include the ratings by recognized rating agencies; capital strength and other near-term prospects of the issuer and recommendation of investment advisors or market analysts.  In situations in which the security’s fair value is below amortized cost but it continues to be probable that all contractual terms of the security will be satisfied, the decline is solely attributable to noncredit factors, and the Company asserts that it has positive intent and ability to hold that security to maturity, no OTTI is recognized.

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

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Operating Strategy

Fiscal year 2011 marked the 88th anniversary since the Bank began operations in 1923.  The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2011, commercial and construction loans represented 83.6% of total loans. Commercial lending including commercial real estate has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability.

The primary business strategy of the Company is to provide comprehensive banking and related financial services within its local communities. The Company’s growing commercial customer base has enjoyed new products and the improvements in existing products. These new products include business checking, internet banking, remote deposit capture, expanded cash management services, bankcard merchant services, CDARS and ICS deposit offerings and new loan products including loans targeted to medical professionals. Retail customers have benefited from expanded choices ranging from additional automated teller machines, consumer lending products, checking accounts, debit cards, 24 hour account information service and internet banking.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2011, has negatively affected the economy in our market area. As a result, the Company experienced a decline in the values of real estate collateral supporting its construction real estate and land acquisition and development loans, and experienced increased loan delinquencies and defaults. In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting the balance sheet by reducing loan receivables, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders. In addition, during fiscal 2011, the Company raised additional capital of $18.8 million in net proceeds through an underwritten public offering of its common stock.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. During the fiscal year ended March 31, 2011, nonperforming assets decreased from $49.3 million at March 31, 2010 to $39.9 million at March 31, 2011. Likewise, nonperforming loans decreased from $36.0 million at March 31, 2010 to $12.3 million at March 31, 2011. The Company has continued to reduce its exposure to land development and speculative construction loans which represented $7.1 million or 57.7% of its nonperforming loans at March 31, 2011 as compared to $23.9 million or 66.0% of its nonperforming loans at March 31, 2010. The total land development and speculative construction loan portfolios declined to $71.7 million compared to $105.4 million a year ago.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $328.1 million at March 31, 2011 compared to $279.5 million at March 31, 2010.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including FHLB and FRB advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Branch deposits have remained constant during the past fiscal year, however, advances from the FHLB and FRB decreased from $33.0 million at March 31, 2010 to none at March 31, 2011.

Recruiting and Retaining Highly Competent Personnel with a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees. During fiscal year 2011, the Company hired additional talented and experienced bankers, including an executive vice president of operations and marketing, director of medical banking and two additional commercial bankers. Management believes the addition of these professionals will allow the Company to capitalize on growth opportunities in the coming fiscal year.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its current market area to grow its franchise.  The Company anticipates organic growth, through its marketing efforts targeted to take advantage of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branches and FDIC-assisted whole bank transactions that meet its investment and market objectives.  The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past seven years.  The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people.  The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. The Company currently has no arrangements, agreements or understandings related to any acquisition or de novo branching.

Comparison of Financial Condition at March 31, 2011 and 2010

At March 31, 2011, the Company had total assets of $859.3 million compared with $838.0 million at March 31, 2010.  The increase in total assets was part of the Company’s strategic plan to improve the Company’s liquidity position by increasing cash and short-term investments.

Cash, including interest-earning accounts, totaled $51.8 million at March 31, 2011, compared to $13.6 million at March 31, 2010.  The $38.2 million increase was attributable to the Company’s planned balance sheet restructuring strategy and the Company’s decision to increase its liquidity position for regulatory and asset-liability purposes. As a part of this strategy, beginning in fiscal year 2011, the Company began investing in short-term certificates of deposit.  At March 31, 2011, certificates of deposits held for investments totaled $14.9 million. The increase in cash was also attributable to the increase in deposit balances and the decline in loans receivable during this period. Additionally, the $18.8 million raised in the Company’s common stock offering resulted in an increase in cash balances.

Investment securities available-for-sale totaled $6.3 million at March 31, 2011, compared to $6.8 million at March 31, 2010.  The $482,000 decrease was attributable to called securities, principal paydowns and fair market value adjustments. During the fiscal year ended March 31, 2011, the Company had no OTTI charges on investment securities compared to a $1.0 million OTTI charge in the prior fiscal year. For additional information on our Level 3 fair value measurements see “-Fair Value of Level 3 Assets”.

Mortgage-backed securities available-for-sale totaled $1.8 million at March 31, 2011, compared to $2.8 million at March 31, 2010.  The $1.0 million decrease was a result of principal repayments. The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $672.6 million at March 31, 2011, compared to $712.8 million at March 31, 2010, a 5.6% decrease due primarily to continuing weak loan demand in the Company’s primary market area and the Company’s planned balance sheet restructuring strategy, which included reducing the loan portfolio to preserve capital and liquidity. This reduction was accomplished primarily through a decrease in the land acquisition and development and residential construction loan portfolios, which were reduced $36.2 million since March 31, 2010. The balances in the commercial construction and commercial business loan portfolios also decreased by $31.4 million and $22.9 million, respectively, since March 31, 2010. The decline in the loan portfolio was a result of a combination of loan payoffs, principal repayments, a reduced emphasis on lending in certain sectors of the loan portfolio as new loan production was curtailed due to the weak economy and reduced demand from creditworthy borrowers, transfer of loans to REO and loan charge-offs. The Company’s strategy concerning future loan growth is focused on commercial business loans, owner occupied commercial real estate loans and certain high quality one-to-four family mortgage loans. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area.  Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no option adjustable-rate mortgage (ARM), teaser, or sub-prime residential real estate loans in its portfolio.

Prepaid expenses and other assets were $5.9 million at March 31, 2011 compared to $7.9 million at March 31, 2010. The decrease was primarily due to the amortization of prepaid FDIC insurance premiums of $1.5 million.  The Bank prepaid FDIC insurance assessments for the calendar years 2010, 2011 and 2012.

Goodwill was $25.6 million at March 31, 2011 and 2010.  The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2010.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts totaled $716.5 million at March 31, 2011 compared to $688.0 million at March 31, 2010. Core branch deposits (comprised of all demand, savings, interest checking accounts, time deposits, excluding, Trust account deposits,

IOLTA, public funds and internet-based deposits) account for 91.1% of total deposits at March 31, 2011, compared to 94.8% at March 31, 2010. The decrease in the percentage of core branch deposits was primarily a result of an increase in Trust deposit accounts by $20.9 million. At March 31, 2011 and 2010, there were no brokered deposits (exclusive of CDARS and ICS deposits). The Company plans to continue its focus on the growth of customer branch deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

The Bank did not have any FRB or FHLB advances at March 31, 2011 compared to $10.0 million and $23.0 million, respectively, at March 31, 2010. The $33.0 million decrease in total borrowings was attributable to the Company’s increase in deposit balances, planned decrease in loan balances and additional funds resulting from the completion of its common stock offering.

Shareholders' equity increased $23.0 million to $106.9 million at March 31, 2011 from $83.9 million at March 31, 2010. The increase in equity was primarily a result of the $18.8 million in net proceeds from the common stock offering and net income of $4.3 million for the year ended March 31, 2011.

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

An interim impairment test was not deemed necessary as of March 31, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2011, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

At March 31, 2011, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment.  Additionally, the Company believes that some of the assumptions used were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2011 is reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2011.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Years Ended March 31, 2011 and 2010

Net Income or Loss.  Net income was $4.3 million, or $0.24 per diluted share for the year ended March 31, 2011, compared to a net loss of $5.4 million, or $0.51 per diluted share for the year ended March 31, 2010. The increase in earnings reflects the current stabilization of the economic environment, which contributed to the significant decreases in the provision for loan losses and costs associated with REO properties compared to the prior year.

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

Net interest income for fiscal year 2011 was relatively unchanged at $35.2 million, representing a $276,000, or a 0.79% increase, from $34.9 million in fiscal year 2010.  The net interest margin for the fiscal year ended March 31, 2011 was 4.64% compared to 4.39% for the same prior year period. This increase was primarily the result of a decrease in the Company’s deposit and borrowing costs.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.86% for the fiscal year ended March 31, 2011 compared to 114.21% for the fiscal year ended March 31, 2010, which indicates that the interest-earning asset growth was being funded more by capital and non-interest-bearing demand deposits as compared to interest-bearing liabilities. Generally, the Company’s balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive.  However, due to a significant number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. During the year ended March 31, 2011, the Company made progress in reducing its deposit and borrowing costs resulting in improved net interest margin. While we do not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rates and as existing long term deposits renew upon maturity and reprice to a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, the relationship of short term and long term interest rates and changes in interest rate spreads.

Interest Income.  Interest income was $43.2 million for the fiscal year ended March 31, 2011 compared to $46.3 million for the fiscal year ended March 31, 2010. The decrease in interest income was due primarily to the decrease in the average balance of loans receivable. Average interest-bearing assets decreased $37.3 million to $758.8 million for fiscal year 2011 from $796.2 million for fiscal year 2010. The decrease in average loan balances was due to the Company’s efforts to realign its balance sheet and reduce its loan portfolio as part of the Company’s capital and liquidity strategy. The yield on interest-earning assets was 5.70% for fiscal year 2011 compared to 5.82% for fiscal year 2010. During the years ended March 31, 2011 and 2010, the Company reversed $216,000 and $757,000, respectively, of interest income on nonperforming loans. Other interest and dividend income increased $130,000 to $210,000 for fiscal year 2011 compared to $80,000 for fiscal year 2010. This increase was primarily due to the increase in short-term certificates of deposit during fiscal year 2011, which generated interest income of $111,000 that was not present during fiscal year 2010.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2011 totaled $8.1 million, a $3.3 million or 29.2% decrease from $11.4 million for the fiscal year ended March 31, 2010. The decrease in interest expense was the result of declining deposit costs, primarily due to certificates of deposit repricing at lower current rates, and reduced borrowing costs attributable to the repayment of our FHLB and FRB borrowings. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased from 1.67% for the year ended March 31, 2010 to 1.06% for the year ended March 31, 2011.  The weighted average interest rate of FHLB borrowings decreased from 1.07% for the year ended March 31, 2010 to 0.73% for the year ended March 31, 2011. Average borrowings from the FHLB and FRB decreased from $93.1 million during fiscal year 2010 to $7.1 million during fiscal year 2011. The Company’s FHLB borrowings were fully paid off during August 2010 while the Company’s FRB borrowings were paid off in April 2010.

Provision for Loan Losses. The provision for loan losses for fiscal year 2011 was $5.1 million, compared to $15.9 million for the same period in the prior year. The decrease in the provision for loan losses was primarily a result of a decrease in the level of delinquent and classified loans compared to prior year as well as the stabilizing economic conditions. Recent appraisals received by the Company have reflected a stabilization in real estate values and less severe declines in land development projects. However, despite these improvements, the provision for loan losses continues to reflect higher levels of classified loans, delinquencies, nonperforming loans and net charge-offs compared to historical experiences. These conditions are primarily the result of a slowdown in residential real estate sales that affected among others, homebuilders and developers. This slowdown in home sales coupled with declining real estate values has significantly affected these borrowers’ liquidity and ability to repay loans. The Company’s problem loans continue to be concentrated in land acquisition and development loans.

Net charge-offs for the year ended March 31, 2011 were $11.7 million, compared to $11.2 million for the same period last year. The net charge-offs were primarily attributable to the charge-off of land and lot loans totaling $4.1 million, speculative construction loans totaling $4.3 million and commercial business loans totaling $2.4 million for the year ended March 31, 2011. Net charge-offs to average net loans for the year ended March 31, 2011 were 1.67%, compared to 1.48% for the same period last year. Net charge-offs exceeded the provision for loan losses for the year ended March 31, 2011, which resulted in the overall decrease in the allowance for loan losses compared to the prior year. Charge-offs primarily relate to loans that were previously considered in our analysis of the adequacy of our allowance for loan losses and specifically reserved for by the Company at March 31, 2010. As a result, a corresponding increase in our allowance for loan losses was not required for these charge-offs. Nonperforming loans decreased to $12.3 million at March 31, 2011 compared to $36.0 million at March 31, 2010. The ratio of allowance for loan losses to total loans was 2.18% at March 31, 2011, compared to 2.95% at March 31, 2010.  The allowance as a percentage of nonperforming loans increased to 121.5% at March 31, 2011, compared to 60.1% at March 31, 2010. This ratio increased due to the overall decrease in nonperforming loans.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2011, the Company had identified $27.4 million of impaired loans. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $8.7 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $18.7 million have specific valuation allowances totaling $2.0 million. Based on its comprehensive analysis, management deemed the allowance for loan losses of $15.0 million at March 31, 2011 (2.18% of total loans and 121.46% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income.  Non-interest income increased $623,000 to $7.9 million for the year ended March 31, 2011 from $7.3 million for the same period in 2010. The increase in non-interest income was primarily due to a $1.0 million OTTI charge on a pooled trust preferred security taken for the year ended March 31, 2010 while there was no similar OTTI charge for the year ended March 31, 2011. Gain on sale of loans held for sale decreased $494,000 for the year ended March 31, 2011 compared to the same period in prior year. The decrease was due to the decrease in real estate loan sales activity the Company experienced during fiscal year 2011 compared to fiscal year 2010 as homeowners took advantage of the historically low interest rates and government incentives during fiscal year 2010. The decrease was also attributable to the Company’s decision to hold single-family residential mortgage loans in its portfolio as opposed to selling these loans to FHLMC. Broker loan fees decreased by $533,000 in fiscal year 2011 compared to the year ended March 31, 2010 primarily as a result the slowdown in real estate loan sales. These decreases were offset by asset management fees which increased $194,000 for the year ended March 31, 2011 compared to the same prior year period. The increase in asset management fees was a result of the increase in assets under management of RAMCorp., which totaled $279.5 million at March 31, 2010 compared to $328.1 million at March 31, 2011.

Non-Interest Expense.  Non-interest expense decreased $3.5 million to $31.5 million for fiscal year ended March 31, 2011 compared to $35.0 million for fiscal year ended March 31, 2010. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs. Additionally, the Company has increased certain expenses including salaries and employee benefits and advertising expenses as the Company has hired several new professionals to position the Company for future growth opportunities and also resumed some employee incentive programs. The Company has increased the number of full-time equivalent employees from 233 at March 31, 2010 to 238 at March 31, 2011.

The principal component of the decrease in the Company’s non-interest expense was due to the decrease in REO related expenses (which includes operating costs, write-downs and losses on the disposition of property) of $4.6 million. REO related expense will remain elevated compared to historical levels due to the higher REO balances as compared to previous years.

The Company’s FDIC deposit insurance premiums were $1.6 million for the year ended March 31, 2011, compared to $1.9 million for same prior year period. The decrease was a result of a $417,000 special assessment paid in fiscal year 2010. The FDIC insurance premiums are higher than historical amounts as a result of an industry wide increase in FDIC insurance premiums.

Income Taxes.  The provision for income taxes was $2.2 million for the year ended March 31, 2011 compared to a benefit for income taxes of $3.3 million for the year ended March 31, 2010.  The effective tax rate for fiscal year 2011 was 33.4% compared to 37.6% for fiscal year 2010. When the Company incurs a pre-tax loss, its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2010 and 2009

Net Income or Loss.  Net loss was $5.4 million, or $0.51 per diluted earning share for the year ended March 31, 2010, compared to a net loss of $2.7 million, or $0.25 per diluted share for the year ended March 31, 2009. The decrease in earnings was a result of the deterioration in economic conditions including a downturn in the housing markets and a decline in real estate values. These conditions resulted in an increase in the provision for loan losses, an increase in FDIC insurance premiums and an increase in cost associated with REO properties.

Net Interest Income.  Net interest income for fiscal year 2010 was $34.9 million, representing a $1.2 million, or a 3.6% increase, from $33.7 million in fiscal year 2009.  The net interest margin for the fiscal year ended March 31, 2010 was 4.39% compared to 4.08% for the same prior year period. This increase was primarily the result of a decrease in the Company’s deposit and borrowing costs.

Interest Income.  Interest income was $46.3 million for the fiscal year ended March 31, 2010 compared to $52.9 million for the fiscal year ended March 31, 2009. The 12.5% decrease in interest income was due to the low interest rate environment and a decrease in the average balance of loans receivable. The yield on interest-earning assets was 5.82% for fiscal year 2010 compared to 6.39% for fiscal year 2009.  During the year ended March 31, 2010 and 2009, the Company reversed $757,000 and $854,000, respectively, of interest income on nonperforming loans. Average interest-bearing assets decreased $31.6 million to $796.2 million for fiscal year 2010 from $827.7 million for fiscal year 2009. The decrease in average loan balances was due to the Company’s efforts to realign its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategy. Other interest and dividend income decreased $132,000 to $80,000 for fiscal year 2010 compared to $212,000 for fiscal year 2009. This decrease was primarily due to a reduction in the yield on daily interest-bearing assets to 0.10% for fiscal year 2010 compared to 1.17% for fiscal year 2009. The decrease in the yield for such assets was primarily due to interest rate cuts from the Federal Reserve.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2010 totaled $11.4 million, a $7.8 million or 40.70% decrease from $19.2 million for the fiscal year ended March 31, 2009. The decrease in interest expense was the result of declining deposit and borrowing costs attributable to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased from 2.68% for the year ended March 31, 2009 to 1.67% for the year ended March 31, 2010.  The weighted average interest rate of FHLB borrowings decreased from 1.99% for the year ended March 31, 2009 to 1.07% for the year ended March 31, 2010. During fiscal year 2010, the Company primarily utilized the FRB for its borrowing needs, allowing it to take advantage of borrowings that averaged 0.28% for fiscal year 2010. The weighted average cost of FHLB and FRB borrowings, junior subordinated debenture and capital lease obligations decreased to 1.47% for the year ended March 31, 2010 from 2.59% for the prior year.

Provision for Loan Losses. The provision for loan losses for fiscal year 2010 was $15.9 million, compared to $16.2 million for the same period in the prior year. The provision for loan losses remained elevated as a result of the high level of classified loans, delinquencies, nonperforming loans and net charge-offs. The conditions were primarily the result of the weak economic conditions and slowdown in residential real estate sales that affected among others, homebuilders and developers.

Net charge-offs for the year ended March 31, 2010 were $11.2 million, compared to $9.9 million for the same period in prior year. The increase in net charge-offs was primarily attributable to the charge-off of land and lot loans totaling $3.8 million, speculative construction loans totaling $3.5 million and commercial loans totaling $2.5 million for the year ended March 31, 2010. Net charge-offs to average net loans for the year ended March 31, 2010 were 1.48%, compared to 1.24% for the same period in prior year. The ratio of allowance for loan losses to total net loans was 2.95% at March 31, 2010, compared to 2.12% at March 31, 2009.  The allowance as a percentage of nonperforming loans remained relatively unchanged at 60.1% at March 31, 2010, compared to 61.6% at March 31, 2009.

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

Non-Interest Expense.  Non-interest expense increased $7.7 million to $35.0 million for fiscal year ended March 31, 2010 compared to $27.3 million for fiscal year ended March 31, 2009. The principal component of the increase in the Company’s non-interest expense was the increases in REO related expenses.  REO related expenses (which includes operating costs, write-downs, and losses on the disposition of property) increased $6.1 million for the year ended March 31, 2010 compared to the same prior year period. In addition, the increase can also be attributable to an increase in professional fees of $207,000 for the year ended March 31, 2010 due primarily to legal fees related to problem assets, including REO. The Company’s FDIC deposit insurance premiums were $1.9 million for the year ended March 31, 2010, compared to $760,000 for the same prior year period. The increase in FDIC insurance premiums was a result of a FDIC special assessment during the first fiscal quarter of 2010 of $417,000 in addition to an industry wide increase in FDIC insurance premiums.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $1.1 million, $1.2 million and $2.0 million are included in interest income for the years ended March 31, 2011, 2010 and 2009, respectively.

	Year Ended March 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$609,961	$37,570	6.16%	$650,101	$39,896	6.14%	$674,144	$44,781	6.64%
Non-mortgage loans	93,900	5,127	5.46	109,389	5,779	5.28	120,077	7,102	5.91
Total net loans	703,861	42,697	6.07	759,490	45,675	6.01	794,221	51,883	6.53

Mortgage-backed securities (1)	2,428	88	3.62	3,738	136	3.64	5,348	211	3.95
Investment securities (1)	8,885	247	2.78	10,861	425	3.91	10,063	615	6.11
Daily interest-bearing assets	9,234	7	0.08	964	1	0.10	9,593	112	1.17
Other earning assets	34,439	203	0.59	21,113	79	0.37	8,515	100	1.17
Total interest-earning assets	758,847	43,242	5.70	796,166	46,316	5.82	827,740	52,921	6.39
Non-interest-earning assets:
Office properties and equipment, net	15,975			18,738			20,339
Other non-interest-earning assets	75,305			66,628			54,180
Total assets	$850,127			$881,532			$902,259

Interest-bearing liabilities:
Regular savings accounts	$34,124	$160	0.47	$29,526	$162	0.55	$27,138	$149	0.55
Interest checking	81,279	239	0.29	79,444	331	0.42	86,986	983	1.13
Money market accounts	214,490	1,846	0.86	192,064	2,360	1.23	173,853	3,810	2.19
Certificates of deposit	287,109	4,324	1.51	277,639	6,782	2.44	282,055	10,337	3.66
Total interest-bearing deposits	617,002	6,569	1.06	578,673	9,635	1.67	570,032	15,279	2.68

Other interest-bearing liabilities	32,340	1,483	4.59	118,408	1,741	1.47	150,681	3,904	2.59
Total interest-bearing liabilities	649,342	8,052	1.24	697,081	11,376	1.63	720,713	19,183	2.66

Non-interest-bearing liabilities:
Non-interest-bearing deposits	91,167			87,508			81,566
Other liabilities	8,975			6,197			7,108
Total liabilities	749,484			790,786			809,387
Shareholders’ equity	100,643			90,746			92,872
Total liabilities and shareholders’ equity	$850,127			$881,532			$902,259
Net interest income		$35,190			$34,940			$33,738
Interest rate spread			4.46%			4.19%			3.73%
Net interest margin			4.64%			4.39%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.86%			114.21%			114.85%

Tax Equivalent Adjustment (2)		$28			$54			$71

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

	Year Ended March 31,
	2011 vs. 2010			2010 vs. 2009

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$(2,456)	$130	$(2,326)	$(1,570)	$(3,315)	$(4,885)
Non-mortgage loans	(843)	191	(652)	(602)	(721)	(1,323)
Mortgage-backed securities	(47)	(1)	(48)	(59)	(16)	(75)
Investment securities (1)	(69)	(109)	(178)	46	(236)	(190)
Daily interest-bearing	6	-	6	(55)	(56)	(111)
Other earning assets	64	60	124	79	(100)	(21)
Total interest income	(3,345)	271	(3,074)	(2,161)	(4,444)	(6,605)

Interest Expense:
Regular savings accounts	23	(25)	(2)	13	-	13
Interest checking accounts	8	(100)	(92)	(79)	(573)	(652)
Money market deposit accounts	254	(768)	(514)	364	(1,814)	(1,450)
Certificates of deposit	222	(2,680)	(2,458)	(160)	(3,395)	(3,555)
Other interest-bearing liabilities	(1,950)	1,692	(258)	(716)	(1,447)	(2,163)
Total interest expense	(1,443)	(1,881)	(3,324)	(578)	(7,229)	(7,807)
Net interest income	$(1,902)	$2,152	$250	$(1,583)	$2,785	$1,202

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

The Company has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve: the origination of adjustable rate loans; increasing commercial loans, consumer loans that are adjustable rate and other short-term loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one-to-four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; and selling most long term, fixed rate, one-to-four family mortgage loan originations. The strategy for liabilities has been to shorten the maturities for both deposits and borrowings. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $123.4 million of which $103.4 million is serviced for FHLMC at March 31, 2011. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $468.8 million or 68.2% of total loans at March 31, 2011 as compared to $545.6 million or 74.3% at March 31, 2010. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2011, the combined portfolio carried at $8.8 million had an average term to repricing or maturity of 5.52 years.  Adjustable rate mortgage-backed securities totaled $489,000 at March 31, 2011 compared to $623,000 at March 31, 2010.  See Item 1. “Business -- Investment Activities."

Liquidity and Capital Resources

Liquidity is essential to our business.  The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Despite these difficult economic conditions, customer relationship deposit balances remained constant at $652.5 million at March 31, 2011 compared to $652.3 million at March 31, 2010. Total deposits were $716.5 million at March 31, 2011 compared to $688.0 million at March 31, 2010. The growth in deposits; coupled with the decrease in the loan portfolio, provided the Company with the funds to payoff its secured borrowings from FHLB and FRB. The Company continues to focus on limiting its secured borrowings.

During fiscal 2011, the Company completed a secondary offering of its common stock. The Company sold 11.5 million shares resulting in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of $18.8 million. Riverview has allocated a significant portion of the net proceeds from the offering to strengthen the Bank’s regulatory capital ratios in accordance with the Bank’s MOU and to support managed growth as economic conditions improve. To that end, during the year ended March 31, 2011, the Company invested a cumulative $7.0 million as additional paid-in common equity in the Bank. The Company expects to use the remaining net proceeds for general working capital purposes, including additional capital investments in the Bank, if appropriate.

In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, controlling balance sheet growth, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity.  During fiscal year 2010, the Company enrolled in an internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company uses this listing service as an additional source of funding and to further diversify its funding sources. These deposits carry a lower interest rate than the Company core branch deposits. As of March 31, 2011, the Company had deposits totaling $31.6 million through this listing service.

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  The Company continued with the interest deferral at March 31, 2011.  As of March 31, 2011, the Company had deferred a total of $1.3 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain other debt financing on commercially reasonable terms, or at all. For more information concerning limitations on our ability to incur additional debt and the risks related to our recent deferral of interest on our trust preferred securities, see Item 1A. “Risk Factors – We are required to comply with the terms of two memoranda of understanding and a supervisory letter directive issued by the OTS and lack of compliance could result in monetary penalties and /or additional regulatory actions.” And “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds in order to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. We generally maintain cash and readily marketable securities to meet a portion of our short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRB borrowings.  At March 31, 2011, there were no advances outstanding from FHLB. The Bank had additional borrowing capacity available of $204.0 million from the FHLB, subject to sufficient collateral and stock investment.  At March 31, 2011, there were no outstanding borrowings from the FRB. The Bank had additional borrowing capacity of $107.9 million from the FRB, subject to sufficient collateral. At March 31, 2011, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and FHLB. Borrowing capacity from FHLB or FRB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits.  The Company has historically not relied on brokered deposits to fund its operations. At March 31, 2011 and March 31, 2010 the Company had no brokered deposits, exclusive of CDARS and ICS deposits. The Bank participates in the CDARS and ICS products, which allow the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $36.6 million, or 5.1% of total deposits, and $31.9 million, or 4.6% of total deposits, at March 31, 2011 and March 31, 2010, respectively.  With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts.

On June 9, 2009, the OTS informed the Bank that it was restricting the Bank’s brokered deposits to 10% of total deposits (including CDARS and ICS). Subsequently, as a result of the Bank’s improving financial condition, the OTS formally increased this limit to 20% of total deposits during March 2011. At June 9, 2009, the Company did not have any wholesale-brokered deposits, however, the Company had $20.4 million in CDARS deposits, which represented 3.2% of total deposits. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $477.9 million, or 55.6% of total assets at March 31, 2011.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000. Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer be eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Bank are now insured by the FDIC up to $250,000 per account owner.

At March 31, 2011, the Company had commitments to extend credit of $8.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2011 totaled $196.4 million.  Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $159.8 million at March 31, 2011.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its Debentures for the year ended March 31, 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. The Company completed a secondary offering of its common stock during the second quarter of fiscal 2011. Net proceeds from this offering were $18.8 million.

OTS regulations require the Bank to maintain specific amounts of regulatory capital.  For a detailed discussion of regulatory capital requirements, see "Item 1. Business-“ Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

At March 31, 2011, scheduled maturities of certificates of deposit, FRB borrowings, FHLB advances, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 to 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$196,388	$56,674	$6,218	$3,870	$263,150
FRB borrowings	-	-	-	-	-
FHLB advances	-	-	-	-	-
Operating leases	1,725	3,416	3,162	6,255	14,558
Capital leases	54	152	176	2,185	2,567
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$198,167	$60,242	$9,556	$34,991	$302,956

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

At March 31, 2011, the Company had commercial loan commitments of $378,000, undisbursed balances of commercial loans of $3.2 million and unused commercial lines of credit of $44.5 million. Commercial real estate mortgage loan commitments totaled $6.2 million and the undisbursed balance of commercial real estate mortgage loans was $2.6 million at March 31, 2011. At March 31, 2011, there were no construction loan commitments. Unused construction lines of credit totaled $15.8 million at March 31, 2011. Real estate one-to-four family loan commitments totaled $1.5 million and unused lines of credit secured by real estate one-to-four family loans totaled $18.5 million at March 31, 2011. Other installment loan commitments totaled $6,000 and unused lines of credit on other installment loans totaled $1.0 million at March 31, 2011. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 21 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following tables show the approximate percentage change in net interest income as of March 31, 2011 over a 24-month period under several rate scenarios.

Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(3.4)%	(0.3)%
Up 200 basis points	(3.9)%	(6.4)%
Base case	-	1.8%
Down 100 basis points	0.4%	2.5%

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

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Furthermore, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2011.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	5.96%	$159,787	$81,429	$84,109	$272,476	$89,776	$687,577
Mortgage-backed
securities	3.61	1,042	925	-	-	-	1,967
Investments and other
interest-earning assets	1.08	50,112	7,917	-	506	540	59,075
FHLB stock	-	1,470	2,940	2,940	-	-	7,350
Total assets		$212,411	$93,211	$87,049	$272,982	$90,316	$755,969

Interest-Sensitive Liabilities:

Interest checking	0.18	$15,479	$30,960	$30,960	$-	$-	$77,399
Savings accounts	0.35	7,447	14,892	14,892	-	-	37,231
Money market accounts	0.60	47,263	94,529	94,529	-	-	236,321
Certificate accounts	1.30	196,388	56,674	6,218	3,870	-	263,150
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	5.32	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	54	152	176	567	1,618	2,567
Total liabilities		266,631	197,207	146,775	4,437	24,299	639,349
Interest sensitivity gap		(54,220)	(103,996)	(59,726)	268,545	66,017	$116,620
Cumulative interest sensitivity gap		$(54,220)	$(158,216)	$(217,942)	$50,603	$116,620
Off-Balance Sheet Items:

Commitments to extend credit	-	$8,107	$-	$-	$-	$-	$8,107
Unused lines of credit	-	$85,584	$-	$-	$-	$-	$85,584

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2011, 2010 and 2009
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 8, 2011

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010

(In thousands, except share and per share data)	2011	2010
ASSETS
Cash and cash equivalents (including interest-earning accounts of $37,349 and $3,384)	$51,752	$13,587
Certificates of deposit held for investment	14,900	-
Loans held for sale	173	255
Investment securities held to maturity, at amortized cost (fair value of $556 and $573)	506	517
Investment securities available for sale, at fair value (amortized cost of $8,514 and $8,706)	6,320	6,802
Mortgage-backed securities held to maturity, at amortized cost (fair value of $199 and $265)	190	259
Mortgage-backed securities available for sale, at fair value (amortized cost of $1,729 and $2,746)	1,777	2,828
Loans receivable (net of allowance for loan losses of $14,968 and $21,642)	672,609	712,837
Real estate owned	27,590	13,325
Prepaid expenses and other assets	5,887	7,934
Accrued interest receivable	2,523	2,849
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	16,100	16,487
Deferred income taxes, net	9,447	11,177
Mortgage servicing rights, net	396	509
Goodwill	25,572	25,572
Core deposit intangible, net	219	314
Bank owned life insurance	15,952	15,351
TOTAL ASSETS	$859,263	$837,953

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$716,530	$688,048
Accrued expenses and other liabilities	9,396	6,833
Advanced payments by borrowers for taxes and insurance	680	427
Federal Home Loan Bank advances	-	23,000
Federal Reserve Bank borrowings	-	10,000
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,567	2,610
Total liabilities	751,854	753,599

COMMITMENTS AND CONTINGENCIES (See Note 21)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2011 – 22,471,890 issued and outstanding	225	109
March 31, 2010 – 10,923,773 issued and outstanding
Additional paid-in capital	65,639	46,948
Retained earnings	43,193	38,878
Unearned shares issued to employee stock ownership trust	(696)	(799)
Accumulated other comprehensive loss	(1,417)	(1,202)
Total shareholders’ equity	106,944	83,934

Noncontrolling interest	465	420
Total equity	107,409	84,354
TOTAL LIABILITIES AND EQUITY	$859,263	$837,953
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009

(Dollars in thousands, except share data)	2011	2010	2009

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$42,697	$45,675	$51,883
Interest on investment securities – taxable	164	267	407
Interest on investment securities – non taxable	55	104	137
Interest on mortgage-backed securities	88	136	211
Other interest and dividends	210	80	212
Total interest and dividend income	43,214	46,262	52,850

INTEREST EXPENSE:
Interest on deposits	6,569	9,635	15,279
Interest on borrowings	1,483	1,741	3,904
Total interest expense	8,052	11,376	19,183
Net interest income	35,162	34,886	33,667
Less provision for loan losses	5,075	15,900	16,150
Net interest income after provision for loan losses	30,087	18,986	17,517

NON-INTEREST INCOME:
Fees and service charges	4,047	4,513	4,669
Asset management fees	2,079	1,885	2,077
Net gain on sale of loans held for sale	393	887	729
Impairment on investment security	-	(1,003)	(3,414)
Bank owned life insurance	601	603	573
Other	769	381	896
Total non-interest income	7,889	7,266	5,530

NON-INTEREST EXPENSE:
Salaries and employee benefits	16,716	15,326	15,080
Occupancy and depreciation	4,677	4,814	5,064
Data processing	1,067	957	841
Amortization of core deposit intangible	96	111	131
Advertising and marketing expense	749	627	727
FDIC insurance premium	1,640	1,912	760
State and local taxes	638	732	668
Telecommunications	428	440	466
Professional fees	1,310	1,317	1,110
Real estate owned expenses	1,817	6,421	317
Other	2,358	2,316	2,095
Total non-interest expense	31,496	34,973	27,259
INCOME (LOSS) BEFORE INCOME TAXES	6,480	(8,721)	(4,212)
PROVISION (BENEFIT) FOR INCOME TAXES	2,165	(3,277)	(1,562)
NET INCOME (LOSS)	$4,315	$(5,444)	$(2,650)

Earnings (loss) per common share:
Basic	$0.24	$(0.51)	$(0.25)
Diluted	0.24	(0.51)	(0.25)
Weighted average number of shares outstanding:
Basic	18,341,191	10,720,525	10,693,795
Diluted	18,341,308	10,720,525	10,693,795
See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2011, 2010 AND 2009
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2008	10,913,773	$109	$46,799	$46,871	$(976)	$(218)	$292	$92,877

Cash dividends ($0.135 per share)	-	-	-	(1,441)	-	-	-	(1,441)
Exercise of stock options	10,000	-	96	-	-	-	-	96
Earned ESOP shares	-	-	(31)	-	74	-	-	43
Cumulative effect of adopting ASC 320	-	-	-	1,542	-	(1,542)	-	-
Tax benefit, stock options	-	-	2	-	-	-	-	2

Comprehensive loss:
Net loss	-	-	-	(2,650)	-	-	-	(2,650)
Other comprehensive income:
Unrealized holding gain on
securities of $2,225 (net of $1,146 tax effect) less reclassification adjustment for net losses included in net loss of $2,253 (net of $1,161 tax effect)	-	-	-	-	-	28	-	28
Noncontrolling interest	-	-	-	-	-	-	72	72

Total comprehensive loss	-	-	-	-	-	-	-	(2,550)
Balance March 31, 2009	10,923,773	109	46,866	44,322	(902)	(1,732)	364	89,027

Stock option expense	-	-	112	-	-	-	-	112
Earned ESOP shares	-	-	(30)		103	-	-	73

Comprehensive loss:
Net loss	-	-	-	(5,444)	-	-	-	(5,444)
Other comprehensive income:
Unrealized holding gain on securities of $132 (net of $14 tax effect) less reclassification adjustment for net losses included in net loss of $662 (net of $341 tax effect)	-	-	-	-	-	530	-	530
Noncontrolling interest	-	-	-	-	-	-	56	56

Total comprehensive loss	-	-	-	-	-	-	-	(4,858)
Balance March 31, 2010	10,923,773	109	46,948	38,878	(799)	(1,202)	420	84,354

Issuance of common stock, net	11,548,117	116	18,653	-	-	-	-	18,769
Stock option expense	-	-	77	-	-	-	-	77
Earned ESOP shares	-	-	(39)	-	103	-	-	64

Comprehensive income:
Net income	-	-	-	4,315	-	-	-	4,315
Other comprehensive income (loss):
Unrealized holding loss on securities of $215 (net of $109 tax effect)	-	-	-	-	-	(215)	-	(215)
Noncontrolling interest	-	-	-	-	-	-	45	45
Total comprehensive income								4,145

Balance March 31, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,315	$(5,444)	$(2,650)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,927	2,225	2,320
Mortgage servicing rights valuation adjustment	(1)	2	(6)
Provision for loan losses	5,075	15,900	16,150
Provision (benefit) for deferred income taxes	1,841	(3,295)	(3,653)
Noncash expense related to ESOP	64	73	43
Increase (decrease) in deferred loan origination fees, net of amortization	57	(31)	179
Origination of loans held for sale	(12,166)	(29,514)	(27,997)
Proceeds from sales of loans held for sale	12,402	30,851	26,782
Stock based compensation	77	112	-
Excess tax benefit from stock based compensation	-	-	(11)
Writedown of real estate owned	924	4,794	100
Loss on impairment of security	-	1,003	3,414
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, sale of investment securities and premises and equipment	(775)	(6)	(618)
Income from bank owned life insurance	(601)	(603)	(573)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,904	(5,567)	93
Accrued interest receivable	326	205	382
Accrued expenses and other liabilities	2,763	(831)	(573)
Net cash provided by operating activities	18,132	9,874	13,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	15,213	41,729	(57,891)
Proceeds from call, maturity, or sale of investment securities available for sale	9,990	6,150	480
Principal repayments on investment securities available for sale	203	375	75
Purchase of investment securities held to maturity	-	-	(536)
Purchase of investment securities available for sale	(10,000)	(4,988)	(5,000)
Principal repayments on mortgage-backed securities available for sale	1,017	1,244	1,341
Principal repayments on mortgage-backed securities held to maturity	69	311	315
Principal repayments on investment securities held to maturity	11	12	7
Purchase of premises and equipment and capitalized software	(1,310)	(475)	(545)
Purchase of certificates of deposit held for investment, net	(14,900)	-	-
Capital expenditures on real estate owned	(49)	(47)	-
Proceeds from sale of real estate owned and premises and equipment	5,328	12,044	431
Net cash provided by (used in) investing activities	5,572	56,355	(61,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts	28,482	17,982	3,066
Dividends paid	-	-	(2,402)
Proceeds from issuance of common stock, net	18,769	-	-
Proceeds from borrowings	124,450	922,600	1,321,510
Repayment of borrowings	(157,450)	(1,012,450)	(1,291,510)
Principal payments under capital lease obligation	(43)	(40)	(37)
Net increase (decrease) in advance payments by borrowers	253	67	(33)
Excess tax benefit from stock based compensation	-	-	11
Proceeds from exercise of stock options	-	-	96
Net cash provided by (used in) financing activities	14,461	(71,841)	30,701

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,165	(5,612)	(17,240)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,587	19,199	36,439
CASH AND CASH EQUIVALENTS, END OF YEAR	$51,752	$13,587	$19,199
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$6,688	$11,343	$19,372
Income taxes	387	1,320	1,538
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$20,048	$16,085	$14,306
Fair value adjustment to securities available for sale	(324)	857	43
Income tax effect related to fair value adjustment	109	(327)	(15)
Capitalized software acquired under a service agreement	-	19	130
Sale-leaseback of building	-	2,000	-

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011, 2010 and 2009

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

Nature of Operations – The Bank is a seventeen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah, Clackamas and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.

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

Certificates of Deposit Held for Investment – Certificates of deposit held for investments include amounts invested with financial institutions for a stated interest rate and maturity date. Early withdraw penalties apply, however the Company plans to hold these investments to maturity.

Loans Held for Sale – The Company identifies loans held for sale at the time of origination and such loans are carried at the lower of aggregate cost or net realizable value. Market values are derived from available market quotations for comparable pools of mortgage loans. Adjustments for unrealized losses, if any, are charged to income.

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of these loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through either the purchase of MSRs, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income, such amortization is reflected as a component of loan servicing income.

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

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. There can be no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s primary market, since the majority of the Company’s loans are collateralized by real estate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Real Estate Owned (“REO”) – REO consists of properties acquired through foreclosure, which includes REO held for sale and REO held for investment. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and writes down the REO directly and charges real estate owned expenses for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property.

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB stock for other than temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an other than temporary impairment loss on its FHLB stock. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

The Company records its originated MSRs at fair value in accordance with accounting standards, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including coupon interest rate and contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model.  The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second phase step must be performed.  In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  As of March 31, 2011, the Company has not recognized any impairment loss on the recorded goodwill.

Core Deposit Intangible – Core deposit intangibles are amortized to non-interest expense using an accelerated method (based on expected attrition and cash flows of core deposit accounts purchased) over ten years.

Advertising and Marketing Expense – Costs incurred for advertising, merchandising, market research, community investment and business development are classified as marketing expense and are expensed as incurred.

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

Trust Assets – Assets held by RAMCorp. in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $328.1 million and $279.5 million were held in trust as of March 31, 2011 and 2010, respectively.

Earnings Per Share – The Company accounts for earnings per share in accordance with applicable accounting standards, which requires all companies whose capital structure includes dilutive potential common shares to make a dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding restricted stock and unallocated shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”).  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average diluted effect of the Company’s stock options.

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

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2011, 2010 and 2009.

Recently Adopted Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-06 on fair value measurements and disclosures, which focuses on improving disclosures about fair value measurement.  The standards update requires new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the activity in Level 3 fair value measurements (i.e. purchases, sales, issuances, and settlements).  This accounting standards update also amended disclosure requirements related to the level of disaggregation of assets and liabilities, as well as disclosures about input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

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

New Accounting Pronouncements – In December 2010, the FASB issued FASB ASU No. 2010-28 regarding intangibles such as goodwill and when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. As a result, goodwill impairments may be reported sooner than under current practice. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this accounting standard is not expected to have a material effect on the Company’s financial position or results of operations.

In January 2011, the FASB issued FASB ASU No. 2011-01 which defers the effective date of disclosures about troubled debt restructurings in FASB ASU No. 2010-20.  ASU No. 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of ASU No. 2011-02, which is effective for periods ending after June 15, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued FASB ASU No. 2011-02 regarding a creditor’s determination of a trouble debt restructure. This guidance will assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently assessing the impact this guidance will have on the Company’s financial position and results of operations

2.	RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2011 and 2010 were $773,000 and $726,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Municipal bonds	$506	$50	$-	$556

March 31, 2010
Municipal bonds	$517	$56	$-	$573

The contractual maturities of investment securities held to maturity are as follows (in thousands):

March 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	506	556
Due after ten years	-	-
Total	$506	$556

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Trust preferred	$2,974	$-	$(2,058)	$916
Agency securities	5,000	-	(136)	4,864
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,194)	$6,320

March 31, 2010
Trust preferred	$2,974	$-	$(1,932)	$1,042
Agency securities	4,989	28	-	5,017
Municipal bonds	743	-	-	743
Total	$8,706	$28	$(1,932)	$6,802

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2011 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$916	$(2,058)	$916	$(2,058)
Agency securities	4,864	(136)	-	-	4,864	(136)
Total	$4,864	$(136)	$916	$(2,058)	$5,780	$(2,194)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2010 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,042	$(1,932)	$1,042	$(1,932)

At March 31, 2011, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 19 other holding companies. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 37% of the remaining collateral), and eight others are currently in deferral (30% of the remaining collateral). The Company has estimated an expected default rate of 45% for the security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying banks. There was no excess subordination on this security.

During the year ended March 31, 2011, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above trust preferred investment security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	4,864
Due after five years through ten years	-	-
Due after ten years	3,514	1,456
Total	$8,514	$6,320

There were no investment securities at March 31, 2011 pledged as collateral for treasury tax and loan funds held by the Bank. Investment securities with an amortized cost $499,000 and a fair value $502,000 at March 31, 2010 were pledged as collateral for treasury tax and loan funds held by the Bank. There were no investment securities at March 31, 2011 pledged as collateral for government public funds held by the Bank. Investment securities with an amortized cost of $2.8 million and a fair value of $2.9 million at March 31, 2010, were pledged as collateral for government public funds held by the Bank. The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2011, 2010 and 2009.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FHLMC mortgage-backed securities	$78	$4	$-	$82
FNMA mortgage-backed securities	112	5	-	117
Total	$190	$9	$-	$199

March 31, 2010
Real estate mortgage investment conduits	$53	$-	$-	$53
FHLMC mortgage-backed securities	86	3	-	89
FNMA mortgage-backed securities	120	3	-	123
Total	$259	$6	$-	$265

Mortgage-backed securities held to maturity with an amortized cost of $76,000 and $136,000 and a fair value of $80,000 and $138,000 at March 31, 2011 and 2010, respectively, were pledged as collateral for governmental public funds. Mortgage-backed securities held to maturity with an amortized cost of $98,000 and $105,000 and a fair value of $103,000 and $107,000 at March 31, 2011 and 2010, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	6	6
Due after five years through ten years	-	-
Due after ten years	184	193
Total	$190	$199

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$421	$12	$-	$433
FHLMC mortgage-backed securities	1,270	34	-	1,304
FNMA mortgage-backed securities	38	2	-	40
Total	$1,729	$48	$-	$1,777

March 31, 2010
Real estate mortgage investment conduits	$538	$18	$-	$556
FHLMC mortgage-backed securities	2,158	61	-	2,219
FNMA mortgage-backed securities	50	3	-	53
Total	$2,746	$82	$-	$2,828

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,288	1,324
Due after five years through ten years	140	147
Due after ten years	301	306
Total	$1,729	$1,777

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

There were no mortgage-backed securities available for sale pledged as collateral for advances at the FHLB at March 31, 2011. Mortgage-backed securities available for sale with an amortized cost of $2.7 million and a fair value of $2.8 million at March 31, 2010, were pledged as collateral for advances at the FHLB.  Mortgage-backed securities available for sale with an amortized cost of $178,000 and $51,000 and a fair value of $187,000 and $53,000 at March 31, 2011 and 2010, respectively, were pledged as collateral for government public funds held by the Bank. Mortgage-backed securities available for sale with an amortized cost of $128,000 and a fair value of $131,000 at March 31, 2011, were pledged as collateral for treasury tax and loan funds held by the Bank. There were no mortgage-backed securities available for sale pledged as collateral for treasury tax and loan funds at March 31, 2010.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2011 and 2010 are reported net of deferred loan fees totaling $2.9 million and $3.0 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2011	March 31, 2010
Commercial and construction
Commercial business	$85,511	$108,368
Other real estate mortgage	461,955	459,178
Real estate construction	27,385	75,456
Total commercial and construction	574,851	643,002

Consumer
Real estate one-to-four family	110,437	88,861
Other installment	2,289	2,616
Total consumer	112,726	91,477

Total loans	687,577	734,479

Less:
Allowance for loan losses	14,968	21,642
Loans receivable, net	$672,609	$712,837

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. At March 31, 2011 and 2010, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009
Beginning balance	$1,448	$1,021	$418
Originations	774	628	681
Principal repayments	(62)	(201)	(78)
Ending balance	$2,160	$1,448	$1,021

6.	ALLOWANCE FOR LOAN LOSSES

Allowance for loan loss: Commercial business, commercial real estate, construction and land acquisition loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on its financial condition and results of operations.

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of internal credit examiners in its quarterly evaluation of the allowance for loan losses. Management’s recent analysis of the allowance has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales in its market areas.

The following tables present a reconciliation of the allowance for loan losses (in thousands):

March 31, 2011	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642
Provision for loan losses	1,005	414	1,101	1,749	5	455	346	5,075
Charge-offs	(2,371)	(263)	(4,141)	-	(4,329)	(703)	-	(11,807)
Recoveries	7	1	30	-	7	13	-	58
Ending balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968

March 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,668	$3,529	$2,594	$352	$4,592	$1,209	$2,030	$16,974
Provision for loan losses	2,973	1,099	6,219	71	4,206	1,640	(308)	15,900
Charge-offs	(2,466)	(36)	(3,800)	-	(3,737)	(1,282)	-	(11,321)
Recoveries	6	-	-	-	76	7	-	89
Ending balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642

March 31, 2009	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,339	$2,945	$2,020	$450	$2,092	$733	$1,108	$10,687
Provision for loan losses	2,498	584	6,484	21	4,573	1,068	922	16,150
Charge-offs	(1,192)	-	(5,913)	(119)	(2,073)	(593)	-	(9,890)
Recoveries	23	-	3	-	-	1	-	27
Ending balance	$2,668	$3,529	$2,594	$352	$4,592	$1,209	$2,030	$16,974

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
March 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$207	$1,615	$1,822	$3,382	$82,129	$85,511
Commercial real estate	59	4,685	4,744	8,976	355,712	364,688
Land	-	2,003	2,003	2,695	52,563	55,258
Multi-family	1,779	393	2,172	8,000	34,009	42,009
Real estate construction	-	820	820	4,206	23,179	27,385
Consumer	-	1,339	1,339	-	112,726	112,726
Unallocated	-	2,068	2,068	-	-	-
Total	$2,045	$12,923	$14,968	$27,259	$660,318	$687,577

March 31, 2010

Commercial business	$1,295	$1,886	$3,181	$6,013	$102,355	$108,368
Commercial real estate	-	4,592	4,592	2,995	348,188	351,183
Land	2,647	2,366	5,013	11,740	63,039	74,779
Multi-family	-	423	423	-	33,216	33,216
Real estate construction	3,957	1,180	5,137	16,408	59,048	75,456
Consumer	135	1,439	1,574	624	90,853	91,477
Unallocated	-	1,722	1,722	-	-	-
Total	$8,034	$13,608	$21,642	$37,780	$696,699	$734,479

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Beginning balance	$185	$296	$337
Net change in allowance for unfunded loan commitments	(19)	(111)	(41)
Ending balance	$166	$185	$296

Non-accrual loans: The following tables present an analysis of past due loans at the dates indicated (in thousands):

March 31, 2011	30-89 Days Past Due	Greater Than 90 Days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,415	$2,871	$4,286	$81,225	$85,511	$-
Commercial real estate	2,112	1,385	3,497	361,191	364,688	-
Land	-	2,904	2,904	52,354	55,258	-
Multi-family	-	-	-	42,009	42,009	-
Real estate construction	-	4,206	4,206	23,179	27,385	-
Consumer	4,271	957	5,228	107,498	112,726	-
Total	$7,798	$12,323	$20,121	$667,456	$687,577	$-

March 31, 2010	30-89 Days Past Due	Greater Than 90 Days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,147	$6,430	$7,577	$100,791	$108,368	$-
Commercial real estate	3,186	2,996	6,182	345,001	351,183	-
Land	-	12,083	12,083	62,696	74,779	-
Multi-family	447	-	447	32,769	33,216	-
Real estate construction	7,201	11,826	19,027	56,429	75,456	-
Consumer	2,175	2,676	4,851	86,626	91,477	-
Total	$14,156	$36,011	$50,167	$684,312	$734,479	$-

Interest income foregone on non-accrual loans was $1.9 million $2.8 million and $2.0 million for the years ended March 31, 2011, 2010 and 2009, respectively.

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

Pass - These loans have risk rating between 1 and 4 and are to borrowers that meet normal credit standards.  Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc., are offset by strength in other areas. Typically, the operating assets of the company and/or real estate will secure these loans. Management is considered competent. The borrower has the ability to repay the debt in the normal course of business.

Watch – These loans have a risk rating of 5 and would typically have many of the attributes of loans in the pass rating. However, there would typically be some reason for additional management oversight, such as recent financial setbacks, deteriorating financial position, industry concerns and failure to perform on other borrowing obligations. Loans with this rating are to be monitored closely in an effort to correct deficiencies.

Special mention – These loans have a risk rating of 6 and are currently protected but have the potential to deteriorate to a “Substandard” rating. The borrower’s financial performance may be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. The borrower may have a short track record and little depth of management. Other typical characteristics include inadequate current financial information, marginal capitalization, and susceptibility to negative industry trends. The primary source of repayment is still viable but there is increasing reliance on collateral or guarantor support.

Substandard – These loans have a risk rating of 7 and are rated in accordance with regulatory guidelines, for which the accrual of interest may or may not be discontinued. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

Doubtful - These loans have a risk rating of 8 and are rated in accordance with regulatory guidelines. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.

Loss - These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	March 31, 2011		March 31, 2010
	Weighted- Average Risk Grade	Classified Loans	Weighted- Average Risk Grade	Classified Loans

Commercial Business	4.00	$4,920	3.95	$9,705
Commercial Real Estate	3.66	8,909	3.59	3,057
Land	5.00	8,818	5.18	19,211
Multi-Family	4.06	4,679	3.58	4
Real estate Construction	4.96	8,106	4.76	17,519
Consumer (1)	7.00	957	7.00	2,749
Total	3.93	$36,389	3.98	$52,245

Total loans risk rated	$573,506		$640,928

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

Impaired loans: The following tables present an analysis of impaired loans at the dates indicated (in thousands):

March 31, 2011	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment

Commercial business	$1,024	$2,358	$3,382	$5,562	$207	$5,593
Commercial real estate	750	8,226	8,976	9,221	59	9,979
Land	2,695	-	2,695	5,094	-	6,695
Multi-family	-	8,000	8,000	8,036	1,779	3,864
Real estate construction	4,206	-	4,206	8,474	-	10,950
Consumer	-	-	-	-	-	462
Total	$8,675	$18,584	$27,259	$36,387	$2,045	$37,543

March 31, 2010
Commercial business	$1,138	$4,875	$6,013	$7,200	$1,295	$5,759
Commercial real estate	2,995	-	2,995	3,137	-	2,677
Land	3,569	8,171	11,740	16,331	2,647	11,359
Multi-family	-	-	-	-	-	-
Real estate construction	-	16,408	16,408	18,491	3,957	16,054
Consumer	-	624	624	648	135	552
Total	$7,702	$30,078	$37,780	$45,807	$8,034	$36,401

The related amount of interest income recognized on loans that were impaired was $907,000, $175,000 and $373,000 during the years ended March 31, 2011, 2010 and 2009, respectively.

At March 31, 2011, the Company had trouble debt restructurings totaling $5.9 million, which were on accrual status. There were no trouble debt restructurings at March 31, 2010.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2011	2010

Land	$3,213	$3,213
Buildings and improvements	11,968	11,941
Leasehold improvements	1,413	1,413
Furniture and equipment	9,985	10,091
Buildings under capitalized leases	2,715	2,715
Construction in progress	690	-
Total	29,984	29,373
Less accumulated depreciation and amortization	(13,884)	(12,886)
Premises and equipment, net	$16,100	$16,487

Depreciation expense was $1.5 million, $1.7 million and $1.8 million for the years ended March 31, 2011, 2010 and 2009, respectively.  The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2011, 2010 and 2009, the Company recorded $113,000 in amortization expense. At March 31, 2011 and 2010, accumulated amortization for the capital lease totaled $601,000 and $488,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2011, the deferred gain was $2.0 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2011 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2012	$1,725	$236
2013	1,761	251
2014	1,655	251
2015	1,573	251
2016	1,589	251
Thereafter	6,255	3,432
Total minimum lease payments	$14,558	4,672
Less amount representing interest		(2,105)
Present value of net minimum lease		$2,567

Rent expense was $1.8 million, $1.7 million and $1.8 million for the years ended March 31, 2011, 2010 and 2009, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2011	2010	2009
Balance at beginning of year, net	$13,325	$14,171	$494
Additions	22,822	19,644	14,666
Dispositions	(7,633)	(15,696)	(889)
Writedowns	(924)	(4,794)	(100)
Balance at end of year, net	$27,590	$13,325	$14,171

REO expenses for the year ended March 31, 2011 consisted of write-downs on existing REO properties of $924,000 and operating expenses of $893,000. Net gains on dispositions of REO totaled $386,000 for the year ended March 31, 2011, and were included in other non-interest income in the accompanying Consolidated Statements of Operations. REO expenses for the year ended March 31, 2010 consisted of write-downs on existing REO properties of $4.8 million, operating expenses of $726,000 and losses on dispositions of REO of $902,000. REO expenses for the year ended March 31, 2009 consisted of operating expense of $113,000, write-downs on existing REO properties of $100,000 and losses on dispositions of REO of $104,000.

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

An interim impairment test was not deemed necessary as of March 31, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2011	Weighted Average Rate	March 31, 2010
Non-interest-bearing	0.00%	$102,429	0.00%	$83,794
Interest checking	0.18	77,399	0.34	70,837
Money market	0.60	236,321	1.04	209,580
Savings accounts	0.35	37,231	0.55	32,131
Certificates of deposit	1.30	263,150	1.86	291,706
Total	0.71%	$716,530	1.16%	$688,048

The weighted average rate is based on interest rates at the end of the year.

Certificates of deposit in amounts of $100,000 or more totaled $165.1 million and $179.2 million at March 31, 2011 and 2010, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Interest checking	$239	$331	$983
Money market	1,846	2,360	3,810
Savings accounts	160	162	149
Certificate of deposit	4,324	6,782	10,337
Total	$6,569	$9,635	$15,279

11.	FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2011, there were no advances outstanding from the FHLB.  Advances from the FHLB totaled $23.0 million with a weighted average interest rate of 0.64% at March 31, 2010.  The FHLB borrowings at March 31, 2010 consisted of two $10.0 million fixed rate advance and a Cash Management Advance with a rate set daily by the FHLB.  The weighted average interest rate for fixed and adjustable rate advances was 0.73%, 1.07%, and 1.99% for the years ended March 31, 2011, 2010 and 2009, respectively.

The Bank has a credit line with the FHLB equal to 30% of total assets, limited by available collateral. At March 31, 2011, based on collateral values, the Bank had additional borrowing capacity of $204.0 million from the FHLB. FHLB advances are collateralized as provided for in the Advance, Pledge and Security Agreements with the FHLB by certain investment and mortgage-backed securities, FHLB stock owned by the Bank, deposits with the FHLB, and certain mortgages on deeds of trust securing such properties as provided in the agreements with the FHLB. At March 31, 2011, loans carried at $306.1 million were pledged as collateral to the FHLB.

12.	FEDERAL RESERVE BANK BORROWINGS

The Company has a borrowing arrangement with the FRB with an available credit facility of $107.9 million, subject to pledged collateral.  As of March 31, 2011, the Company had no outstanding borrowings with the FRB.  At March 31, 2011, loans carried at $194.3 million were pledged as collateral to the FRB. At March 31, 2010, the Company had outstanding borrowings of $10.0 million with the FRB.  The weighted average interest rate for these advances was 0.50%.

13.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2011, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at March 31, 2011. As of March 31, 2011, the Company has deferred a total of $1.3 million of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2011 and 2010, is included in prepaid expenses and other assets in the consolidated balance sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2011:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	1.67%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$ 22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% until maturity.

14.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2011	2010	2009
Current	$324	$18	$2,091
Deferred	1,841	(3,295)	(3,653)
Total	$2,165	$(3,277)	$(1,562)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred compensation	$469	$624
Loan loss reserve	5,373	7,749
Accrued expenses	265	199
Accumulated depreciation	518	410
Deferred gain on sale	460	522
Net unrealized loss on securities available for sale	730	620
Impairment on investment security	233	233
REO expense	2,833	2,286
Non-compete	119	132
Other	205	216
Total deferred tax asset	11,205	12,991

Deferred tax liabilities:
FHLB stock dividend	(1,063)	(1,063)
Purchase accounting	(79)	(112)
Prepaid expense	(167)	(122)
Loan fees/costs	(449)	(517)
Total deferred tax liability	(1,758)	(1,814)
Deferred tax asset, net	$9,447	$11,177

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.5	1.5	1.5
ESOP market value adjustment	(0.2)	0.1	(0.3)
Interest income on municipal securities	(0.3)	0.4	1.2
Bank owned life insurance	(3.3)	2.5	4.8
Other, net	1.7	(0.9)	(4.1)
Effective federal income tax rate	33.4%	37.6%	37.1%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2011, 2010 and 2009. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2011 and 2010 include base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized.  The amount of unrecognized deferred tax liability at March 31, 2011 and 2010 was $781,000.  This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987.  These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future.

At March 31, 2011 and 2010, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2011 or 2010. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2007 to 2010 remain open to examination for federal income taxes, and years 2006 to 2010 remain open to State examination.

In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. Positive evidence reviewed included long-term earnings history prior to recent economic downturn, recent improved performance trends, proven ability to utilize deferred tax credits, projection of future income, capital levels and net operating loss carryback availability. Negative evidence reviewed included the losses sustained by the Company during fiscal years 2010 and 2009.

After considering both the positive and negative factors, management believes it has sufficient positive indicators to outweigh the negative factors and therefore believes it is more likely than not that we will be able to fully realize all of the recorded deferred tax assets. Accordingly, the Company did not establish a valuation allowance for deferred tax assets at March 31, 2011 or 2010 as the Company believes it is more likely than not that the deferred tax assets will be realized principally through future reversals of existing temporary differences and based on projections of future taxable income from operations.

15.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers all employees with at least six months and 500 hours of service who are over the age of 18. The Company matches the employee’s elective contribution up to 4% of the employee’s compensation. Company expenses related to the Plan for the years ended March 31, 2011, 2010 and 2009 were $399,000, $401,000 and $432,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received.  Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 5.00%, 5.13% and 6.19% for the years ended March 31, 2011, 2010 and 2009, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2011 and 2010, the Company’s aggregate liability under the plan was $1.3 million and $1.8 million, respectively.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”).  The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board.  Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees.  Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At March 31, 2011, there were options for 75,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below.  The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted 21,000, 122,000 and 38,500 stock options during the years ended March 31, 2011, 2010 and 2009, respectively.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2011	2.50%	6.25	45.05%	2.77%
Fiscal 2010	3.08%	6.25	37.55%	2.45%
Fiscal 2009	2.99%	6.25	20.20%	2.77%

The weighted average grant-date fair value of fiscal years 2011, 2010 and 2009 awards were $0.85, $1.22 and $1.09, respectively.  As of March 31, 2011, unrecognized compensation cost related to nonvested stock options totaled $16,000.  The Company recognized pre-tax compensation expense related to stock options of $77,000, $112,000 and $38,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

The following table presents the activity related to options under all plans for the years indicated.

	Year Ended March 31,
	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	465,700	$9.35	371,696	$10.99	424,972	$11.02
Grants	21,000	2.39	122,000	3.82	38,500	6.30
Options exercised	-	-	-	-	(10,000)	4.70
Forfeited	(18,000)	10.26	(8,000)	10.82	(48,000)	11.71
Expired	-	-	(19,996)	5.50	(33,776)	6.88
Balance, end of period	468,700	$9.00	465,700	$9.35	371,696	$10.99

Additional information regarding options outstanding as of March 31, 2011 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$1.97 - $6.17	8.42	179,000	$4.13	162,200	$4.31
$6.51 - $6.88	1.10	20,000	6.76	20,000	6.76
$7.49 - $9.51	2.46	33,700	8.45	32,700	8.46
$10.10 - $10.83	5.66	9,000	10.37	8,000	10.39
$12.98 - $14.52	5.05	227,000	13.08	224,000	13.06
	5.99	468,700	$9.00	446,900	$9.22

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2011	Year Ended March 31, 2010
Stock options fully vested and expected to vest:
Number	466,525	458,475
Weighted average exercise price	$9.01	$9.42
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.98	6.69
Stock options fully vested and currently exercisable:
Number	446,900	334,200
Weighted average exercise price	$9.22	$11.28
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.85	5.70

 (1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the years ended March 31, 2011 and 2010.  The total intrinsic value of stock options exercised was $31,000 for the year ended March 31 2009.

16.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $64,000, $73,000 and $43,000 for years ended March 31, 2011, 2010 and 2009, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2008	$2,458,000	246,330	716,254	962,584
Allocation December 31, 2008		(24,633)	24,633	-
Balance, March 31, 2009	$858,000	221,697	740,887	962,584
Allocation December 31, 2009		(24,633)	24,633	-
Balance, March 31, 2010	$453,000	197,064	765,520	962,584
Allocation December 31, 2010		(24,633)	24,633	-
Balance, March 31, 2011	$524,000	172,431	790,153	962,584

17.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s articles of incorporation authorize 250,000 shares of serial preferred stock.  No preferred shares were issued or outstanding at March 31, 2011 or 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2011.

As of March 31, 2011, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below).

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$101,002	14.61%	$55,312	8.0%	$69,140	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	92,307	13.35	27,656	4.0	41,484	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	92,307	11.24	32,845	4.0	41,056	5.0
Tangible Capital:
(To Tangible Assets)	92,307	11.24	12,317	1.5	N/A	N/A

March 31, 2010
Total Capital:
(To Risk-Weighted Assets)	$89,048	12.11%	$58,835	8.0%	$73,544	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	79,801	10.85	29,417	4.0	44,126	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	79,801	9.84	32,453	4.0	40,566	5.0
Tangible Capital:
(To Tangible Assets)	79,801	9.84	12,170	1.5	N/A	N/A

At periodic intervals, the OTS and the FDIC routinely examine the Company’s Consolidated Financial Statements as part of their legally prescribed oversight of the savings and loan industry. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2011 Consolidated Financial Statements.

The Company did not repurchase any shares of common stock for the years ended March 31, 2011, 2010 or 2009.

18.	EARNINGS PER SHARE

Basic earning per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes until they are committed to be released. For the years ended March 31, 2011, 2010 and 2009, stock options for 465,000, 414,000 and 385,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Years Ended March 31,
(Dollars and share data in thousands, except per share data)	2011	2010	2009
Basic EPS computation:
Numerator-net income (loss)	$4,315	$(5,444)	$(2,650)
Denominator-weighted average common shares outstanding	18,341	10,721	10,694
Basic EPS	$0.24	$(0.51)	$(0.25)
Diluted EPS computation:
Numerator-net income (loss)	$4,315	$(5,444)	$(2,650)
Denominator-weighted average common shares outstanding	18,341	10,721	10,694
Effect of dilutive stock options	-	-	-
Weighted average common shares
and common stock equivalents (1)	18,341	10,721	10,694
Diluted EPS	$0.24	$(0.51)	$(0.25)
(1) For the years ended March 31, 2010 and 2009, the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

19.	FAIR VALUE MEASUREMENT

The Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification defines fair value and establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The following definitions describe the categories used in the tables presented under fair value measurement.

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

The following tables present assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at March 31, 2011, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$916	$-	$-	$916
Agency securities	4,864	-	4,864	-
Municipal bonds	540	-	540	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	433	-	433	-
FHLMC mortgage-backed securities	1,304	-	1,304	-
FNMA mortgage-backed securities	40	-	40	-

Total recurring assets measured at fair value	$8,097	$-	$7,181	$916

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2011 (in thousands). There were no transfers of assets in to or out of Level 3 for the year ended March 31, 2011.

For the Year Ended March 31, 2011

Balance at March 31, 2010	$1,042
Transfers in to Level 3	-
Included in earnings (1)	-
Included in other comprehensive income	(126)
Balance at March 31, 2011	$916

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

The following table represents certain loans and REO, which were marked down to their fair value for the year ended March 31, 2011. The following assets are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at March 31, 2011, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$13,412	$-	$-	$13,412
Real estate owned	30,007	-	-	30,007

Total nonrecurring assets measured at fair value	$43,419	$-	$-	$43,419

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. For information regarding the Company’s method for estimating the fair value of impaired loans, see Note 1 – Summary of Significant Accounting Policies – Allowance for Loan Losses.

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

The estimated fair value of financial instruments is as follows (in thousands):

	March 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$51,752	$51,752	$13,587	$13,587
Certificates of deposit held for investment	14,900	15,006	-	-
Investment securities held to maturity	506	556	517	573
Investment securities available for sale	6,320	6,320	6,802	6,802
Mortgage-backed securities held to maturity	190	199	259	265
Mortgage-backed securities available for sale	1,777	1,777	2,828	2,828
Loans receivable, net	672,609	575,027	712,837	631,706
Loans held for sale	173	173	255	255
Mortgage servicing rights	396	970	509	1,015

Liabilities:
Demand – savings deposits	453,380	453,380	396,342	396,342
Time deposits	263,150	265,079	291,706	294,337

FHLB advances	-	-	23,000	23,006
FRB borrowings	-	-	10,000	9,998
Junior subordinated debentures	22,681	13,574	22,681	14,124

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value was not estimated for assets and liabilities that were not considered financial instruments.

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

Loans Receivable and Loans Held for Sale – For year ended March 31, 2011, due primarily to fewer comparable loan statistics being available for performing loans, performing and noncriticized loans were priced using a discounted cash flow analysis. Nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The fair value of loans held for sale was based on the loans carrying value as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value is likely.

For the year ended March 31, 2010, the entire loan portfolio was priced using comparable market statistics.  The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories.

Mortgage Servicing Rights - The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2011, the MSRs fair value totaled $970,000 which was estimated using a range of prepayment speed assumptions values that ranged from 150 to 595.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2011 and 2010. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

21.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2011, the Company had outstanding commitments to extend credit totaling $8.1 million, unused lines of credit totaling $69.8 million and undisbursed construction loans totaling $15.8 million.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2011 and 2010, standby letters of credit totaled $1.1 million and $1.4 million, respectively.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2011, loans under warranty totaled $103.4 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the Consolidated Financial Statements. At March 31, 2011, the Company had firm commitments to sell $423,000 of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2011, 2010 and 2009.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

22.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2011 AND 2010
(In thousands)	2011	2010
ASSETS
Cash and cash equivalents (including interest earning accounts of $4,000 and $159)	$4,059	$190
Investment in the Bank	116,750	104,724
Real estate owned – held for investment	8,328	-
Other assets	1,808	1,765
TOTAL ASSETS	$130,945	$106,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,305	$59
Deferred income taxes	15	5
Borrowings	22,681	22,681
Shareholders' equity	106,944	83,934
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,945	$106,679

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009
(In thousands)	2011	2010	2009

INCOME:
Dividend income from Bank	$-	$300	$-
Interest on investment securities and other short-term investments	44	37	114
Interest on loan receivable from the Bank	68	77	86
Total income	112	414	200

EXPENSE:
Management service fees paid to the Bank	143	143	143
Other expenses	1,316	1,318	1,656
Total expense	1,459	1,461	1,799
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(1,347)	(1,047)	(1,599)
BENEFIT FOR INCOME TAXES	(458)	(458)	(544)
LOSS OF PARENT COMPANY	(889)	(589)	(1,055)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	5,204	(4,855)	(1,595)
NET INCOME (LOSS)	$4,315	$(5,444)	$(2,650)

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009

(In thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,315	$(5,444)	$(2,650)
Adjustments to reconcile net income (loss) cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of the Bank	(5,204)	4,855	1,595
Provision (benefit) for deferred income taxes	10	(7)	-
Earned ESOP shares	64	73	43
Stock based compensation	77	112	-
Changes in assets and liabilities
Other assets	(43)	(413)	965
Accrued expenses and other liabilities	1,209	(91)	(87)
Net cash provided by (used in) operating activities	428	(915)	(134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate held for investment	(8,328)	-	-
Additional investment in subsidiary	(7,000)	-	(4,750)
Net cash used in investing activities	(15,328)	-	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	-	-	(2,402)
Proceeds from issuance of common stock, net	18,769	-	-
Proceeds from exercise of stock options	-	-	96
Net cash provided by (used in) financing activities	18,769	-	(2,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALNETS	3,869	(915)	(7,190)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	190	1,105	8,295

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,059	$190	$1,105

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2011:
Interest income	$10,388	$10,733	$10,789	$11,304
Interest expense	1,701	1,926	2,139	2,286
Net interest income	8,687	8,807	8,650	9,018
Provision for loan losses	500	1,600	1,675	1,300
Non-interest income	1,739	1,864	2,050	2,236
Non-interest expense	8,566	8,253	7,412	7,265
Income before income taxes	1,360	818	1,613	2,689
Provision for income taxes	506	239	496	924

Net income	$854	$579	$1,117	$1,765

Basic earnings per share (1)	$0.04	$0.03	$0.06	$0.16

Diluted earnings per share (1)	$0.04	$0.03	$0.06	$0.16
Fiscal 2010:
Interest income	$11,058	$11,513	$11,797	$11,894
Interest expense	2,491	2,787	2,884	3,214
Net interest income	8,567	8,726	8,913	8,680
Provision for loan losses	5,850	4,500	3,200	2,350
Non-interest income	1,846	1,522	1,795	2,103
Non-interest expense	11,926	7,792	7,267	7,988
Income before income taxes	(7,363)	(2,044)	241	445
Provision (benefit) for income taxes	(2,660)	(758)	39	102

Net income (loss)	$(4,703)	$(1,286)	$202	$343

Basic earnings (loss) per share (1)	$(0.44)	$(0.12)	$0.02	$0.03

Diluted earnings (loss) per share (1)	$(0.44)	$(0.12)	$0.02	$0.03
          (1) Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of the end of the period covered by this report.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audits the Company’s consolidated financial statements has audited the Company’s internal control over financial reporting as of March 31, 2011, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the internal control over financial reporting of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2011 of the Company and our report dated June 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 8, 2011

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2011 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Gary R. Douglass, Gerald L. Nies and Jerry C. Olson.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards.  The Company’s Board of Directors has Mr. Douglass, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement for the 2011 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	355,000	9.21	75,154
1998 Stock Option Plan	113,700	8.38	-

Equity compensation plans not approved by security holders:	-	-	-

Total	468,700		75,154

Item 13.  Certain Relationships and Related Transactions; and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Proxy statement for the 2011 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

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

RIVERVIEW BANCORP, INC.

Date: June 2, 2011	By: /s/ Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Ronald A. Wysaske
	Patrick Sheaffer		Ronald A. Wysaske
	Chairman of the Board and		President and Chief Operating Officer
	Chief Executive Officer		Director
(Principal Executive Officer)

Date:	June 2, 2011	Date:	June 2, 2011

By:	/s/ Kevin J. Lycklama	By:	/s/ Bess R. Wills
	Kevin J. Lycklama		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 2, 2011	Date:	June 2, 2011

By:	/s/ Gary R. Douglass	By:	/s/ Edward R. Geiger
	Gary R. Douglass		Edward R. Geiger
	Director		Director

Date:	June 2, 2011	Date:	June 2, 2011

By:	/s/ Michael D. Allen	By:	/s/ Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	June 2, 2011	Date:	June 2, 2011

By:	/s/ Gerald L. Nies
Gerald L. Nies
Director

Date:	June 2, 2011

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