Form 10-Q
period 2011-06-30
RIVERVIEW BANCORP INC
filed 2011-08-10
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [  ]                                           Accelerated filer   [  ]                        Non-accelerated filer  [  ]                 Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of August 8, 2011.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011	2

	Consolidated Statements of Income Three Months Ended June 30, 2011 and 2010	3

	Consolidated Statements of Equity Three Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6-20

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-35

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4:	Controls and Procedures	35

Part II.	Other Information	36-37

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securitie

Item 4:	[Removed and reserved]

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		38
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Forward Looking Statements

As used in this report, the terms “we,” “our,” “us” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to “Bank” in this report, we are referring to Riverview Community Bank, a wholly owned subsidiary of Riverview Bancorp, Inc.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to know and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank by the Office of the Comptroller of the Currency (“OCC”) and of the Company by the Federal Reserve, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions entered into with its banking regulators and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND MARCH 31, 2011
(In thousands, except share and per share data) (Unaudited)	June 30, 2011	March 31, 2011
ASSETS
Cash (including interest-earning accounts of $58,044 and $37,349)	$70,010	$51,752
Certificates of deposit held for investment	18,875	14,900
Loans held for sale	190	173
Investment securities held to maturity, at amortized cost (fair value of $549 and $556)	499	506
Investment securities available for sale, at fair value (amortized cost of $8,493 and $8,514)	6,506	6,320
Mortgage-backed securities held to maturity, at amortized cost (fair value of $194 and $199)	185	190
Mortgage-backed securities available for sale, at fair value (amortized cost of $1,494 and $1,729)	1,545	1,777
Loans receivable (net of allowance for loan losses of $16,059 and $14,968)	677,310	672,609
Real estate and other personal property owned	27,213	27,590
Prepaid expenses and other assets	5,973	5,887
Accrued interest receivable	2,494	2,523
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	15,864	16,100
Deferred income taxes, net	9,375	9,447
Mortgage servicing rights, net	364	396
Goodwill	25,572	25,572
Core deposit intangible, net	197	219
Bank owned life insurance	16,103	15,952
TOTAL ASSETS	$885,625	$859,263

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$742,859	$716,530
Accrued expenses and other liabilities	8,824	9,396
Advanced payments by borrowers for taxes and insurance	406	680
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,556	2,567
Total liabilities	777,326	751,854

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2011 – 22,471,890 issued and outstanding	225	225
March 31, 2011 – 22,471,890 issued and outstanding
Additional paid-in capital	65,634	65,639
Retained earnings	43,907	43,193
Unearned shares issued to employee stock ownership trust	(670)	(696)
Accumulated other comprehensive loss	(1,278)	(1,417)
Total shareholders’ equity	107,818	106,944

Noncontrolling interest	481	465
Total equity	108,299	107,409
TOTAL LIABILITIES AND EQUITY	$885,625	$859,263

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended June 30,
(In thousands, except share and per share data) (Unaudited)	2011	2010
INTEREST INCOME:
Interest and fees on loans receivable	$10,280	$11,193
Interest on investment securities – taxable	45	55
Interest on investment securities – non-taxable	12	15
Interest on mortgage-backed securities	16	26
Other interest and dividends	75	15
Total interest and dividend income	10,428	11,304

INTEREST EXPENSE:
Interest on deposits	1,230	1,901
Interest on borrowings	368	385
Total interest expense	1,598	2,286
Net interest income	8,830	9,018
Less provision for loan losses	1,550	1,300
Net interest income after provision for loan losses	7,280	7,718

NON-INTEREST INCOME:
Fees and service charges	1,042	1,099
Asset management fees	625	521
Net gain on sale of loans held for sale	23	119
Bank owned life insurance	151	150
Other	63	347
Total non-interest income	1,904	2,236

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,511	3,940
Occupancy and depreciation	1,163	1,141
Data processing	288	252
Amortization of core deposit intangible	22	26
Advertising and marketing expense	245	135
FDIC insurance premium	273	421
State and local taxes	179	171
Telecommunications	107	107
Professional fees	339	326
Real estate owned expenses	430	166
Other	600	580
Total non-interest expense	8,157	7,265

INCOME BEFORE INCOME TAXES	1,027	2,689
PROVISION FOR INCOME TAXES	313	924
NET INCOME	$714	$1,765

Earnings per common share:
Basic	$0.03	$0.16
Diluted	0.03	0.16
Weighted average number of shares outstanding:
Basic	22,308,696	10,735,946
Diluted	22,309,353	10,735,946

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Stock option expense	-	-	39	-	-	-	-	39
Earned ESOP shares	-	-	(7)	-	26	-	-	19
	10,923,773	109	46,980	38,878	(773)	(1,202)	420	84,412
Comprehensive income:
Net income	-	-	-	1,765	-	-	-	1,765
Other comprehensive loss, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(39)	-	(39)
Noncontrolling interest	-	-	-	-	-	-	15	15
Total comprehensive income	-	-	-	-	-	-	-	1,741

Balance June 30, 2010	10,923,773	$109	$46,980	$40,643	$(773)	$(1,241)	$435	$86,153

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Stock option expense	-	-	3	-	-	-	-	3
Earned ESOP shares	-	-	(8)	-	26	-	-	18
	22,471,890	225	65,634	43,193	(670)	(1,417)	465	107,430
Comprehensive income:
Net income	-	-	-	714	-	-	-	714
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	139	-	139
Noncontrolling interest	-	-	-	-	-	-	16	16
Total comprehensive income	-	-	-	-	-	-	-	869

Balance June 30, 2011	22,471,890	$225	$65,634	$43,907	$(670)	$(1,278)	$481	$108,299

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands) (Unaudited)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$714	$1,765
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	456	345
Provision for loan losses	1,550	1,300
Noncash expense related to ESOP	18	19
Decrease in deferred loan origination fees, net of amortization	(12)	(189)
Origination of loans held for sale	(818)	(3,969)
Proceeds from sales of loans held for sale	808	3,602
Stock based compensation expense	3	39
Writedown of real estate owned	211	74
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(16)	(261)
Income from bank owned life insurance	(151)	(150)
Changes in assets and liabilities:
Prepaid expenses and other assets	(138)	480
Accrued interest receivable	29	196
Accrued expenses and other liabilities	(518)	1,450
Net cash provided by operating activities	2,136	4,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	(6,789)	10,988
Proceeds from call, maturity, or sale of investment securities available for sale	-	4,990
Principal repayments on investment securities available for sale	21	27
Principal repayments on investment securities held to maturity	7	6
Purchase of investment securities available for sale	-	(5,000)
Principal repayments on mortgage-backed securities available for sale	235	274
Principal repayments on mortgage-backed securities held to maturity	5	56
Purchase of premises and equipment and capitalized software	(148)	(147)
Purchase of certificates of deposits held for investment, net	(3,975)	-
Capitalized improvements related to real estate owned	(207)	(5)
Proceeds from sale of real estate owned and premises and equipment	929	1,486
Net cash provided by (used in) investing activities	(9,922)	12,675

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	26,329	27,525
Proceeds from borrowings	-	78,800
Repayment of borrowings	-	(83,800)
Principal payments under capital lease obligation	(11)	(11)
Net decrease in advance payments by borrowers	(274)	(233)
Net cash provided by financing activities	26,044	22,281

NET INCREASE IN CASH	18,258	39,657
CASH, BEGINNING OF PERIOD	51,752	13,587
CASH, END OF PERIOD	$70,010	$53,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,226	$1,939
Income taxes	-	4

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$561	$2,996
Fair value adjustment to securities available for sale	210	(59)
Income tax effect related to fair value adjustment	(71)	20

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 Form 10-K”). The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective from October 1, 1998 and expired on October 1, 2008.  Accordingly, no further option awards may be granted under the 1998 Plan; however, any awards granted prior to its expiration remain outstanding subject to their terms.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“the Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2011, there were options for 75,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2011
	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	468,700	$9.00
Grants	-	-
Forfeited	-	-
Balance, end of period	468,700	$9.00

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Stock options fully vested and expected to vest:
Number	466,775	458,475
Weighted average exercise price	$9.01	$9.42
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.73	6.44
Stock options fully vested and currently exercisable:
Number	448,400	335,700
Weighted average exercise price	$9.23	$11.28
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.60	5.46

(1)   The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2011 and 2010 was $3,000 and $39,000, respectively.  As of June 30, 2011, there was $13,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  There were no stock options granted during the three months ended June 30, 2011.

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2011	2.50%	6.25	45.05%	2.77%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2011 and 2010, stock options for 468,000 and 466,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2011	2010
Basic EPS computation:
Numerator-net income	$714,000	$1,765,000
Denominator-weighted average common shares outstanding	22,308,696	10,735,946
Basic EPS	$0.03	$0.16
Diluted EPS computation:
Numerator-net income	$714,000	$1,765,000
Denominator-weighted average common shares outstanding	22,308,696	10,735,946
Effect of dilutive stock options	657	-
Weighted average common shares
and common stock equivalents	22,309,353	10,735,946
Diluted EPS	$0.03	$0.16

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Municipal bonds	$499	$50	$-	$549

March 31, 2011
Municipal bonds	$506	$50	$-	$556

The contractual maturities of investment securities held to maturity are as follows (in thousands):

June 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	499	549
Due after ten years	-	-
Total	$499	$549

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Trust preferred	$2,974	$-	$(1,986)	$988
Agency securities	5,000	-	(1)	4,999
Municipal bonds	519	-	-	519
Total	$8,493	$-	$(1,987)	$6,506

March 31, 2011
Trust preferred	$2,974	$-	$(2,058)	$916
Agency securities	5,000	-	(136)	4,864
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,194)	$6,320

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	4,999
Due after five years through ten years	-	-
Due after ten years	3,493	1,507
Total	$8,493	$6,506

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011

Trust preferred	$-	$-	$988	$(1,986)	$988	$(1,986)
Agency securities	4,999	(1)	-	-	4,999	(1)
Total	$4,999	$(1)	$988	$(1,986)	$5,987	$(1,987)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011

Trust preferred	$-	$-	$916	$(2,058)	$916	$(2,058)
Agency securities	4,864	(136)	-	-	4,864	(136)
Total	$4,864	$(136)	$916	$(2,058)	$5,780	$(2,194)

At June 30, 2011, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 19 other financial institution holding companies, which we refer to as a pooled trust preferred security. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 37% of the remaining collateral), and eight others are currently in deferral (30% of the remaining collateral). The Company has estimated an expected default rate of 45% for the security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying banks. There was no excess subordination on this security.

During the three months ended June 30, 2011, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above pooled trust preferred security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
FHLMC mortgage-backed securities	$76	$3	$-	$79
FNMA mortgage-backed securities	109	6	-	115
Total	$185	$9	$-	$194

March 31, 2011
FHLMC mortgage-backed securities	$78	$4	$-	$82
FNMA mortgage-backed securities	112	5	-	117
Total	$190	$9	$-	$199

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5	6
Due after five years through ten years	-	-
Due after ten years	180	188
Total	$185	$194

Mortgage-backed securities held to maturity with an amortized cost of $74,000 and $76,000 and a fair value of $77,000 and $80,000 at June 30, 2011 and March 31, 2011, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $97,000 and $98,000 and a fair value of $101,000 and $103,000 at June 30, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$390	$12	$-	$402
FHLMC mortgage-backed securities	1,089	38	-	1,127
FNMA mortgage-backed securities	15	1	-	16
Total	$1,494	$51	$-	$1,545

March 31, 2011
Real estate mortgage investment conduits	$421	$12	$-	$433
FHLMC mortgage-backed securities	1,270	34	-	1,304
FNMA mortgage-backed securities	38	2	-	40
Total	$1,729	$48	$-	$1,777

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,104	1,143
Due after five years through ten years	125	133
Due after ten years	265	269
Total	$1,494	$1,545

Mortgage-backed securities available for sale with an amortized cost of $1.0 million and $178,000 and a fair value of $1.1 million and $187,000 at June 30, 2011 and March 31, 2011, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities available for sale with an amortized cost of $108,000 and $128,000 and a fair value of $110,000 and $131,000 at June 30, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
Commercial and construction
Commercial business	$84,158	$85,511
Other real estate mortgage	465,391	461,955
Real estate construction	25,924	27,385
Total commercial and construction	575,473	574,851

Consumer
Real estate one-to-four family	115,578	110,437
Other installment	2,318	2,289
Total consumer	117,896	112,726

Total loans	693,369	687,577

Less: Allowance for loan losses	16,059	14,968
Loans receivable, net	$677,310	$672,609

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2011 and March 31, 2011, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

Allowance for loan loss: The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

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

Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results, findings of its third-party independent credit reviewers and internal credit department in its quarterly evaluation of the allowance for loan losses. Management’s recent analysis of the allowance for loan losses has placed greater emphasis on the Company’s construction and land development loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales in its market areas.

The following tables present a reconciliation of the allowance for loan losses (in thousands):

June 30, 2011	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	464	(172)	1,804	(9)	(21)	222	(738)	1,550
Charge-offs	(453)	-	-	-	-	(15)	-	(468)
Recoveries	8	-	-	-	-	1	-	9
Ending balance	$1,841	$4,572	$3,807	$2,163	$799	$1,547	$1,330	$16,059

June 30, 2010	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642
Provision for loan losses	779	470	(491)	18	105	(62)	481	1,300
Charge-offs	(400)	-	(1,408)	-	(1,191)	(393)	-	(3,392)
Recoveries	3	-	-	-	2	10	-	15
Ending balance	$3,563	$5,062	$3,114	$441	$4,053	$1,129	$2,203	$19,565

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
June 30, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$171	$1,670	$1,841	$2,958	$81,200	$84,158
Commercial real estate	33	4,539	4,572	10,418	350,376	360,794
Land	1,983	1,824	3,807	9,947	44,615	54,562
Multi-family	1,749	414	2,163	8,117	41,918	50,035
Real estate construction	-	799	799	3,963	21,961	25,924
Consumer	-	1,547	1,547	-	117,896	117,896
Unallocated	-	1,330	1,330	-	-	-
Total	$3,936	$12,123	$16,059	$35,403	$657,966	$693,369

	Allowance for loan losses			Recorded investment in loans
March 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$207	$1,615	$1,822	$3,382	$82,129	$85,511
Commercial real estate	59	4,685	4,744	8,976	355,712	364,688
Land	-	2,003	2,003	2,695	52,563	55,258
Multi-family	1,779	393	2,172	8,000	34,009	42,009
Real estate construction	-	820	820	4,206	23,179	27,385
Consumer	-	1,339	1,339	-	112,726	112,726
Unallocated	-	2,068	2,068	-	-	-
Total	$2,045	$12,923	$14,968	$27,259	$660,318	$687,577

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $281,000 and $612,000 during the three months ended June 30, 2011 and 2010, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

June 30, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,378	$2,660	$4,038	$80,120	$84,158	$-
Commercial real estate	5,417	1,281	6,698	354,096	360,794	-
Land	11,301	2,904	14,205	40,357	54,562	-
Multi-family	445	-	445	49,590	50,035	-
Real estate construction	-	3,963	3,963	21,961	25,924	-
Consumer	1,013	2,302	3,315	114,581	117,896	-
Total	$19,554	$13,110	$32,664	$660,705	$693,369	$-

March 31, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,415	$2,871	$4,286	$81,225	$85,511	$-
Commercial real estate	2,112	1,385	3,497	361,191	364,688	-
Land	-	2,904	2,904	52,354	55,258	-
Multi-family	-	-	-	42,009	42,009	-
Real estate construction	-	4,206	4,206	23,179	27,385	-
Consumer	4,271	957	5,228	107,498	112,726	-
Total	$7,798	$12,323	$20,121	$667,456	$687,577	$-

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of the loan portfolio risk. In arriving at the rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics unless the loan is placed on non-accrual status in which case it is assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan loss.

Pass – These loans have risk rating between 1 and 4 and are to borrowers that meet normal credit standards.  Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc., are offset by strength in other areas. Typically, the operating assets of the company and/or real estate will secure these loans. Management is considered competent. The borrower has the ability to repay the debt in the normal course of business.

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

Doubtful – These loans have a risk rating of 8 and are rated in accordance with regulatory guidelines. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.

Loss – These loans have a risk rating of 9 and are rated in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	June 30, 2011		March 31, 2011
	Weighted- Average Risk Grade	Classified Loans	Weighted- Average Risk Grade	Classified Loans

Commercial business	4.00	$4,970	4.00	$4,920
Commercial real estate	3.67	11,667	3.66	8,909
Land	5.06	8,857	5.00	8,818
Multi-family	3.90	4,796	4.06	4,679
Real estate construction	5.00	7,863	4.96	8,106
Consumer (1)	6.58	2,302	7.00	957
Total	3.94	$40,455	3.93	$36,389

Total loans risk rated	$575,642		$573,506

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

Impaired loans: A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or a troubled debt restructure. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last six months, the Company obtains an updated market valuation. Subsequently, the Company obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

June 30, 2011	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment

Commercial business	$940	$2,018	$2,958	$5,240	$171	$3,170
Commercial real estate	3,206	7,212	10,418	10,696	33	9,697
Land	1,315	8,632	9,947	12,939	1,983	6,321
Multi-family	-	8,117	8,117	8,150	1,749	8,059
Real estate construction	3,963	-	3,963	8,455	-	4,085
Consumer	-	-	-	-	-	-
Total	$9,424	$25,979	$35,403	$45,480	$3,936	$31,332

March 31, 2011

Commercial business	$1,024	$2,358	$3,382	$5,562	$207	$5,593
Commercial real estate	750	8,226	8,976	9,221	59	9,979
Land	2,695	-	2,695	5,094	-	6,695
Multi-family	-	8,000	8,000	8,036	1,779	3,864
Real estate construction	4,206	-	4,206	8,474	-	10,950
Consumer	-	-	-	-	-	462
Total	$8,675	$18,584	$27,259	$36,387	$2,045	$37,543

The related amount of interest income recognized on loans that were impaired was $291,000 and $176,000 during the three months ended June 30, 2011and 2010, respectively.

At June 30, 2011, the Company had troubled debt restructurings totaling $5.3 million, which includes one commercial business loan totaling $499,000 which is on nonaccrual status. All other troubled debt restructurings were on accrual status at June 30, 2011. At March 31, 2011, the Company had troubled debt restructurings totaling $5.9 million, which were on accrual status.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days will be charged-off. Loans discharged in bankruptcy proceedings will be charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The portion of the outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs would be postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment.

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

An interim impairment test was not deemed necessary as of June 30, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit was remote.

10.	JUNIOR SUBORDINATED DEBENTURE

At June 30, 2011, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at June 30, 2011. As of June 30, 2011, the Company has deferred a total of $1.6 million of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2011 and March 31, 2011, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at June 30, 2011 (in thousands):

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

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at June 30, 2011, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$988	$-	$-	$988
Agency securities	4,999	-	4,999	-
Municipal bonds	519	-	519	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	402	-	402	-
FHLMC mortgage-backed securities	1,127	-	1,127	-
FNMA mortgage-backed securities	16	-	16	-
Total recurring assets measured at fair value	$8,051	$-	$7,063	$988

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three months ended June 30, 2011.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010
	Available for sale securities	Available for sale securities

Beginning balance	$916	$1,042
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	72	(48)
Ending balance	$988	$994

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

The Company has determined that the market for its single pooled trust preferred security was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the pooled trust preferred security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the three months ended June 30, 2011. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at June 30, 2011, using
		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	Fair value June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$15,121	$-	$-	$15,121
Real estate owned	4,190	-	-	4,190
Total nonrecurring assets measured at fair value	$19,311	$-	$-	$19,311

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

12.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued FASB ASU No. 2010-28 regarding intangibles such as goodwill and when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. As a result, goodwill impairments may be reported sooner than under current practice. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

In January 2011, the FASB issued FASB ASU No. 2011-01 which defers the effective date of disclosures about troubled debt restructurings in FASB ASU No. 2010-20.  ASU No. 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of ASU No. 2011-02, which is effective for periods beginning on or after June 15, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued FASB ASU No. 2011-02 regarding a creditor’s determination of a troubled debt restructure. This guidance will assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued FASB ASU No. 2011-04 regarding fair value measurement. This guidance amends previous guidance on fair value measurement to achieve common fair value measurement and disclosure requirement in GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued FASB ASU No. 2011-05 regarding the presentation of comprehensive income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance will facilitate convergence of GAAP and IFRS. The guidance is effective for the annual periods, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is as follows (in thousands):

	June 30, 2011		March 31, 2011
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$70,010	$70,010	$51,752	$51,752
Certificates of deposit held for investment	18,875	18,997	14,900	15,006
Investment securities held to maturity	499	549	506	556
Investment securities available for sale	6,506	6,506	6,320	6,320
Mortgage-backed securities held to maturity	185	194	190	199
Mortgage-backed securities available for sale	1,545	1,545	1,777	1,777
Loans receivable, net	677,310	581,198	672,609	575,027
Loans held for sale	190	190	173	173
Mortgage servicing rights	364	864	396	970

Liabilities:
Demand – savings deposits	486,992	486,992	453,380	453,380
Time deposits	255,867	257,890	263,150	265,079

Junior subordinated debentures	22,681	12,417	22,681	13,574

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes, where available.  The fair value of the pooled trust preferred security was determined using a discounted cash flow method (see also Note 11 – Fair Value Measurement).

Loans Receivable and Loans Held for Sale – Loans were priced using a discounted cash flow analysis. Nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The fair value of loans held for sale was based on the loans carrying value as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value is likely.

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At June 30, 2011, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 100 to 423.

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

Off-Balance Sheet Financial Instruments – The estimated fair value of loan commitments approximates fees recorded associated with such commitments. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

At June 30, 2011, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$4,639
Fixed-rate	4,943
Standby letters of credit	1,457
Undisbursed loan funds, and unused lines of credit	83,379
Total	$94,418

At June 30, 2011, the Company had firm commitments to sell $190,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2011, loans under warranty totaled $100.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2011 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2011 Form 10-K.

Regulatory Developments and Significant Events

Subsequent to June 30, 2011 and after the issuance of its earnings release which was filed with the Securities Exchange Commission (“SEC”) on July 21, 2011, the Company received an updated appraisal on a property securing three loans in its loan portfolio. As a result of this updated appraisal, the Company adjusted its valuation allowance on these loans which resulted in an increase in its allowance for loan losses and provision for loan losses by $600,000. These adjustments are reflected in the financial results for the quarter ended June 30, 2011.

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”) which is now enforced by the Office of the Comptroller of the Currency as the successor to the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%, compared to its current minimum required regulatory Tier 1 Capital (Leverage) Ratio of 4% and Total Risk-Based Capital Ratio of 8%.  As of June 30, 2011, the Bank’s leverage ratio was 11.02% (3.02% over the required minimum) and its total risk-based capital ratio was 14.72% (2.72% over the required minimum). The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses; (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OTS; and (f) obtain written approval of the Loan Committee and the Board prior to the extension of credit to any borrower with a classified loan. For additional information relating to the Bank’s regulatory capital requirements, see "Shareholders' Equity and Capital Resources" set forth below.

The Company also entered into a separate MOU agreement with the OTS which is now enforced by the Federal Reserve as the successor to the OTS. Under the agreement, the Company must, among other things support the Bank’s compliance with its MOU issued in January 2009.  The MOU also requires the Bank to: (a) provide notice to and obtain written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the OTS prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

We do not believe that either of these agreements have constrained or will constrain our business plan and furthermore, we believe that the Company and the Bank are currently in compliance with all of the requirements of the MOUs through their normal business operations. These requirements will remain in effect until modified or terminated by the OCC or Federal Reserve, as the case may be.

On July 8, 2011, the Company announced that on June 15, 2011, the Boards of Directors of the Company and the Bank, have adopted a Plan of Reorganization and Charter Conversion (the Plan) to convert the Bank from a federally chartered stock savings bank to a Washington commercial bank and to reorganize the Company as a bank holding company. In connection with the adoption of the Plan, the Bank has filed an application with the Washington Department of Financial Institutions (Washington DFI) to convert the Bank to a Washington chartered commercial bank and the Company has filed an application with the Board of Governors of the Federal Reserve System to reorganize as a bank holding company. The Bank's charter conversion is subject to the approval of the Washington DFI, the Federal Deposit Insurance Corporation (FDIC), and the OCC; the Company's reorganization as a bank holding company is subject to the approval of the Board of Governors of the Federal Reserve Board.

Executive Overview

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans represent 83.0% of the loan portfolio at June 30, 2011 compared to 83.6% at March 31, 2011. The Company’s strategy over the past several years has been to control balance sheet growth in order to improve its regulatory capital ratios, including the targeted reduction of residential construction related loans. Speculative construction loans represent $14.3 million, or 85.1% of the residential construction portfolio at June 30, 2011, a decrease of 13.5% from March 31, 2011 and 49.3% from a year ago. Land acquisition and development loans totaled $54.5 million at June 30, 2011, a decrease of 1.3% from March 31, 2011 and 20.1% from June 30, 2010. Most recently, the Company has shifted its focus to increasing commercial business loans, owner occupied commercial real estate loans, multi-family loans and high quality one-to-four family mortgage loans.

Through the Bank’s subsidiary, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver, Washington, the Company provides full-service brokerage activities, trust and asset management services. The Bank’s Business and Professional Banking Division, with two lending offices in Vancouver and one in Portland, offers commercial and business banking services.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon.  Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Service and Fisher Investments, as well as several support industries.  In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. A significant portion of these commercial and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At June 30, 2011, checking accounts totaled $219.1 million, or 29.5% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 17 branches, including ten in Clark County and two in the Portland metropolitan area, and three lending centers.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2011, has negatively affected the economy in our market area. As a result, we have experienced a decline in the values of real estate collateral supporting our construction real estate and land acquisition and development loans, and experienced increased loan delinquencies and defaults, primarily in our residential construction and land development loan portfolios. Throughout 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the continuing reduction in our exposure to residential construction and land development loans and the recent slowdown in the emergence of new problem assets, looking forward we anticipate our credit costs could remain elevated for the foreseeable future as compared to historical levels. Although our non-performing loans and provision for loan losses have decreased over the last fiscal year and economic conditions appear to have stabilized, a prolonged weak economy in our market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and loan charge-offs in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our market areas from the recent recessionary downturn.

The weak housing market and economic conditions has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios as compared to prior periods. Foreclosures and delinquencies are also the result of investor speculation in many states, including Washington and Oregon, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter ended June 30, 2011, unemployment in the Company’s market decrease in both

Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 9.9% at June 30, 2011 compared to 13.0% at March 31, 2011 and 13.1% at June 30, 2010. According to the Oregon Employment Department, unemployment in Portland decreased to 8.5% at June 30, 2011 compared to 9.0% at March 2011 and 10.0% at June 2010.  Home values at June 30, 2011 in the Company’s market area remained lower, reflecting the sharp decrease in home values during the last three fiscal years, due in large part to an increase in volume of foreclosures and short sales. Home values have begun, however, to stabilize. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 6.0 months at June 2011 compared to 7.1 months at March 31, 2011 and 7.3 months at June 30, 2010. Inventory levels in Clark County have decreased to 6.8 months at June 30, 2011 compared to 8.3 months at March 31, 2011 and remained the same at 6.8 months at June 30, 2010. According to RMLS, closed home sales in Clark County increased 25.6% and decreased 7.2% at June 30, 2011 compared to March 31, 2011 and June 30, 2010, respectively. Closed home sales in Portland increased 21.2% and decreased 2.7% at June 30, 2011 compared to March 31, 2011 and June 30, 2010, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 20.7% and 23.9%, respectively, as of June 30, 2011 compared to 18.6% and 23.9%, respectively, at June 30, 2010. The Company believes there are indications that increased loan delinquencies and defaults may remain elevated for the foreseeable future.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. Beginning in 2008, in connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios.  Nonperforming assets decreased from $47.9 million at June 30, 2010 to $40.3 million at June 30, 2011.  The Company has continued to reduce its exposure to land development and speculative construction loans, which represented $6.9 million or 52.4% of its nonperforming loans at June 30, 2011 as compared to $7.1 million or 57.7% of nonperforming loans at March 31, 2011. The total land development and speculative construction loan portfolios declined to $68.8 million at June 30, 2011 as compared to $71.7 million at March 31, 2011. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $358.6 million and $280.3 million at June 30, 2011 and 2010, respectively.

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

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle (FHLB) and Federal Reserve Bank of San Francisco (FRB) advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Total deposits have increased from $716.5 million at March 31, 2011 to $742.9 million at June 30, 2011.  Branch deposits increased $21.7 million during the three months ended June 30, 2011. The Company had no outstanding advances from the FHLB or the FRB at June 30, 2011.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all phases of the Company’s operations. Beginning in fiscal 2009, the Company instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. In the first quarter of fiscal year 2012, the Company formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company.

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth amongst its employees. During the third quarter of fiscal year 2011, the Company hired additional talented and experienced bankers, including an executive vice president of operations and marketing, director of medical banking and two additional commercial bankers. Management believes the addition of these professionals will allow the Company to capitalize on existing growth opportunities within its market area.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its market area to grow its franchise.  The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branches and FDIC-assisted whole bank transactions that meet its investment and market objectives. The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past seven years.  The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people.  The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. As part of its expansion strategy, the Company recently announced plans to open a new branch in Gresham, Oregon.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands).

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2011

Commercial business	$84,158	$-	$-	$84,158
Commercial construction	-	-	9,164	9,164
Office buildings	-	92,795	-	92,795
Warehouse/industrial	-	48,338	-	48,338
Retail/shopping centers/strip malls	-	85,591	-	85,591
Assisted living facilities	-	35,487	-	35,487
Single purpose facilities	-	98,583	-	98,583
Land	-	54,562	-	54,562
Multi-family	-	50,035	-	50,035
One-to-four family construction	-	-	16,760	16,760
Total	$84,158	$465,391	$25,924	$575,473

March 31, 2011

Commercial business	$85,511	$-	$-	$85,511
Commercial construction	-	-	8,608	8,608
Office buildings	-	95,529	-	95,529
Warehouse/industrial	-	49,627	-	49,627
Retail/shopping centers/strip malls	-	85,719	-	85,719
Assisted living facilities	-	35,162	-	35,162
Single purpose facilities	-	98,651	-	98,651
Land	-	55,258	-	55,258
Multi-family	-	42,009	-	42,009
One-to-four family construction	-	-	18,777	18,777
Total	$85,511	$461,955	$27,385	$574,851

Comparison of Financial Condition at June 30, 2011 and March 31, 2011

Cash, including interest-earning accounts, totaled $70.0 million at June 30, 2011 compared to $51.8 million at March 31, 2011. The $18.3 million increase was attributed to the Company’s planned balance sheet restructuring strategy and the Company’s decision to increase its liquidity position for regulatory and asset-liability purposes. As part of this strategy, beginning in fiscal year 2011, the Company also began investing in short-term certificates of deposit. At June 30, 2011, certificates of deposit held for investment totaled $18.9 million. The increase was also attributable to the increase in deposit balances during this period. Additionally, the $18.8 million raised in the Company’s common stock offering during the second quarter of fiscal 2011 resulted in an increase in cash balances.

Investment securities available for sale totaled $6.5 million and $6.3 million at June 30, 2011 and March 31, 2011, respectively. The Company reviews investment securities for other than temporary impairment (“OTTI”), taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the quarter ended June 30, 2011, the Company determined that none of its investment securities required an OTTI charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

Loans receivable, net, totaled $677.3 million at June 30, 2011, compared to $672.6 million at March 31, 2011, an increase of $4.7 million. Consistent with its recent shift in focus to increasing commercial business loans, owner occupied commercial real estate loans, multi-family loans and high-quality one-to-four family mortgage loans, the Company’s multi-family and one-to-four family mortgage loan portfolios increased $8.0 million and $5.1 million, respectively during the quarter. These increases in the loan portfolio were partially offset by a combination of loan payoffs, principal repayments, transfer to REO and loan charge-offs. The total commercial real estate loan portfolio (“CRE”), consisting of other real estate mortgage loans less land and multi-family loans, was $360.8 million as of June 30, 2011, compared to $364.7 million as of March 31, 2011. Of this total, 29% of these properties are owner occupied, and 71% are non-owner occupied as of June 30, 2011. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $26.3 million to $742.9 million at June 30, 2011, compared to $716.5 million at March 31, 2011. The Company had no wholesale-brokered deposits as of June 30, 2011 or March 31, 2011. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) accounted for 90.7% of total deposits at June 30, 2011, compared to 91.1% at March 31, 2011. The Company plans to continue its focus on the growth of core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $874,000 to $107.8 million at June 30, 2011 from $106.9 million at March 31, 2011.  The increase was mainly attributable net income of $714,000 for the three months ended June 30, 2011.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2011, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. In the fourth quarter of fiscal 2009, the Bank entered into a MOU with the OTS, which requires, among other things, the Bank to maintain a minimum Tier 1 Capital (Leverage) Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. These higher capital requirements will remain in effect until the MOU with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2011.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		"Adequately Capitalized"		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital:
(To Risk-Weighted Assets)	$102,104	14.72%	$55,506	8.0%	$69,383	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	93,389	13.46	27,753	4.0	41,630	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	93,389	11.02	33,900	4.0	42,375	5.0
Tangible Capital:
(To Tangible Assets)	93,389	11.02	12,713	1.5	N/A	N/A

	Actual		"Adequately Capitalized"		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$101,002	14.61%	$55,312	8.0%	$69,140	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	92,307	13.35	27,656	4.0	41,484	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	92,307	11.24	32,845	4.0	41,056	5.0
Tangible Capital:
(To Tangible Assets)	92,307	11.24	12,317	1.5	N/A	N/A

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  The Company continued with the interest deferral at June 30, 2011.  As of June 30, 2011, the Company had deferred a total of $1.6 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balances Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2011, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 2011, cash totaled $70.0 million, or 7.9% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2011, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $109.2 million from the FRB, subject to sufficient collateral. At June 30, 2011, there were no advances from the FHLB of Seattle and the Bank has an available credit facility of $188.4 million, limited to sufficient collateral and stock investment. At June 30, 2011, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not relied on brokered deposits to fund its operations. At June 30, 2011, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $35.3 million, or 4.7% of total deposits, and $36.6 million, or 5.1% of total deposits, at June 30, 2011 and March 31, 2011, respectively. With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts. On June 9, 2009, the OTS informed the Bank that it was restricting the Bank’s brokered deposits to 10% of total deposits (including CDARS and ICS). Subsequently, as a result of the Bank’s improving financial condition, the OTS formally increased this limit to 20% of total deposits in March 2011. The combination of all the Bank’s funding sources provides the Bank access to additional available liquidity of $492.7 million, or 55.6% of total assets at June 30, 2011.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000. Under the Dodd-Frank Act, since January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer be eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Bank are now insured by the FDIC up to $250,000 per account owner.

At June 30, 2011, the Company had commitments to extend credit of $94.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $198.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $154.3 million.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its Debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. The Company completed a secondary offering of its common stock during the second quarter of fiscal 2011. Net proceeds from this offering were $18.8 million.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $40.3 million or 4.55% of total assets at June 30, 2011 compared to $39.9 million or 4.65% of total assets at March 31, 2011. Nonperforming loans were $13.1 million or 1.89% of total loans at June 30, 2011 compared to $12.3 million or 1.79% of total loans at March 31, 2011. The $13.1 million balance of nonperforming loans consisted of thirty-six loans to thirty-three borrowers, which includes eleven commercial business loans totaling $2.7 million, three commercial real estate loans totaling $1.3 million, four land acquisition and development loans totaling $2.9 million (the largest of which was $1.4 million), three real estate construction loans totaling $4.0 million and fifteen residential real estate loans totaling $2.3 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $1.4 million to a Washington borrower who has property located in Southern California.

The Company’s problem credits have continued to be concentrated in the residential construction and land development portfolios. At June 30, 2011, the balances of these portfolios were $16.8 million and $54.6 million, respectively, and represented $6.9 million, or 52.38%, of the total nonperforming loan balance. The percentage of nonperforming loans in the residential construction and land development portfolios was 23.65% and 5.32%, respectively. For the three months ended June 30, 2011, there were no charge-offs in either of these categories.

REO totaled $27.2 million at June 30, 2011 compared to $27.6 million at March 31, 2011. The $27.2 million balance of REO is comprised of single-family homes totaling $3.2 million, residential building lots totaling $8.3 million, land development property totaling $7.3 million and industrial and commercial real estate property totaling $8.4 million. All of these properties are located in Washington and Oregon. Furthermore, included in the $27.2 million in REO is $8.3 million of real estate held for investment by the Company comprised of a single commercial real estate property totaling $6.5 million and residential building lots totaling $1.8 million.

The allowance for loan losses was $16.1 million or 2.32% of total loans at June 30, 2011 compared to $15.0 million or 2.18% of total loans at March 31, 2011. The increase in the required allowance was primarily due to the growth in the loan portfolio and a specific valuation allowance on a land development loan which the Company reevaluated as of June 30, 2011. The coverage ratio of allowance for loan losses to nonperforming loans was 122.49% at June 30, 2011 compared to 121.46% at March 31, 2011. The increase in the coverage ratio was a result of the increase in the allowance for loan losses, which was partially offset by an increase in nonperforming loans at June 30, 2011. At June 30, 2011, the Company identified $8.8 million, or 67.49% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $1.5 million, or 16.61% of the nonperforming loans on which a specific analysis was performed. Because of the results of these specific valuation analyses and charge-offs taken on specific loans, the Company’s allowance for loan losses did not change proportionately to the change in the nonperforming loan balances or the change in classified loans. The Company believes its reserve levels are substantial and, as a result of its specific valuation analysis and charge-off actions, reflect current appraisals that take into account the decline in values in our markets and valuation estimates. Based on its comprehensive analysis, management deemed the allowance for loan losses of $16.1 million at June 30, 2011 (2.32% of total loans and 122.49% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

At June 30, 2011 and, the Company had trouble debt restructurings totaling $5.3 million which includes one commercial business loan totaling $499,000 which is on nonaccrual status.  All other troubled debt restructurings were on accrual status at June 30, 2011. At March 31, 2011 the Company had troubled debt restructurings totaling $5.9 million which were on accrual status.

The following table sets forth information regarding the Company’s nonperforming assets.

	June 30, 2011	March 31, 2011
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$2,660	$2,871
Other real estate mortgage	4,185	4,289
Real estate construction	3,963	4,206
Real estate one-to-four family	2,302	957
Total	13,110	12,323
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	13,110	12,323
REO	27,213	27,590
Total nonperforming assets	$40,323	$39,913
Total nonperforming loans to total loans	1.89%	1.79%
Total nonperforming loans to total assets	1.48	1.43
Total nonperforming assets to total assets	4.55	4.65

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2011	(Dollars in thousands)

Commercial business	$-	$949	$1,711	$-	$-	$2,660
Commercial real estate	-	530	751	-	-	1,281
Land	-	-	1,525	-	1,379	2,904
Multi-family	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
One-to-four family construction	1,876	2,087	-	-	-	3,963
Real estate one-to-four family	460	310	1,513	19	-	2,302
Consumer	-	-	-	-	-	-
Total nonperforming loans	2,336	3,876	5,500	19	1,379	13,110
REO	4,219	8,938	10,184	3,872	-	27,213
Total nonperforming assets	$6,555	$12,814	$15,684	$3,891	$1,379	$40,323

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2011	(Dollars in thousands)

Land development	$6,068	$4,156	$35,669	$-	$8,669	$54,562
Speculative construction	1,876	8,548	3,537	294	-	14,255
Total speculative and land construction	$7,944	$12,704	$39,206	$294	$8,669	$68,817

Other loans of concern totaled $27.5 million at June 30, 2011 compared to $24.2 million at March 31, 2011. The $27.5 million consists of two real estate construction loans totaling $3.9 million, twelve commercial business loans totaling $2.3 million, five commercial real estate loans totaling $10.6 million, three land acquisition loans totaling $5.9 million and one multi-family real estate loan totaling $4.8 million. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At June 30, 2011, loans delinquent 30 - 89 days were 2.82% of total loans compared to 1.13% at March 31, 2011. At June 30, 2011, the 30 - 89 days delinquency rate in the commercial business (“C&I”) portfolio was 1.64% while the delinquency rate in the CRE loan portfolio was 1.50%, representing five loans for $5.4 million. At that date, CRE loans represented the largest portion of the loan portfolio at 52.03% of total loans and C&I loans represented 12.14% of total loans. The 30 - 89 days delinquency rate for the land development loan portfolio at June 30, 2011 was 20.71%. The increase in land development delinquencies was primarily attributable to two borrowers with loans totaling $10.6 million. $3.4 million of these loans are classified by the Bank as “substandard” rating while the remaining $7.2 million are classified as “watch” rating. The 30 – 89 days delinquency rate for the multi-family loan portfolio at June 30, 2011 was 0.89%. The 30 - 89 days delinquency rate for our home equity line of credit portfolio was 0.32% at June 30, 2011.  At June 30, 2011, our residential construction loan portfolio had no delinquencies in the 30 - 89 days category.

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

For further information regarding the Company’s off-balance sheet arrangements and other contractual obligations, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

An interim impairment test was not deemed necessary as of June 30, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

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

Net interest income for the three months ended June 30, 2011 was $8.8 million, representing a decrease of $188,000, or 2.08%, from $9.0 million during the same prior year period. Average interest-earning assets to average interest-bearing liabilities increased to 119.51% for the three month periods ended June 30, 2011 compared to 115.09% in the same prior year period. The net interest margin for the three months ended June 30, 2011 was 4.66% compared to 4.79% for the quarter-ended June 30, 2010.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 16.6% of our loan portfolio was adjustable (floating) at June 30, 2011. At June 30, 2011, approximately $78.3 million, or 69.4% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At June 30, 2011, $75.9 million or 11.6% of the loans in the Company’s loan portfolio were at the floor interest rate of which $53.7 million or 70.7% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While we do not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rate and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three months ended June 30, 2011, was $10.4 million compared to $11.3 million for the same period in prior year. This represents a decrease of $876,000 for the three months ended June 30, 2011 compared to the same prior year period. The decrease was due primarily to a decrease in average loan balances and the impact of mortgage loans repricing at lower interest rates.

The average balance of net loans decreased $38.5 million to $691.4 million for the three months ended June 30, 2011 from $729.9 million for the same prior year period. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies. The yield on net loans was 5.96% for the three months ended June 30, 2011 compared to 6.15% for the same three months in the prior year. During the three months ended June 30, 2011, the Company also reversed $29,000 of interest income on nonperforming loans compared to $77,000 for the same three months in the prior year.

Interest Expense. Interest expense decreased $688,000 to $1.6 million for the three months ended June 30, 2011 compared to $2.3 million for the three months ended June 30, 2010. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 0.81% for the three months ended June 30, 2011 from 1.25% for the same period in the prior year.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$605,764	$9,102	6.03%	$625,616	$9,796	6.28%
Non-mortgage loans	85,630	1,178	5.52	104,235	1,397	5.38
Total net loans (1)	691,394	10,280	5.96	729,851	11,193	6.15

Mortgage-backed securities (2)	1,805	16	3.56	2,836	26	3.68
Investment securities (2)(3)	9,011	63	2.80	9,492	78	3.30
Daily interest-bearing assets	4,266	-	-	397	-	-
Other earning assets	54,718	75	0.55	12,547	15	0.48
Total interest-earning assets	761,194	10,434	5.50	755,123	11,312	6.01

Non-interest-earning assets:
Office properties and equipment, net	16,018			16,393
Other non-interest-earning assets	82,042			67,854
Total assets	$859,254			$839,370

Interest-bearing liabilities:
Regular savings accounts	$37,000	32	0.35	$32,264	44	0.55
Interest checking accounts	90,400	75	0.33	73,734	63	0.34
Money market deposit accounts	227,598	307	0.54	207,265	508	0.98
Certificates of deposit	256,694	816	1.28	296,993	1,286	1.74
Total interest-bearing deposits	611,692	1,230	0.81	610,256	1,901	1.25

Other interest-bearing liabilities	25,243	368	5.85	45,843	385	3.37
Total interest-bearing liabilities	636,935	1,598	1.01	656,099	2,286	1.40

Non-interest-bearing liabilities:
Non-interest-bearing deposits	103,918			89,227
Other liabilities	9,223			7,613
Total liabilities	750,076			752,939
Shareholders’ equity	109,178			86,431
Total liabilities and shareholders’ equity	$859,254			$839,370

Net interest income		$8,836			$9,026

Interest rate spread			4.49%			4.61%

Net interest margin			4.66%			4.79%

Ratio of average interest-earning assets to
average interest-bearing liabilities			119.51%			115.09%

Tax equivalent adjustment (3)		$6			$8

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2011 compared to the quarter-ended June 30, 2010.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2011 vs. 2010

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(308)	$(386)	$(694)
Non-mortgage loans	(254)	35	(219)
Mortgage-backed securities	(9)	(1)	(10)
Investment securities (1)	(4)	(11)	(15)
Daily interest-bearing	-	-	-
Other earning assets	58	2	60
Total interest income	(517)	(361)	(878)

Interest Expense:
Regular savings accounts	5	(17)	(12)
Interest checking accounts	14	(2)	12
Money market deposit accounts	46	(247)	(201)
Certificates of deposit	(159)	(311)	(470)
Other interest-bearing liabilities	(221)	204	(17)
Total interest expense	(315)	(373)	(688)
Net interest income	$(202)	$12	$(190)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2011 was $1.6 million compared to $1.3 million for the same period in the prior year. The increase in the provision for loan losses during the first quarter was primarily due to an increase in impairment on a land acquisition and development loan located in Southern California as a result of a decline in collateral value. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of classified loans resulting primarily from the ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the continued slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values in recent years and slower loan sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land development loans, as well as the additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The Company also experienced an increase in the balance of its classified loans during the quarter indicating that borrowers continue to remain under financial pressure as a result of the ongoing economic conditions. The ratio of allowance for loan losses to total net loans was 2.32% at June 30, 2011, compared to 2.73% at June 30, 2010.

Net charge-offs for the three months ended June 30, 2011 were $459,000 compared to $3.4 million for the same period last year. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2011 was 0.27% compared to 1.86% for the same respective periods in the prior year. Charge-offs decreased during the period primarily as a result of the decrease in nonperforming loans and the stabilization of real estate values.  Nonperforming loans were $13.1 million at June 30, 2011, a slight increase as compared to $12.3 million at March 31, 2011. The Company also experienced an increase in delinquent and classified loans during the quarter. The ratio of allowance for loan losses to nonperforming loans was 122.49% at June 30, 2011 compared to 121.46% at March 31, 2011. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income decreased $332,000 for the three months ended June 30, 2011 compared to the same prior year period. The decrease between the periods resulted from a decrease of $57,000 in fees and service charges, a decrease on gains on loans held for sale of $96,000 and a $279,000 decrease in other non-interest income. Fees and service charges declined as broker loan fees decreased by $96,000 during the quarter compared to the same period a year ago primarily as a result of the decrease in refinancing activity for single-family homes. The decrease gains on loans held for sale was primarily due to a decrease in sales and refinancing activity for single-family homes and the Company’s decision to hold additional single-family residential mortgage loans in its portfolio as opposed to selling these loans to FHLMC. The decrease in other non-interest income can be attributed to a decrease of $152,000 on gain on sales of REO for the three months ended June 30, 2011 compared to the same period in prior year.  These decreases were offset by the increase in asset management fees of $104,000 for the three months ended June 30, 2011 compared to the same prior period as a result of the increase in assets under management by RAMCorp.

Non-Interest Expense. Non-interest expense increased $892,000 to $8.2 million for the three months ended June 30, 2011 compared to $7.3 million for the three months ended June 30, 2010. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control such as REO expenses and write-downs. Additionally, the Company has increased certain expenses including salaries and employee benefits and advertising expenses as the Company positions itself for future growth and also resumed some employee incentive programs.

For the three months ended June 30, 2011 compared to the same prior period, salaries and employee benefits expense increased $571,000. REO expenses (which includes operating costs, write-downs and losses on disposition of property) increased $264,000 due in part to write-downs on existing REO properties and increased holding costs.  Professional fees have also remained higher due to the ongoing costs associated with nonperforming assets. In addition, marketing expense for the three months ended June 30, 2011 increased $110,000 compared to the same prior period.

The Company’s FDIC deposit insurance premiums were $273,000 for the three months ended June 30, 2011 compared to $421,000 for the same prior year period. The decrease was a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.

Income Taxes. The provision for income taxes was $313,000 for the three months ended June 30, 2011 compared to $924,000 for the three months ended June 30, 2010. This decrease was a result of the decrease in income before taxes.  The effective tax rate for three months ended June 30, 2011 was 30.5% compared to 34.4% for the three months ended June 30, 2010. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2011 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of June 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2011 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2011, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2011.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

    Not applicable

Item 6. Exhibits
(a) Exhibitis:

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
101
The following materials from Riverview Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements (9)

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
(9)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: August 8, 2011	Date: August 8, 2011

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

39