Form 10-Q
period 2011-09-30
RIVERVIEW BANCORP INC
filed 2011-11-10
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of November 8, 2011.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	2

	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2011 and 2010	3

	Consolidated Statements of Equity for the Six Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6-20

Item 2:	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21-36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	38-39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	[Removed and reserved]

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		40
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

As used in this Form 10-Q, the terms “we,” “our” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to “Bank” in this Form 10-Q, we are referring to Riverview Community Bank, a wholly owned subsidiary of Riverview Bancorp, Inc.

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-Q the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in the Company’s allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in the Company’s market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, the Company’s net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in the Company’s market areas;  secondary market conditions for loans and the Company’s ability to sell loans in the secondary market; results of examinations of our bank subsidiary, Riverview Community Bank by the Office of the Comptroller of the Currency and of the Company by the Board of Governors of the Federal Reserve System, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require the Company to increase its reserve for loan losses, write-down assets, change Riverview Community Bank’s regulatory capital position or affect the Company’s ability to borrow funds or maintain or increase deposits, which could adversely affect its  liquidity and earnings; the Company’s compliance with  regulatory enforcement actions entered into with its banking regulators and the possibility that noncompliance could result in the imposition of additional enforcement actions and additional requirements or restrictions on its operations; legislative or regulatory changes that adversely affect the Company’s business including changes in regulatory policies and principles, or  the interpretation of regulatory capital or other rules; the Company’s ability to attract and retain deposits; further increases in premiums for deposit insurance; the Company’s ability to control operating costs and expenses; the use of estimates in determining fair value of certain of the Company’s assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on the Company’s balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect the Company’s workforce and potential associated charges; computer systems on which the Company depends could fail or experience a security breach; the Company’s ability to retain key members of its senior management team; costs and effects of litigation, including settlements and judgments; the Company’s ability to implement its business strategies; the Company’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel it may acquire into its operations and the Company’s ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the Company’s ability to pay dividends on its common stock and interest or principal payments on its junior subordinated debentures; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services and the other risks described from time to time in our filings with the Securities and Exchange Commission.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND MARCH 31, 2011
(In thousands, except share and per share data) (Unaudited)	September 30, 2011	March 31, 2011
ASSETS
Cash (including interest-earning accounts of $32,955 and $37,349)	$50,148	$51,752
Certificates of deposit held for investment	23,847	14,900
Loans held for sale	264	173
Investment securities held to maturity, at amortized cost (fair value of $549 and $556)	499	506
Investment securities available for sale, at fair value (amortized cost of $8,493 and $8,514)	6,707	6,320
Mortgage-backed securities held to maturity, at amortized cost (fair value of $190 and $199)	181	190
Mortgage-backed securities available for sale, at fair value (amortized cost of $1,292 and $1,729)	1,341	1,777
Loans receivable (net of allowance for loan losses of $14,672 and $14,968)	680,838	672,609
Real estate and other personal property owned	25,585	27,590
Prepaid expenses and other assets	6,020	5,887
Accrued interest receivable	2,402	2,523
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	16,568	16,100
Deferred income taxes, net	9,307	9,447
Mortgage servicing rights, net	334	396
Goodwill	25,572	25,572
Core deposit intangible, net	177	219
Bank owned life insurance	16,256	15,952
TOTAL ASSETS	$873,396	$859,263
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$729,259	$716,530
Accrued expenses and other liabilities	9,459	9,396
Advanced payments by borrowers for taxes and insurance	797	680
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,544	2,567
Total liabilities	764,740	751,854
COMMITMENTS AND CONTINGENCIES (See Note 14)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
September 30, 2011 – 22,471,890 issued and outstanding	225	225
March 31, 2011 – 22,471,890 issued and outstanding
Additional paid-in capital	65,626	65,639
Retained earnings	44,088	43,193
Unearned shares issued to employee stock ownership trust	(644)	(696)
Accumulated other comprehensive loss	(1,146)	(1,417)
Total shareholders’ equity	108,149	106,944

Noncontrolling interest	507	465
Total equity	108,656	107,409
TOTAL LIABILITIES AND EQUITY	$873,396	$859,263

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data) (Unaudited)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans receivable	$9,815	$10,672	$20,095	$21,865
Interest on investment securities – taxable	36	32	81	87
Interest on investment securities – nontaxable	12	14	24	29
Interest on mortgage-backed securities	13	23	29	49
Other interest and dividends	89	48	164	63
Total interest and dividend income	9,965	10,789	20,393	22,093

INTEREST EXPENSE:
Interest on deposits	1,158	1,764	2,388	3,665
Interest on borrowings	372	375	740	760
Total interest expense	1,530	2,139	3,128	4,425
Net interest income	8,435	8,650	17,265	17,668
Less provision for loan losses	2,200	1,675	3,750	2,975
Net interest income after provision for loan losses	6,235	6,975	13,515	14,693

NON-INTEREST INCOME:
Fees and service charges	1,078	1,077	2,120	2,176
Asset management fees	570	492	1,195	1,013
Net gain on sale of loans held for sale	21	124	44	243
Bank owned life insurance	153	150	304	300
Other	10	207	73	554
Total non-interest income	1,832	2,050	3,736	4,286

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,514	4,085	8,025	8,025
Occupancy and depreciation	1,166	1,148	2,329	2,289
Data processing	542	248	830	500
Amortization of core deposit intangible	20	23	42	49
Advertising and marketing expense	283	255	528	390
FDIC insurance premium	286	417	559	838
State and local taxes	81	147	260	318
Telecommunications	108	105	215	212
Professional fees	298	321	637	647
Real estate owned expenses	756	120	1,186	286
Other	791	543	1,391	1,123
Total non-interest expense	7,845	7,412	16,002	14,677

INCOME BEFORE INCOME TAXES	222	1,613	1,249	4,302
PROVISION FOR INCOME TAXES	41	496	354	1,420
NET INCOME	$181	$1,117	$895	$2,882

Earnings per common share:
Basic	$0.01	$0.06	$0.04	$0.20
Diluted	0.01	0.06	0.04	0.20
Weighted average number of shares outstanding:
Basic	22,314,854	18,033,354	22,311,792	14,404,588
Diluted	22,314,854	18,033,354	22,311,792	14,404,588

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Issuance of common stock (net)	11,548,117	116	18,752	-	-	-	-	18,868
Stock based compensation expense	-	-	67	-	-	-	-	67
Earned ESOP shares	-	-	(21)	-	51	-	-	30
	22,471,890	225	65,746	38,878	(748)	(1,202)	420	103,319
Comprehensive income:
Net income	-	-	-	2,882	-	-	-	2,882
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(62)	-	(62)
Noncontrolling interest	-	-	-	-	-	-	23	23
Total comprehensive income	-	-	-	-	-	-	-	2,843

Balance September 30, 2010	22,471,890	$225	$65,746	$41,760	$(748)	$(1,264)	$443	$106,162

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Stock based compensation expense	-	-	5	-	-	-	-	5
Earned ESOP shares	-	-	(18)	-	52	-	-	34
	22,471,890	225	65,626	43,193	(644)	(1,417)	465	107,448
Comprehensive income:
Net income	-	-	-	895	-	-	-	895
Other comprehensive income, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	271	-	271
Noncontrolling interest	-	-	-	-	-	-	42	42
Total comprehensive income	-	-	-	-	-	-	-	1,208

Balance September 30, 2011	22,471,890	$225	$65,626	$44,088	$(644)	$(1,146)	$507	$108,656

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010	Six Months Ended September 30,
(In thousands) (Unaudited)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$895	$2,882
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	966	681
Provision for loan losses	3,750	2,975
Noncash expense related to ESOP	34	30
Decrease in deferred loan origination fees, net of amortization	(48)	(261)
Origination of loans held for sale	(1,529)	(7,232)
Proceeds from sales of loans held for sale	1,455	7,168
Stock based compensation expense	5	67
Writedown of real estate owned, net	785	46
Net (gain) loss on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	18	(553)
Income from bank owned life insurance	(304)	(300)
Changes in assets and liabilities:
Prepaid expenses and other assets	(234)	1,611
Accrued interest receivable	121	205
Accrued expenses and other liabilities	180	2,197
Net cash provided by operating activities	6,094	9,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments, net of originations	(13,118)	21,164
Proceeds from call, maturity, or sale of investment securities available for sale	-	4,990
Principal repayments on investment securities available for sale	21	26
Principal repayments on investment securities held to maturity	7	5
Purchase of investment securities available for sale	-	(5,000)
Principal repayments on mortgage-backed securities available for sale	436	527
Principal repayments on mortgage-backed securities held to maturity	9	60
Purchase of certificates of deposit held for investment	(8,947)	(14,951)
Purchase of premises and equipment and capitalized software	(1,297)	(277)
Capitalized improvements related to real estate owned	(207)	(29)
Proceeds from sale of real estate owned and premises and equipment	2,575	2,980
Net cash provided by (used in) investing activities	(20,521)	9,495

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	12,729	29,980
Proceeds from issuance of common stock, net	-	18,868
Proceeds from borrowings	3,000	121,200
Repayment of borrowings	(3,000)	(154,200)
Principal payments under capital lease obligation	(23)	(21)
Net increase in advance payments by borrowers	117	80
Net cash provided by financing activities	12,823	15,907
NET INCREASE (DECREASE) IN CASH	(1,604)	34,918
CASH, BEGINNING OF PERIOD	51,752	13,587
CASH, END OF PERIOD	$50,148	$48,505
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,397	$3,745
Income taxes	830	5

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned, net	$1,202	$9,128
Fair value adjustment to securities available for sale	409	(94)
Income tax effect related to fair value adjustment	(138)	32

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 Form 10-K”). The results of operations for the six months ended September 30, 2011 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“the Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At September 30, 2011, there were options for 92,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the period shown.

	Six Months Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	468,700	$9.00
Grants	-	-
Options exercised	-	-
Forfeited	(17,000)	10.29
Expired	-	-
Balance, end of period	451,700	$8.96

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Stock options fully vested and expected to vest:
Number	450,275	465,675
Weighted average exercise price	$8.97	$9.21
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.48	6.14
Stock options fully vested and currently exercisable:
Number	433,000	445,300
Weighted average exercise price	$9.21	$9.40
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.34	6.18

(1) The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the six months ended September 30, 2011 and 2010 was approximately $5,000 and $67,000, respectively. As of September 30, 2011, there was approximately $11,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the six months ended September 30, 2010, the Company granted 8,000 stock options.  The weighted average fair value of stock options granted during the six months ended September 30, 2010 was $0.71.  There were no stock options granted for the six months ended September 30, 2011.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2011	1.96%	6.25	44.76%	2.36%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and six months ended September 30, 2011, stock options for 455,000 and 462,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and six months ended September 30, 2010, stock options for 460,000 and 463,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Basic EPS computation:
Numerator-net income	$181,000	$1,117,000	$895,000	$2,882,000
Denominator-weighted average common shares outstanding	22,314,854	18,033,354	22,311,792	14,404,588
Basic EPS	$0.01	$0.06	$0.04	$0.20
Diluted EPS computation:
Numerator-net income	$181,000	$1,117,000	$895,000	$2,882,000
Denominator-weighted average common shares outstanding	22,314,854	18,033,354	22,311,792	14,404,588
Effect of dilutive stock options	-	-	-	-
Weighted average common shares and common stock equivalents	22,314,854	18,033,354	22,311,792	14,404,588
Diluted EPS	$0.01	$0.06	$0.04	$0.20

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Municipal bonds	$499	$50	$-	$549

March 31, 2011
Municipal bonds	$506	$50	$-	$556

The contractual maturities of investment securities held to maturity are as follows (in thousands):

September 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	499	549
Due after ten years	-	-
Total	$499	$549

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Trust preferred	$2,974	$-	$(1,795)	$1,179
Agency securities	5,000	9	-	5,009
Municipal bonds	519	-	-	519
Total	$8,493	$9	$(1,795)	$6,707

March 31, 2011
Trust preferred	$2,974	$-	$(2,058)	$916
Agency securities	5,000	-	(136)	4,864
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,194)	$6,320

The contractual maturities of investment securities available for sale are as follows (in thousands):
September 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	5,009
Due after five years through ten years	-	-
Due after ten years	3,493	1,698
Total	$8,493	$6,707

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011

Trust preferred	$-	$-	$1,179	$(1,795)	$1,179	$(1,795)

March 31, 2011

Trust preferred	$-	$-	$916	$(2,058)	$916	$(2,058)
Agency securities	4,864	(136)	-	-	4,864	(136)
Total	$4,864	$(136)	$916	$(2,058)	$5,780	$(2,194)

At September 30, 2011, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 18 other financial institution holding companies, which we refer to as a pooled trust preferred security. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 38% of the remaining collateral), and seven others are currently in deferral (29% of the remaining collateral). The Company has estimated an expected default rate of 44% for the security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying financial institution holding companies and their subsidiary banks. There was no excess subordination on this security.

During the three and six months ended September 30, 2011, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above pooled trust preferred security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
FHLMC mortgage-backed securities	$74	$4	$-	$78
FNMA mortgage-backed securities	107	5	-	112
Total	$181	$9	$-	$190
March 31, 2011
FHLMC mortgage-backed securities	$78	$4	$-	$82
FNMA mortgage-backed securities	112	5	-	117
Total	$190	$9	$-	$199

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

September 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5	5
Due after five years through ten years	-	-
Due after ten years	176	185
Total	$181	$190

Mortgage-backed securities held to maturity with an amortized cost of $73,000 and $76,000 and a fair value of $76,000 and $80,000 at September 30, 2011 and March 31, 2011, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $95,000 and $98,000 and a fair value of $100,000 and $103,000 at September 30, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$367	$11	$-	$378
FHLMC mortgage-backed securities	913	37	-	950
FNMA mortgage-backed securities	12	1	-	13
Total	$1,292	$49	$-	$1,341
March 31, 2011
Real estate mortgage investment conduits	$421	$12	$-	$433
FHLMC mortgage-backed securities	1,270	34	-	1,304
FNMA mortgage-backed securities	38	2	-	40
Total	$1,729	$48	$-	$1,777

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
September 30, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,040	1,085
Due after five years through ten years	-	-
Due after ten years	252	256
Total	$1,292	$1,341

Mortgage-backed securities available for sale with an amortized cost of $926,000 and $178,000 and a fair value of $968,000 and $187,000 at September 30, 2011 and March 31, 2011, respectively, were pledged as collateral for government public funds held by the Bank. Mortgage-backed securities available for sale with an amortized cost of $88,000 and $128,000 and a fair value of $90,000 and $131,000 at September 30, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
Commercial and construction
Commercial business	$88,017	$85,511
Other real estate mortgage (1)	455,153	461,955
Real estate construction	30,221	27,385
Total commercial and construction	573,391	574,851

Consumer
Real estate one-to-four family	119,805	110,437
Other installment	2,314	2,289
Total consumer	122,119	112,726

Total loans	695,510	687,577

Less: Allowance for loan losses	14,672	14,968
Loans receivable, net	$680,838	$672,609

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loan portfolios

The Company’s loan portfolio has very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of September 30, 2011 and March 31, 2011, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

Commercial business, commercial real estate, construction and land loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on its financial condition and results of operations.

Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers Bank regulatory examination results, findings of its third-party independent credit reviewers and internal credit department in its quarterly evaluation of the allowance for loan losses. Management’s recent analysis of the allowance for loan losses has placed greater emphasis on the Company’s construction and land loan portfolios and the effect of various factors such as geographic and loan type concentrations. The Company has focused on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales in its market areas.

The following tables present a reconciliation of the allowance for loan losses (in thousands):

Three months ended September 30, 2011	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,841	$4,572	$3,807	$2,163	$799	$1,547	$1,330	$16,059
Provision for loan losses	190	(33)	558	480	261	417	327	2,200
Charge-offs	(357)	(107)	(1,879)	(858)	-	(395)	-	(3,596)
Recoveries	1	-	-	-	-	8	-	9
Ending balance	$1,675	$4,432	$2,486	$1,785	$1,060	$1,577	$1,657	$14,672

Six months ended September 30, 2011

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	654	(205)	2,362	471	240	639	(411)	3,750
Charge-offs	(810)	(107)	(1,879)	(858)	-	(410)	-	(4,064)
Recoveries	9	-	-	-	-	9	-	18
Ending balance	$1,675	$4,432	$2,486	$1,785	$1,060	$1,577	$1,657	$14,672

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Beginning balance	$19,565	$21,642
Provision for losses	1,675	2,975
Charge-offs	(2,216)	(5,608)
Recoveries	5	20
Ending balance	$19,029	$19,029

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
September 30, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$72	$1,603	$1,675	$6,861	$81,156	$88,017
Commercial real estate	171	4,261	4,432	17,688	338,872	356,560
Land	852	1,634	2,486	17,423	34,450	51,873
Multi-family	1,172	613	1,785	8,181	38,539	46,720
Real estate construction	768	292	1,060	7,496	22,725	30,221
Consumer	6	1,571	1,577	502	121,617	122,119
Unallocated	-	1,657	1,657	-	-	-
Total	$3,041	$11,631	$14,672	$58,151	$637,359	$695,510

March 31, 2011

Commercial business	$207	$1,615	$1,822	$3,382	$82,129	$85,511
Commercial real estate	59	4,685	4,744	8,976	355,712	364,688
Land	-	2,003	2,003	2,695	52,563	55,258
Multi-family	1,779	393	2,172	8,000	34,009	42,009
Real estate construction	-	820	820	4,206	23,179	27,385
Consumer	-	1,339	1,339	-	112,726	112,726
Unallocated	-	2,068	2,068	-	-	-
Total	$2,045	$12,923	$14,968	$27,259	$660,318	$687,577

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $993,000 and $1.3 million during the six months ended September 30, 2011 and 2010, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

September 30, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,059	$2,370	$3,429	$84,588	$88,017	$-
Commercial real estate	4,703	4,011	8,714	347,846	356,560	-
Land	3,337	13,269	16,606	35,267	51,873	-
Multi-family	444	196	640	46,080	46,720	-
Real estate construction	5,585	7,339	12,924	17,297	30,221	-
Consumer	958	2,495	3,453	118,666	122,119	-
Total	$16,086	$29,680	$45,766	$649,744	$695,510	$-

March 31, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$1,415	$2,871	$4,286	$81,225	$85,511	$-
Commercial real estate	2,112	1,385	3,497	361,191	364,688	-
Land	-	2,904	2,904	52,354	55,258	-
Multi-family	-	-	-	42,009	42,009	-
Real estate construction	-	4,206	4,206	23,179	27,385	-
Consumer	4,271	957	5,228	107,498	112,726	-
Total	$7,798	$12,323	$20,121	$667,456	$687,577	$-

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of the loan portfolio risk. In arriving at the rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics unless the loan is placed on non-accrual status in which case it is assigned a substandard risk rating. Loss factors are assigned to each risk rating and homogeneous pool based on historical loss experience for similar loans. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan losses.

Pass – These loans have risk rating between 1 and 4 and are to borrowers that meet normal credit standards.  Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc., are offset by strength in other areas. Typically, the operating assets of the company and/or real estate will secure these loans. Management of borrowers of loans with this rating is considered competent and the borrower has the ability to repay the debt in the normal course of business.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	September 30, 2011		March 31, 2011
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.94	$10,480	4.00	$4,920
Commercial real estate	3.69	20,377	3.66	8,909
Land	5.71	19,318	5.00	8,818
Multi-family	4.10	10,074	4.06	4,679
Real estate construction	4.69	7,339	4.96	8,106
Consumer (1)	6.76	2,495	7.00	957
Total	4.01	$70,083	3.93	$36,389

Total loans risk rated	$573,197		$573,506

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
(2) Classified loans consist of substandard, doubtful and loss loans.

Impaired loans: A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or a troubled debt restructuring (“TDR”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

September 30, 2011	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
Commercial business	$6,370	$491	$6,861	$9,466	$72	$4,400
Commercial real estate	10,491	7,197	17,688	18,099	171	12,360
Land	5,191	12,232	17,423	18,405	852	10,022
Multi-family	3,385	4,796	8,181	9,082	1,172	8,100
Real estate construction	3,695	3,801	7,496	12,139	768	5,222
Consumer	193	309	502	662	6	167
Total	$29,325	$28,826	$58,151	$67,853	$3,041	$40,271
March 31, 2011

Commercial business	$1,024	$2,358	$3,382	$5,562	$207	$5,593
Commercial real estate	750	8,226	8,976	9,221	59	9,979
Land	2,695	-	2,695	5,094	-	6,695
Multi-family	-	8,000	8,000	8,036	1,779	3,864
Real estate construction	4,206	-	4,206	8,474	-	10,950
Consumer	-	-	-	-	-	462
Total	$8,675	$18,584	$27,259	$36,387	$2,045	$37,543

The related amount of interest income recognized on loans that were impaired was $655,000 and $562,000 for the six months ended September 30, 2011 and 2010, respectively.

The following table presents TDRs at the date indicated:

	September 30, 2011
(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	10	$3,362	$3,230
Commercial real estate	-	-	-
Multi-family	2	3,322	2,441
Consumer	1	355	308
Total	13	$7,039	$5,979

At September 30, 2010, TDRs totaled $10.0 million.

TDRs are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a significant concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows, except when the loan is collateral dependent.  In these cases, the current fair value of the collateral, less selling costs is used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. There were no TDRs that were recorded in the twelve months prior to September 30, 2011 that subsequently defaulted in the six months ended September 30, 2011.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payments in the last 90 days will be charged-off. Loans discharged in bankruptcy proceedings will be charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The portion of the outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs would be postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment.

9.	GOODWILL

Goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less often than annually.  The Company has one reporting unit, the Bank, for purposes of computing goodwill.

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

An interim impairment test was not deemed necessary as of September 30, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit was remote.

10.	JUNIOR SUBORDINATED DEBENTURE

At September 30, 2011, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at September 30, 2011. As of September 30, 2011, the Company has deferred a total of $1.9 million of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at September 30, 2011 and March 31, 2011, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Income.

The following table is a summary of the terms of the current Debentures at September 30, 2011 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.71%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements at September 30, 2011, using
	Fair value September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,179	$-	$-	$1,179
Agency securities	5,009	-	5,009	-
Municipal bonds	519	-	519	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	378	-	378	-
FHLMC mortgage-backed securities	950	-	950	-
FNMA mortgage-backed securities	13	-	13	-
Total recurring assets measured at fair value	$8,048	$-	$6,869	$1,179

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands).  There were no transfers of assets in to or out of Level 3 for the three and six months ended September 30, 2011.

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010
	Available for sale securities	Available for sale securities

Beginning balance	$916	$1,042
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	263	(77)
Ending balance	$1,179	$965

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the six months ended September 30, 2011. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at September 30, 2011, using
	Fair value September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$31,150	$-	$-	$31,150
Real estate owned	9,004	-	-	9,004
Total nonrecurring assets measured at fair value	$40,154	$-	$-	$40,154

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

In April 2011, the FASB issued FASB ASU No. 2011-02 regarding a creditor’s determination of a troubled debt restructuring. This guidance will assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a loan restructuring constitutes a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this accounting standard did not have a material impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued FASB ASU No. 2011-08 regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance update, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

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

The estimated fair value of financial instruments is as follows (in thousands):

	September 30, 2011		March 31, 2011
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$50,148	$50,148	$51,752	$51,752
Certificates of deposit held for investment	23,847	23,971	14,900	15,006
Investment securities held to maturity	499	549	506	556
Investment securities available for sale	6,707	6,707	6,320	6,320
Mortgage-backed securities held to maturity	181	190	190	199
Mortgage-backed securities available for sale	1,341	1,341	1,777	1,777
Loans receivable, net	680,838	579,395	672,609	575,027
Loans held for sale	264	264	173	173
Mortgage servicing rights	334	885	396	970

Liabilities:
Demand – savings deposits	476,617	476,617	453,380	453,380
Time deposits	252,642	254,793	263,150	265,079

Junior subordinated debentures	22,681	10,525	22,681	13,574

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

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At September 30, 2011, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 95 to 644.

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

Significant off-balance sheet commitments at September 30, 2011 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$6,060
Fixed-rate	589
Standby letters of credit	992
Undisbursed loan funds, and unused lines of credit	76,509
Total	$84,150

At September 30, 2011, the Company had firm commitments to sell $464,000 of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At September 30, 2011, loans under warranty totaled $97.2 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for Federal Home Loan Mortgage Corporation (“FHLMC”). The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

Regulatory Developments and Significant Events

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”) which is now enforced by the Office of the Comptroller of the Currency (“OCC”) as the successor to the OTS.  Under that agreement, the Bank must, among other things, develop a plan for achieving and maintaining a minimum Tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%, compared to its current minimum required regulatory Tier 1 capital (leverage) ratio of 4% and total risk-based capital ratio of 8%. As of September 30, 2011, the Bank’s leverage ratio was 10.79% (2.79% over the required minimum) and its total risk-based capital ratio was 14.29% (2.29% over the required minimum). The MOU also requires the Bank to: (a) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OCC prior to the Bank declaring a dividend; (c) maintain an adequate allowance for loan and lease losses; (d) engage an independent consultant to conduct a comprehensive evaluation of the Bank’s asset quality; (e) submit a quarterly update to its written comprehensive plan to reduce classified assets, that is acceptable to the OCC; and (f) obtain written approval of the Loan Committee and the Board of Directors (“the Board”) prior to the extension of credit to any borrower with a classified loan. For additional information relating to the Bank’s regulatory capital requirements, see "Shareholders' Equity and Capital Resources" set forth below.

The Company also entered into a separate MOU agreement with the OTS which is now enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as the successor to the OTS. Under the agreement, the Company must, among other things support the Bank’s compliance with its MOU issued in January 2009.  The MOU also requires the Bank to: (a) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The Company does not believe that either of these agreements have constrained or will constrain its business plan and furthermore, we believe that the Company and the Bank are currently in compliance with all of the requirements of the MOUs through their normal business operations.  These requirements will remain in effect until modified or terminated by the OCC or Federal Reserve, as the case may be.

On July 8, 2011, the Company announced that on June 15, 2011, the Boards of the Company and the Bank have adopted a Plan of Reorganization and Charter Conversion (the Plan) to convert the Bank from a federally chartered stock savings bank to a Washington commercial bank and to reorganize the Company as a bank holding company. In connection with the adoption of the Plan, the Bank has filed an application with the Washington Department of Financial Institutions (“Washington DFI”) to convert the Bank to a Washington chartered commercial bank and the Company has filed an application with the Board of Governors of the Federal Reserve System to reorganize as a bank holding company. The Bank's charter conversion is subject to the approval of the Washington DFI, the Federal Deposit Insurance Corporation (“FDIC”), and the OCC; the Company's reorganization as a bank holding company is subject to the approval of the Board of Governors of the Federal Reserve Board.

Executive Overview

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial, commercial real estate and real estate construction loans represented 82.4% of the loan portfolio at September 30, 2011 compared to 83.6% at March 31, 2011. The Company’s strategy during the previous fiscal year was to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. Speculative construction loans represent $14.7 million, or 83.5% of the residential construction portfolio at September 30, 2011, a decrease of 10.6% from March 31, 2011 and 39.6% from a year ago. Land acquisition and development loans totaled $51.9 million at September 30, 2011, a decrease of 6.1% from March 31, 2011 and 17.1% from September 30, 2010. Most recently, the Company has shifted its focus to increasing commercial business loans, owner occupied commercial real estate loans, multi-family loans and high quality one-to-four family mortgage loans.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial business and commercial real estate loans in its portfolio. A significant portion of these commercial business and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At September 30, 2011, checking accounts totaled $208.7 million, or 28.6% of our total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 17 branches, including ten in Clark County and two in the Portland metropolitan area, and three lending centers.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2011, has negatively affected the economy in the Company’s market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting its loans, and experienced increased loan delinquencies and defaults. These declines were initially concentrated primarily in its residential construction and land development loan portfolios, however; recently the Company has seen increased deterioration in its commercial business and commercial real estate (“CRE”) loan performance and underlying collateral values. Throughout 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting the Company’s operating results and, while the Company is encouraged by the continuing reduction in its exposure to residential construction and land development loans, looking forward credit costs could remain elevated for the foreseeable future as compared to historical levels. Although economic conditions in general appear to be stabilizing, the prolonged weak economy in the Company’s market area has recently resulted in further increases in nonperforming assets, additional increases in the provision for loan losses and loan charge-offs which may continue in the future. As a result, like most financial institutions, the Company’s future operating results and financial performance will be significantly affected by the course of recovery in its market areas from the recent recessionary downturn.

The weak housing market and economic conditions has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios. Foreclosures and delinquencies are also the result of investor speculation in many states, including Washington and Oregon, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter ended September 30, 2011, unemployment in the Company’s market decreased in both Clark County,

Washington and Portland, Oregon. According to the Washington State Employment Security Department, preliminary unemployment in Clark County decreased to 9.3% at September 30, 2011 compared to revised figures of 12.3% at June 30, 2011 and 12.4% at September 30, 2010. According to the Oregon Employment Department, unemployment in Portland increased slightly to 8.9% at September 30, 2011 compared to 8.4% at June 30, 2011 and decreased compared to 10.0% at September 30, 2010. Home values at September 30, 2011 in the Company’s market area remained lower, reflecting the sharp decrease in home values during the last three fiscal years, due in large part to an increase in volume of foreclosures and short sales. Recently, however, home values have begun to stabilize. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have slightly increased to 6.7 months at September 30, 2011 compared to 6.0 months at June 30, 2011 and decreased from 10.5 months compared to inventory levels at September 30, 2010. Inventory levels in Clark County have remained constant at 6.8 months at September 30, 2011 and June 30, 2011 and have decreased from 10.4 months at September 30, 2010. According to RMLS, closed home sales in Clark County decreased 10.0% and increased 22.8% at September 30, 2011 compared to June 30, 2011 and September 30, 2010, respectively. Closed home sales in Portland decreased 19.0% and increased 13.4% at September 30, 2011 compared to June 30, 2011 and September 30, 2010, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, a Pacific Northwest commercial real estate brokerage firm affiliated with NAI Global, commercial vacancy rates in Clark County and Portland, Oregon were approximately 14.4% and 23.2%, respectively, as of September 30, 2011 compared to 18.3% and 24.1%, respectively, at September 30, 2010. As a result, the Company believes there are indications that increased loan delinquencies and defaults may remain elevated for the foreseeable future.

Operating Strategy

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular commercial real estate and commercial business loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring opportunistic acquisitions. The Company seeks to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Despite these efforts, nonperforming assets recently increased to $55.3 million at September 30, 2011 from $39.9 million at March 31, 2011. This increase can be attributed to an increase in nonperforming loans of $17.4 million partially offset by a decrease in REO of $2.0 million. Nonperforming loans increased primarily due to regulatory requirements that required the Company to place performing loans on nonaccrual status primarily due to declines in the market value of the underlying collateral as a result of the prolonged weak economy. At the time these loans were placed on nonaccrual, over 40% of these loans were current on their loan payments. The Company has continued to focus on reducing its exposure to land development and speculative construction loans. The total land and speculative construction loan portfolios declined to $66.6 million at September 30, 2011 as compared to $71.7 million at March 31, 2011.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to-four family mortgage loans. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $339.5 million and $297.5 million at September 30, 2011 and 2010, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company has recently upgraded its online banking product, which allows its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. The Company also participates in an Internet deposit listing service which allows the Company to post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company.

Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company began offering Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers in December 2010. Both the ICS program along with the Certificate of Deposit Account Registry Service (CDARS™) program that was implemented in fiscal year 2009 provides customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Total deposits have increased from $716.5 million at March 31, 2011 to $729.3 million at September 30, 2011. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $19.1 million during this same period. The Company had no outstanding advances from the FHLB or the FRB at September 30, 2011.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. The Company recently formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company also completed an evaluation of its staffing levels in light of the continued weak prospects for economic growth. The identified cost reductions from these combined efforts are expected to result in annual savings ranging from $1.4 million to $1.7 million beginning in fiscal year 2013. The Company expects cost savings in the current fiscal year ranging from $300,000 to $400,000 however, due to the implementation dates of some of these items, much of the savings will not begin to be recognized until the Company’s fourth fiscal quarter.

Recruiting and Retaining Highly Competent Personnel With a Focus on Commercial Lending. The Company’s ability to continue to attract and retain banking professionals with strong community relationships and significant knowledge of its markets will be a key to its success. The Company believes that it enhances its market position and adds profitable growth opportunities by focusing on hiring and retaining experienced bankers focused on owner occupied commercial real estate and commercial lending, and the deposit balances that accompany these relationships. The Company emphasizes to its employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with its customers. The goal is to compete with other financial service providers by relying on the strength of the Company’s customer service and relationship banking approach. The Company believes that one of its strengths is that its employees are also significant shareholders through the Company’s employee stock ownership (“ESOP”) and 401(k) plans.  The Company also offers an incentive system that is designed to reward well-balanced and high quality growth among its employees.

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its market area to grow its franchise.  The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area.  The Company will also seek to grow its franchise through the acquisition of individual branches and FDIC-assisted whole bank transactions that meet its investment and market objectives. The Company has a proven ability to execute acquisitions, with two bank acquisitions in the past eight years.  The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people.  The Company will continue to be disciplined as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets it knows and understands. As part of its expansion strategy, the Company recently announced plans to open a new branch in Gresham, Oregon.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
September 30, 2011	(in thousands)

Commercial business	$88,017	$-	$-	$88,017
Commercial construction	-	-	12,578	12,578
Office buildings	-	93,283	-	93,283
Warehouse/industrial	-	46,336	-	46,336
Retail/shopping centers/strip malls	-	83,638	-	83,638
Assisted living facilities	-	37,525	-	37,525
Single purpose facilities	-	95,778	-	95,778
Land	-	51,873	-	51,873
Multi-family	-	46,720	-	46,720
One-to-four family construction	-	-	17,643	17,643
Total	$88,017	$455,153	$30,221	$573,391

March 31, 2011

Commercial business	$85,511	$-	$-	$85,511
Commercial construction	-	-	8,608	8,608
Office buildings	-	95,529	-	95,529
Warehouse/industrial	-	49,627	-	49,627
Retail/shopping centers/strip malls	-	85,719	-	85,719
Assisted living facilities	-	35,162	-	35,162
Single purpose facilities	-	98,651	-	98,651
Land	-	55,258	-	55,258
Multi-family	-	42,009	-	42,009
One-to-four family construction	-	-	18,777	18,777
Total	$85,511	$461,955	$27,385	$574,851

Comparison of Financial Condition at September 30, 2011 and March 31, 2011

Cash, including interest-earning accounts, totaled $50.1 million at September 30, 2011 compared to $51.8 million at March 31, 2011. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As part of this strategy, the Company invests a portion of its excess cash in short-term certificates of deposit. At September 30, 2011, certificates of deposit held for investment totaled $23.8 million compared to $14.9 million at March 31, 2011. The increase was due to an increase in liquidity primarily as a result of the increase in deposit balances.

Investment securities available for sale totaled $6.7 million and $6.3 million at September 30, 2011 and March 31, 2011, respectively. The Company reviews investment securities for other than temporary impairment (“OTTI”), taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the quarter ended September 30, 2011, the Company determined that none of its investment securities required an OTTI charge.

Loans receivable, net, totaled $680.8 million at September 30, 2011, compared to $672.6 million at March 31, 2011, an increase of $8.2 million. Consistent with its recent shift in focus to increasing commercial business loans, owner occupied commercial real estate loans, multi-family loans and high-quality one-to-four family mortgage loans, the Company’s multi-family and one-to-four family mortgage loan portfolios increased $4.7 million and $9.4 million to $46.7 million and $119.8 million, respectively, compared to March 31, 2011. These increases in the loan portfolio were partially offset by a combination of loan payoffs, principal repayments, transfers to REO and loan charge-offs. The total CRE loan portfolio was $356.6 million as of September 30, 2011, compared to $364.7 million as of March 31, 2011. Of this total, 29% of these properties are owner occupied, and 71% are non-owner occupied as of September 30, 2011. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (“ARM”), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $12.7 million to $729.3 million at September 30, 2011, compared to $716.5 million at March 31, 2011. The Company had no wholesale-brokered deposits as of September 30, 2011 or March 31, 2011. Core branch deposits accounted for 92.1% of total deposits at September 30, 2011, compared to 91.1% at March 31, 2011. The Company plans to continue its focus on the growth of core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.2 million to $108.1 million at September 30, 2011 from $106.9 million at March 31, 2011. The increase in shareholders’ equity was mainly attributable to net income of $895,000 for the six months ended September 30, 2011. Accumulated other comprehensive loss decreased $271,000 as a result of a decline in net unrealized losses on investment securities.

The Bank is subject to various regulatory capital requirements administered by the OCC as successor to the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of September 30, 2011, the Bank was categorized as “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. The provisions of the Bank’s MOU require the Bank, among other things, to maintain a minimum Tier 1 capital (leverage) ratio of 8% and a minimum total risk-based capital ratio of 12%. These higher capital requirements will remain in effect until the MOU with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2011.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital:
(To Risk-Weighted Assets)	$98,323	14.29%	$55,054	8.0%	$68,818	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	89,683	13.03	27,527	4.0	41,291	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	89,683	10.79	33,252	4.0	41,565	5.0
Tangible Capital:
(To Tangible Assets)	89,683	10.79	12,470	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$101,002	14.61%	$55,312	8.0%	$69,140	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	92,307	13.35	27,656	4.0	41,484	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	92,307	11.24	32,845	4.0	41,056	5.0
Tangible Capital:
(To Tangible Assets)	92,307	11.24	12,317	1.5	N/A	N/A

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits, short-term certificates of deposit and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  The Company continued with the interest deferral at September 30, 2011.  As of September 30, 2011, the Company had deferred a total of $1.9 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balances Sheets and interest expense on the Consolidated Statements of Income. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the six months ended September 30, 2011, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At September 30, 2011, cash and short-term certificates of deposit totaled $74.0 million, or 8.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At September 30, 2011, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $120.6 million from the FRB, subject to sufficient collateral. At September 30, 2011, there were no advances from the FHLB of Seattle under the Bank’s available credit facility of $194.2 million, limited to sufficient collateral and stock investment. At September 30, 2011, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not relied on brokered deposits to fund its operations. At September 30, 2011, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $40.4 million, or 5.5% of total deposits, and $36.6 million, or 5.1% of total deposits, at September 30, 2011 and March 31, 2011, respectively. With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS and ICS deposits has remained strong with continued renewals of existing CDARS and ICS deposits and the opening of new accounts. The Bank’s brokered deposits are restricted by the OCC to 20% of total deposits (including CDARS and ICS). The combination of all the Bank’s funding sources provides the Bank access to additional available liquidity of $482.4 million, or 55.2% of total assets at September 30, 2011.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000. In addition, under the Dodd-Frank Act, since January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.

At September 30, 2011, the Company had commitments to extend credit of $84.2 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $161.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $159.1 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $55.3 million or 6.33% of total assets at September 30, 2011 compared to $39.9 million or 4.65% of total assets at March 31, 2011. Nonperforming loans were $29.7 million or 4.27% of total loans at September 30, 2011 compared to $12.3 million or 1.79% of total loans at March 31, 2011. Nonperforming loans increased due primarily to regulatory requirements that required the Company to place performing loans on nonaccrual status due primarily to declines in the market value of the underlying collateral. The $29.7 million balance of nonperforming loans consisted of forty-seven loans to forty borrowers, which includes fourteen commercial business loans totaling $2.4 million, five commercial real estate loans totaling $4.0 million, one multi-family real estate loan totaling $196,000, eight land acquisition and development loans totaling $13.3 million (the largest of which was $6.4 million), five real estate construction loans totaling $7.3 million and fourteen residential real estate loans totaling $2.5 million. All of these loans are to borrowers located in Oregon and Washington with the exception of two land acquisition and development loans totaling $9.2 million.  The $9.2 million is comprised of one loan totaling $6.8 million to an Oregon borrower who has property located in Southern California and one loan totaling $2.5 million to a California borrower who has property located in Southern California.

The Company’s problem credits have continued to be concentrated in the residential construction and land portfolios. At September 30, 2011, the balances of these portfolios were $17.6 million and $51.9 million, respectively, and represented $16.8 million, or 56.6%, of the total nonperforming loan balance. The percentage of nonperforming loans in the residential construction and land portfolios was 20.0% and 25.6%, respectively. The increase in nonperforming loans in the land portfolio was concentrated in two separate loans totaling $4.2 million and $6.4 million, respectively. The loan for $4.2 million was current on its payments; however, for regulatory purposes it was placed on nonperforming status due primarily to a decline in the market value for the underlying collateral. For the three and six months ended September 30, 2011, total charge-offs in the residential construction and land portfolio totaled $1.9 million.

REO totaled $25.6 million at September 30, 2011 compared to $27.6 million at March 31, 2011. For the six months ended September 30, 2011, REO sales totaled $2.8 million and write-downs totaled $785,000; additions and capitalized improvements to REO properties totaled $1.6 million. The $25.6 million balance of REO is comprised of single-family homes totaling $2.5 million, residential building lots totaling $7.6 million, land development property totaling $6.8 million and industrial and commercial real estate property totaling $8.7 million. All of these properties are located in Washington and Oregon. Furthermore, included in the $25.6 million in REO is $8.3 million of real estate held for investment by the Company comprised of a single commercial real estate property totaling $6.3 million and residential building lots totaling $1.8 million.

The allowance for loan losses was $14.7 million or 2.11% of total loans at September 30, 2011 compared to $15.0 million or 2.18% of total loans at March 31, 2011. The coverage ratio of allowance for loan losses to nonperforming loans was 49.43% at September 30, 2011 compared to 121.46% at March 31, 2011. The decrease in the coverage ratio was a result of the increase in nonperforming loans at September 30, 2011. At September 30, 2011, the Company identified $25.5 million, or 85.78% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan. Specific reserves were $1.7 million, or 6.65% of the nonperforming loans on which a specific analysis was performed. Because of the results of these specific valuation analyses and charge-offs taken on specific loans, the Company’s allowance for loan losses did not change proportionately to the change in the nonperforming loan balances or the change in classified loans. The Company believes its reserve levels are substantial and, as a result of its specific valuation analysis and charge-off actions, reflect current appraisals that take into account the decline in values in our markets and valuation estimates. Based on its comprehensive analysis, management deemed the allowance for loan losses of $14.7 million at September 30, 2011 (2.11% of total loans and 49.43% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. However, a further decline in or continuing weakness in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

At September 30, 2011, the Company had troubled debt restructurings (“TDR”) totaling $6.0 million which included four commercial business loans totaling $733,000 and one multi-family real estate loan totaling $196,000 which are on nonaccrual status.  All other TDRs were on accrual status at September 30, 2011. At March 31, 2011, the Company had TDRs totaling $5.9 million which were on accrual status.

The following table sets forth information regarding the Company’s nonperforming assets.

	September 30, 2011	March 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$2,370	$2,871
Other real estate mortgage	17,476	4,289
Real estate construction	7,339	4,206
Real estate one-to-four family	2,495	957
Total	29,680	12,323
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	29,680	12,323
REO	25,585	27,590
Total nonperforming assets	$55,265	$39,913
Total nonperforming loans to total loans	4.27%	1.79%
Total nonperforming loans to total assets	3.40	1.43
Total nonperforming assets to total assets	6.33	4.65

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2011	(Dollars in thousands)

Commercial business	$207	$822	$1,341	$-	$-	$2,370
Commercial real estate	-	532	1,023	-	2,456	4,011
Land	-	533	5,983	-	6,753	13,269
Multi-family	196	-	-	-	-	196
Commercial construction	3,802	-	-	-	-	3,802
One-to-four family construction	1,722	1,815	-	-	-	3,537
Real estate one-to-four family	903	442	1,150	-	-	2,495
Consumer	-	-	-	-	-	-
Total nonperforming loans	6,830	4,144	9,497	-	9,209	29,680
REO	3,828	8,721	9,412	3,624	-	25,585
Total nonperforming assets	$10,658	$12,865	$18,909	$3,624	$9,209	$55,265

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
September 30, 2011		(Dollars in thousands)

Land development	$6,058	$4,226	$34,836	$-	$6,753	$51,873
Speculative construction	1,723	8,300	4,710	-	-	14,733
Total speculative and land construction	$7,781	$12,526	$39,546	$-	$6,753	$66,606

Other loans of concern totaled $40.6 million at September 30, 2011 compared to $24.2 million at March 31, 2011. The increase in other loans of concern was the result of the Company downgrading several loans due to deterioration in the borrower’s financial condition and/or declines in the market value of the underlying collateral. The $40.6 million consists of sixteen commercial business loans totaling $8.1 million, nine commercial real estate loans totaling $16.6 million, four land acquisition loans totaling $6.0 million and six multi-family real estate loan totaling $9.9 million. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At September 30, 2011, loans delinquent 30 - 89 days were 2.31% of total loans compared to 1.13% at March 31, 2011. The increase was primarily concentrated in three separate loans; one CRE loan totaling $2.2 million, one land acquisition loan totaling $3.3 million and one speculative construction loan totaling $5.6 million. At September 30, 2011, the 30 - 89 days delinquency rate in the commercial business portfolio was 1.20%. The delinquency rate in the CRE loan portfolio was 1.32%, representing six loans for $4.7 million. At that date, CRE loans represented the largest portion of the loan portfolio at 51.27% of total loans and commercial business loans represented 12.66% of total loans. The 30 - 89 days delinquency rate for the land loan portfolio at September 30, 2011 was 6.43% representing one loan for $3.3 million. The 30 – 89 days delinquency rate for the multi-family loan portfolio at September 30, 2011 was 0.95%. The 30 - 89 days delinquency rate for our home equity line of credit portfolio was 0.64% at September 30, 2011. At September 30, 2011, the 30 - 89 days delinquency rate in the residential construction portfolio was 31.66%, representing one loan for $5.6 million. At September 30, 2011, the 30 - 89 days delinquency rate in the one-to-four family mortgage portfolio was 0.90%.

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of such assets and could have a material impact on the Company’s Consolidated Financial Statements. The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2010. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 5%, a net interest margin that approximated 4.5% and a return on assets that ranged from 0.63% to 1.13% (average of 0.93%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 14.1% utilized for our cash flow estimates and a terminal value estimated at 1.0 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples. The Company calculated a fair value of its reporting unit of $78.0 million using the corporate value approach, $89.0 million using the income approach and $81.0 million using the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

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

An interim impairment test was not deemed necessary as of September 30, 2011, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2012, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Six Months Ended September 30, 2011 and 2010

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

Net interest income for the three and six months ended September 30, 2011 was $8.4 million and $17.3 million, respectively, representing a $215,000 and $403,000 decrease, respectively, for the same three and six months ended September 30, 2010. Average interest-earning assets to average interest-bearing liabilities increased to 120.31% and 119.92% for the three and six month periods ended September 30, 2011 compared to 116.76% and 115.93% in the same prior year period. The net interest margin for the three and six months ended September 30, 2011 was 4.35% and 4.50%, respectively, compared to 4.46% and 4.63%, respectively, for the three and six months ended September 30, 2010.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately $112.6 million, or 16.2% of its total loan portfolio, was adjustable (floating) at September 30, 2011. At September 30, 2011, approximately $76.9 million, or 68.3% of its adjustable (floating) loan portfolio, contained interest rate floors below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At September 30, 2011, $71.4 million, or 10.3% of the loans in the Company’s total loan portfolio, were at the floor interest rate of which $51.7 million, or 72.4%, had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rates and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, the relationship of short term and long term interest rates and changes in interest rate spreads.

Interest Income. Interest income for the three and six months ended September 30, 2011, was $10.0 million and $20.4 million, respectively, compared to $10.8 million and $22.1 million, respectively, for the same periods in the prior year. This represents a decrease of $824,000 and $1.7 million for the three and six months ended September 30, 2011, respectively, compared to the same prior year periods. The decrease in each period was due to a decrease in average loan balances, the impact of loans repricing at the current lower interest rates as well as the reversal of interest income from loans placed on nonaccrual status.

The average balance of net loans decreased $12.0 million and $25.2 million to $695.9 million and $693.7 million for the three and six months ended September 30, 2011, respectively, from $707.9 million and $718.8 million for the same prior year periods, respectively. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies. However, since March 31, 2011, the Company’s average loan balances have increased $10.4 million as the Company’s focus has shifted back to growing specific segments of the loan portfolio. The yield on net loans was 5.60% and 5.78% for the three and six months ended September 30, 2011, respectively, compared to 5.98% and 6.07% for the same three and six months in the prior year. During the three and six months ended September 30, 2011, the Company also reversed $438,000 and $467,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $609,000 and $1.3 million to $1.5 million and $3.1 million for the three and six month ended September 30, 2011, respectively, compared to $2.1 million and $4.4 million for the three and six months ended September 30, 2010. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment and a change in deposit mix. The weighted average interest rate on interest-bearing deposits decreased to 0.75% and 0.78% for the three and six months ended September 30, 2011, respectively from 1.12% and 1.18% for the same respective periods in the prior year. The average balance of interest-bearing deposits decreased $10.7 million and $4.7 million to $615.3 million and $613.5 million for the three and six months ended September 30, 2011, respectively, compared to $626.0 million and $618.2 million for the three and six months ended September 30, 2010. Within its interest-bearing deposits, the deposit mix has shifted out of higher costing certificates of deposits and into lower costing transaction accounts. The average balance of non-interest-bearing deposits increased $18.9 million and $16.8 million to $109.1 million and $106.6 million for the three and six months ended September 30, 2011, respectively, compared to $90.2 million and $89.7 million for the three and six months ended September 30, 2010.

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest earned on average interest-earning assets and interest paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$608,815	$8,625	5.62%	$611,750	$9,357	6.07%
Non-mortgage loans	87,126	1,190	5.42	96,194	1,315	5.42
Total net loans (1)	695,941	9,815	5.60	707,944	10,672	5.98

Mortgage-backed securities (2)	1,580	13	3.26	2,549	23	3.58
Investment securities (2)(3)	8,993	54	2.38	9,202	54	2.33
Daily interest-bearing assets	3,955	-	-	12,507	20	0.63
Other earning assets	60,250	89	0.59	37,221	28	0.30
Total interest-earning assets	770,719	9,971	5.13	769,423	10,797	5.57

Non-interest-earning assets:
Office properties and equipment, net	16,293			16,088
Other non-interest-earning assets	82,177			72,605
Total assets	$869,189			$858,116

Interest-bearing liabilities:
Regular savings accounts	$39,297	32	0.32	$33,637	47	0.55
Interest checking accounts	90,853	68	0.30	83,481	68	0.32
Money market deposit accounts	231,168	282	0.48	209,730	505	0.96
Certificates of deposit	254,023	776	1.21	299,201	1,144	1.52
Total interest-bearing deposits	615,341	1,158	0.75	626,049	1,764	1.12

Other interest-bearing liabilities	25,264	372	5.84	32,924	375	4.52
Total interest-bearing liabilities	640,605	1,530	0.95	658,973	2,139	1.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	109,132			90,230
Other liabilities	9,723			8,607
Total liabilities	759,460			757,810
Shareholders’ equity	109,729			100,306
Total liabilities and shareholders’ equity	$869,189			$858,116
Net interest income		$8,441			$8,658
Interest rate spread			4.18%			4.28%
Net interest margin			4.35%			4.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.31%			116.76%
Tax equivalent adjustment (3)		$6			$8

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

	Six Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$607,307	$17,727	5.82%	$618,656	$19,153	6.17%
Non-mortgage loans	86,373	2,368	5.47	100,182	2,712	5.40
Total net loans (1)	693,680	20,095	5.78	718,838	21,865	6.07

Mortgage-backed securities (2)	1,692	29	3.42	2,692	49	3.63
Investment securities (2)(3)	9,002	117	2.59	9,346	131	2.80
Daily interest-bearing assets	4,110	-	-	6,485	20	0.62
Other earning assets	57,499	164	0.57	24,951	43	0.34
Total interest-earning assets	765,983	20,405	5.31	762,312	22,108	5.78

Non-interest-earning assets:
Office properties and equipment, net	16,157			16,239
Other non-interest-earning assets	82,106			70,243
Total assets	$864,246			$848,794

Interest-bearing liabilities:
Regular savings accounts	$38,155	65	0.34	$32,954	91	0.55
Interest checking accounts	90,601	142	0.31	78,634	132	0.33
Money market deposit accounts	229,393	589	0.51	208,504	1,013	0.97
Certificates of deposit	255,351	1,592	1.24	298,103	2,429	1.63
Total interest-bearing deposits	613,500	2,388	0.78	618,195	3,665	1.18

Other interest-bearing liabilities	25,254	740	5.84	39,348	760	3.85
Total interest-bearing liabilities	638,754	3,128	0.98	657,543	4,425	1.34

Non-interest-bearing liabilities:
Non-interest-bearing deposits	106,566			89,731
Other liabilities	9,473			8,113
Total liabilities	754,793			755,387
Shareholders’ equity	109,453			93,407
Total liabilities and shareholders’ equity	$864,246			$848,794
Net interest income		$17,277			$17,683
Interest rate spread			4.33%			4.44%
Net interest margin			4.50%			4.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.92%			115.93%
Tax equivalent adjustment (3)		$12			$15

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended September 30, 2011 compared to the periods ended September 30, 2010.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended September 30,			Six Months Ended September 30,
	2011 vs. 2010			2011 vs. 2010

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(45)	$(687)	$(732)	$(348)	$(1,078)	$(1,426)
Non-mortgage loans	(125)	-	(125)	(379)	35	(344)
Mortgage-backed securities	(8)	(2)	(10)	(17)	(3)	(20)
Investment securities (1)	(1)	1	-	(5)	(9)	(14)
Daily interest-bearing	(8)	(12)	(20)	(5)	(15)	(20)
Other earning assets	24	37	61	79	42	121
Total interest income	(163)	(663)	(826)	(675)	(1,028)	(1,703)

Interest Expense:
Regular savings accounts	7	(22)	(15)	13	(39)	(26)
Interest checking accounts	5	(5)	-	19	(9)	10
Money market deposit accounts	48	(271)	(223)	94	(518)	(424)
Certificates of deposit	(156)	(212)	(368)	(313)	(524)	(837)
Other interest-bearing liabilities	(98)	95	(3)	(330)	310	(20)
Total interest expense	(194)	(415)	(609)	(517)	(780)	(1,297)
Net interest income	$31	$(248)	$(217)	$(158)	$(248)	$(406)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and six months ended September 30, 2011 was $2.2 million and $3.8 million, respectively, compared to $1.7 million and $3.0 million, respectively for the same period in the prior year. The increase in the provision for loan losses during the second quarter was primarily due to increases in nonperforming loans, classified assets and other loans of concern as well as the continued decline in real estate values. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of problem loans resulting primarily from the ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the continued slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values in recent years and slower home sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land loans, as well as additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The Company experienced an increase in the balance of its classified and nonperforming loans during the quarter indicating that borrowers continue to remain under financial pressure as a result of the ongoing economic conditions. The ratio of allowance for loan losses to total net loans was 2.11% at September 30, 2011, compared to 2.72% at September 30, 2010.

Net charge-offs for the three and six months ended September 30, 2011 were $3.6 million and $4.0 million, respectively, compared to $2.2 million and $5.6 million for the same periods last year. Annualized net charge-offs to average net loans for the six-month period ended September 30, 2011 was 1.16% compared to 1.55% for the same period in the prior year. Charge-offs increased during the second quarter primarily as a result of the write-downs of several loans that were specifically reserved for in previous quarters.  See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income decreased $218,000 and $550,000 to $1.8 million and $3.7 million for the three and six months ended September 30, 2011, respectively, compared to $2.1 million and $4.3 million for the three and six months ended September 30, 2010.

The decrease was primarily the result of a reduction in other non-interest income, comprised primarily of gain on sale of REO which decreased $187,000 and $340,000 for the three and six months ended September 30, 2011, respectively, compared to the same prior year periods. The decrease in gain on sale of REO was the result of the Company’s strategic decision to sell certain properties at reduced gains, and in certain cases at a loss, in order to liquidate REO properties quickly.

The decrease between periods also resulted partially from a reduction of gain on sale of loans held for sale which decreased $103,000 and $199,000 for the three and six months ended September 30, 2011, respectively, compared to the same prior periods. The decrease was due to fewer loans sold to FHLMC as a result of the Company’s decision to keep these 1-4 family mortgage loans in its loan portfolio.

These decreases were partially offset by increases in asset management fees of $78,000 and $182,000 for the three and six months ended September 30, 2011, respectively, compared to the same prior year periods. Assets under management increased to $339.5 million at September 30, 2011 compared to $297.5 million at September 30, 2010.

Non-Interest Expense. Non-interest expense increased $433,000 and $1.3 million to $7.8 million and $16.0 million for the three and six months ended September 30, 2011, respectively, compared to $7.4 million and $14.7 million for the three and six months ended September 30, 2010. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. Certain expenses remain, however, out of the Company’s control such as REO expenses and write-downs.

The increase in non-interest expense was partially due to an increase in REO expenses of $636,000 and $900,000 for the three and six months ended September 30, 2011, respectively, compared to the same prior year periods. The increase in REO expenses was the result of higher carrying costs due to the increased number of REO properties and an increase in write-downs of existing properties. The increase was also the result of an increase in data processing expense due to an early contract termination fee of $277,000 related to the Company’s Internet banking conversion.

These increases were offset by decreases in salaries and employee benefits of $571,000 for the three months ended September 30, 2011 compared to the same prior year periods primarily due to the reversal of employee incentive program costs. The Company also had a decrease in FDIC insurance premiums of $131,000 and $279,000 for the three and six months ended September 30, 2011, respectively, compared to the same prior year periods as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.

Income Taxes. The provision for income taxes was $41,000 and $354,000 for the three and six months ended September 30, 2011, respectively, compared to $496,000 and $1.4 million for the three and six months ended September 30, 2010, respectively. The effective tax rate for three and six months ended September 30, 2011 was 18.5% and 28.3%, respectively, compared to 30.8% and 33.0% for the three and six months ended September 30, 2010, respectively. The Company’s effective tax rate remains lower than the statutory tax rate as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2011 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of September 30, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on September 30, 2011 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended September 30, 2011, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                          None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

  Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Riverview Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL); (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to the Consolidated Financial Statements (9)

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
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

             RIVERVIEW BANCORP, INC.

By: /S/ Patrick Sheaffer
Patrick Sheaffer	By: /S/ Kevin J. Lycklama
Chairman of the Board	Kevin J. Lycklama
Chief Executive Officer	Executive Vice President
(Principal Executive Officer)	Chief Financial Officer

Date: November 8, 2011	Date: November 8, 2011

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL); (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity; (d) Consolidated Statements of Cash Flows; and (e) Notes to the Consolidated Financial Statements

41