Form 10-Q
period 2011-12-31
RIVERVIEW BANCORP INC
filed 2012-01-31
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of January 27, 2012.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	2

	Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2011 and 2010	3

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2011 and 2010	4

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6-20

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-35

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

Part II.	Other Information	37-39

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	[Removed and reserved]

Item 5:	Other Information

Item 6:	Exhibits
		40
SIGNATURES
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Forward Looking Statements

As used in this Form 10-Q, the terms “we,” “our” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to “Bank” in this Form 10-Q, we are referring to Riverview Community Bank, a wholly-owned subsidiary of Riverview Bancorp, Inc.

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND MARCH 31, 2011
(In thousands, except share and per share data) (Unaudited)	December 31, 2011	March 31, 2011
ASSETS
Cash (including interest-earning accounts of $23,146 and $37,349)	$36,313	$51,752
Certificates of deposit held for investment	42,718	14,900
Loans held for sale	659	173
Investment securities held to maturity, at amortized cost (fair value of $542 and $556)	493	506
Investment securities available for sale, at fair value (amortized cost of $8,123 and $8,514)	6,337	6,320
Mortgage-backed securities held to maturity, at amortized cost (fair value of $182 and $199)	177	190
Mortgage-backed securities available for sale, at fair value (amortized cost of $1,107 and $1,729)	1,146	1,777
Loans receivable (net of allowance for loan losses of $15,926 and $14,968)	678,626	672,609
Real estate and other personal property owned	20,667	27,590
Prepaid expenses and other assets	6,087	5,887
Accrued interest receivable	2,378	2,523
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	16,351	16,100
Deferred income taxes, net	594	9,447
Mortgage servicing rights, net	299	396
Goodwill	25,572	25,572
Core deposit intangible, net	157	219
Bank owned life insurance	16,406	15,952
TOTAL ASSETS	$862,330	$859,263

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$735,046	$716,530
Accrued expenses and other liabilities	9,574	9,396
Advanced payments by borrowers for taxes and insurance	409	680
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,531	2,567
Total liabilities	770,241	751,854
COMMITMENTS AND CONTINGENCIES (See Note 15)
EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2011 – 22,471,890 issued and outstanding	225	225
March 31, 2011 – 22,471,890 issued and outstanding
Additional paid-in capital	65,621	65,639
Retained earnings	27,493	43,193
Unearned shares issued to employee stock ownership trust	(619)	(696)
Accumulated other comprehensive loss	(1,153)	(1,417)
Total shareholders’ equity	91,567	106,944

Noncontrolling interest	522	465
Total equity	92,089	107,409
TOTAL LIABILITIES AND EQUITY	$862,330	$859,263

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2011	2010	2011	2010

Interest Income:
Interest and fees on loans receivable	$9,669	$10,593	$29,764	$32,458
Interest on investment securities – taxable	28	28	109	115
Interest on investment securities – nontaxable	11	14	35	43
Interest on mortgage-backed securities	12	21	41	70
Other interest and dividends	109	77	273	140
Total interest and dividend income	9,829	10,733	30,222	32,826

Interest Expense:
Interest on deposits	1,061	1,567	3,449	5,232
Interest on borrowings	381	359	1,121	1,119
Total interest expense	1,442	1,926	4,570	6,351
Net interest income	8,387	8,807	25,652	26,475
Less provision for loan losses	8,100	1,600	11,850	4,575
Net interest income after provision for loan losses	287	7,207	13,802	21,900

Non-interest income:
Fees and service charges	962	955	3,082	3,131
Asset management fees	568	520	1,763	1,533
Net gain on sale of loans held for sale	29	96	73	339
Bank owned life insurance	151	151	455	451
Other	(180)	142	(107)	696
Total non-interest income	1,530	1,864	5,266	6,150

Non-interest expense:
Salaries and employee benefits	4,014	4,090	12,039	12,115
Occupancy and depreciation	1,211	1,208	3,540	3,497
Data processing	306	274	1,136	774
Amortization of core deposit intangible	20	23	62	72
Advertising and marketing expense	286	187	814	577
FDIC insurance premium	289	402	848	1,240
State and local taxes	150	184	410	502
Telecommunications	109	105	324	317
Professional fees	334	311	971	958
Real estate owned expenses	2,781	897	3,967	1,183
Other	692	572	2,083	1,695
Total non-interest expense	10,192	8,253	26,194	22,930

Income (loss) before income tax	(8,375)	818	(7,126)	5,120
Provision for income tax	8,220	239	8,574	1,659
Net income (loss)	$(16,595)	$579	$(15,700)	$3,461

Earnings (loss) per common share:
Basic	$(0.74)	$0.03	$(0.70)	$0.20
Diluted	(0.74)	0.03	(0.70)	0.20
Weighted average number of shares outstanding:
Basic	22,321,011	22,296,378	22,314,876	17,044,751
Diluted	22,321,011	22,297,043	22,314,876	17,044,751

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(In thousands, except share data) (Unaudited)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Issuance of common stock (net)	11,548,117	116	18,653	-	-	-	-	18,769
Stock based compensation expense	-	-	73	-	-	-	-	73
Earned ESOP shares	-	-	(32)	-	77	-	-	45
	22,471,890	225	65,642	38,878	(722)	(1,202)	420	103,241
Comprehensive income:
Net income	-	-	-	3,461	-	-	-	3,461
Other comprehensive income, net of tax:
Unrealized holding loss on securities available for sale	-	-	-	-	-	(252)	-	(252)
Noncontrolling interest	-	-	-	-	-	-	35	35
Total comprehensive income	-	-	-	-	-	-	-	3,244

Balance December 31, 2010	22,471,890	$225	$65,642	$42,339	$(722)	$(1,454)	$455	$106,485

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Stock based compensation expense	-	-	11	-	-	-	-	11
Earned ESOP shares	-	-	(29)	-	77	-	-	48
	22,471,890	225	65,621	43,193	(619)	(1,417)	465	107,468
Comprehensive loss:
Net loss	-	-	-	(15,700)	-	-	-	(15,700)
Other comprehensive loss, net of tax:
Unrealized holding gain on securities available for sale	-	-	-	-	-	264	-	264
Noncontrolling interest	-	-	-	-	-	-	57	57
Total comprehensive loss	-	-	-	-	-	-	-	(15,379)

Balance December 31, 2011	22,471,890	225	65,621	27,493	(619)	(1,153)	522	92,089

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010	Nine Months Ended December 31,
(In thousands) (Unaudited)	2011	2010
Cash flows from operating activities:
Net income (loss)	$(15,700)	$3,461
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,429	1,470
Provision for loan losses	11,850	4,575
Noncash expense related to ESOP	48	45
Provision for deferred income taxes	8,717	-
Decrease in deferred loan origination fees, net of amortization	(33)	(124)
Origination of loans held for sale	(2,858)	(10,711)
Proceeds from sales of loans held for sale	2,399	10,517
Stock based compensation expense	11	73
Writedown of real estate owned, net	3,304	628
Net (gain) loss on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	233	(713)
Income from bank owned life insurance	(455)	(451)
Changes in assets and liabilities:
Prepaid expenses and other assets	(353)	1,614
Accrued interest receivable	145	351
Accrued expenses and other liabilities	342	3,018
Net cash provided by operating activities	9,079	13,753
Cash flows from investing activities:
Loan repayments (originations), net	(19,913)	27,173
Proceeds from call, maturity, or sale of investment securities available for sale	5,000	9,990
Principal repayments on investment securities available for sale	392	203
Principal repayments on investment securities held to maturity	13	12
Purchase of investment securities available for sale	(5,000)	(10,000)
Principal repayments on mortgage-backed securities available for sale	622	794
Principal repayments on mortgage-backed securities held to maturity	13	65
Purchase of certificates of deposit held for investment, net	(27,818)	(17,141)
Purchase of premises and equipment and capitalized software	(1,474)	(452)
Capitalized improvements related to real estate owned	(207)	(49)
Proceeds from sale of real estate owned and premises and equipment	5,645	3,727
Net cash provided by (used in) investing activities	(42,727)	14,322

Cash flows from financing activities:
Net increase in deposit accounts	18,516	8,701
Proceeds from issuance of common stock, net	-	18,769
Proceeds from borrowings	5,000	121,200
Repayment of borrowings	(5,000)	(154,200)
Principal payments under capital lease obligation	(36)	(32)
Net decrease in advance payments by borrowers	(271)	(200)
Net cash provided by (used in) financing activities	18,209	(5,762)
Net increase (decrease) in cash	(15,439)	22,313
Cash, beginning of period	51,752	13,587
Cash, end of period	$36,313	$35,900
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,481	$5,343
Income taxes	830	255

Noncash investing and financing activities:
Transfer of loans to real estate owned, net	$2,108	$21,278
Fair value adjustment to securities available for sale	399	(382)
Income tax effect related to fair value adjustment	(135)	130

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 Form 10-K”). The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (the “Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At December 31, 2011, there were options for 92,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the period shown.

	Nine Months Ended December 31, 2011
	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	468,700	$9.00
Grants	-	-
Options exercised	-	-
Forfeited	(18,200)	10.18
Expired	-	-
Balance, end of period	450,500	$8.96

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Stock options fully vested and expected to vest:
Number	449,575	463,675
Weighted average exercise price	$8.96	$9.05
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.24	5.84
Stock options fully vested and currently exercisable:
Number	441,800	445,300
Weighted average exercise price	$9.06	$9.22
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.19	6.09

(1) The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised. This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2011 and 2010 was approximately $11,000 and $73,000, respectively. As of December 31, 2011, there was approximately $5,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company’s common stock. Expected dividends are based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.  During the nine months ended December 31, 2010, the Company granted 18,000 stock options.  The weighted average fair value of stock options granted during the nine months ended December 31, 2010 was $0.83.  There were no stock options granted for the nine months ended December 31, 2011.

The Black-Scholes model uses the assumptions listed in the following table:

	Risk Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends
Fiscal 2011	2.47%	6.25	44.98%	2.73%

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2011, stock options for 451,000 and 458,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and nine months ended December 31, 2010, stock options for 465,000 and 466,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Basic EPS computation:
Numerator-net income (loss)	$(16,595,000)	$579,000	$(15,700,000)	$3,461,000
Denominator-weighted average common shares outstanding	22,321,011	22,296,378	22,314,876	17,044,751
Basic EPS	$(0.74)	$0.03	$(0.70)	$0.20
Diluted EPS computation:
Numerator-net income (loss)	$(16,595,000)	$579,000	$(15,700,000)	$3,461,000
Denominator-weighted average common shares outstanding	22,321,011	22,296,378	22,314,876	17,044,751
Effect of dilutive stock options	-	665	-	-
Weighted average common shares
and common stock equivalents	22,321,011	22,297,043	22,314,876	17,044,751
Diluted EPS	$(0.74)	$0.03	$(0.70)	$0.20

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Municipal bonds	$493	$49	$-	$542

March 31, 2011
Municipal bonds	$506	$50	$-	$556

The contractual maturities of investment securities held to maturity are as follows (in thousands):

December 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	493	542
Due after ten years	-	-
Total	$493	$542

The amortized cost and fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Trust preferred	$2,974	$-	$(1,786)	$1,188
Agency securities	5,000	-	-	5,000
Municipal bonds	149	-	-	149
Total	$8,123	$-	$(1,786)	$6,337

March 31, 2011
Trust preferred	$2,974	$-	$(2,058)	$916
Agency securities	5,000	-	(136)	4,864
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,194)	$6,320

The contractual maturities of investment securities available for sale are as follows (in thousands):
December 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	5,000
Due after five years through ten years	-	-
Due after ten years	3,123	1,337
Total	$8,123	$6,337

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011

Trust preferred	$-	$-	$1,188	$(1,786)	$1,188	$(1,786)

March 31, 2011

Trust preferred	$-	$-	$916	$(2,058)	$916	$(2,058)
Agency securities	4,864	(136)	-	-	4,864	(136)
Total	$4,864	$(136)	$916	$(2,058)	$5,780	$(2,194)

At December 31, 2011, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 18 other financial institution holding companies, which we refer to as a pooled trust preferred security. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 40% of the remaining collateral), and seven others are currently in deferral (31% of the remaining collateral). The Company has estimated an expected default rate of 44% for the security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying financial institution holding companies and their subsidiary banks. There was no excess subordination on this security.

During the three and nine months ended December 31, 2011, the Company determined that there was no additional other than temporary impairment (“OTTI”) charge on the above pooled trust preferred security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
FHLMC mortgage-backed securities	$72	$4	$-	$76
FNMA mortgage-backed securities	105	1	-	106
Total	$177	$5	$-	$182
March 31, 2011
FHLMC mortgage-backed securities	$78	$4	$-	$82
FNMA mortgage-backed securities	112	5	-	117
Total	$190	$9	$-	$199

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

December 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4	4
Due after five years through ten years	-	-
Due after ten years	173	178
Total	$177	$182

Mortgage-backed securities held to maturity with an amortized cost of $71,000 and $76,000 and a fair value of $73,000 and $80,000 at December 31, 2011 and March 31, 2011, respectively, were pledged as collateral for governmental public funds held by the Bank. Mortgage-backed securities held to maturity with an amortized cost of $93,000 and $98,000 and a fair value of $96,000 and $103,000 at December 31, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$343	$11	$-	$354
FHLMC mortgage-backed securities	754	27	-	781
FNMA mortgage-backed securities	10	1	-	11
Total	$1,107	$39	$-	$1,146
March 31, 2011
Real estate mortgage investment conduits	$421	$12	$-	$433
FHLMC mortgage-backed securities	1,270	34	-	1,304
FNMA mortgage-backed securities	38	2	-	40
Total	$1,729	$48	$-	$1,777

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
December 31, 2011	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	868	902
Due after five years through ten years	-	-
Due after ten years	239	244
Total	$1,107	$1,146

Mortgage-backed securities available for sale with an amortized cost of $861,000 and $178,000 and a fair value of $895,000 and $187,000 at December 31, 2011 and March 31, 2011, respectively, were pledged as collateral for government public funds held by the Bank. Mortgage-backed securities available for sale with an amortized cost of $71,000 and $128,000 and a fair value of $72,000 and $131,000 at December 31, 2011 and March 31, 2011, respectively, were pledged as collateral for treasury tax and loan funds held by the Bank.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	December 31, 2011	March 31, 2011
Commercial and construction
Commercial business	$86,759	$85,511
Other real estate mortgage (1)	448,288	461,955
Real estate construction	27,544	27,385
Total commercial and construction	562,591	574,851

Consumer
Real estate one-to-four family	129,780	110,437
Other installment	2,181	2,289
Total consumer	131,961	112,726

Total loans	694,552	687,577

Less: Allowance for loan losses	15,926	14,968
Loans receivable, net	$678,626	$672,609

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loan portfolios

The Company’s loan portfolio has very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2011 and March 31, 2011, the Bank had no loans to any one borrower in excess of the regulatory limit.

8.	ALLOWANCE FOR LOAN LOSSES

Allowance for loan loss: The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Commercial business, commercial real estate, multi-family, construction and land loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on its financial condition and results of operations.

Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of current business cycle, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers Bank regulatory examination results, findings of its third-party independent credit reviewers and internal credit department analysis in its quarterly evaluation of the allowance for loan losses.

The following tables present a reconciliation of the allowance for loan losses (in thousands):

Three months ended December 31, 2011	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,675	$4,432	$2,486	$1,785	$1,060	$1,577	$1,657	$14,672
Provision for loan losses	1,120	(489)	6,731	754	(517)	493	8	8,100
Charge-offs	(692)	-	(4,302)	(1,505)	-	(385)	-	(6,884)
Recoveries	5	-	33	-	-	-	-	38
Ending balance	$2,108	$3,943	$4,948	$1,034	$543	$1,685	$1,665	$15,926

Nine months ended December 31, 2011

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	1,775	(694)	9,093	1,226	(277)	1,130	(403)	11,850
Charge-offs	(1,502)	(107)	(6,181)	(2,364)	-	(794)	-	(10,948)
Recoveries	13	-	33	-	-	10	-	56
Ending balance	$2,108	$3,943	$4,948	$1,034	$543	$1,685	$1,665	$15,926

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010

Beginning balance	$19,029	$21,642
Provision for losses	1,600	4,575
Charge-offs	(3,170)	(8,778)
Recoveries	4	24
Ending balance	$17,463	$17,463

At December 31, 2010	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Ending balance	$2,188	$4,954	$2,675	$2,091	$2,041	$1,539	$1,975	$17,463

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$1,007	$1,101	$2,108	$10,983	$75,776	$86,759
Commercial real estate	1,602	2,341	3,943	25,603	332,897	358,500
Land	2,958	1,990	4,948	22,403	23,099	45,502
Multi-family	511	523	1,034	8,708	35,578	44,286
Real estate construction	354	189	543	10,221	17,323	27,544
Consumer	184	1,501	1,685	2,449	129,512	131,961
Unallocated	-	1,665	1,665	-	-	-
Total	$6,616	$9,310	$15,926	$80,367	$614,185	$694,552

March 31, 2011

Commercial business	$207	$1,615	$1,822	$3,382	$82,129	$85,511
Commercial real estate	59	4,685	4,744	8,976	355,712	364,688
Land	-	2,003	2,003	2,695	52,563	55,258
Multi-family	1,779	393	2,172	8,000	34,009	42,009
Real estate construction	-	820	820	4,206	23,179	27,385
Consumer	-	1,339	1,339	-	112,726	112,726
Unallocated	-	2,068	2,068	-	-	-
Total	$2,045	$12,923	$14,968	$27,259	$660,318	$687,577

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $1.6 million and $1.7 million during the nine months ended December 31, 2011 and 2010, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

December 31, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days and Accruing
Commercial business	$2,539	$2,998	$5,537	$81,222	$86,759	$-
Commercial real estate	9,296	8,931	18,227	340,273	358,500	-
Land	5,599	14,503	20,102	25,400	45,502	-
Multi-family	442	598	1,040	43,246	44,286	-
Real estate construction	6,734	3,429	10,163	17,381	27,544	-
Consumer	3,631	1,578	5,209	126,752	131,961	-
Total	$28,241	$32,037	$60,278	$634,274	$694,552	$-

March 31, 2011	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days and Accruing
Commercial business	$1,415	$2,871	$4,286	$81,225	$85,511	$-
Commercial real estate	2,112	1,385	3,497	361,191	364,688	-
Land	-	2,904	2,904	52,354	55,258	-
Multi-family	-	-	-	42,009	42,009	-
Real estate construction	-	4,206	4,206	23,179	27,385	-
Consumer	4,271	957	5,228	107,498	112,726	-
Total	$7,798	$12,323	$20,121	$667,456	$687,577	$-

Credit quality indicators: The Company monitors credit risk in its loan portfolio using a risk rating system for all commercial (non-consumer) loans. The risk rating system is a measure of the credit risk of the borrower based on their historical, current and anticipated financial characteristics. The Company assigns a risk rating to each commercial loan at origination and subsequently updates these ratings, as necessary, so the risk rating continues to reflect the appropriate risk characteristics of the loan. Application of appropriate risk ratings is key to management of the loan portfolio risk. In arriving at the rating, the Company considers the following factors: delinquency, payment history, quality of management, liquidity, leverage, earning trends, alternative funding sources, geographic risk, industry risk, cash flow adequacy, account practices, asset protection and extraordinary risks. Consumer loans, including custom construction loans, are not assigned a risk rating but rather are grouped into homogeneous pools with similar risk characteristics unless the loan is placed on non-accrual status in which case it is assigned a substandard risk rating. Loss factors are assigned to each loan type based on historical loss experience and risk rating. This historical loss experience is adjusted for qualitative factors that are likely to cause the estimated credit losses to differ from the Company’s historical loss experience. The Company uses these loss factors to estimate the general component of its allowance for loan losses.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	December 31, 2011		March 31, 2011
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.89	$10,309	4.00	$4,920
Commercial real estate	3.76	23,128	3.66	8,909
Land	5.76	22,475	5.00	8,818
Multi-family	4.03	8,708	4.06	4,679
Real estate construction	4.96	10,163	4.96	8,106
Consumer (1)	7.00	1,578	7.00	957
Total	4.02	$76,361	3.93	$36,389

Total loans risk rated	$560,422		$573,506

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
(2) Classified loans consist of substandard, doubtful and loss loans.

Impaired loans: A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or a troubled debt restructuring (“TDR”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

December 31, 2011	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
Commercial business	$6,945	$4,038	$10,983	$13,705	$1,007	$6,046
Commercial real estate	15,807	9,796	25,603	26,495	1,602	15,671
Land	5,310	17,093	22,403	25,558	2,958	13,117
Multi-family	6,223	2,485	8,708	8,780	511	8,252
Real estate construction	6,036	4,185	10,221	15,046	354	6,471
Consumer	433	2,016	2,449	2,667	184	738
Total	$40,754	$39,613	$80,367	$92,251	$6,616	$50,295
March 31, 2011

Commercial business	$1,024	$2,358	$3,382	$5,562	$207	$5,593
Commercial real estate	750	8,226	8,976	9,221	59	9,979
Land	2,695	-	2,695	5,094	-	6,695
Multi-family	-	8,000	8,000	8,036	1,779	3,864
Real estate construction	4,206	-	4,206	8,474	-	10,950
Consumer	-	-	-	-	-	462
Total	$8,675	$18,584	$27,259	$36,387	$2,045	$37,543

The related amount of interest income recognized on loans that were impaired was $1.8 million and $706,000 for the nine months ended December 31, 2011 and 2010, respectively.

The following table presents TDRs at the date indicated:

	December 31, 2011
(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	10	$3,362	$3,230
Commercial real estate	3	3,777	3,750
Multi-family	2	6,372	5,296
Consumer	2	1,166	1,117
Total	17	$14,677	$13,393

At March 31, 2011, TDRs totaled $5.9 million.

TDRs are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent.  In these cases, the current fair value of the collateral, less selling costs is used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. There were no TDRs that were recorded in the twelve months prior to December 31, 2011 that subsequently defaulted in the nine months ended December 31, 2011.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payments in the last 90 days will be charged-off. Loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months are charged-off. The portion of the outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs would be postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment.

9.	GOODWILL

Goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less often than annually. The Company has two reporting units, the Bank and RAMCorp., for purposes of computing goodwill.

During the third quarter of fiscal 2012, the Company initiated its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The step one analysis indicated that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, we have not completed the step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. We expect to finalize our goodwill impairment analysis during the fourth fiscal quarter. No assurance can be given that the Company will not be required to record an impairment loss on goodwill then or in the future.

10.	JUNIOR SUBORDINATED DEBENTURE

At December 31, 2011, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at December 31, 2011. As of December 31, 2011, the Company has deferred a total of $2.3 million of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2011 and March 31, 2011, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at December 31, 2011 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturity Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.91%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% thereafter until maturity.

11.	INCOME TAXES

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2011. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of December 31, 2011, a deferred tax asset valuation allowance of $8.7 million has been recorded. The Company excluded deferred tax assets related to unrealized losses on its available for sale debt securities debt as these losses are expected to reverse and realization of the related deferred tax asset is not dependent on future taxable income.

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at December 31, 2011, using
	Fair value December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment securities available for sale
Trust preferred	$1,188	$-	$-	$1,188
Agency securities	5,000	-	5,000	-
Municipal bonds	149	-	149	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	354	-	354	-
FHLMC mortgage-backed securities	781	-	781	-
FNMA mortgage-backed securities	11	-	11	-
Total recurring assets measured at fair value	$7,483	$-	$6,295	$1,188

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands).  There were no transfers of assets in to or out of Level 3 for the nine months ended December 31, 2011 and 2010.

	For the Three Months Ended December 31, 2011	For the Nine Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Nine Months Ended December 31, 2010
	Available for sale securities	Available for sale securities	Available for sale securities	Available for sale securities

Beginning balance	$1,179	$916	$965	$1,042
Transfers in to Level 3	-	-	-	-
Included in earnings (1)	-	-	-	-
Included in other comprehensive income	9	272	(86)	(163)
Ending balance	$1,188	$1,188	$879	$879

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

The Company has determined that the market for its single pooled trust preferred security was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for many of the significant inputs for this security. Accordingly, the pooled trust preferred security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the

Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the nine months ended December 31, 2011. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at December 31, 2011, using
	Fair value December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$48,556	$-	$-	$48,556
Real estate owned	14,144	-	-	14,144
Total nonrecurring assets measured at fair value	$62,700	$-	$-	$62,700

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 regarding fair value measurement. This guidance amends previous guidance on fair value measurement to achieve common fair value measurement and disclosure requirement in GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

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

In December 2011, the FASB issued FASB ASU No. 2011-12 which temporarily defers the effective date for disclosures related to reclassification adjustments within accumulated other comprehensive income and should continue to report reclassifications out of accumulated other comprehensive income consistent within the presentation requirements in effect before FASB ASU No. 2011-05. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The estimated fair value of financial instruments is as follows (in thousands):

	December 31, 2011		March 31, 2011
	Carrying Value	Fair value	Carrying Value	Fair Value
Assets:
Cash	$36,313	$36,313	$51,752	$51,752
Certificates of deposit held for investment	42,718	42,969	14,900	15,006
Investment securities held to maturity	493	542	506	556
Investment securities available for sale	6,337	6,337	6,320	6,320
Mortgage-backed securities held to maturity	177	182	190	199
Mortgage-backed securities available for sale	1,146	1,146	1,777	1,777
Loans receivable, net	678,626	610,192	672,609	575,027
Loans held for sale	659	659	173	173
Mortgage servicing rights	299	735	396	970

Liabilities:
Demand – savings deposits	491,966	491,966	453,380	453,380
Time deposits	243,080	245,000	263,150	265,079

Junior subordinated debentures	22,681	10,201	22,681	13,574

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes, where available.  The fair value of the pooled trust preferred security was determined using a discounted cash flow method (see also Note 12 – Fair Value Measurement).

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

Mortgage Servicing Rights (“MSRs”) – The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At December 31, 2011, the MSRs fair value was estimated using a range of prepayment speed assumptions that ranged from 100 to 529.

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

Significant off-balance sheet commitments at December 31, 2011 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$4,147
Fixed-rate	10,361
Standby letters of credit	1,492
Undisbursed loan funds, and unused lines of credit	70,797
Total	$86,797

At December 31, 2011, the Company had firm commitments to sell $1.5 million of residential loans to the Federal Home Loan Mortgage Corporation (“FHLMC”). Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2011, loans under warranty totaled $92.5 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

Regulatory Developments and Significant Events

In January 2009, Riverview Community Bank (“Bank”), the Company’s wholly-owned banking subsidiary, entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC. The Agreement will remain in effect and enforceable until modified, waived or terminated in writing by the OCC.

Entry into the Agreement does not change the Bank’s “well capitalized” status as of the date of this Form 10-Q. The Agreement is based on the findings of the OCC during their on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, the Bank’s Board of Directors (“Board”) and its management have aggressively worked to address the findings of the OCC Exam and have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with the directives contained in the Agreement.

Under the Agreement, the Bank is required to take the following actions: (a) refrain from paying dividends without prior OCC non-objection; (b) adopt, implement and adhere to a three year capital plan, including objectives, projections and implementation strategies for the Bank’s overall risk profile, dividend policy, capital requirements, primary capital structure sources and alternatives, various balance sheet items, as well as systems to monitor the Bank’s progress in meeting the plans, goals and objectives of the plan; (c) add a credit risk management function and appoint a Chief Lending Officer that is independent from the credit risk management function; (d) update the Bank’s credit policy and not grant, extend, renew or alter any loan over $250,000 without meeting certain requirements set forth in the written agreement; (e) adopt, implement and adhere to a program to ensure that risk associated with the Bank’s loans and other assets is properly reflected on the Bank’s books and records; (f) adopt, implement and adhere to a program to reduce the Bank’s criticized assets; (g) maintain a consultant to perform semi-annual asset quality reviews of the Bank’s loan portfolio; (h) adopt, implement and adhere to policies related to asset diversification and reducing concentrations of credit; and (i) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.

The Bank’s Board must ensure that the Bank has the processes, personnel and control systems in place to ensure implementation of and adherence to the requirements of the Agreement.  In connection with this requirement, the Bank’s Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risk-based capital ratio of not less than 12.0%. As of December 31, 2011 the Bank’s Tier 1 capital (leverage) ratio was 9.74% and its total risk-based capital ratio was 13.14%.  For more information regarding the Bank’s regulatory capital compliance, see “-- Shareholders’ Equity and Capital Resources.”

In October 2009, the Company also entered into a separate MOU agreement with the OTS which is now enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as the successor to the OTS. This MOU requires the Bank to: (a) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The Company believes it is currently in compliance with all of the requirements of the MOU through its normal business operations.  These requirements will remain in effect until modified or terminated by the Federal Reserve.

Executive Overview

As a progressive, community-oriented financial institution, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah, Clackamas and Marion counties of Oregon as its primary market area. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial, commercial real estate and real estate construction loans represented 81.0% of the loan portfolio at December 31, 2011 compared to 83.6% at March 31, 2011. The Company’s strategy during the previous fiscal year was to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. Speculative construction loans represent $13.0 million, or 77.7% of the residential construction portfolio at December 31, 2011.  The speculative construction loan balances decreased 20.9% compared to March 31, 2011 and 32.0% from a year ago. Land acquisition and development loans totaled $45.5 million at December 31, 2011, a decrease of 17.7% from March 31, 2011 and 18.7% from December 31, 2010. Most recently, the Company has shifted its focus to increasing commercial business loans, owner occupied commercial real estate loans, multi-family loans and high quality one-to-four family mortgage loans.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial business and commercial real estate loans in its portfolio. A significant portion of these commercial business and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At December 31, 2011, checking accounts totaled $213.6 million, or 29.1% of the total deposit mix. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 17 branches, including ten in Clark County and two in the Portland metropolitan area, and three lending centers.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which continued into 2011, has negatively affected the economy in the Company’s market area. As a result, the Company has experienced a decline in the values of real estate collateral supporting its loans, and experienced increased loan delinquencies and defaults. These declines were initially concentrated primarily in its residential construction and land development loan portfolios. However, recently the Company has seen increased deterioration in its commercial business and commercial real estate (“CRE”) loan performance and underlying collateral values. Throughout 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting the Company’s operating results and, while the Company is encouraged by the continuing reduction in its exposure to residential construction and land development loans, looking forward credit costs could remain elevated for the foreseeable future as compared to historical levels. Although economic conditions in general appear to be stabilizing, the prolonged weak economy in the Company’s market area, and more specifically further declines in real estate values, have recently resulted in further increases in nonperforming assets, additional increases in the provision for loan losses and loan charge-offs which may continue in the future. As a result, like most financial institutions, the Company’s future operating results and financial performance will be significantly affected by the course of recovery in its market areas from the recent recessionary downturn.

The weak housing market and economic conditions has resulted in an increase in loan delinquencies and foreclosure rates, primarily in our residential construction and land development loan portfolios. Foreclosures and delinquencies are also the result of investor speculation in many states, including Washington and Oregon, while job losses and depressed economic conditions have resulted in the higher levels of delinquent loans. The economic downturn, and more specifically the slowdown in residential real estate sales, has resulted in further uncertainty in the financial markets. This has been particularly evident in the Company’s need to provide for credit losses during these periods at significantly higher levels than its historical experience and has also affected its net interest income and other operating revenue and expenses. During the quarter ended December 31, 2011, unemployment in the Company’s market decreased in both Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 11.0% at November 30, 2011 compared to 11.6% at September 30, 2011 and 12.7% at December 31, 2010. According to the Oregon Employment Department, unemployment in Portland decreased to 7.8% at November 30, 2011 compared to 8.4% at September 30, 2011 and 9.2% at December 31, 2010. Home values at December 31, 2011 in the Company’s market area remained lower, reflecting the sharp decrease in home values during the last three fiscal years, due in large part to an increase in volume of foreclosures and short sales. Recently, however, home values have begun to stabilize. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 5.3 months at December 31, 2011 compared to 6.7 months at September 30, 2011 and 7.9 months at December 31, 2010. Inventory levels in Clark County have decreased slightly to 6.5 months at December 31, 2011 compared to 6.8 months at September 30, 2011 and have decreased from 9.1 months at December 31, 2010. According to RMLS, closed home sales in Clark County decreased 10.2% and increased 14.1% at December 31, 2011 compared to September 30, 2011 and December 31, 2010, respectively. Closed home sales in Portland increased 1.6% and 10.3% at December 31, 2011 compared to September 30, 2011 and December 31, 2010, respectively. However, land and lot values have trended significantly lower in the last twelve months after showing signs of stabilizing. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, a Pacific Northwest commercial real estate brokerage firm affiliated with NAI Global, commercial vacancy rates in Clark County and Portland, Oregon were approximately 15.4% and 21.9%, respectively, as of December 31, 2011 compared to 18.7% and 23.9%, respectively, at December 31, 2010. As a result, the Company believes there are indications that increased loan delinquencies and defaults may remain elevated for the foreseeable future.

Operating Strategy

The Company’s goal is to deliver returns to shareholders by managing problem assets, increasing higher-yielding assets (in particular commercial real estate and commercial business loans), increasing core deposit balances, reducing expenses, hiring experienced employees with a commercial lending focus and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications of nonperforming loans and sales real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Despite these efforts, nonperforming assets recently increased to $52.7 million at December 31, 2011 from $39.9 million at March 31, 2011. This increase can be attributed to an increase in nonperforming loans of $19.7 million partially offset by a decrease in REO of $6.9 million. Nonperforming loans increased primarily due to regulatory requirements that required the Company to place performing loans on nonaccrual status primarily due to declines in the market value of the underlying collateral as a result of the prolonged weak economy. At the time these loans were placed on nonaccrual, over 40% of these loans were current on their loan payments. Since these specific loans were placed on nonaccrual, the Company has received all scheduled payments and these loans remain current. The Company has continued to focus on reducing its exposure to land development and speculative construction loans. The total land and speculative construction loan portfolios declined to $58.5 million at December 31, 2011 as compared to $71.7 million at March 31, 2011.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than one-to-four family mortgage loans. The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $337.7 million and $328.1 million at December 31, 2011 and March 31, 2011, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product, which allows its customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to commercial customers. The Company also participates in an Internet deposit listing service which allows the Company to post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company began offering Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers in December 2010. Both the ICS program along with the Certificate of Deposit Account Registry Service (CDARS™) program that was implemented in fiscal year 2009, provide customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company is also focused on reducing its reliance on other wholesale funding sources, including Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) advances, through the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as on-line personal financial management, business cash management and business remote deposit products that enable it to compete effectively with banks of all sizes. Total deposits have increased from $716.5 million at March 31, 2011 to $735.0 million at December 31, 2011. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $28.6 million during this same period. The Company had no outstanding advances from the FHLB or the FRB at December 31, 2011.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. The Company has formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company also completed an evaluation of its staffing levels in light of the continued weak prospects for loan growth.

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

Disciplined Franchise Expansion.  The Company believes that opportunities currently exist within its market area to grow its franchise.  The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions that is occurring in its market area. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands. As part of its expansion strategy, the Company recently announced plans to open a new branch in Gresham, Oregon.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolios based on loan purpose at the dates indicated.

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2011	(in thousands)

Commercial business	$86,759	$-	$-	$86,759
Commercial construction	-	-	10,772	10,772
Office buildings	-	99,880	-	99,880
Warehouse/industrial	-	43,868	-	43,868
Retail/shopping centers/strip malls	-	83,207	-	83,207
Assisted living facilities	-	37,160	-	37,160
Single purpose facilities	-	94,385	-	94,385
Land	-	45,502	-	45,502
Multi-family	-	44,286	-	44,286
One-to-four family construction	-	-	16,772	16,772
Total	$86,759	$448,288	$27,544	$562,591

March 31, 2011

Commercial business	$85,511	$-	$-	$85,511
Commercial construction	-	-	8,608	8,608
Office buildings	-	95,529	-	95,529
Warehouse/industrial	-	49,627	-	49,627
Retail/shopping centers/strip malls	-	85,719	-	85,719
Assisted living facilities	-	35,162	-	35,162
Single purpose facilities	-	98,651	-	98,651
Land	-	55,258	-	55,258
Multi-family	-	42,009	-	42,009
One-to-four family construction	-	-	18,777	18,777
Total	$85,511	$461,955	$27,385	$574,851

Comparison of Financial Condition at December 31, 2011 and March 31, 2011

Cash, including interest-earning accounts, totaled $36.3 million at December 31, 2011 compared to $51.8 million at March 31, 2011. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As part of this strategy, the Company invests a portion of its excess cash in short-term certificates of deposit in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At December 31, 2011, certificates of deposit held for investment totaled $42.7 million compared to $14.9 million at March 31, 2011.

Investment securities available for sale totaled $6.3 million at December 31, 2011 and March 31, 2011. The Company reviews investment securities for other than temporary impairment (“OTTI”), taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, current analysts’ evaluations, the Company’s intentions or requirements to sell the investments, as well as other factors. For the quarter ended December 31, 2011, the Company determined that none of its investment securities required an OTTI charge.

Loans receivable, net, totaled $678.6 million at December 31, 2011, compared to $672.6 million at March 31, 2011, an increase of $6.0 million. Consistent with its recent shift in focus to increasing commercial business loans, owner occupied CRE loans, multi-family loans and high-quality one-to-four family mortgage loans, the Company’s multi-family and one-to-four family mortgage loan portfolios increased $2.3 million and $19.3 million to $44.3 million and $129.8 million, respectively, compared to March 31, 2011. These increases in the loan portfolio were partially offset by a combination of loan payoffs, principal repayments, transfers to REO and loan charge-offs. The total CRE loan portfolio was $358.5 million as of December 31, 2011, compared to $364.7 million as of March 31, 2011. Of this total, 29% of these properties are owner occupied, and 71% are non-owner occupied as of December 31, 2011. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (“ARM”), or teaser residential real estate loans in its portfolio.

Deposit accounts increased $18.5 million to $735.0 million at December 31, 2011, compared to $716.5 million at March 31, 2011. The Company had no wholesale-brokered deposits as of December 31, 2011 or March 31, 2011. Core branch deposits accounted for 92.7% of total deposits at December 31, 2011, compared to 91.1% at March 31, 2011. Core deposits increased $28.6 million since March 31, 2011. The Company plans to continue its focus on the growth of core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $15.4 million to $91.6 million at December 31, 2011 from $106.9 million at March 31, 2011. The decrease in shareholders’ equity was mainly attributable to the net loss of $15.7 million for the nine months ended December 31, 2011. Accumulated other comprehensive loss decreased $264,000 as a result of a decline in net unrealized losses on investment securities.

The Bank is subject to various regulatory capital requirements administered by the OCC as successor to the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2011, the Bank was categorized as “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below. The provisions of the Bank’s Agreement with the OCC require the Bank, among other things, to maintain a minimum Tier 1 capital (leverage) ratio of 9% and a minimum total risk-based capital ratio of 12%. These higher capital requirements will remain in effect until the Agreement with the Bank is terminated. Management believes the Bank met all capital adequacy requirements to which it was subject as of December 31, 2011.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$88,912	13.14%	$54,132	8.0%	$67,665	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	80,443	11.89	27,066	4.0	40,599	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	80,443	9.74	33,031	4.0	41,289	5.0
Tangible Capital:
(To Tangible Assets)	80,443	9.74	12,387	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$101,002	14.61%	$55,312	8.0%	$69,140	10.0%
Tier 1 Capital:
(To Risk-Weighted Assets)	92,307	13.35	27,656	4.0	41,484	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	92,307	11.24	32,845	4.0	41,056	5.0
Tangible Capital:
(To Tangible Assets)	92,307	11.24	12,317	1.5	N/A	N/A

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits, short-term certificates of deposit and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  The Company continued with the interest deferral at December 31, 2011.  As of December 31, 2011, the Company had deferred a total of $2.3 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balances Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2011, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At December 31, 2011, cash and short-term certificates of deposit totaled $79.0 million, or 9.2% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2011, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $114.4 million from the FRB, subject to sufficient collateral. At December 31, 2011, there were no advances from the FHLB of Seattle under the Bank’s available credit facility of $197.4 million, limited to sufficient collateral and stock investment. At December 31, 2011, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not relied on brokered deposits to fund its operations. At December 31, 2011, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $38.9 million, or 5.3% of total deposits, and $36.6 million, or 5.1% of total deposits, at December 31, 2011 and March 31, 2011, respectively. With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS and ICS deposits has remained strong with continued renewals of existing CDARS and ICS deposits and the opening of new accounts. The Bank’s brokered deposits are restricted by the OCC to 20% of total deposits (including CDARS and ICS). The combination of all the Bank’s funding sources provides the Bank access to additional available liquidity of $490.2 million, or 56.8% of total assets at December 31, 2011.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000. In addition, under the Dodd-Frank Act, since January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.

At December 31, 2011, the Company had commitments to extend credit of $86.8 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $187.5 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $118.1 million.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its Debentures during the first quarter of fiscal 2011, which in turn, prohibits the Company from paying dividends on its common stock until the interest payments are brought current.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $52.7 million or 6.11% of total assets at December 31, 2011 compared to $39.9 million or 4.65% of total assets at March 31, 2011. Nonperforming loans were $32.0 million or 4.61% of total loans at December 31, 2011 compared to $12.3 million or 1.79% of total loans at March 31, 2011. Nonperforming loans increased due primarily to regulatory requirements that required the Company to place performing loans on nonaccrual status due primarily to declines in the market value of the underlying collateral. The increase was concentrated in the $32.0 million balance of nonperforming loans which consisted of forty-one loans to thirty-seven borrowers, which includes thirteen commercial business loans totaling $3.0 million, nine commercial real estate loans totaling $8.9 million, one multi-family real estate loan totaling $598,000, seven land acquisition and development loans totaling $14.5 million (the largest of which was $5.0 million), four real estate construction loans totaling $3.4 million and seven residential real estate loans totaling $1.6 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition development loan totaling $5.0 million to an Oregon borrower who has property located in Southern California and one commercial real estate loan totaling $2.4 million to a California borrower who has property located in Southern California.

The Company’s problem credits have continued to be concentrated in the residential construction and land portfolios. At December 31, 2011, the balances of these portfolios were $16.8 million and $45.5 million, respectively, and represented $17.9 million, or 55.97%, of the total nonperforming loan balance. The percentage of nonperforming loans in the residential construction and land portfolios was 20.44% and 31.87%, respectively. The increase in nonperforming loans in the land portfolio was concentrated in three separate loans totaling $12.3 million. For the three and nine months ended December 31, 2011, total charge-offs in the residential construction and land portfolio totaled $4.3 million and $6.2 million, respectively.

REO totaled $20.7 million at December 31, 2011 compared to $27.6 million at March 31, 2011. For the nine months ended December 31, 2011, REO sales totaled $6.8 million and write-downs totaled $3.3 million; additions and capitalized improvements to REO properties totaled $3.2 million. During the quarter ended December 31, 2011, write downs on REO properties totaled $2.5 million. These write downs were primarily concentrated in two properties. One of these was a $725,000 write down on a commercial property located in central Oregon, the balance of this REO was $5.8 million at December 31, 2011. The second was a $772,000 write down on a residential building lot subdivision located in Salem Oregon, the balance of this property was $1.0 million at December 31, 2011. This property was sold in January 2012 at the loan’s current carry value and the Company recognized no further loss. The $20.7 million balance of REO is comprised of single-family homes totaling $1.5 million, residential building lots totaling $4.9 million, land development property totaling $6.2 million and industrial and commercial real estate property totaling $8.1 million. All of these properties are located in Washington and Oregon. The $20.7 million REO balance is comprised of $13.8 million of real estate held by the Bank and $6.8 million of real estate held by the Company. The real estate held by the Company is comprised of a single commercial real estate property totaling $5.8 million and residential building lots totaling $1.0 million. The residential building lots were sold in January 2012 at the recorded book value.

The allowance for loan losses was $15.9 million or 2.29% of total loans at December 31, 2011 compared to $15.0 million or 2.18% of total loans at March 31, 2011. The coverage ratio of allowance for loan losses to nonperforming loans was 49.71% at December 31, 2011 compared to 121.46% at March 31, 2011. The decrease in the coverage ratio was a result of the increase in nonperforming loans at December 31, 2011. At December 31, 2011, the Company identified $31.2 million or 97.26% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan. Specific reserves were $3.3 million, or 10.72% of the nonperforming loans on which a specific analysis was performed. The Company also charged-off a total of $8.2 million of the nonperforming loan balance during the nine months ended December 31, 2011. Because of the results of these specific valuation analyses and charge-offs taken on specific loans, the Company’s allowance for loan losses did not change proportionately to the change in the nonperforming loan balances or the change in classified loans. The Company believes its reserve levels are substantial and, as a result of its specific valuation analysis and charge-off actions, reflect current appraisals that take into account the decline in values in our markets and valuation estimates. Based on its comprehensive analysis, management deemed the allowance for loan losses of $15.9 million at December 31, 2011 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in, or continuing weakness in, local economic conditions, further declines in real estate values, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed in this document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

At December 31, 2011, the Company identified $80.4 million in impaired loans compared to $27.3 million at March 31, 2011. The increase in impaired loans was the result of an increase in troubled debt restructurings (“TDR”), non-accrual and substandard loans at December 31, 2011 as compared to March 31, 2011. The Company evaluated all non-accrual loans and all substandard loans over $500,000 for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. In addition, all TDRs were considered impaired loans. For each loan determined to be impaired, the Company performed a specific valuation. At December 31, 2011, the Company’s specific valuation allowance related to impaired loans was $6.6 million.

At December 31, 2011, the Company had TDRs totaling $13.4 million which included four commercial business loans totaling $710,000 and two commercial real estate loans totaling $2.8 million which are on nonaccrual status. All other TDRs were on accrual status at December 31, 2011. At March 31, 2011, the Company had TDRs totaling $5.9 million which were on accrual status.

The following table sets forth information regarding the Company’s nonperforming assets.

	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$2,998	$2,871
Other real estate mortgage	24,032	4,289
Real estate construction	3,429	4,206
Real estate one-to-four family	1,578	957
Total	32,037	12,323
Accruing loans which are contractually past due 90 days or more	-	-

Total nonperforming loans	32,037	12,323
REO	20,667	27,590
Total nonperforming assets	$52,704	$39,913

Total nonperforming loans to total loans	4.61%	1.79%
Total nonperforming loans to total assets	3.72	1.43

Total nonperforming assets to total assets	6.11	4.65

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2011	(Dollars in thousands)

Commercial business	$957	$601	$1,440	$-	$-	$2,998
Commercial real estate	2,756	4	3,760	-	2,411	8,931
Land	-	533	8,970	-	5,000	14,503
Multi-family	-	598	-	-	-	598
Commercial construction	-	-	-	-	-	-
One-to-four family construction	1,579	1,707	143	-	-	3,429
Real estate one-to-four family	903	433	242	-	-	1,578
Consumer	-	-	-	-	-	-
Total nonperforming loans	6,195	3,876	14,555	-	7,411	32,037
REO	3,815	6,676	6,764	3,412	-	20,667
Total nonperforming assets	$10,010	$10,552	$21,319	$3,412	$7,411	$52,704

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2011	(Dollars in thousands)

Land development	$6,054	$4,216	$30,232	$-	$5,000	$45,502
Speculative construction	1,579	8,191	3,184	71	-	13,025
Total speculative and land construction	$7,633	$12,407	$33,416	$71	$5,000	$58,527

Other loans of concern totaled $44.3 million at December 31, 2011 compared to $24.2 million at March 31, 2011. The increase in other loans of concern was the result of the Company downgrading several loans due to deterioration in the borrower’s financial condition and/or declines in the market value of the underlying collateral. The $44.3 million consists of eighteen commercial business loans totaling $7.3 million, eight commercial real estate loans totaling $14.2 million, eight land acquisition loans totaling $8.0 million, six multi-family real estate loans totaling $8.1 million and three real estate construction loans totaling $6.7 million. Other loans of concern consist of loans which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming category.

At December 31, 2011, loans delinquent 30 - 89 days were 4.07% of total loans compared to 1.13% at March 31, 2011. The increase was primarily concentrated in four separate loans; one CRE loan totaling $7.2 million, two land acquisition loan totaling $3.8 million and one speculative construction loan totaling $5.6 million. At December 31, 2011, the 30 - 89 days delinquency rate in the commercial business portfolio was 2.93%. The 30 – 89 days delinquency rate in the CRE loan portfolio was 2.59%, representing six loans for $9.3 million. At that date, CRE loans represented the largest portion of the loan portfolio at 51.62% of total loans and commercial business loans represented 12.49% of total loans. The 30 - 89 days delinquency rate for the land loan portfolio at December 31, 2011 was 12.30% representing five loans for $5.6 million. The 30 – 89 days delinquency rate for the multi-family loan portfolio at December 31, 2011 was 1.00%. The 30 - 89 days delinquency rate for our home equity line of credit portfolio was 2.08% at December 31, 2011. At December 31, 2011, the 30 - 89 days delinquency rate in the residential construction portfolio was 40.15%, representing three loans for $6.7 million. At December 31, 2011, the 30 - 89 days delinquency rate in the one-to-four family mortgage portfolio was 3.18%.

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

Goodwill Valuation

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company has two reporting units, the Bank and RAMCorp., for purposes of computing goodwill. The Company’s goodwill has been allocated to these two reporting units. The Company performs an annual review in the third quarter of each fiscal year, or more frequently if indications of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the carrying value, goodwill at the reporting unit level is not considered impaired and no additional analysis is necessary.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and additional analysis must be performed to measure the amount of impairment loss, if any. The amount of impairment is determined by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of such assets and could have a material impact on the Company’s Consolidated Financial Statements. The Company initiated its annual goodwill impairment test during the quarter-ended December 31, 2011. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit. The step one analysis indicated that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, we have not completed this step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal year 2012 and the results thereof will be disclosed in the fourth quarter financial statements. No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2011 and 2010

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

Net interest income for the three and nine months ended December 31, 2011 was $8.4 million and $25.7 million, respectively, representing a $420,000 and $823,000 decrease, respectively, from the same three and nine months ended December 31, 2010. Average interest-earning assets to average interest-bearing liabilities increased to 121.42% and 120.43% for the three and nine month periods ended December 31, 2011, respectively, compared to 117.95% and 116.60% in the same prior year periods, respectively. The net interest margin for the three and nine months ended December 31, 2011 was 4.21% and 4.40%, respectively, compared to 4.60% and 4.62%, respectively, for the three and nine months ended December 31, 2010.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately $92.8 million, or 13.4% of its total loan portfolio, was adjustable (floating) at December 31, 2011. At December 31, 2011, approximately $64.4 million, or 69.4% of its adjustable (floating) loan portfolio, contained interest rate floors below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2011, $59.0 million, or 8.5% of the loans in the Company’s total loan portfolio, were at the floor interest rate of which $41.2 million, or 69.7%, had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rates and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, the relationship of short term and long term interest rates and changes in interest rate spreads.

Interest Income. Interest income for the three and nine months ended December 31, 2011, was $9.8 million and $30.2 million, respectively, compared to $10.7 million and $32.8 million, respectively, for the same periods in the prior year. This represents a decrease of $904,000 and $2.6 million for the three and nine months ended December 31, 2011, respectively, compared to the same prior year periods. The decrease in each was a result of adjustable rate loans repricing to lower current market interest rates as well as the reversal of interest income from loans placed on nonaccrual status.

The average balance of net loans increased $2.2 million and decreased $16.0 million to $694.2 million and $693.9 million for the three and nine months ended December 31, 2011, respectively, from $692.0 million and $709.9 million for the same prior year periods, respectively. The $16.0 million decrease in average loan balances was due to the Company’s effort in the previous fiscal year to restructure its balance sheet and reduce its net loans receivable as part of the Company’s capital and liquidity strategies. However, since March 31, 2011, the Company’s average loan balances have increased $8.7 million as the Company’s focus has shifted to increasing specific segments of the loan portfolio. The yield on net loans was 5.53% and 5.69% for the three and nine months ended December 31, 2011, respectively, compared to 6.07% for both the same three and nine month periods in the prior year. During the three and nine months ended December 31, 2011, the Company also reversed $171,000 and $638,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $484,000 and $1.8 million to $1.4 million and $4.6 million for the three and nine months ended December 31, 2011, respectively, compared to $1.9 million and $6.4 million for the three and nine months ended December 31, 2010, respectively. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment and a change in deposit mix. The weighted average interest rate on interest-bearing deposits decreased to 0.67% and 0.74% for the three and nine months ended December 31, 2011, respectively from 1.00% and 1.12% for the same respective periods in the prior year. The average balance of interest-bearing deposits increased $6.4 million and decreased $1.0 million to $626.1 million and $617.7 million for the three and nine months ended December 31, 2011, respectively, compared to $619.7 million and $618.7 million for the three and nine months ended December 31, 2010, respectively. Within interest-bearing deposits, the deposit mix has shifted as higher costing certificates of deposits declined and lower costing transaction accounts increased. The average balance of non-interest-bearing deposits increased $25.2 million and $19.6 million to $116.8 million and $110.0 million for the three and nine months ended December 31, 2011, respectively, compared to $91.6 million and $90.3 million for the three and nine months ended December 31, 2010, respectively.

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

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$609,718	$8,529	5.55%	$603,986	$9,389	6.17%
Non-mortgage loans	84,487	1,140	5.35	88,039	1,204	5.43
Total net loans (1)	694,205	9,669	5.53	692,025	10,593	6.07

Mortgage-backed securities (2)	1,378	12	3.45	2,288	21	3.64
Investment securities (2)(3)	6,964	44	2.51	7,836	49	2.48
Daily interest-bearing assets	3,848	-	0.00	12,358	51	1.64
Other earning assets	84,527	109	0.51	46,319	26	0.22
Total interest-earning assets	790,922	9,834	4.93	760,826	10,740	5.60

Non-interest-earning assets:
Office properties and equipment, net	16,507			15,811
Other non-interest-earning assets	79,557			76,863
Total assets	$886,986			$853,500

Interest-bearing liabilities:
Regular savings accounts	$41,057	31	0.30	$34,794	39	0.44
Interest checking accounts	100,858	71	0.28	87,376	63	0.29
Money market deposit accounts	236,067	250	0.42	214,330	459	0.85
Certificates of deposit	248,144	709	1.13	283,248	1,006	1.41
Total interest-bearing deposits	626,126	1,061	0.67	619,748	1,567	1.00

Other interest-bearing liabilities	25,242	381	5.99	25,266	359	5.64
Total interest-bearing liabilities	651,368	1,442	0.88	645,014	1,926	1.18

Non-interest-bearing liabilities:
Non-interest-bearing deposits	116,773			91,557
Other liabilities	9,544			9,201
Total liabilities	777,685			745,772
Shareholders’ equity	109,301			107,728
Total liabilities and shareholders’ equity	$886,986			$853,500

Net interest income		$8,392			$8,814

Interest rate spread			4.05%			4.42%

Net interest margin			4.21%			4.60%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.42%			117.95%

Tax equivalent adjustment (3)		$5			$7

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

	Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$607,989	$26,257	5.73%	$613,752	$28,542	6.17%
Non-mortgage loans	85,867	3,507	5.42	96,116	3,916	5.41
Total net loans (1)	693,856	29,764	5.69	709,868	32,458	6.07

Mortgage-backed securities (2)	1,587	41	3.43	2,557	70	3.63
Investment securities (2)(3)	8,320	162	2.58	8,841	180	2.70
Daily interest-bearing assets	4,022	-	0.00	8,450	71	1.12
Other earning assets	66,541	273	0.54	32,100	69	0.29
Total interest-earning assets	774,326	30,240	5.18	761,816	32,848	5.72

Non-interest-earning assets:
Office properties and equipment, net	16,274			16,096
Other non-interest-earning assets	81,253			72,456
Total assets	$871,853			$850,368

Interest-bearing liabilities:
Regular savings accounts	$39,126	95	0.32	$33,570	129	0.51
Interest checking accounts	94,032	214	0.30	81,559	195	0.32
Money market deposit accounts	231,626	839	0.48	210,453	1,472	0.93
Certificates of deposit	252,940	2,301	1.21	293,133	3,436	1.56
Total interest-bearing deposits	617,724	3,449	0.74	618,715	5,232	1.12

Other interest-bearing liabilities	25,250	1,121	5.89	34,637	1,119	4.29
Total interest-bearing liabilities	642,974	4,570	0.94	653,352	6,351	1.29

Non-interest-bearing liabilities:
Non-interest-bearing deposits	109,980			90,342
Other liabilities	9,497			8,476
Total liabilities	762,451			752,170
Shareholders’ equity	109,402			98,198
Total liabilities and shareholders’ equity	$871,853			$850,368

Net interest income		$25,670			$26,497

Interest rate spread			4.24%			4.43%

Net interest margin			4.40%			4.62%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.43%			116.60%

Tax equivalent adjustment (3)		$18			$22

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three and nine month periods ended December 31, 2011 compared to the periods three and nine month periods ended December 31, 2010.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011 vs. 2010			2011 vs. 2010

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$89	$(949)	$(860)	$(266)	$(2,019)	$(2,285)
Non-mortgage loans	(47)	(17)	(64)	(416)	7	(409)
Mortgage-backed securities	(8)	(1)	(9)	(25)	(4)	(29)
Investment securities (1)	(6)	1	(5)	(10)	(8)	(18)
Daily interest-bearing	(21)	(30)	(51)	(24)	(47)	(71)
Other earning assets	32	51	83	113	91	204
Total interest income	39	(945)	(906)	(628)	(1,980)	(2,608)

Interest Expense:
Regular savings accounts	6	(14)	(8)	19	(53)	(34)
Interest checking accounts	10	(2)	8	31	(12)	19
Money market deposit accounts	43	(252)	(209)	136	(769)	(633)
Certificates of deposit	(114)	(183)	(297)	(430)	(705)	(1,135)
Other interest-bearing liabilities	-	22	22	(350)	352	2
Total interest expense	(55)	(429)	(484)	(594)	(1,187)	(1,781)
Net interest income	$94	$(516)	$(422)	$(34)	$(793)	$(827)

(1) Interest is presented on a fully tax-equivalent basis based on a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and nine months ended December 31, 2011 was $8.1 million and $11.9 million, respectively, compared to $1.6 million and $4.6 million, respectively for the same periods in the prior year. The increase in the provision for loan losses during the third quarter was primarily a result of updated collateral valuations on five loans. Three of these were land development loans with outstanding balances of $10.4 million at December 31, 2011. Another was a land development loan that was transferred to REO during the third quarter with a REO balance of $1.0 million at December 31, 2011. Total provision for loan losses and charge offs during the third fiscal quarter on these four land development loans was $5.8 million and $4.3 million, respectively. In addition, the provision increased $416,000 due to a commercial business loan that was fully charged off at December 31, 2011. The provision for loan losses also increased due to the general increases in nonperforming loans, classified assets and other loans of concern as well as the continued decline in real estate values. The loan loss provision remains elevated compared to historical levels and reflects the relatively high level of problem loans resulting primarily from the ongoing economic conditions and uncertainty regarding its impact on the Company’s loan portfolio along with the continued slowdown in residential real estate sales that is affecting among others, homebuilders and developers. Declining real estate values in recent years and slower home sales have significantly impacted borrowers’ liquidity and ability to repay loans, which in turn has led to an increase in delinquent and nonperforming construction and land loans, as well as additional loan charge-offs. Nonperforming loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. The Company experienced an increase in the balance of its classified and nonperforming loans during the quarter indicating that borrowers continue to remain under financial pressure as a result of the ongoing economic conditions. The ratio of allowance for loan losses to total net loans was 2.29% at December 31, 2011, compared to 2.58% at December 31, 2010.

Net charge-offs for the three and nine months ended December 31, 2011 were $6.8 million and $10.9 million, respectively, compared to $3.2 million and $8.8 million for the same periods last year. Charge-offs increased significantly in the land development and multi-family portfolios for the three months ended December 31, 2011. These increases were primarily the result of updated valuations during the quarter on the five loans noted above. The charge-offs in the land development portfolio exceeded the previous balance of the allowance for loans losses for this portfolio primarily as a result of several land development loans being identified as impaired during the quarter and the significant decline in valuations on the supporting collateral for these loans. The charge-offs in the multi-family portfolio were primarily the result of a $1.3 million charge-off on a single loan that was previously identified as impaired with a specific allowance of $1.2 million. Charge-offs also increased partially as a result of the change from the OTS to OCC regulatory guidance requiring charge-offs related to impaired loans for which specific valuation allowances had been recorded to be eliminated. Annualized net charge-offs to average net loans for the nine-month period ended December 31, 2011 was 2.08% compared to 1.64% for the same period in the prior year. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Non-Interest Income. Non-interest income decreased $334,000 and $884,000 to $1.5 million and $5.3 million for the three and nine months ended December 31, 2011, respectively, compared to $1.9 million and $6.2 million for the three and nine months ended December 31, 2010, respectively.

The decrease in non-interest income was primarily the result of a reduction in gains on sale of REO properties, which are included in other non-interest income on the Consolidated Statements of Operation which decreased $342,000 and $682,000 for the three and nine months ended December 31, 2011, respectively, compared to the same prior year periods. The decrease in gain on sale of REO was the result of the continued decline in real estate values coupled with the Company’s strategic decision to sell certain properties at reduced gains, and in certain cases at a loss, in order to liquidate REO properties quickly.

The decrease in non-interest income between periods also resulted partially from a reduction of gain on sale of loans held for sale which decreased $67,000 and $266,000 for the three and nine months ended December 31, 2011, respectively, compared to the same prior periods. The decrease was due to fewer loans being sold to FHLMC consistent with the Company’s focus to increase one-to four-family mortgage loans in its loan portfolio.

These decreases were partially offset by increases in asset management fees of $48,000 and $230,000 for the three and nine months ended December 31, 2011, respectively, compared to the same prior year periods. Assets under management increased to $337.7 million at December 31, 2011 compared to $307.5 million at December 31, 2010.

Non-Interest Expense. Non-interest expense increased $1.9 million and $3.3 million to $10.2 million and $26.2 million for the three and nine months ended December 31, 2011, respectively, compared to $8.3 million and $22.9 million for the three and nine months ended December 31, 2010. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. Certain expenses remain, however, out of the Company’s control such as REO expenses and write-downs.

The increase in non-interest expense was partially due to an increase in REO expenses of $1.9 million and $2.8 million for the three and nine months ended December 31, 2011, respectively, compared to the same prior year periods. The increase in REO expenses was the result of an increase in write-downs of existing properties due to further declines in real estate values. The increase was also the result of an increase in data processing expense due to an early contract termination fee of $277,000 related to the Company’s internet banking conversion.

These increases were offset by decreases in FDIC insurance premiums of $113,000 and $392,000 for the three and nine months ended December 31, 2011, respectively, compared to the same prior year periods as a result of a decrease in the FDIC’s assessment rate as well as a change in the assessment base from total deposits to average total assets less tangible equity.

Income Taxes. The provision for income taxes was $8.2 million and $8.6 million for the three and nine months ended December 31, 2011, respectively, compared to $239,000 and $1.7 million for the three and nine months ended December 31, 2010, respectively. The provision for income taxes was a result of an $8.7 million charge to create a valuation allowance against the Company’s deferred tax assets.

As of December 31, 2011, the Company determined that it was appropriate to establish a deferred tax asset valuation allowance of $8.7 million, reducing its deferred tax asset to $594,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2011 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) was carried out as of December 31, 2011 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2011 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended December 31, 2011, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

Except as set for the below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2011.

We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.

In January 2009, Riverview Community Bank (“Bank”), the Company’s wholly-owned banking subsidiary, entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC.

The Agreement is based on the findings of the OCC during their on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, we have aggressively worked to address the findings of the OCC Exam and have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. Under the Agreement, the Bank is required to take the following actions: (a) refrain from paying dividends without prior OCC non-objection; (b) adopt, implement and adhere to a three year capital plan, including objectives, projections and implementation strategies for the Bank’s overall risk profile, dividend policy, capital requirements, primary capital structure sources and alternatives, various balance sheet items, as well as systems to monitor the Bank’s progress in meeting the plans, goals and objectives of the plan; (c) add a credit risk management function and appoint a Chief Lending Officer that is independent from the credit administration function; (d) update the Bank’s credit policy and not grant, extend, renew or alter any loan over $250,000 without meeting certain requirements set forth in the written agreement; (e) adopt, implement and adhere to a program to ensure that risk associated with the Bank’s loans and other assets is properly reflected on the Bank’s books and records; (f) adopt, implement and adhere to a program to reduce the Bank’s criticized assets; (g) maintain a consultant to perform semi-annual asset quality reviews of the Bank’s loan portfolio; (h) adopt, implement and adhere to policies related to asset diversification and reducing concentrations of credit; and (i) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.

The Bank’s Board must ensure that the Bank has the processes, personnel and control systems in place to ensure implementation of and adherence to the requirements of the Agreement.  In connection with this requirement, the Bank’s Board has appointed a compliance committee to submit such reports and monitor and coordinate the Bank’s performance under the Agreement.

In October 2009, Riverview Bancorp, Inc. (the “Company”) entered into a separate MOU agreement with the OTS which is now enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as the successor to the OTS. The MOU requires the Company to: (a) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The MOU and Agreement will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve and OCC, respectively. If either the Company or Bank is found not in compliance with the MOU or Agreement, as the case may be, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the MOU and Agreement, respectively. Compliance will be determined by the Federal Reserve and OCC. Management believes that the Company and the Bank have or will comply in all material respects with the provisions of the MOU and Agreement. Either of these regulators may determine, however, in its sole discretion that the issues raised by the MOU or the Agreement have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the business of the Bank or the Company and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

Declining property values have resulted in increased loan-to-value ratios on a significant portion of our loans, which exposes us to greater risk of loss.

Many of our one- to four-family loans, residential construction and land loans are secured by liens on mortgage properties in which the borrowers have substantially less equity than at the time of loan origination because of the decline in real estate values in our market areas.  These loans with higher current loan-to-value ratios will be more sensitive to declining property values than those with lower loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrower sells the underlying collateral, they may be unable to repay their loans in full from the sale.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If our non-performing assets continue to increase, our earnings will be adversely affected.

At December 31, 2011, our non-performing assets totaled $52.7 million, or 6.11% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned (“REO”). We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses. We also write down the value of properties in our REO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our REO. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses until general economic conditions improve. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                 None.

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

         Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
10.10	Agreement among Riverview Community Bank and the OCC entered into on January 25, 2012.
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements (9)

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
(9)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	January 27, 2012	Date:	January 27, 2012

EXHIBIT INDEX

10.10	Agreement among Riverview Community Bank and the OCC entered into on January 25, 2012
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements