Form 10-K
period 2012-03-31
RIVERVIEW BANCORP INC
filed 2012-06-15
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2012OR
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
Yes [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]  No  [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2011 was $53,932,536 (22,471,890 shares at $2.40 per share).  As of May 31, 2012, there were issued and outstanding 22,471,890 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III).

[This page intentionally left blank]

Special Note Regarding Forward-Looking Statements

As used in this Form 10-K, the terms “we,” “our” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. When we refer to “Bank” in this Form 10-K, we are referring to Riverview Community Bank, a wholly-owned subsidiary of Riverview Bancorp, Inc.

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company" or “Riverview”), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2012, the Company had total assets of $856.0 million, total deposit accounts of $744.5 million and shareholders' equity of $75.6 million. The Company’s executive offices are located in Vancouver Washington. As used throughout this report, the terms “we,” “our,” “us,” “Riverview” or the “Company” refer to Riverview Bancorp, Inc. and the Bank, unless the context otherwise requires.

Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF").  The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The Counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have decreased to 80.0% of the loan portfolio at March 31, 2012 from 83.6% at March 31, 2011, decreasing the risk profile of the total loan portfolio. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. Speculative construction loans, consisting of unsold properties under construction, represented $10.8 million, or 87.5% of the residential construction portfolio at March 31, 2012, compared to $16.5 million a year ago, a decline of 34.7%. Total real estate construction loans at March 31, 2012 declined to $25.8 million or 5.8% from $27.4 million a year ago. Land acquisition and development loans were $38.9 million at March 31, 2012 compared to $55.3 million a year ago, which represents a decline of 29.6%. Most recently, the Company’s primary focus has been on increasing commercial business loans, owner occupied commercial real estate loans and high-quality one-to-four family mortgage loans.  One-to-four family loans increased $30.4 million to $100.6 million at March 31, 2012 from $70.2 million at March 31, 2011.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages growth while maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of these new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund new loan production. At March 31, 2012, checking accounts totaled $223.8 million, or 30.1% of our total deposit mix compared to $179.8 million or 25.1% a year ago. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with seventeen branches, including ten in Clark County, two in the Portland metropolitan area and three lending centers.

Market Area

The Company conducts operations from its home office in Vancouver and seventeen branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Wood Village and Aumsville, Oregon. Additionally, the Company recently announced plans to open a new branch in Gresham, Oregon expected to be open in June 2012. The Company operates a trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), located in downtown Vancouver, Washington.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank.  The Bank’s Business and Professional Banking Division, with one lending office in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities.

Vancouver is located in Clark County, Washington, which is just north of Portland, Oregon. Many businesses are located in the Vancouver area because of the favorable tax structure and lower energy costs in Washington as compared to Oregon. Companies located in the Vancouver area include Sharp Microelectronics, Hewlett Packard, Georgia Pacific, Underwriters Laboratory, Wafer Tech, Nautilus, Barrett Business Services, PeaceHealth and Fisher Investments, as well as several support industries. In addition to this industry base, the Columbia River Gorge Scenic Area is a source of tourism, which has helped to transform the area from its past dependence on the timber industry.

Unemployment in Clark County increased while unemployment in Portland, Oregon decreased during the quarter ended March 31, 2012. According to the Washington State Employment Security Department, unemployment in Clark County increased to 10.9% in February 2012 compared to 9.3% at December 2011 but had decreased compared to 11.8% in September 2011 at 12.5% in June 2011 and 13.2% at March 2011. According to the Oregon Employment Department, unemployment in Portland decreased to 7.8% in March 2012 compared to 8.1% in December 2011, 8.5% in September 2011, 8.5% in June 2011 and 8.6% at March 2011. Home values at March 31, 2012 in the Company’s market area remained lower than home values in 2011, 2010 and 2009, due in large part to an increase in the volume of foreclosures and short sales. However, home values have begun to stabilize after decreasing sharply during the past fiscal years. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have fallen to 5.0 months as of March 2012, compared to 7.1 months in March 2011 and a peak of 7.2 months in April 2011. Inventory levels in Clark County have decreased to 6.4 months as of March 2012, compared to 8.3 months in March 2011 and a peak of 8.8 months in January 2012. Closed home sales in Clark County increased 5.6% in March 2012 compared to March 2011. Closed home sales in Portland increased 4.9% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland Oregon were approximately 16.0% and 22.4%, respectively as of March 31, 2012.  The Company has seen an increase in sales activity for building lots in recent months.  Since the quarter ended December 2011, the Company has sold $5.3 million in building lots, including recent sales through May 2012.

Lending Activities

General.  At March 31, 2012, the Company's net loans receivable totaled $664.9 million, or 77.7% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$87,238	12.74%	$85,511	12.44%	$108,368	14.76%	$127,150	15.87%	$109,585	14.28%
Other real estate mortgage	434,763	63.49	461,955	67.19	459,178	62.52	447,652	55.88	429,422	55.97
Real estate construction	25,791	3.76	27,385	3.98	75,456	10.27	139,476	17.41	148,631	19.37
Total commercial and construction	547,792	79.99	574,851	83.61	643,002	87.55	714,278	89.16	687,638	89.62

Consumer:
Real estate one-to-four family	134,975	19.71	110,437	16.06	88,861	12.10	83,762	10.46	75,922	9.90
Other installment	2,042	0.30	2,289	0.33	2,616	0.35	3,051	0.38	3,665	0.48
Total consumer loans	137,017	20.01	112,726	16.39	91,477	12.45	86,813	10.84	79,587	10.38

Total loans	684,809	100.00%	687,577	100.00%	734,479	100.00%	801,091	100.00%	767,225	100.00%

Less:
Allowance for loan losses	19,921		14,968		21,642		16,974		10,687
Total loans receivable, net	$664,888		$672,609		$712,837		$784,117		$756,538

Loan Portfolio Composition.  The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2012	(In thousands)

Commercial business	$87,238	$-	$-	$87,238
Commercial construction	-	-	13,496	13,496
Office buildings	-	94,541	-	94,541
Warehouse/industrial	-	48,605	-	48,605
Retail/shopping centers/strip malls	-	80,595	-	80,595
Assisted living facilities	-	35,866	-	35,866
Single purpose facilities	-	93,473	-	93,473
Land	-	38,888	-	38,888
Multi-family	-	42,795	-	42,795
One-to-four family construction	-	-	12,295	12,295
Total	$87,238	$434,763	$25,791	$547,792

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2011	(In thousands)

Commercial business	$85,511	$-	$-	$85,511
Commercial construction	-	-	8,608	8,608
Office buildings	-	95,529	-	95,529
Warehouse/industrial	-	49,627	-	49,627
Retail/shopping centers/strip malls	-	85,719	-	85,719
Assisted living facilities	-	35,162	-	35,162
Single purpose facilities	-	98,651	-	98,651
Land	-	55,258	-	55,258
Multi-family	-	42,009	-	42,009
One-to-four family construction	-	-	18,777	18,777
Total	$85,511	$461,955	$27,385	$574,851

Commercial Business Lending. At March 31, 2012, the commercial business loan portfolio totaled $87.2 million or 12.74% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending.  At March 31, 2012, the other real estate lending portfolio totaled $434.8 million, or 63.49% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans”); as well as land and multi-family loans primarily located in its market area. As a result of the contraction in the real estate market, the Company has ceased the origination of new land acquisition and development loans. At March 31, 2012, owner occupied properties accounted for 29% and non-owner occupied properties accounted for 71% of the Company’s commercial real estate portfolio.

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

The Company actively pursues commercial real estate loans; however, new loan originations were lower in fiscal year 2012 reflecting the weak economic conditions resulting in a decrease in loan demand from creditworthy borrowers. At March 31, 2012, the Company had nine commercial real estate loans totaling $14.0 million on non-accrual status compared to four commercial real estate loans totaling $1.4 million at March 31, 2011. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. Strong demand for housing led to loan growth in this category in previous years. However, the downturn in the real estate market since 2008 has slowed lot and home sales within the Company’s target areas affecting certain developers by lengthening the marketing period of their projects and negatively affecting borrower’s liquidity and collateral values. In recent months, however, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots. In the six month period ended March 31, 2012, the Company has sold a total of $5.6 million in land and lot REO properties, which includes seven subdivision properties.  Additionally, the Company sold $2.4 million in REO land development properties and was paid off on a $4.7 million land development loan subsequent to year-end. The Company has focused on reducing these loans during the past two fiscal years and plans to continue to reduce these portfolios. At March 31, 2012, land acquisition and development loans totaled $38.9 million, or 5.68% of total loans compared to $55.3 million, or 8.04% of total loans at March 31, 2011. The largest land acquisition and development loan had an outstanding balance at March 31, 2012 of $4.7 million and was on non-accrual status. With the exception of this one loan totaling $4.7 million, which was paid off in May 2012, all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2012, the Company had nine land acquisition and development loans totaling $13.0 million on non-accrual status compared to four land acquisition and development loans totaling $2.9 million on non-accrual status at March 31, 2011.

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

The composition of the Company’s construction loan portfolio including undisbursed funds was as follows:

	At March 31,
	2012		2011
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$11,460	34.87%	$17,322	40.19%
Commercial/multi-family construction	19,096	58.11	19,684	45.67
Custom/presold construction	202	0.61	2,609	6.05
Construction/permanent	2,106	6.41	3,489	8.09
Total	$32,864	100.00%	$43,104	100.00%

(1) Includes undisbursed funds of $7.1 million and $15.8 million at March 31, 2012 and 2011, respectively.

The Company has remained diligent in managing its construction loan portfolio and has continued to be successful at reducing its overall exposure to residential construction and commercial construction loans. At March 31, 2012, the balance of the Company’s construction loan portfolio, including loan commitments, was $32.9 million compared to $43.1 million at March 31, 2011. The $10.2 million reduction was a result of loan repayments and charge-offs reflecting the Company’s efforts to reduce its exposure to these types of loans. The Company plans to continue its focus on aggressively managing its construction loan portfolio in fiscal year 2013. Additionally, the Company has significantly slowed the origination of new construction loans. In general, the Company is only originating new construction loans to facilitate the sale of existing loans or real estate owned (“REO”) properties; or on a very limited basis to selected borrowers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. Included in speculative construction loans are loans to finance the construction of townhouses and condominiums. At March 31, 2012, loans for the construction of townhouses and condominiums totaled $1.3 million and $6.2 million, respectively. At March 31, 2012, the Company had two borrowers with aggregate outstanding loan balances of more than $1.0 million, which totaled $6.2 million (the largest of which was $5.0 million and was on non-accrual status) and were secured by properties located in the Company’s market area. At March 31, 2012, six speculative construction loans totaling $7.8 million were on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2012			(In thousands)

Land development	$6,044	$3,672	$24,472	$-	$4,700	$38,888
Speculative construction	1,246	6,117	3,006	392	-	10,761
Total land and spec construction	$7,290	$9,789	$27,478	$392	$4,700	$49,649

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2012, the Company had no custom construction loans in its portfolio. At March 31, 2012 the Company had one presold construction loan with an outstanding balance of $87,000 that was performing according to the original repayment terms.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2012, the largest outstanding construction/permanent loan had an outstanding balance of $1.1 million and was performing according to its original repayment terms. At March 31, 2012, the Company had no construction/permanent loans on non-accrual status.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2012, such loans totaled $13.5 million, or 52.3% of total real estate construction loans and 2.0% of total loans. Borrowers may be the business owner/occupier of the building who intend to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2012, the largest commercial construction loan had a balance of $4.5 million and was performing according to its original repayment terms. At March 31, 2012, the Company had no commercial construction loan on non-accrual status.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than the rates and fees generated by its single-family permanent mortgage lending. Construction lending, however, generally involves a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project, as well as the time needed to sell the property at completion. The nature of these loans is such that they are generally more difficult to evaluate and monitor. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Our real estate construction and land acquisition and development loans are based upon estimates of costs and the value of the completed project.”

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

Consumer Lending. Consumer loans totaled $137.0 million at March 31, 2012, comprised of $100.6 million of one-to-four family mortgage loans, $28.9 million of home equity lines of credit, $5.5 million of land loans to consumers for the future construction of one-to-four family homes and other secured and unsecured consumer loans, totaling $2.0 million at March 31, 2012.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index.  At March 31, 2012, the Company had sixteen residential real estate loans totaling $3.9 million on non-accrual status compared to seven loans totaling $975,000 at March 31, 2011. All of these loans were located in Oregon and Washington.

The Company made an effort to increase its one-to-four family loan portfolio with a focus on increasing certain high-quality mortgages. The Company began a mortgage program in April 2010 that offers competitive loan pricing for borrowers that meet our new increased underwriting standards for loan-to-value, credit scores, debt to income ratios and job history. The Company has $46.9 million in mortgage loans that were originated through this program. At March 31, 2012, the weighted average loan-to-value for these loans was 61.65%, the weighted average credit score was 786 and the weighted average debt to income ratio was 28.42%.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2012, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2012 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$37,709	$19,056	$14,365	$13,895	$2,213	$87,238
Other real estate mortgage	61,962	87,966	49,718	228,592	6,525	434,763
Real estate construction	22,176	1,971	-	408	1,236	25,791
Total commercial & construction	121,847	108,993	64,083	242,895	9,974	547,792
Consumer:
Real estate one-to-four family	3,083	6,117	3,616	11,634	110,525	134,975
Other installment	209	444	470	883	36	2,042
Total consumer	3,292	6,561	4,086	12,517	110,561	137,017
Total loans	$125,139	$115,554	$68,169	$255,412	$120,535	$684,809

The following table sets forth the dollar amount of all loans due after one year from March 31, 2012, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$33,347	$16,182	$49,529
Other real estate mortgage	85,770	287,031	372,801
Real estate construction	409	3,206	3,615
Total commercial and construction	119,526	306,419	425,945
Consumer:
Real estate one-to-four family	92,457	39,435	131,892
Other installment	1,243	590	1,833
Total consumer	93,700	40,025	133,725
Total loans	$213,226	$346,444	$559,670

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2012, the Company had outstanding commitments to originate loans of $22.5 million, compared to $8.1 million at March 31, 2011.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs three commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a fee of approximately 0.62% of the loan amount. During the year ended March 31, 2012, brokered loans totaled $34.5 million (including $28.9 million brokered to the Company), compared to $41.5 million of brokered loans in fiscal year 2011. Gross fees of $318,000 (excluding the portion paid to the commissioned brokers) were earned for the year ended March 31, 2012. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”).  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are generally the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2012, total loans serviced for others were $108.8 million, of which $90.7 million were serviced for FHLMC.

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

Nonperforming assets were $62.9 million or 7.35% of total assets at March 31, 2012 compared with $39.9 million or 4.65% of total assets at March 31, 2011. The Company also had net charge-offs totaling $24.4 million during fiscal 2012 compared to $11.7 million during fiscal 2011. Credit quality challenges continue to be centered in residential land acquisition and development loans and speculative construction loans. The continuing weak real estate market in our primary market area resulted in slower sales and excess housing inventory and has continued to be the primary cause of the elevated levels of delinquencies and foreclosures for such loans. While the Company has not engaged in any sub-prime lending programs, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has also contributed to the increased levels of builder and developer delinquencies during recent periods. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and charge-offs in the future.

As noted above, the problem loans identified by the Company have continued to remain concentrated in speculative construction loans and land acquisition and development loans. During the current fiscal year, management continued its focus on managing these portfolios in an attempt to minimize the effects of declining home values and slower home sales. At March 31, 2012, the Company’s residential construction and land acquisition and development loan portfolios were $12.3 million and $38.9 million, respectively as compared to $18.8 million and $55.3 million at March 31, 2011. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios was 63.08% and 33.39%, respectively as compared to 22.40% and 5.26%, respectively, a year ago. For the year ended March 31, 2012, the charge-off ratio for the residential construction and land development portfolios was 13.51% and 22.92%, respectively.

Nonperforming loans were $44.2 million or 6.45% of total loans at March 31, 2012 compared with $12.3 million or 1.79% of total loans at March 31, 2011. Nonperforming loans increased due primarily to continued strains on borrowers as a result of the continued weak economic conditions in the Company’s primary market area. At March 31, 2012, nonperforming loans consisted of 59 loans to 48 borrowers ranging in size from $10,000 to $6.8 million. As noted above, land acquisition and development loans and speculative construction loans continue to represent the largest portion of our nonperforming loans, totaling $20.7 million, or 46.97%, of the total nonperforming loan balance at March 31, 2012. However, commercial real estate loans also increased to $14.0 million due primarily to a $6.8 million loan placed on non-accrual status in the fourth quarter. The remaining balance includes 16 commercial loans to 15 borrowers totaling $3.9 million, three multi-family loans to three borrowers totaling $1.6 million and 16 residential real estate loans to 14 borrowers totaling $3.9 million. All of these loans are to borrowers located in Oregon and Washington with the exception of one land acquisition and development loan totaling $4.7 million, which was sold in May 2012, to an Oregon borrower who has property located in Southern California and one commercial real estate loan totaling $2.3 million to a California borrower who has property in Southern California. At March 31, 2012, 41 of the Company’s nonperforming loans, totaling $42.4 million or 96.07% of total nonperforming loans, were measured for impairment. These loans have been charged down to their estimated fair market value less selling costs.  The reserve associated with these impaired loans totaled $915,000 at March 31, 2012.

At March 31, 2012, the largest single nonperforming loan was a commercial real estate loan totaling $6.8 million. Net charge-offs for this property totaled $411,000 for fiscal year 2012. This loan was measured for impairment and had a specific reserve of $271,000 that is included in the allowance for loan losses.  The Company believes that it is adequately reserved for this loan.

The balance of nonperforming assets included $18.7 million in REO at March 31, 2012. The REO was comprised of single-family homes totaling $1.1 million, residential building lots totaling $4.9 million, commercial real estate property totaling $7.1 million and land development property totaling $5.6 million.  All of the REO properties are located in Oregon and Washington. As a result of the declining real estate values, the Company had $4.2 million in write-downs on existing REO properties during fiscal year 2012. Total REO sales were $11.7 million during fiscal year 2012. Maintenance and operating expenses for these properties totaled $859,000 during fiscal year 2012. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Continued declines in market values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company’s nonperforming assets.

	At March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$3,930	$2,871	$6,430	$6,018	$1,164
Other real estate mortgage	28,562	4,289	15,079	7,316	3,892
Real estate construction	7,756	4,206	11,826	12,720	2,124
Consumer	3,915	957	2,676	1,329	382
Total	44,163	12,323	36,011	27,383	7,562
Accruing loans which are contractually past due 90 days or more	-	-	-	187	115
Total nonperforming loans	44,163	12,323	36,011	27,570	7,677
REO	18,731	27,590	13,325	14,171	494
Total nonperforming assets	$62,894	$39,913	$49,336	$41,741	$8,171

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2012	(In thousands)

Commercial business	$194	$746	$2,990	$-	$-	$3,930
Commercial real estate	1,867	-	9,735	-	2,348	13,950
Multi Family	627	1,000	-	-	-	1,627
Land	-	1,902	6,383	-	4,700	12,985
Commercial construction	-	-	-	-	-	-
One-to-four family construction	1,246	6,117	393	-	-	7,756
Real estate one-to-four family	678	189	3,048	-	-	3,915
Total nonperforming loans	4,612	9,954	22,549	-	7,048	44,163
REO	2,477	5,863	6,825	3,566	-	18,731
Total nonperforming assets	$7,089	$15,817	$29,374	$3,566	$7,048	$62,894

In addition to the nonperforming assets set forth in the table above, at March 31, 2012 and 2011, the Company had other loans of concern totaling $41.9 million and $24.2 million, respectively. Other loans of concern at March 31, 2012 consisted of 61 loans to 43 borrowers. Included in other loans of concern at March 31, 2012 are 32 commercial loans totaling $9.5 million (the largest of which was $1.9 million), 16 commercial real estate loans totaling $21.2 million (the largest of which was $4.3 million), five multifamily loans totaling $6.6 million and eight land acquisition and development loans totaling $4.6 million. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At March 31, 2012, loans delinquent 30 to 89 days were 1.29% of total loans compared to 1.13% at March 31, 2011. At March 31, 2012, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 0.61%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 1.62%. CRE loans represent the largest portion of our loan portfolio at 51.56% of total loans and the commercial business loans represent 12.74% of total loans.

Trouble debt restructurings (“TDR”) are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2012 the Company had TDRs totaling $16.1 million of which $13.6 million were on accrual status. However, all of the Company’s TDRs are paying as agreed and none of the Company’s TDRs have defaulted since they were modified. The related amount of interest income recognized on these TDRs was $758,000 for the year ended March 31, 2012.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a non-performing charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally the new loans are restructured based on customary underwriting standards. In situations where they were not, the policy exception qualifies as a concession, and the borrower is experiencing financial difficulties, the loans are accounted for as TDRs.

The Company’s general policy related to TDRs is to perform a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower’s sustained historical repayment performance for a reasonable period of time. A sustained period of repayment performance generally would be a minimum of six months, and may include repayments made prior to the restructuring date. If repayment of principal and interest appears doubtful, it is placed on non-accrual status.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

Asset Classification. The OCC has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:  substandard, doubtful and loss (collectively “classified loans”). Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

When the Company classifies problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.

When a problem asset is classified by us as a loss, we are required to charge off the asset in the period in which it is deemed uncollectible.

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2012	2011
	(In thousands)
Classified loans	$86,029	$36,389

General loss allowances	18,319	12,923
Specific loss allowances	1,602	2,045
Net charge-offs	24,397	11,749

All of the loans on non-accrual status as of March 31, 2012 were categorized as classified loans. Classified loans at March 31, 2012 were made up of six real estate construction loans totaling $7.8 million (the largest of which was $5.0 million), 48 commercial business loans totaling $13.5 million (the largest of these loans totaling $1.9 million), 17 land acquisition and development loans totaling $17.6 million (the largest of which was $4.7 million), 16 one-to-four family real estate loans totaling $3.9 million, eight multi-family loans totaling $8.2 million (the largest of which was $3.1 million) and 25 commercial real estate loans totaling $35.0 million (the largest of which was $6.8 million).

Allowance for Loan Losses. The Company maintains an allowance for loan losses to provide for probable losses inherent in the loan portfolio. The adequacy of the allowance is evaluated monthly to maintain the allowance at levels sufficient to provide for inherent losses existing at the balance sheet date. The key components to the evaluation are the Company’s internal loan review function by its credit administration, which reviews and monitors the risk and quality of the loan portfolio; as well as the Company’s external loan reviews and its loan classification systems. Credit officers are expected to monitor their portfolios and make recommendations to change loan grades whenever changes are warranted. Credit administration approves any changes to loan grades and monitors loan grades. For additional discussion of the Company’s methodology for assessing the appropriate level of the allowance for loan losses see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2012, the Company had an allowance for loan losses of $19.9 million, or 2.91% of total loans. The increase in the balance of the allowance for loan losses at March 31, 2012 reflects the increased levels of delinquent and classified loans, increased charge-offs as well as declines in real estate values. Nonperforming loans increased $31.8 million and 30-89 day delinquent loans increased $1.1 million during the year ended March 31, 2012. Classified assets were $86.0 million at March 31, 2012 compared to $36.4 million at March 31, 2011. The increase in nonperforming and classified loans can be attributable to the current economic conditions affecting these borrowers’ repayment ability.

The coverage ratio of allowance for loan losses to nonperforming loans was 45.11% at March 31, 2012 compared to 121.46% at March 31, 2011. This coverage ratio decreased from March 31, 2011 primarily as a result of the increase in nonperforming loans. At March 31, 2012, 40 of the Company’s nonperforming loans, totaling $42.4 million or 96.07% of total nonperforming loans, were measured for impairment, with all of these loans being considered collateral dependent. The additional reserves associated with these impaired loans totaled $915,000 at March 31, 2012. As a result of adopting OCC regulatory guidance in connection with the change in our primary bank regulator from the OTS to the OCC, specific valuation allowance which had been recorded for impaired loans were charged-off. As a result of the charge-offs on these impaired loans the Company’s total allowance for loan losses did not increase proportionately to the increase in nonperforming and classified loans. However, the Company’s general valuation allowance to non-impaired loans increased from 1.96% at March 31, 2011 to 2.96% at March 31, 2012 reflecting the increase in nonperforming and classified loan balances.

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

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$14,968	$21,642	$16,974	$10,687	$8,653
Provision for loan losses	29,350	5,075	15,900	16,150	2,900
Recoveries:
Commercial and construction
Commercial business	29	7	5	25	10
Other real estate mortgage	103	31	1	-	12
Real estate construction	3	7	76	-	-
Total commercial and construction	135	45	82	25	22
Consumer
Real estate one-to-four family	12	11	7	-	-
Other installment	3	2	-	2	17
Total consumer	15	13	7	2	17

Total recoveries	150	58	89	27	39

Charge-offs:
Commercial and construction
Commercial business	2,801	2,371	2,466	1,311	794
Other real estate mortgage	16,895	4,404	3,836	5,913	42
Real estate construction	2,101	4,329	3,737	2,073	-
Total commercial and construction	21,797	11,104	10,039	9,297	836
Consumer
Real estate one-to-four family	2,694	682	1,232	361	48
Other installment	56	21	50	232	21
Total consumer	2,750	703	1,282	593	69

Total charge-offs	24,547	11,807	11,321	9,890	905

Net charge-offs (recoveries)	24,397	11,749	11,232	9,863	866

Balance at end of year	$19,921	$14,968	$21,642	$16,974	$10,687

Ratio of allowance to total loans outstanding at end of year	2.91%	2.18%	2.95%	2.12%	1.39%
Ratio of net charge-offs to average net loans outstanding during year	3.51	1.67	1.48	1.24	0.12
Ratio of allowance to total nonperforming loans	45.11	121.46	60.10	61.57	139.21

The Company’s allowance consists of specific, general and unallocated components. The Company’s specific allowance decreased from prior year due to an increase in charge-offs on impaired loans during the year. The general component increased from prior year due to an increase in the Company’s calculated historical loss rates as a result of the increase in charge-offs during the year. The unallocated component has remained elevated compared to historical levels as a result of the continued economic uncertainly.

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$2,688	12.74%	$1,822	12.44%	$3,181	14.76%	$2,668	15.87%	$1,339	14.28%
Other real estate mortgage	11,626	63.49	8,919	67.19	10,028	62.52	6,475	55.88	5,415	55.97
Real estate construction	412	3.76	820	3.98	5,137	10.27	4,592	17.41	2,092	19.37
Consumer:
Real estate one-to-four family	3,220	19.71	1,294	16.06	1,522	12.10	1,148	10.46	669	9.90
Other installment	54	0.30	45	0.33	52	0.35	61	0.38	64	0.48
Unallocated	1,921		2,068	-	1,722	-	2,030	-	1,108	-
Total allowance for loan loss	$19,921	100.00%	$14,968	100.00%	$21,642	100.00%	$16,974	100.00%	$10,687	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2012, no investment securities were held for trading.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2012, the Company’s investment portfolio totaled $8.0 million, primarily consisting of $5.0 million in U.S. agency securities available-for-sale, $974,000 in mortgage-backed securities available-for-sale, and $1.2 million in trust preferred securities available-for-sale. This compares with a total investment portfolio of $8.8 million at March 31, 2011, primarily consisting of $4.9 million in U.S. agency securities available-for-sale, $1.8 million in mortgage-backed securities available-for-sale, and $916,000 in a trust preferred securities available-for-sale. At March 31, 2012, the Company owned no privately issued mortgage-backed securities. The real estate mortgage investment conduits (“REMICS”) consists of FHLMC and Fannie Mae (“FNMA”) securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2012		2011		2010
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
REMICs	$-	-%	$-	-%	$53	0.51%
FHLMC mortgage-backed securities	69	0.87	78	0.89	86	0.83
FNMA mortgage-backed securities	102	1.28	112	1.27	120	1.15
Municipal securities	493	6.20	506	5.76	517	4.97
	664	8.35	696	7.92	776	7.46
Available for sale (at fair value):
Agency securities	4,999	62.87	4,864	55.32	5,017	48.21
REMICs	329	4.14	433	4.92	556	5.34
FHLMC mortgage-backed securities	636	8.00	1,304	14.83	2,219	21.33
FNMA mortgage-backed securities	9	0.11	40	0.45	53	0.51
Municipal securities	149	1.87	540	6.14	743	7.14
Trust preferred securities	1,166	14.66	916	10.42	1,042	10.01
	7,288	91.65	8,097	92.08	9,630	92.54
Total investment securities	$7,952	100.00%	$8,793	100.00%	$10,406	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2012.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal securities	$-	-%	$-	-%	$493	4.97%	$149	4.38%

Agency securities	-	-	4,999	1.50	-	-	-	-

REMICs	-	-	98	5.00	-	-	231	1.38
FHLMC mortgage- backed securities	-	-	636	4.00	-	-	69	2.99
FNMA mortgage- backed securities	-	-	12	6.31	-	-	99	2.52
Trust preferred securities	-	-	-	-	-	-	1,166	2.27
Total	$-	-%	$5,745	1.85%	$493	4.97%	$1,714	2.38%

(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale were $6.3 million at March 31, 2012, compared to $6.3 million at March 31, 2011. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. The investment security that the Company recognized a non-cash impairment charge on during the year ended March 31, 2010 is a collateralized debt obligation (“CDO”) secured by trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the years ended March 31, 2012 or 2011. Management believes that it is probable that principal payments will exceed the Company’s recorded investment in this security, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2012, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition, historical repayment information, as well as our future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2012 to be $1.2 million.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the

Company believes that some of the assumptions used by the independent parties were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2012 is reasonable.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2012 and 2011,” “Fair Value of Level 3 Assets,” and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Historically, the Company has focused on retail deposits. Expansion in commercial lending has led to growth in business deposits including demand deposit accounts. Business checking accounts increased $34.2 million or 39.3% to $121.2 million at March 31, 2012 from $87.0 million at March 31, 2011. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$110,959	0.00%	$91,167	0.00%	$87,508	0.00%
Interest checking	96,764	0.29	81,279	0.29	79,444	0.42
Regular savings accounts	40,345	0.31	34,124	0.47	29,526	0.55
Money market accounts	234,325	0.45	214,490	0.86	192,064	1.23
Certificates of deposit	248,696	1.17	287,109	1.51	277,639	2.44
Total	$731,089	0.60%	$708,169	0.93%	$666,181	1.45%

Deposit accounts totaled $744.5 million at March 31, 2012 compared to $716.5 million at March 31, 2011. The Company has seen a shift in deposit mix from higher costing certificates of deposits to lower costing transaction accounts and non-interest bearing accounts. Money market accounts increased $8.6 million at March 31, 2012 compared to March 31, 2011. Savings accounts increased $8.5 million at March 31, 2012 compared to March 31, 2011. For additional information regarding our deposit accounts, see Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

The Company did not have any wholesale-brokered deposits at March 31, 2012 and 2011. The Company continues to put forth a concerted effort to increase its core deposits and to focus deposit growth around customer relationships as opposed to obtaining deposits through the wholesale markets. However, the Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances increased $39.3 million since March 31, 2011. Overall, growth in deposits was reduced by a decrease in the average account balances of many of our real estate related customers reflecting the slowdown of home sales and the weak economic environment. Additionally, the Company had $37.2 million, or 5.0% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit. The Company is currently under the direction of a Supervisory Letter Directive regarding the Bank’s ability to increase and hold brokered deposits, including the Bank’s reciprocal CDARS and ICS programs, to no more than 20% of total deposits.

At March 31, 2012 and 2011, deposits from RAMCorp. totaled $16.7 million and $22.8 million, respectively. These deposits were included in interest bearing and non-interest bearing accounts and represent assets under management by RAMCorp. At March 31, 2012, the Company also had $8.9 million in deposits from public entities located in the State of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service.  Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At March 31, 2012 and 2011, the Company had $21.9 million and $31.6 million, respectively, in deposits through this listing service. The Company plans to continue to reduce its balance of internet based deposits during fiscal year 2013.  Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2012.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$39,267	0.71%
Over three through six months	25,999	0.88
Over six through 12 months	41,527	0.80
Over 12 Months	35,161	1.68
Total	$141,954	1.01%

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

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2012, the Bank had no outstanding advances from the FHLB-Seattle under an available credit facility of $255.2 million, which is limited to available collateral.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $106.5 million, subject to pledged collateral, as of March 31, 2012.  At March 31, 2012, the Bank had no outstanding borrowings from the FRB.

The following tables set forth certain information concerning the Company's FHLB advances and FRB borrowings at the dates and for the periods indicated.

	At March 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB advances outstanding	$-	$-	$23,000
Weighted average rate on FHLB advances	-%	-%	0.64%
FRB borrowings outstanding	$-	$-	$10,000
Weighted average rate on FRB advances	-%	-%	0.50%

	Year Ended March 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$-	$28,000	$23,000
Average FHLB advances outstanding	3	6,877	7,116
Weighted average rate on FHLB advances	0.25%	0.73%	1.07%

Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$145,000
Average FRB borrowings outstanding	11	192	85,978
Weighted average rate on FRB borrowings	0.75%	0.50%	0.28%

At March 31, 2012, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in trust agreements. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date.  The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures and distributions on the corresponding trust preferred securities are also being deferred. The Company continued with the interest deferral through March 31, 2012. As of March 31, 2012, the Company had deferred a total of $2.6 million of interest payments. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2012 and 2011 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 12 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2012, the Company had 224 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2012, the Bank’s investments of $1.1 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $2.9 million in RAMCorp., an 85% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $19,000 for the fiscal year ended March 31, 2012 and total assets of $1.1 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $522,000 for the fiscal year ended March 31, 2012 and total assets of $3.6 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2012, total assets under management totaled $359.6 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	72	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	59	President and Chief Operating Officer
David A. Dahlstrom	61	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	34	Executive Vice President and Chief Financial Officer
John A. Karas	63	Executive Vice President
James D. Baldovin	53	Executive Vice President Retail Banking
Kim J. Capeloto	50	Executive Vice President Marketing and Operations
(1) At March 31, 2012

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

David A. Dahlstrom is Executive Vice President and Chief Credit Officer and is responsible for credit administration related to its commercial, mortgage and consumer loan activities.  Prior to joining Riverview in May 2002, Mr. Dahlstrom spent 14 years with First Interstate Bank and progressed through a number of management positions, including serving as Senior Vice President of the Business Banking Group in Portland.  In 1999, Mr. Dahlstrom joined a regional bank as Executive Vice President/Community Banking, responsible for all branch operations and small business banking.

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

Kim J. Capeloto is Executive Vice President of Marketing and Operations. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 25 years of banking expertise serving as regional manager for Union Bank of California directing small business and personal banking activities. Mr. Capeloto also served as district manager for Wells Fargo Bank. Prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations.

REGULATION

The following is a brief description of certain laws and regulations, which are applicable to the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Company’s and Bank’s operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Federal Reserve Board”) or the SEC, as appropriate.  Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition.  We cannot predict whether any such changes may occur.

General

As a federally chartered savings institution, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve Board as its primary federal regulator. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC, the Federal Reserve and under certain circumstances, the FDIC, to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

On July 8, 2011, the Company announced that the Boards of the Company and the Bank adopted a Plan of Reorganization and Charter Conversion to convert the Bank from a federally chartered stock savings bank to a Washington commercial bank and to reorganize the Company as a bank holding company. In April 2012, the Company notified both the OCC and the FRB that it was withdrawing its application to convert to a commercial bank and bank holding company.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over all savings institutions, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), at the time the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the OCC on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC. The Agreement will remain in effect and enforceable until modified, waived or terminated in writing by the OCC.

Entry into the Agreement does not change the Bank’s “well capitalized” status as of the date of this Form 10-K. The Agreement is based on the findings of the OCC during its on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, the Bank’s Board of Directors (“Board”) and its management have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with the requirements contained in the Agreement.

Under the Agreement, the Bank is required to take the following actions: (a) refrain from paying dividends without prior OCC non-objection; (b) adopt, implement and adhere to a three year capital plan, including objectives, projections and implementation strategies for the Bank’s overall risk profile, dividend policy, capital requirements, primary capital structure sources and alternatives, various balance sheet items, as well as systems to monitor the Bank’s progress in meeting the plans, goals and objectives of the plan; (c) add a credit risk management function and appoint a Chief Lending Officer that is independent from the credit risk management function; (d) update the Bank’s credit policy and not grant, extend, renew or alter any loan over $250,000 without meeting certain requirements set forth in the Agreement; (e) adopt, implement and adhere to a program to ensure that risk associated with the Bank’s loans and other assets is properly reflected on the Bank’s books and records; (f) adopt, implement and adhere to a program to reduce the Bank’s criticized assets; (g) retain a consultant to perform semi-annual asset quality reviews of the Bank’s loan portfolio; (h) adopt, implement and adhere to policies related to asset diversification and reducing concentrations of credit; and (i) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.

The Bank’s Board must ensure that the Bank has the processes, personnel and control systems in place to ensure implementation of, and adherence to, the requirements of the Agreement.  In connection with this requirement, the Bank’s Board has appointed a compliance committee to submit reports to the OCC and to monitor and coordinate the Bank’s performance under the Agreement.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2012, the Bank’s Tier 1 capital (leverage) ratio was 8.76% and its total risk-based capital ratio was 12.11%. Subsequent to March 31, 2012, the Company invested an additional $2.7 million into the Bank, increasing the Bank’s leverage ratio above the 9.00% minimum. The Bank has also entered into an agreement to sell $32 million of one-to-four family mortgage loans for a gain of $202,000. If completed, the sale could further increase the Bank’s leverage ratio an estimated 30 basis points.

All savings institutions are required to pay assessments to the OCC to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OCC assessment for the fiscal year ended March 31, 2012 was $305,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2012, the Bank's lending limit under this restriction was $13.7 million and, at that date, the Bank’s largest lending relationship with one borrower was $13.1 million, which consisted of one commercial business loan with a commitment of $750,000 and three commercial real estate loans with a total commitment of $12.3 million. Each of these loans were performing according to their original payment terms at March 31, 2012.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See Business – “Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, the Bank is required to purchase and maintain stock in the FHLB.  At March 31, 2012, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. The FHLB has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator as of December 31, 2008, and stated that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has stopped paying a dividend since the fourth quarter of 2008. The Bank is continually monitoring this issue. The FHLB has communicated to its members, including us, that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private label mortgage backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. The consent order required, among other matters, the FHLB meet and maintains certain minimum financial requirements. The FHLB has communicated that with the exception of a retained earnings requirement, it is in compliance with the minimum financial requirements and has continued taking the specified actions and is working toward meeting the agreed-upon milestones and timelines for completing capital management, asset composition, and other operational and risk management improvements as indicated in the consent order. As a result, the Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the

FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended March 31, 2012 were $1.1 million. Those premiums have increased compared to historical levels due to recent strains on the FDIC deposit insurance fund due to the cost of bank failures and increase in the number of troubled banks.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2011 through March 31, 2012, the initial base assessment rates prior to adjustments range from 5 to 9 basis points for Risk Category I, and are 14 basis points for Risk Category II, 23 basis points for Risk Category III, and 35 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The Bank prepaid $5.4 million in FDIC assessments during December 2009, which will be expensed until the prepaid amount has been fully utilized. The balance of the prepaid assessment was $2.1 million at March 31, 2012.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio (the “DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s. For the quarterly period ended March 31, 2012, the Financing Corporation assessment equaled 0.66 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ended March 31, 2012 averaged 3.5 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the Federal Home Loan Bank Board solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date. We cannot predict what impact such new regulations may have.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2012, the Bank’s capital ratios met the "well capitalized" standards.

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

Any institution that fails to meet the QTL test must either become a national bank or be prohibited from making new investments or engaging in activities not allowed for both a national bank and a savings association, from establishing a new branch unless such branch is allowable for a national bank, and from paying dividends unless allowable for a national bank; unless within one year it meets the test, and thereafter remains a qualified thrift lender. Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest of any investments and cease any activities not permissible for both a national bank and a savings association. The Company does not believe that any of its investments or operating activities would be prohibited under such circumstances. As of March 31, 2012, the Bank did not meet the QTL test.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital.  These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed above, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements for financial institutions. As previously discussed, in January 2012, the Bank agreed to the OCC establishing minimum capital ratios for the Bank in excess of the minimum capital standards required under OCC’s Prompt Corrective Actions.  Specifically, the Bank must achieve and maintain tier 1 (core) leverage ratio of 9% and total risk-based capital ratio of 12%.  For additional information, see Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC, such as the Bank, may have its dividend authority restricted by the OCC. In accordance with the provisions of the Agreement, the Bank may not pay dividends to the Company without prior approval of the OCC.

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the OCC prior to such distribution unless they are a subsidiary of a holding company or would not remain well capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution.  The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.  See "- Capital Requirements."

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must file a notice or application with the FDIC and the OCC at least 30 days in advance and receive regulatory approval or non-objection.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OCC may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC.  Based upon that determination, the FDIC or the OCC has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund.  If so, it may require that no FDIC insured institution engage in that activity directly.

Transactions with Affiliates. The Bank’s authority to engage in transactions with “affiliates” is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank received a satisfactory rating during its most recent examination.

Enforcement.  The OCC has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can range from $25,000 to $1.1 million per day.  The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At March 31, 2012, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

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

Savings and Loan Holding Company Regulations

General.  The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve.  Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

In October 2009, the Company also entered into a separate MOU agreement with the OTS which is now enforced by the Federal Reserve the successor to the OTS. This MOU requires the Company to: (a) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The Company believes it is currently in compliance with all of the requirements of the MOU through its normal business operations.  These requirements will remain in effect until modified or terminated by the Federal Reserve.

Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by Federal Reserve regulation. Federal Reserve has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community and competitive factors.

The Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term “company” includes corporations, partnerships, associations, and certain trusts and other entities.  “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities, as Riverview Bancorp, Inc. has.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve Board would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of Riverview Bancorp, Inc.; and

•	before any other company could acquire 25% or more of the common stock of Riverview Bancorp, Inc., and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations and requirements for prior regulatory approval by the Federal Reserve in the case of control of a savings and loan holding company or by the OCC in the case of control of a savings association not obtained through control of a holding company of such savings association.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law.  In addition to those changes discussed above, the Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provision that, among other things has or will:

(i)
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Banks, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

(ii)
Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. Savings and loan holding companies, like the Company, will be subject to the same capital requirements as bank holding companies in 2015.

(iii)	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

(iv)
Made permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest-bearing demand transaction accounts at all insured depository institutions.

(v)
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

(vi)
Required all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

In January 2009, Riverview Community Bank, the Company’s wholly-owned banking subsidiary, entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), at the time the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC.

The Agreement is based on the findings of the OCC during their on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, we have aggressively worked to address the findings of the OCC Exam and have already successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. Under the Agreement, the Bank is required to take the following actions: (a) refrain from paying dividends without prior OCC non-objection; (b) adopt, implement and adhere to a three year capital plan, including objectives, projections and implementation strategies for the Bank’s overall risk profile, dividend policy, capital requirements, primary capital structure sources and alternatives, various balance sheet items, as well as systems to monitor the Bank’s progress in meeting the plans, goals and objectives of the plan; (c) add a credit risk management function and appoint a Chief Lending Officer that is independent from the credit risk management function; (d) update the Bank’s credit policy and not grant, extend, renew or alter any loan over $250,000 without meeting certain requirements set forth in the Agreement; (e) adopt, implement and adhere to a program to ensure that risk associated with the Bank’s loans and other assets is properly reflected on the Bank’s books and records; (f) adopt, implement and adhere to a program to reduce the Bank’s criticized assets; (g) maintain a consultant to perform semi-annual asset quality reviews of the Bank’s loan portfolio; (h) adopt, implement and adhere to policies related to asset diversification and reducing concentrations of credit; and (i) submit quarterly progress reports to the OCC regarding various aspects of the foregoing actions.

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

The MOU and Agreement will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve and OCC, respectively. If either the Company or Bank is found not in compliance with the MOU or Agreement, as the case may be, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the MOU and Agreement and compliance will be determined by the Federal Reserve and OCC, respectively. Management believes that the Company and the Bank have or will comply in all material respects with the provisions of the MOU and Agreement. Either of these regulators may determine, however, in its sole discretion that the issues raised by the MOU or the Agreement have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the business of the Bank or the Company and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2012, the Bank’s Tier 1 capital (leverage) ratio was 8.76% and its total risk-based capital ratio was 12.11%. Subsequent to March 31, 2012, the Company invested an additional $2.7 million into the Bank, increasing the Bank’s leverage ratio above the 9.00% minimum. The Bank has also entered into an agreement to sell $32 million of one-to-four family mortgage loans for a gain of $202,000. If completed, the sale could further increase the Bank’s leverage ratio an estimated 30 basis points.

The current weak economy in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A continuing decline in the economies of the seven counties, in which we operate, including the Portland, Oregon metropolitan area, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington and Oregon have experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

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

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2012, construction loans totaled $25.8 million, or 3.8% of our total loan portfolio, of which $12.3 million were for residential real estate projects. Land loans, which are loans made with land as security, totaled $38.9 million, or 5.7%, of our total loan portfolio at March 31, 2012. Land loans include raw land and land acquisition and development loans.  In our primary market area, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2012, $49.6 million of our construction and land loans were for speculative construction loans, of which, $20.7 million, or 41.8%, were nonperforming at March 31, 2012.

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

At March 31, 2012, we had $395.9 million of commercial and multi-family real estate mortgage loans, representing 57.8% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $335.2 million balance in commercial real estate loans at March 31, 2012 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Deterioration in the housing real estate market has resulted in and may continue to result in increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

Economic deterioration throughout 2008 and weakness in the economy since then has been accompanied by continued stress in the housing markets, including declines in home prices. While there were continued indications throughout the past year that the U.S. economy is stabilizing and may be improving, if housing market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our primary market area.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale.  Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we could experience higher rates of delinquencies, defaults and losses.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2012, we had $87.2 million or 12.7% of total loans in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended March 31, 2012 and 2011 we recorded a provision for loan losses of $29.4 million and $5.1 million, respectively. We also recorded net loan charge-offs of $24.4 million and $11.7 million for the fiscal years ended March 31, 2012 and 2011, respectively. During these last two fiscal years, we experienced increasing loan delinquencies and credit losses. With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 47.0% of our nonperforming loan balance at March 31, 2012.  At March 31, 2012 our total nonperforming assets had increased to $62.9 million compared to $39.9 million at March 31, 2011.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses, until general economic conditions improve. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.91% of gross loans held for investment and 45.1% of nonperforming loans at March 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our nonperforming assets increase, our earnings will be adversely affected.

At March 31, 2012 and 2011, our nonperforming assets (which consist of non-accruing loans and real estate owned (“REO”)) were $62.9 million and $39.9 million, respectively, or 7.35% and 4.65% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any nonperforming investment securities; and do not record interest income for REO;
•	we must provide for probable loan losses through a current period charge to the provision for loan losses;
•
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment on nonperforming investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
•	the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage backed securities portfolio and other interest-earning assets.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At March 31, 2012, we had $167.7 million in certificates of deposit that mature within one year and $116.9 million in non-interest bearing demand deposits.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and, as needed, advances from the FHLB of Seattle (“FHLB”), borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington or Oregon markets where our loans are concentrated or adverse regulatory action against us.  In addition, the OCC has limited our ability to use brokered deposits as a source of liquidity by restricting them to not more than 20% of our total deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Company may not incur additional debt without the prior written non-objective of the Federal Reserve.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. See also “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements under the Bank’s agreement. Nonetheless, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Should we elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Federal Reserve or the OCC, we may be subject to additional adverse regulatory action.  See “--We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter-ended December 31, 2011, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has had a significant impact on the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities are grandfathered. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company.  For example, effective July 21, 2011 a federal prohibition on the payment of interest on demand deposits was eliminated, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

As we continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum, we expect to experience an increase in our operating and compliance costs, which is expected to continue and further impact our non-interest expense.  Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

At March 31, 2012, we owned $7.4 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In August 2009, under the FHFA's prompt corrective action regulations, the FHLB received a capital classification of "undercapitalized" and has subsequently remained so classified, due to, among other things, risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of its private-label mortgage-backed securities and the amount of accumulated unrealized losses stemming from that deterioration, and the amount of its retained earnings. On October 25, 2010, the FHLB entered into a consent order with the FHFA.  The consent order required, among other matters, the FHLB meet and maintains certain minimum financial requirements. The FHLB has communicated that with the exception of a retained earnings requirement, it is in compliance with the minimum financial requirements and has continued taking the specified actions and is working toward meeting the agreed-upon milestones and timelines for completing capital management, asset composition, and other operational and risk management improvements as indicated in the consent order. As a result, we have not recorded an impairment on our investment in FHLB stock. Further deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We have experienced attempted attacks on our information systems; however our monitoring systems detected these attacks and the attempted attack was ultimately not successful.

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

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended December 31, 2008 and we do not know if we will resume the payment of dividends in the future. In addition, under the terms of the Company’s MOU, the payment of dividends by the Company to its shareholders is subject to the prior written non-objection of the Federal Reserve. As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock and service the interest payments on its trust preferred security. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. The Bank does not currently meet these regulatory requirements. As discussed above, under the Agreement, the Bank may not pay dividends to the Company without prior notice to the OCC, which also limits the Company’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

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

We may, without notice to or consent from the holders of our common stock, issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock. Under Riverview’s Agreement the issuance of any new debt is subject to the non-objection of the OCC. Assuming we were to receive such non-objection, as a result of our deferral of interest on the junior subordinated debentures, it is likely that we will not be able to raise funds through the offering of debt securities until we become current on these obligations or these obligations are restructured.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center is also located in Vancouver, Washington (both offices are leased).  At March 31, 2012, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington, and one office in Skamania County, Washington.  The Bank also had two offices in Multnomah County, Oregon (one of which is leased), and one office in Marion County, Oregon.  The Bank is in the process of constructing a new branch in Gresham, Oregon that is expected to open in June 2012.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2012, there were 22,471,890 shares of Company common stock issued and outstanding, 817 stockholders of record and an estimated 2,162 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Bank is required to provide notice to and receive the non-objection of the OCC prior to declaring a dividend pursuant to the terms of the Agreement. See Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and Item 1, “Regulation – Federal Regulation of Savings Associations – Limitations on Capital Distributions.” In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2012 and 2011 fiscal years.  At March 31, 2012, there were 25 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.
Fiscal Year Ended March 31, 2012	High	Low	Cash Dividends Declared

Quarter ended March 31, 2012	$2.46	$2.03	$-
Quarter ended December 31, 2011	2.50	2.11	-
Quarter ended September 30, 2011	3.12	2.20	-
Quarter ended June 30, 2011	3.18	2.80	-

Fiscal Year Ended March 31, 2011	High	Low	Cash Dividends Declared

Quarter ended March 31, 2011	$3.21	$2.69	$-
Quarter ended December 31, 2010	2.80	2.00	-
Quarter ended September 30, 2010	2.49	1.73	-
Quarter ended June 30, 2010	3.81	2.24	-

Stock Repurchase

Shares are repurchased from time-to-time in open market transactions.  The timing, volume and price of purchases are made at our discretion, and are also contingent upon our overall financial condition, as well as general market conditions.

The Company did not repurchase any shares of common stock for the years ended March 31, 2012, 2011 or 2010.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/07*	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12

Riverview Bancorp, Inc.	100.00	64.74	25.57	15.20	20.09	14.94
S & P 500	100.00	94.92	58.77	88.02	101.79	110.48
NASDAQ Bank	100.00	67.91	37.41	44.39	42.58	37.66

*$100 invested on 3/31/07 in stock or index-including reinvestment of dividends

Copyright © 2012, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2012, 2011, 2010, 2009 and 2008 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2012	2011	2010	2009	2008
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$855,998	$859,263	$837,953	$914,333	$886,849
Loans receivable, net	664,888	672,609	712,837	784,117	756,538
Loans held for sale	480	173	255	1,332	-
Mortgage-backed securities held to maturity	171	190	259	570	885
Mortgage-backed securities available for sale	974	1,777	2,828	4,066	5,338
Cash and interest-bearing deposits	46,393	51,752	13,587	19,199	36,439
Investment securities held to maturity	493	506	517	529	-
Investment securities available for sale	6,314	6,320	6,802	8,490	7,487
Deposit accounts	744,455	716,530	688,048	670,066	667,000
FHLB advances	-	-	23,000	37,850	92,850
Federal Reserve Bank advances	-	-	10,000	85,000	-
Shareholders’ equity	75,607	106,944	83,934	88,663	92,585

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
OPERATING DATA:

Interest income	$39,532	$43,214	$46,262	$52,850	$60,682
Interest expense	5,865	8,052	11,376	19,183	25,730
Net interest income	33,667	35,162	34,886	33,667	34,952
Provision for loan losses	29,350	5,075	15,900	16,150	2,900
Net interest income after provision for loan losses	4,317	30,087	18,986	17,517	32,052
Gains (losses) from sale of loans, securities and real estate owned	(396)	779	1,032	729	368
Impairment on investment security	-	-	(1,003)	(3,414)	-
Other non-interest income	7,223	7,110	7,237	8,215	8,514
Non-interest expense	34,423	31,496	34,973	27,259	27,791
Income (loss) before income taxes	(23,279)	6,480	(8,721)	(4,212)	13,143
Provision (benefit) for income taxes	8,378	2,165	(3,277)	(1,562)	4,499
Net income (loss)	$(31,657)	$4,315	$(5,444)	$(2,650)	$8,644

Earnings (loss) per share:
Basic	$(1.42)	$0.24	$(0.51)	$(0.25)	$0.79
Diluted	(1.42)	0.24	(0.51)	(0.25)	0.79
Dividends per share	-	-	-	0.135	0.42

	At or For the Year Ended March 31,
	2012		2011	2010	2009	2008

KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets	(3.64	) %	0.51%	(0.62)%	(0.29)%	1.04%
Return (loss) on average equity	(30.19)		4.29	(6.00)	(2.85)	8.92
Dividend payout ratio (1)	-		-	-	(54.00)	53.16
Interest rate spread	4.17		4.46	4.19	3.73	4.09
Net interest margin	4.33		4.64	4.39	4.08	4.66
Non-interest expense to average assets	3.95		3.70	3.97	3.02	3.34
Efficiency ratio (2)	85.01		73.16	82.97	69.54	63.40

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	120.53		116.86	114.21	114.85	116.75
Allowance for loan losses to total net loans at end of period	2.91		2.18	2.95	2.12	1.39
Allowance for loan losses to nonperforming loans	45.11		121.46	60.10	61.57	139.21
Net charge-offs to average outstanding loans during the period	3.51		1.67	1.48	1.24	0.12
Ratio of nonperforming assets to total assets	7.35		4.65	5.89	4.57	0.92
Ratio of nonperforming loans to total loans	6.45		1.79	4.90	3.44	1.00

Capital Ratios:
Total capital to risk-weighted assets	12.11		14.61	12.11	11.46	10.99
Tier 1 capital to risk-weighted assets	10.84		13.35	10.85	10.21	9.78
Leverage ratio	8.76		11.24	9.84	9.50	9.29

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 18-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio.  These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or a troubled debt restructuring (“TDR”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

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

Unrealized losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether the declines in value should be considered other than temporary.  An other than temporary impairment (“OTTI”) is separated into a credit and noncredit component.  Noncredit component losses are recorded in other comprehensive income (loss) when the Company a) does not intend to sell the security or b) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. Credit component losses are reported through earnings. To determine the component of OTTI related to credit losses, the Company compares the amortized cost basis of the OTTI security to the present value of the revised expected cash flows, discounted using the current pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectability of principal and interest on the underlying collateral.

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

We determine our deferred income taxes using the balance sheet method, under which the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit is recorded based on changes in deferred tax assets and liabilities between periods. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on its evaluation of the Company’s deferred tax assets as of March 31, 2012, management determined that it was appropriate to record a deferred tax asset valuation allowance of $16.8 million, reducing its deferred tax asset to $603,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities.

In reaching the determination to record the deferred tax asset valuation allowance, management evaluated all available evidence; however, a significant piece of objective evidence was the Company’s cumulative loss over the three year period ended December 31, 2011. This objective evidence limited management's ability to consider other subjective evidence, including any subjective expectation of a return to profitability in the future. Management will review the deferred tax asset on a quarterly basis. In the event management later determines that the Company is more likely than not to be able to realize the tax benefits, any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. For additional information see Note 1 and Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Operating Strategy

Fiscal year 2012 marked the 89th anniversary since the Bank began operations in 1923.  The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2012, commercial and construction loans represented 80.0% of total loans. Commercial lending including commercial real estate typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its local communities.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2012, has negatively affected the economy in our primary market area. As a result, the Company experienced a decline in the values of real estate collateral supporting its loans, and experienced increased loan delinquencies and defaults.  These declines were initially concentrated primarily in its residential construction and land development loans portfolios.  However, recently the Company has seen increased deterioration in its commercial business and commercial real estate loan performance and underlying collateral values. Throughout fiscal 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while the Company is encouraged by the continuing reduction in the Company’s exposure to residential construction and land development loans, looking forward, we anticipate our credit costs could remain elevated for the foreseeable future as compared to historical levels. Although economic conditions appear to have stabilized, a prolonged weak economy in our primary market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and loan charge-offs in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our primary market area from the recent recessionary downturn.  In response to these financial challenges, the Company has taken and is continuing to take a number of actions aimed at preserving existing capital, reducing lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting the balance sheet by reducing and or selling loan receivables, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has also continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $49.6 million compared to $71.7 million a year ago. Despite these efforts, during the fiscal year ended March 31, 2012, nonperforming assets increased from $39.9 million at March 31, 2011 to $62.9 million at March 31, 2012. Likewise, nonperforming loans increased from $12.3 million at March 31, 2011 to $44.2 million at March 31, 2012. These increases were offset by a decrease in REO of $8.9 million at March 31, 2012 compared to March 31, 2011. Nonperforming loans increased due primarily to continued strains on borrowers as a result of the continued weak economic conditions in the Company’s primary market area.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp. totaled $359.6 million at March 31, 2012 compared to $328.1 million at March 31, 2011.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also participates in an internet deposit listing service which allows the Company to post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers in along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) increased $39.2 million during this same period. The Company had no outstanding advances from the FHLB or the FRB at March 31, 2012 and 2011.

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

Comparison of Financial Condition at March 31, 2012 and 2011

Cash, including interest-earning accounts, totaled $46.4 million at March 31, 2012, compared to $51.8 million at March 31, 2011.  The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit at a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At March 31, 2012, certificates of deposits held for investments totaled $41.5 million compared to $14.9 million at March 31, 2011.

Investment securities available-for-sale totaled $6.3 million at March 31, 2012 and 2011. During the fiscal years ended March 31, 2012 and 2011, the Company had no OTTI charges on investment securities. For additional information on our Level 3 fair value measurements see “-Fair Value of Level 3 Assets”.

Mortgage-backed securities available-for-sale totaled $974,000 at March 31, 2012, compared to $1.8 million at March 31, 2011.  The $803,000 decrease was a result of principal repayments. The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $664.9 million at March 31, 2012, compared to $672.6 million at March 31, 2011. Consistent with its focus of increasing high-quality one-to-four family mortgage loans and reducing speculative construction and land development loans, the Company’s one-to-four family mortgage loan portfolio increased $30.4 million to $100.6 million while its speculative construction and land development loan portfolios decreased $5.7 million and $16.4 million, respectively, from March 31, 2011 to March 31, 2012.  The increase in the one-to-four family loan portfolio was offset by a combination of loan payoffs, principal repayments, transfers to REO and loan charge-offs. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area.  Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area.  The Company has no option adjustable-rate mortgage (ARM), teaser, or sub-prime residential real estate loans in its portfolio.

Prepaid expenses and other assets were $6.4 million at March 31, 2012 compared to $5.9 million at March 31, 2011. The increase was primarily due to a $914,000 increase in income taxes receivable and an increase of $496,000 in other assets related to funds received on the sale of two REO properties.  These increases were partially offset by a decrease of $793,000 in prepaid expenses, which is mainly comprised of the amortization of prepaid FDIC insurance assessments.

Goodwill was $25.6 million at March 31, 2012 and 2011.  The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2011.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts totaled $744.5 million at March 31, 2012 compared to $716.5 million at March 31, 2011. Core branch deposits (comprised of all demand, savings, interest checking accounts, time deposits, excluding Trust account deposits, IOLTA-IRETA, public funds and internet-based deposits) increased $39.3 million and accounts for 92.5% of total deposits at March 31, 2012, compared to 91.1% at March 31, 2011.  At March 31, 2012 and 2011, there were no brokered deposits (exclusive of CDARS and ICS deposits). The Company plans to continue its focus on the growth of customer branch deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Deferred income taxes, net totaled $603,000 at March 31, 2012 compared to $9.4 million at March 31, 2011.  The decrease was due to the establishment of a valuation allowance on the Company’s deferred income taxes during fiscal year 2012.  At March 31, 2012, the total valuation allowance as $16.8 million.  For additional information on the Company’s deferred income taxes, see Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Shareholders' equity decreased $31.3 million to $75.6 million at March 31, 2012 from $106.9 million at March 31, 2011. The decrease in equity was primarily a result of the $31.7 million net loss for the year ended March 31, 2012.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2011. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 3%, a net interest margin that approximated 4.40% and a return on assets that ranged from 0.48% to 1.06% (average of 0.83%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.5% utilized for our cash flow estimates and a terminal value estimated at 1.0 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing various market multiples. The Company calculated a fair value of its reporting unit of $68 million using the corporate value approach, $83 million using the income approach and $74 million using the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $29 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company used two separate methods to determine the fair value of its loans receivable. For performing and noncriticized loans, the Company utilized a discounted cash flow approach. For nonperforming and criticized loans, the Company utilized a comparable transaction approach using comparable loan sales. A key assumption used by the Company under each method was determining an appropriate discount rate. For the discounted cash flow approach the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. For the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

An interim impairment test was not deemed necessary as of March 31, 2012, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

At March 31, 2012, the market for the Company’s collateralized debt obligation (“CDO”), which is secured by trust preferred securities issued by other bank holding companies, was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets. The reasonableness of the fair value, and classification as a Level 3 asset, was validated through comparison of fair value as determined by two independent third-party pricing services.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment.  Additionally, the Company believes that some of the assumptions used were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2012 is reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2012.  Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

In addition, REO was classified as Level 3 in the fair value hierarchy.  Management generally determines fair value based on a number of factors, including third-party appraisals of fair value less estimated costs to sell.  The valuation of REO is subject to significant external and internal judgment, and the eventual outcomes may differ from those estimates.

For additional information on our Level 1, 2 and 3 fair value measurements see Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Comparison of Operating Results for the Years Ended March 31, 2012 and 2011

Net Income or Loss.  Net loss was $31.7 million, or $(1.42) per diluted share for the year ended March 31, 2012, compared to a net income of $4.3 million, or $0.24 per diluted share for the year ended March 31, 2011. The decrease in earnings reflects an increase in the provision for loan losses of $24.3 million, an increase in costs associated with REO properties of $3.3 million and the establishment of a $8.7 million valuation allowance against the Company’s deferred tax assets.

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

Net interest income for fiscal year 2012 decreased $1.5 million, or a 4.3% to $33.7 million compared to $35.2 million in fiscal year 2011.  The net interest margin for the fiscal year ended March 31, 2012 was 4.33% compared to 4.64% for the same prior year period. This decrease was primarily the result of the reversal of interest income on non-accrual loans, an increase in lower yielding cash and short term investments and the repricing of loans within the loan portfolio.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.53% for the fiscal year ended March 31, 2012 compared to 116.86% for the fiscal year ended March 31, 2011, which indicates that the interest-earning asset growth was being funded more by capital and non-interest-bearing demand deposits as compared to interest-bearing liabilities. Generally, the Company’s balance sheet interest rate sensitivity achieves better net interest rate margins in a stable or increasing interest rate environment due to the balance sheet being slightly asset interest rate sensitive.  However, due to a significant number of loans in the loan portfolio with interest rate floors, net interest income will be negatively impacted in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. While we do not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rates and as existing long term deposits renew upon maturity and reprice to a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, the relationship of short term and long term interest rates and changes in interest rate spreads.

Interest Income.  Interest income was $39.5 million for the fiscal year ended March 31, 2012 compared to $43.2 million for the fiscal year ended March 31, 2011. The decrease in interest income was due primarily to adjustable rate loans repricing to lower current market interest rates, and to a lesser extent the decrease in the average balance of loans receivable, the reversal of interest income from loans placed on non-accrual status as well as an increase in lower yielding cash and short term investments. Average interest-bearing assets increased $19.0 million to $777.9 million for fiscal year 2012 from $758.8 million for fiscal year 2011. The $19.0 million increase was mainly due to the increase in certificate of deposits held for investment. The funds used to purchase these certificate of deposits mainly resulted from the $27.9 million increase in deposits during fiscal year 2012. The yield on interest-earning assets was 5.08% for fiscal year 2012 compared to 5.70% for fiscal year 2011. During the years ended March 31, 2012 and 2011, the Company reversed $974,000 and $216,000, respectively, of interest income on nonperforming loans. Other interest and dividend income increased $190,000 to $400,000 for fiscal year 2012 compared to $210,000 for fiscal year 2011. This increase was primarily due to the increase in short-term certificates of deposit during fiscal year 2012, which generated interest income of $261,000.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2012 totaled $5.9 million, a $2.2 million or 27.2% decrease from $8.1 million for the fiscal year ended March 31, 2011. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment and change in deposit mix. The deposit mix has shifted from higher costing certificates of deposits to lower costing transaction accounts. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased from 1.06% for the year ended March 31, 2011 to 0.70% for the year ended March 31, 2012.

Provision for Loan Losses. The provision for loan losses for fiscal year 2012 was $29.4 million, compared to $5.1 million for the same period in the prior year. The increase in the provision for loan losses was primarily a result of an increase in the level of delinquent and classified loans compared to prior year. Recent appraisals received by the Company have also reflected declines in real estate values. The provision for loan losses continues to reflect higher levels of classified loans, delinquencies, nonperforming loans and net charge-offs compared to historical trends. These conditions are primarily the result of a slowdown in residential real estate sales that affected among others, homebuilders and developers. This slowdown in home sales coupled with declining real estate values has significantly affected these borrowers’ liquidity and ability to repay loans. The Company’s problem loans continue to be concentrated in land acquisition and development loans.

Net charge-offs for the year ended March 31, 2012 were $24.4 million, compared to $11.7 million for the same period last year. The net charge-offs were primarily attributable to the charge-off of land and lot loans totaling $10.9 million. Net charge-offs to average net loans for the year ended March 31, 2012 were 3.51%, compared to 1.67% for the same period last year. Charge-offs also increased partially as a result of the change in our primary regulator from the OTS to the OCC. OCC regulatory guidance requires charge-offs related to impaired loans for which specific valuation allowances had been recorded be eliminated. Nonperforming loans increased to $44.2 million at March 31, 2012 compared to $12.3 million at March 31, 2011. Nonperforming loans increased due primarily to continued strains on borrowers as a result of the continued weak economic conditions in the Company’s primary market area. The ratio of allowance for loan losses to total loans was 2.91% at March 31, 2012, compared to 2.18% at March 31, 2011. The allowance as a percentage of nonperforming loans decreased to 45.11% at March 31, 2012, compared to 121.46% at March 31, 2011. This ratio decreased due to the overall increase in nonperforming loans.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2012, the Company had identified $65.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $45.5 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $10.8 million from their original loan balance.  The remaining $20.2 million have specific valuation allowances totaling $1.6 million. Based on a comprehensive analysis, management deemed the allowance for loan losses of $19.9 million at March 31, 2012 (2.91% of total loans and 45.11% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income.  Non-interest income decreased $1.1 million to $6.8 million for the year ended March 31, 2012 from $7.9 million for the same period in 2011. The decrease in non-interest income was primarily due to a $556,000 net loss on REO sales for the year ended March 31, 2012 compared to $386,000 gain on REO sales for the year ended March 31, 2011. Furthermore, gain on sale of loans held for sale decreased $233,000 for the year ended March 31, 2012 compared to the same period in prior year, which was attributable to the Company’s decision to retain single-family residential mortgage loans in its portfolio as opposed to selling these loans to FHLMC. Broker loan fees decreased by $133,000 in fiscal year

2012 compared to the year ended March 31, 2011 primarily as a result the slowdown in real estate loan sales in our primary market area. These decreases were offset by asset management fees which increased $288,000 for the year ended March 31, 2012 compared to the prior year. The increase in asset management fees was a result of an increase in assets under management of RAMCorp., which totaled $328.1 million at March 31, 2011 compared to $359.6 million at March 31, 2012.

Non-Interest Expense.  Non-interest expense increased $2.9 million to $34.4 million for fiscal year ended March 31, 2012 compared to $31.5 million for fiscal year ended March 31, 2011. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs.

The principal component of the increase in the Company’s non-interest expense was due to the increase in REO related expenses (which includes operating costs, write-downs and losses on the disposition of property) of $3.3 million. REO related expense will remain elevated compared to historical levels due to the higher REO balances as compared to previous years.

Data processing expense increased $354,000 as a result of a one-time termination fee related to the Company’s conversion of its internet banking platform.

These increases were partially offset by an $827,000 decrease in salaries and employee benefits due to a reduction in incentive compensation and a $504,000 decrease in FDIC deposit insurance premiums as compared to the prior fiscal year. This decrease was a result of a change in the FDIC’s assessment fees and assessment base from total deposits to total assets less tangible equity.

Income Taxes.  The provision for income taxes was $8.4 million for the year ended March 31, 2012 compared to $2.2 million for the year ended March 31, 2011. The provision for income taxes was a result of an $8.7 million charge to create a valuation allowance during the quarter ended December 31, 2011 against the Company’s deferred tax assets.

As of March 31, 2012, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $16.8 million, reducing its deferred tax asset to $603,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2011 and 2010

Net Income or Loss.  Net income was $4.3 million, or $0.24 per diluted share for the year ended March 31, 2011, compared to a net loss of $5.4 million, or $0.51 per diluted share for the year ended March 31, 2010. The increase in earnings was due to a decrease in the provision for loan losses and costs associated with REO properties compared to the prior year.

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

Provision for Loan Losses. The provision for loan losses for fiscal year 2011 was $5.1 million, compared to $15.9 million for the same period in the prior year. The decrease in the provision for loan losses was primarily a result of a decrease in the level of delinquent and classified loans compared to prior year as well as the stabilizing economic conditions. Despite these improvements, the provision for loan losses continued to reflect higher levels of classified loans, delinquencies, nonperforming loans and net charge-offs compared to historical experiences. These conditions are primarily the result of a slowdown in residential real estate sales that affected among others, homebuilders and developers. This slowdown in home sales coupled with declining real estate values has significantly affected these borrowers’ liquidity and ability to repay loans. The Company’s problem loans continue to be concentrated in land acquisition and development loans.

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

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2011, the Company had identified $27.3 million of impaired loans. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $8.7 million have no specific valuation allowance as the estimated collateral value was equal to or exceeded the carrying costs, which in some cases was the result of previous loan charge-offs. The remaining $18.6 million have specific valuation allowances totaling $2.0 million. Based on its comprehensive analysis, management deemed the allowance for loan losses of $15.0 million at March 31, 2011 (2.18% of total loans and 121.46% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

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

Income Taxes.  The provision for income taxes was $2.2 million for the year ended March 31, 2011 compared to a benefit for income taxes of $3.3 million for the year ended March 31, 2010.  The effective tax rate for fiscal year 2011 was 33.4% compared to 37.6% for fiscal year 2010. When the Company incurs a pre-tax loss, its effective tax rate is higher than the statutory tax rate primarily as a result of non-taxable income generated from investments in bank owned life insurance and tax-exempt municipal bonds. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $979,000, $1.1 million and $1.2 million are included in interest income for the years ended March 31, 2012, 2011 and 2010, respectively.

	Year Ended March 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$608,419	$34,278	5.63%	$609,961	$37,570	6.16%	$650,101	$39,896	6.14%
Non-mortgage loans	85,963	4,616	5.37	93,900	5,127	5.46	109,389	5,779	5.28
Total net loans	694,382	38,894	5.60	703,861	42,697	6.07	759,490	45,675	6.01

Mortgage-backed securities (1)	1,490	51	3.42	2,428	88	3.62	3,738	136	3.64
Investment securities (1)	8,393	209	2.49	8,885	247	2.78	10,861	425	3.91
Daily interest-bearing assets	4,186	-	-	9,234	7	0.08	964	1	0.10
Other earning assets	69,413	400	0.58	34,439	203	0.59	21,113	79	0.37
Total interest-earning assets	777,864	39,554	5.08	758,847	43,242	5.70	796,166	46,316	5.82
Non-interest-earning assets:
Office properties and equipment, net	16,315			15,975			18,738
Other non-interest-earning assets	76,475			75,305			66,628
Total assets	$870,654			$850,127			$881,532

Interest-bearing liabilities:
Regular savings accounts	$40,345	$124	0.31	$34,124	$160	0.47	$29,526	$162	0.55
Interest checking	96,764	281	0.29	81,279	239	0.29	79,444	331	0.42
Money market accounts	234,325	1,049	0.45	214,490	1,846	0.86	192,064	2,360	1.23
Certificates of deposit	248,696	2,903	1.17	287,109	4,324	1.51	277,639	6,782	2.44
Total interest-bearing deposits	620,130	4,357	0.70	617,002	6,569	1.06	578,673	9,635	1.67

Other interest-bearing liabilities	25,239	1,508	5.97	32,340	1,483	4.59	118,408	1,741	1.47
Total interest-bearing liabilities	645,369	5,865	0.91	649,342	8,052	1.24	697,081	11,376	1.63

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,959			91,167			87,508
Other liabilities	9,457			8,975			6,197
Total liabilities	765,785			749,484			790,786
Shareholders’ equity	104,869			100,643			90,746
Total liabilities and shareholders’ equity	$870,654			$850,127			$881,532
Net interest income		$33,689			$35,190			$34,940
Interest rate spread			4.17%			4.46%			4.19%
Net interest margin			4.33%			4.64%			4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.53%			116.86%			114.21%
Tax Equivalent Adjustment (2)		$22			$28			$54

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

	Year Ended March 31,
	2012 vs. 2011			2011 vs. 2010

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$(94)	$(3,198)	$(3,292)	$(2,456)	$130	$(2,326)
Non-mortgage loans	(427)	(84)	(511)	(843)	191	(652)
Mortgage-backed securities	(32)	(5)	(37)	(47)	(1)	(48)
Investment securities (1)	(13)	(25)	(38)	(69)	(109)	(178)
Daily interest-bearing	(3)	(4)	(7)	6	-	6
Other earning assets	200	(3)	197	64	60	124
Total interest income	(369)	(3,319)	(3,688)	(3,345)	271	(3,074)

Interest Expense:
Regular savings accounts	26	(62)	(36)	23	(25)	(2)
Interest checking accounts	42	-	42	8	(100)	(92)
Money market deposit accounts	157	(954)	(797)	254	(768)	(514)
Certificates of deposit	(530)	(891)	(1,421)	222	(2,680)	(2,458)
Other interest-bearing liabilities	(366)	391	25	(1,950)	1,692	(258)
Total interest expense	(671)	(1,516)	(2,187)	(1,443)	(1,881)	(3,324)
Net interest income	$302	$(1,803)	$(1,501)	$(1,902)	$2,152	$250

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $108.8 million of which $90.7 million is serviced for FHLMC at March 31, 2012. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $416.2 million or 60.8% of total loans at March 31, 2012 as compared to $468.8 million or 68.2% at March 31, 2011. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2012 the combined portfolio carried at $8.0 million had an average term to repricing or maturity of 3.75 years.  Adjustable rate mortgage-backed securities totaled $397,000 at March 31, 2012 compared to $489,000 at March 31, 2011.  See Item 1. “Business -- Investment Activities."

Liquidity and Capital Resources

Liquidity is essential to our business.  The objective of the Bank’s liquidity management is to maintain ample cash flows to meet obligations for depositor withdrawals, to fund the borrowing needs of loan customers, and to fund ongoing operations.  Core relationship deposits are the primary source of the Bank’s liquidity.  As such, the Bank focuses on deposit relationships with local consumer and business clients who maintain multiple accounts and services at the Bank. With the significant downturn in economic conditions our customers in general have experienced reduced funds available to deposit in the Bank.  Despite these difficult economic conditions, customer relationship deposit balances increased to $688.6 million at March 31, 2012 compared to $649.3 million at March 31, 2011. Total deposits were $744.5 million at March 31, 2012 compared to $716.5 million at March 31, 2011. The Company continues to focus on attracting and retaining customer relationship deposits.

In response to the adverse economic conditions, the Company has been, and will continue to work toward reducing the amount of nonperforming assets, controlling balance sheet growth, reducing controllable operating costs, and augmenting deposits while striving to maximize secured borrowing facilities to improve liquidity and preserve capital over the coming fiscal year.  However, the Company’s inability to successfully implement its plans or further deterioration in economic conditions and real estate prices could have a material adverse effect on the Company’s liquidity.  The Company is enrolled in an internet deposit listing service. Under this listing service, the Company may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. The Company uses this listing service as an additional source of funding and to further diversify its funding sources. These deposits carry a lower interest rate than the Company core branch deposits. As of March 31, 2012, the Company had deposits totaling $21.9 million through this listing service.

Liquidity management is both a short- and long-term responsibility of the Company's management.  The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.  If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at March 31, 2012. As of March 31, 2012, the Company had deferred a total of $2.6 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain other debt financing on commercially reasonable terms, or at all. For more information concerning limitations on our ability to incur additional debt and the risks related to our recent deferral of interest on our trust preferred securities, see Item 1A. “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds in order to fund loan originations and deposit withdrawals, satisfy other financial commitments and to take advantage of investment opportunities. We generally maintain cash and readily marketable securities to meet a portion of our short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRB borrowings.  At March 31, 2012, there were no advances outstanding from FHLB. The Bank had additional borrowing capacity available of $215.9 million from the FHLB, subject to sufficient collateral and stock investment.  At March 31, 2012, there were no outstanding borrowings from the FRB. The Bank had additional borrowing capacity of $106.5 million from the FRB, subject to sufficient collateral. At March 31, 2012, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and FHLB. Borrowing capacity from FHLB or FRB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits.  The Company has historically not relied on brokered deposits to fund its operations. At March 31, 2012 and 2011, the Company had no brokered deposits, exclusive of CDARS and ICS deposits. The Bank participates in the CDARS and ICS products, which allow the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $37.2 million, or 5.0% of total deposits, and $36.6 or 5.1% of total deposits, at March 31, 2012 and March 31, 2011, respectively.  With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which includes CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $513.6 million, or 60.0% of total assets at March 31, 2012.

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

At March 31, 2012, the Company had commitments to extend credit of $22.5 million, unused lines of credit totaling $55.4 million and undisbursed construction loans totaling $7.1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2012 totaled $167.7 million.  Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $125.1 million at March 31, 2012.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its Debentures for the year ended March 31, 2012, which in turn, restricts the Company’s ability to pay dividends on its common stock. See Item 1A. “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a memorandum of understanding with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

OCC regulations require the Bank to maintain specific amounts of regulatory capital.  For a detailed discussion of regulatory capital requirements, see "Item 1. Business-“ Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" and Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Contractual Obligations

The following table shows the contractual obligations by expected period. Further discussion of these commitments is included in Note 19 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At March 31, 2012, scheduled maturities of certificates of deposit, FRB borrowings, FHLB advances, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 to 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$167,697	$47,346	$6,068	$8,898	$230,009
Operating leases	1,767	3,242	3,164	4,790	12,963
Capital leases	74	164	189	2,086	2,513
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$169,538	$50,752	$9,421	$38,455	$268,166

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

At March 31, 2012, the Company had commercial loan commitments of $5.5 million, undisbursed commercial lines of credit of $35.5 million. Commercial real estate mortgage loan commitments totaled $14.2 million and the undisbursed balance of commercial real estate mortgage loans was $887,000 at March 31, 2012. At March 31, 2012, construction loan commitments totaled $548,000 and unused construction lines of credit totaled $7.1 million at March 31, 2012. Real estate one-to-four family loan commitments totaled $2.2 million and unused lines of credit secured by real estate one-to-four family loans totaled $18.0 million at March 31, 2012. Other installment loan commitments totaled $36,000 and unused lines of credit on other installment loans totaled $907,000 at March 31, 2012. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following tables show the approximate percentage change in net interest income as of March 31, 2012 over a 24-month period under several rate scenarios.
Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	(8.8)%	(5.8)%
Up 200 basis points	(4.9)%	(10.7)%
Base case	-	(5.4)%
Down 100 basis points	0.5%	(6.6)%

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2012.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	5.46%	$125,139	$115,554	$68,169	$255,412	$120,535	$684,809
Mortgage-backed
securities	3.38	1,047	98	-	-	-	1,145
Investments and other
interest-earning assets	0.78	55,448	20,400	5,229	493	147	81,717
FHLB stock	-	1,470	2,940	2,940	-	-	7,350
Total assets		$183,104	$138,992	$76,338	$255,905	$120,682	$775,021

Interest-Sensitive Liabilities:

Interest checking	0.23	$21,380	$42,762	$42,762	$-	$-	$106,904
Savings accounts	0.25	9,147	18,297	18,297	-	-	45,741
Money market accounts	0.34	48,983	97,968	97,968	-	-	244,919
Certificate accounts	0.99	167,697	47,346	6,068	8,898	-	230,009
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	5.38	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	74	164	189	609	1,477	2,513
Total liabilities		247,281	206,537	165,284	9,507	24,158	652,767
Interest sensitivity gap		(64,177)	(67,545)	(88,946)	246,398	96,524	$122,254
Cumulative interest sensitivity gap		$(64,177)	$(131,722)	$(220,668)	$25,730	$122,254
Off-Balance Sheet Items:

Commitments to extend credit	-	$22,514	$-	$-	$-	$-	$22,514
Unused lines of credit	-	$62,547	$-	$-	$-	$-	$62,547

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2012, 2011 and 2010
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 15, 2012

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND 2011

(In thousands, except share and per share data)	2012	2011
ASSETS

Cash and cash equivalents (including interest-earning accounts of $33,437 and $37,349)	$46,393	$51,752
Certificates of deposit held for investment	41,473	14,900
Loans held for sale	480	173
Investment securities held to maturity, at amortized cost (fair value of $542 and $556)	493	506
Investment securities available for sale, at fair value (amortized cost of $8,123 and $8,514)	6,314	6,320
Mortgage-backed securities held to maturity, at amortized cost (fair value of $177 and $199)	171	190
Mortgage-backed securities available for sale, at fair value (amortized cost of $940 and $1,729)	974	1,777
Loans receivable (net of allowance for loan losses of $19,921 and $14,968)	664,888	672,609
Real estate owned	18,731	27,590
Prepaid expenses and other assets	6,362	5,887
Accrued interest receivable	2,158	2,523
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	17,068	16,100
Deferred income taxes, net	603	9,447
Mortgage servicing rights, net	278	396
Goodwill	25,572	25,572
Core deposit intangible, net	137	219
Bank owned life insurance	16,553	15,952
TOTAL ASSETS	$855,998	$859,263

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$744,455	$716,530
Accrued expenses and other liabilities	9,398	9,396
Advanced payments by borrowers for taxes and insurance	800	680
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,513	2,567
Total liabilities	779,847	751,854

COMMITMENTS AND CONTINGENCIES (See Note 19)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2012 – 22,471,890 issued and outstanding	225	225
March 31, 2011 – 22,471,890 issued and outstanding
Additional paid-in capital	65,610	65,639
Retained earnings	11,536	43,193
Unearned shares issued to employee stock ownership trust	(593)	(696)
Accumulated other comprehensive loss	(1,171)	(1,417)
Total shareholders’ equity	75,607	106,944

Noncontrolling interest	544	465
Total equity	76,151	107,409
TOTAL LIABILITIES AND EQUITY	$855,998	$859,263
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

(Dollars in thousands, except share data)	2012	2011	2010

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$38,894	$42,697	$45,675
Interest on investment securities – taxable	145	164	267
Interest on investment securities – non taxable	42	55	104
Interest on mortgage-backed securities	51	88	136
Other interest and dividends	400	210	80
Total interest and dividend income	39,532	43,214	46,262

INTEREST EXPENSE:
Interest on deposits	4,357	6,569	9,635
Interest on borrowings	1,508	1,483	1,741
Total interest expense	5,865	8,052	11,376
Net interest income	33,667	35,162	34,886
Less provision for loan losses	29,350	5,075	15,900
Net interest income after provision for loan losses	4,317	30,087	18,986

NON-INTEREST INCOME:
Fees and service charges	3,996	4,047	4,513
Asset management fees	2,367	2,079	1,885
Net gain on sale of loans held for sale	160	393	887
Impairment on investment security	-	-	(1,003)
Bank owned life insurance	601	601	603
Other	(297)	769	381
Total non-interest income	6,827	7,889	7,266

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,889	16,716	15,326
Occupancy and depreciation	4,793	4,677	4,814
Data processing	1,421	1,067	957
Amortization of core deposit intangible	82	96	111
Advertising and marketing expense	998	749	627
FDIC insurance premium	1,136	1,640	1,912
State and local taxes	549	638	732
Telecommunications	434	428	440
Professional fees	1,254	1,310	1,317
Real estate owned expenses	5,097	1,817	6,421
Other	2,770	2,358	2,316
Total non-interest expense	34,423	31,496	34,973

INCOME (LOSS) BEFORE INCOME TAXES	(23,279)	6,480	(8,721)
PROVISION (BENEFIT) FOR INCOME TAXES	8,378	2,165	(3,277)
NET INCOME (LOSS)	$(31,657)	$4,315	$(5,444)

Earnings (loss) per common share:
Basic	$(1.42)	$0.24	$(0.51)
Diluted	(1.42)	0.24	(0.51)
Weighted average number of shares outstanding:
Basic	22,317,933	18,341,191	10,720,525
Diluted	22,317,933	18,341,308	10,720,525

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

(Dollars in thousands, except share data)	2012	2011	2010

Net income (loss)	$(31,657)	$4,315	$(5,444)

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities, net	246	(215)	(132)
Reclassification adjustment for loss included in net loss, net	-	-	662

Noncontrolling interest	79	45	56
Total comprehensive income (loss)	$(31,332)	$4,145	$(4,858)

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2009	10,923,773	$109	$46,866	$44,322	$(902)	$(1,732)	$364	$89,027

Net loss	-	-	-	(5,444)	-	-	-	(5,444)
Stock option expense	-	-	112	-	-	-	-	112
Earned ESOP shares	-	-	(30)		103	-	-	73
Unrealized holding gain on securities of $132 (net of $14 tax effect) less reclassification adjustment for net losses included in net loss of $662 (net of $341 tax effect)	-	-	-	-	-	530	-	530
Noncontrolling interest	-	-	-	-	-	-	56	56

Balance March 31, 2010	10,923,773	109	46,948	38,878	(799)	(1,202)	420	84,354

Issuance of common stock, net	11,548,117	116	18,653	-	-	-	-	18,769
Net income	-	-	-	4,315	-	-	-	4,315
Stock option expense	-	-	77	-	-	-	-	77
Earned ESOP shares	-	-	(39)	-	103	-	-	64
Other comprehensive income (loss):
Unrealized holding loss on securities of $215 (net of $109 tax effect)	-	-	-	-	-	(215)	-	(215)
Noncontrolling interest	-	-	-	-	-	-	45	45

Balance March 31, 2011	22,471,890	225	65,639	43,193	(696)	(1,417)	465	107,409

Net loss	-	-	-	(31,657)	-	-	-	(31,657)
Stock option expense	-	-	12	-	-	-	-	12
Earned ESOP shares	-	-	(41)	-	103	-	-	62
Unrealized holding gain on securities of $246 (net of $126 tax effect)	-	-	-	-	-	246	-	246
Noncontrolling interest	-	-	-	-	-	-	79	79

Balance March 31, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

See notes to consolidated financial statements.

    RIVERVIEW BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,657)	$4,315	$(5,444)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,013	1,927	2,225
Mortgage servicing rights valuation adjustment	(1)	(1)	2
Provision for loan losses	29,350	5,075	15,900
Provision (benefit) for deferred income taxes	8,536	1,841	(3,295)
Noncash expense related to ESOP	62	64	73
Increase (decrease) in deferred loan origination fees, net of amortization	(76)	57	(31)
Origination of loans held for sale	(5,916)	(12,166)	(29,514)
Proceeds from sales of loans held for sale	5,682	12,402	30,851
Stock based compensation	12	77	112
Writedown of real estate owned	4,238	924	4,794
Loss on impairment of security	-	-	1,003
Net loss (gain) on loans held for sale, sale of real estate owned, mortgage-backed securities, sale of investment securities and premises and equipment	400	(775)	(6)
Income from bank owned life insurance	(601)	(601)	(603)
Changes in assets and liabilities:
Prepaid expenses and other assets	(627)	1,904	(5,567)
Accrued interest receivable	365	326	205
Accrued expenses and other liabilities	222	2,763	(831)
Net cash provided by operating activities	12,002	18,132	9,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	(26,482)	15,213	41,729
Proceeds from call, maturity, or sale of investment securities available for sale	5,000	9,990	6,150
Principal repayments on investment securities available for sale	392	203	375
Purchase of investment securities available for sale	(5,000)	(10,000)	(4,988)
Principal repayments on mortgage-backed securities available for sale	789	1,017	1,244
Principal repayments on mortgage-backed securities held to maturity	19	69	311
Principal repayments on investment securities held to maturity	13	11	12
Purchase of premises and equipment and capitalized software	(2,578)	(1,310)	(475)
Purchase of certificates of deposit held for investment, net	(26,573)	(14,900)	-
Capital expenditures on real estate owned	(207)	(49)	(47)
Proceeds from sale of real estate owned and premises and equipment	9,275	5,328	12,044
Net cash provided by (used in) investing activities	(45,352)	5,572	56,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts	27,925	28,482	17,982
Proceeds from issuance of common stock, net	-	18,769	-
Proceeds from borrowings	5,000	124,450	922,600
Repayment of borrowings	(5,000)	(157,450)	(1,012,450)
Principal payments under capital lease obligation	(54)	(43)	(40)
Net increase in advance payments by borrowers	120	253	67
Net cash provided by (used in) financing activities	27,991	14,461	(71,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,359)	38,165	(5,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	51,752	13,587	19,199
CASH AND CASH EQUIVALENTS, END OF YEAR	$46,393	$51,752	$13,587
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$4,400	$6,688	$11,343
Income taxes	830	387	1,320
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$6,843	$22,772	$19,597
Transfer of real estate owned to loans	1,859	2,724	3,512
Fair value adjustment to securities available for sale	372	(324)	857
Income tax effect related to fair value adjustment	(126)	109	(327)
Capitalized software acquired under a service agreement	-	-	19
Sale-leaseback of building	-	-	2,000

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2012, 2011 and 2010

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

The Company has also established two subsidiary grantor trusts in connection with the issuance of trust preferred securities (see Note 11). In accordance with accounting standards, the accounts and transactions of the trusts are not included in the accompanying consolidated financial statements.

Nature of Operations – The Bank is a seventeen branch community-oriented financial institution operating in rural and suburban communities in southwest Washington State and Multnomah and Marion counties of Oregon. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans.

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

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, loans 90 days or more delinquent, loans internally designated as substandard, loans that are on non-accrual status or trouble debt restructures. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other repayment potentials are considered exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

Real Estate Owned (“REO”) – REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the lower of recorded cost or fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and creates a valuation allowance with an offsetting charge to real estate owned expenses for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property.

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an OTTI loss on its FHLB stock. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

The Company records its originated MSRs at fair value in accordance with accounting standards, which requires the Company to allocate the total cost of all mortgage loans sold to the MSRs and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those fair values. The Company stratifies its MSRs based on the predominant characteristics of the underlying financial assets including the coupon interest rate and the contractual maturity of the mortgage. An estimated fair value of MSRs is determined quarterly using a discounted cash flow model.  The model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, servicing income, expected prepayment speeds, discount rate, loan maturity and interest rate. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company is amortizing the MSRs in proportion to and over the period of estimated net servicing income.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level.  The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second phase step must be performed.  In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  As of March 31, 2012, the Company had not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp. in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $359.6 million and $328.1 million were held in trust as of March 31, 2012 and 2011, respectively.

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

Employee Stock Ownership Plan (“ESOP”) – The Company sponsors a leveraged ESOP. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt and accrued interest.

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2012, 2011 and 2010.

New Accounting Pronouncements -

In April 2011, the FASB issued FASB ASU No. 2011-02 regarding a creditor’s determination of a trouble debt restructure. This guidance will assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurement. This guidance amends previous guidance on fair value measurement to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance will facilitate convergence of GAAP and IFRS. The guidance is effective for the annual periods, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08 regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this guidance update, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers the effective date for disclosures related to reclassification adjustments within accumulated other comprehensive income and should continue to report reclassifications out of accumulated other comprehensive income consistent within the presentation requirements in effect before ASU No. 2011-05. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position and results of operations.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2012 and 2011 were $802,000 and $773,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Municipal bonds	$493	$49	$-	$542

March 31, 2011
Municipal bonds	$506	$50	$-	$556

The contractual maturities of investment securities held to maturity are as follows (in thousands):

March 31, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	493	542
Due after ten years	-	-
Total	$493	$542

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Trust preferred	$2,974	$-	$(1,808)	$1,166
Agency securities	5,000	-	(1)	4,999
Municipal bonds	149	-	-	149
Total	$8,123	$-	$(1,809)	$6,314

March 31, 2011
Trust preferred	$2,974	$-	$(2,058)	$916
Agency securities	5,000	-	(136)	4,864
Municipal bonds	540	-	-	540
Total	$8,514	$-	$(2,194)	$6,320

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2012 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,166	$(1,808)	$1,166	$(1,808)
Agency securities	4,999	(1)	-	-	4,999	(1)
Total	$4,999	$(1)	$1,166	$(1,808)	$6,165	$(1,809)

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

At March 31, 2012, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 19 other holding companies. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 38% of the remaining collateral), and seven other issuers are currently in deferral (29% of the remaining collateral). The Company has estimated an expected default rate of 44% for this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying banks. The Company estimates that a default rate of 46% would trigger a potential impairment of this security. The Company utilized a discount rate of 22% to estimate the fair value of this security. There was no excess subordination on this security.

During the year ended March 31, 2012, the Company determined that there was no additional OTTI charge on the above trust preferred investment security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above single agency security is primarily attributable to increases in market interest rates subsequent to their purchase by the Company.  The Company expects the fair value of these agency securities to recover as the agency securities approach their maturity dates or sooner if market yields for such securities decline.  The Company does not believe that any of the agency securities are impaired due to reasons of credit quality or related to any issuer or industry specific event.  Based on management’s evaluation and intent, none of the unrealized losses related to the agency securities in this table are considered other than temporary.

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	4,999
Due after five years through ten years	-	-
Due after ten years	3,123	1,315
Total	$8,123	$6,314

The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2012, 2011 and 2010.

There were no investment securities pledged as collateral by the Bank at March 31, 2012 and 2011.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FHLMC mortgage-backed securities	$69	$4	$-	$73
FNMA mortgage-backed securities	102	2	-	104
Total	$171	$6	$-	$177

March 31, 2011
FHLMC mortgage-backed securities	$78	$4	$-	$82
FNMA mortgage-backed securities	112	5	-	117
Total	$190	$9	$-	$199

Mortgage-backed securities held to maturity with an amortized cost of $69,000 and $76,000 and a fair value of $71,000 and $80,000 at March 31, 2012 and 2011, respectively, were pledged as collateral for governmental public funds. There were no mortgage-backed securities pledged as collateral for treasury tax and loan funds held by the Bank at March 31, 2012.  Mortgage-backed securities held to maturity with an amortized cost of $98,000 and a fair value of $103,000 at March 31, 2011 were pledged as collateral for treasury tax and loan funds held by the Bank.

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

March 31, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	3	3
Due after five years through ten years	-	-
Due after ten years	168	174
Total	$171	$177

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$319	$10	$-	$329
FHLMC mortgage-backed securities	613	23	-	636
FNMA mortgage-backed securities	8	1	-	9
Total	$940	$34	$-	$974
March 31, 2011
Real estate mortgage investment conduits	$421	$12	$-	$433
FHLMC mortgage-backed securities	1,270	34	-	1,304
FNMA mortgage-backed securities	38	2	-	40
Total	$1,729	$48	$-	$1,777

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	714	743
Due after five years through ten years	-	-
Due after ten years	226	231
Total	$940	$974

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $744,000 and $178,000 and a fair value of $776,000 and $187,000 at March 31, 2012 and 2011, respectively, were pledged as collateral for government public funds held by the Bank.  The real estate mortgage investment conduits consist of FHLMC and Fannie Mae (“FNMA”) securities.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2012 and 2011 are reported net of deferred loan fees totaling $2.7 million and $2.9 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Commercial and construction
Commercial business	$87,238	$85,511
Other real estate mortgage	434,763	461,955
Real estate construction	25,791	27,385
Total commercial and construction	547,792	574,851

Consumer
Real estate one-to-four family	134,975	110,437
Other installment	2,042	2,289
Total consumer	137,017	112,726

Total loans	684,809	687,577

Less:
Allowance for loan losses	19,921	14,968
Loans receivable, net	$664,888	$672,609

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. At March 31, 2012 and 2011, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2012, loans carried at $494.5 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2012	2011	2010
Beginning balance	$2,160	$1,448	$1,021
Originations	1	774	628
Principal repayments	(254)	(62)	(201)
Ending balance	$1,907	$2,160	$1,448

6.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Commercial business, commercial real estate, construction and land acquisition and development loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on its financial condition and results of operations.

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

The following tables present a reconciliation of the allowance for loan losses at the dates indicated (in thousands):

March 31, 2012	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	3,638	3,681	13,692	2,126	1,690	4,670	(147)	29,350
Charge-offs	(2,801)	(2,826)	(10,892)	(3,177)	(2,101)	(2,750)	-	(24,547)
Recoveries	29	-	103	-	3	15	-	150
Ending balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921

March 31, 2011

Beginning balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642
Provision for loan losses	1,005	414	1,101	1,749	5	455	346	5,075
Charge-offs	(2,371)	(263)	(4,141)	-	(4,329)	(703)	-	(11,807)
Recoveries	7	1	30	-	7	13	-	58
Ending balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968

March 31, 2010

Beginning balance	$2,668	$3,529	$2,594	$352	$4,592	$1,209	$2,030	$16,974
Provision for loan losses	2,973	1,099	6,219	71	4,206	1,640	(308)	15,900
Charge-offs	(2,466)	(36)	(3,800)	-	(3,737)	(1,282)	-	(11,321)
Recoveries	6	-	-	-	76	7	-	89
Ending balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
March 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$73	$2,615	$2,688	$7,818	$79,420	$87,238
Commercial real estate	686	4,913	5,599	22,824	330,256	353,080
Land	624	4,282	4,906	14,226	24,662	38,888
Multi-family	4	1,117	1,121	8,265	34,530	42,795
Real estate construction	18	394	412	7,613	18,178	25,791
Consumer	197	3,077	3,274	4,967	132,050	137,017
Unallocated	-	1,921	1,921	-	-	-
Total	$1,602	$18,319	$19,921	$65,713	$619,096	$684,809

March 31, 2011
Commercial business	$207	$1,615	$1,822	$3,382	$82,129	$85,511
Commercial real estate	59	4,685	4,744	8,976	355,712	364,688
Land	-	2,003	2,003	2,695	52,563	55,258
Multi-family	1,779	393	2,172	8,000	34,009	42,009
Real estate construction	-	820	820	4,206	23,179	27,385
Consumer	-	1,339	1,339	-	112,726	112,726
Unallocated	-	2,068	2,068	-	-	-
Total	$2,045	$12,923	$14,968	$27,259	$660,318	$687,577

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Beginning balance	$166	$185	$296
Net change in allowance for unfunded loan commitments	51	(19)	(111)
Ending balance	$217	$166	$185

Non-accrual loans: The following tables present an analysis of past due loans at the dates indicated (in thousands):

March 31, 2012	30-89 Days Past Due	Greater Than 90 Days (Non-Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$535	$3,930	$4,465	$82,773	$87,238	$-
Commercial real estate	5,733	13,950	19,683	333,397	353,080	-
Land	128	12,985	13,113	25,775	38,888	-
Multi-family	-	1,627	1,627	41,168	42,795	-
Real estate construction	-	7,756	7,756	18,035	25,791	-
Consumer	2,453	3,915	6,368	130,649	137,017	-
Total	$8,849	$44,163	$53,012	$631,797	$684,809	$-

March 31, 2011

Commercial business	$1,415	$2,871	$4,286	$81,225	$85,511	$-
Commercial real estate	2,112	1,385	3,497	361,191	364,688	-
Land	-	2,904	2,904	52,354	55,258	-
Multi-family	-	-	-	42,009	42,009	-
Real estate construction	-	4,206	4,206	23,179	27,385	-
Consumer	4,271	957	5,228	107,498	112,726	-
Total	$7,798	$12,323	$20,121	$667,456	$687,577	$-

Interest income foregone on non-accrual loans was $2.3 million, $1.9 million and $2.8 million for the years ended March 31, 2012, 2011 and 2010, respectively.

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

Doubtful - These loans have a risk rating of 8 and are rated in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	March 31, 2012		March 31, 2011
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial Business	3.97	$13,456	4.00	$4,920
Commercial Real Estate	3.88	35,077	3.66	8,909
Land	5.60	17,560	5.00	8,818
Multi-Family	4.06	8,265	4.06	4,679
Real estate Construction	4.51	7,756	4.96	8,106
Consumer (1)	7.00	3,915	7.00	957
Total	4.08	$86,029	3.93	$36,389

Total loans risk rated	$550,174		$573,506

  (1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
  (2) Classified loans includes loans under the credit quality indicator categories of substandard, doubtful and loss

Impaired loans: The following tables present an analysis of impaired loans at the dates indicated (in thousands):

March 31, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment

Commercial business	$4,790	$3,028	$7,818	$10,477	73	$6,400
Commercial real estate	12,704	10,120	22,824	25,359	686	17,102
Land	10,365	3,861	14,226	17,989	624	13,339
Multi-family	7,825	440	8,265	9,189	4	8,254
Real estate construction	7,009	604	7,613	13,796	18	6,700
Consumer	2,842	2,125	4,967	6,880	197	1,584
Total	$45,535	$20,178	$65,713	$83,690	1,602	$53,379
March 31, 2011

Commercial business	$1,024	$2,358	$3,382	$5,562	207	$5,593
Commercial real estate	750	8,226	8,976	9,221	59	9,979
Land	2,695	-	2,695	5,094	-	6,695
Multi-family	-	8,000	8,000	8,036	1,779	3,864
Real estate construction	4,206	-	4,206	8,474	-	10,950
Consumer	-	-	-	-	-	462
Total	$8,675	$18,584	$27,259	$36,387	2,045	$37,543

The related amount of interest income recognized on loans that were impaired was $2.2 million, $907,000 and $175,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

The following table presents troubled debt restructurings (“TDR”) at the date indicated:

	March 31, 2012
(In Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	10	$5,864	$5,018
Commercial real estate	3	4,158	2,966
Land	1	2,191	1,136
Multi-family	2	6,372	5,277
Consumer	4	1,739	1,683
Total	20	$20,324	$16,080

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent.  In these cases, the current fair value of the collateral, less selling costs is used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. There were no TDRs that were recorded in the twelve months ended March 31, 2011 or March 31, 2012 that subsequently defaulted.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2012	2011

Land	$3,213	$3,213
Buildings and improvements	11,987	11,968
Leasehold improvements	1,413	1,413
Furniture and equipment	10,046	9,985
Buildings under capitalized leases	2,715	2,715
Construction in progress	2,544	690
Total	31,918	29,984
Less accumulated depreciation and amortization	(14,850)	(13,884)
Premises and equipment, net	$17,068	$16,100

Depreciation expense was $1.5 million, $1.5 million and $1.7 million for the years ended March 31, 2012, 2011 and 2010, respectively. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2012, 2011 and 2010, the Company recorded $113,000 in amortization expense. At March 31, 2012 and 2011, accumulated amortization for the capital lease totaled $714,000 and $601,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2012, the deferred gain was $1.8 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2012 (in thousands):

Year Ending March 31:	Operating Lease	Capital Lease
2013	$1,767	$251
2014	1,662	251
2015	1,580	251
2016	1,595	251
2017	1,569	251
Thereafter	4,790	3,180
Total minimum lease payments	$12,963	4,435
Less amount representing interest		(1,922)
Present value of net minimum lease payments		$2,513

Rent expense was $1.8 million, $1.8 million and $1.7 million for the years ended March 31, 2012, 2011 and 2010, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2012	2011	2010
Balance at beginning of year, net	$27,590	$13,325	$14,171
Additions	7,050	22,822	19,644
Dispositions	(11,671)	(7,633)	(15,696)
Writedowns	(4,238)	(924)	(4,794)
Balance at end of year, net	$18,731	$27,590	$13,325

REO expenses for the year ended March 31, 2012 consisted of write-downs on existing REO properties of $4.2 million and operating expenses of $859,000. Net losses on dispositions of REO totaled $556,000 for the year ended March 31, 2012, and were included in other non-interest income in the accompanying Consolidated Statements of Operations.  REO expenses for the year ended March 31, 2011 consisted of write-downs on existing REO properties of $924,000, operating expenses of $893,000 and net gains on dispositions of REO totaled $386,000 for the year ended March 31, 2011. REO expenses for the year ended March 31, 2010 consisted of write-downs on existing REO properties of $4.8 million, operating expenses of $726,000 and losses on dispositions of REO of $902,000.

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

During the third quarter of fiscal 2012, the Company performed its annual goodwill impairment test to determine whether an impairment of its goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.  After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

An interim impairment test was not deemed necessary as of March 31, 2012, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2012	Weighted Average Rate	March 31, 2011
Non-interest-bearing	0.00%	$116,882	0.00%	$102,429
Interest checking	0.23	106,904	0.18	77,399
Money market	0.34	244,919	0.60	236,321
Savings accounts	0.25	45,741	0.35	37,231
Certificates of deposit	0.99	230,009	1.30	263,150
Total	0.47%	$744,455	0.71%	$716,530

The weighted average rate is based on interest rates at the end of the year.

Certificates of deposit in amounts of $100,000 or more totaled $142.0 million and $165.1 million at March 31, 2012 and 2011, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Interest checking	$281	$239	$331
Money market	1,049	1,846	2,360
Savings accounts	124	160	162
Certificate of deposit	2,903	4,324	6,782
Total	$4,357	$6,569	$9,635

11.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2012, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at March 31, 2012. As of March 31, 2012, the Company has deferred a total of $2.6 million of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.”  The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2012 and 2011, is included in prepaid expenses and other assets in the consolidated balance sheets.  The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2012:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(Dollars in thousands)
Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	1.83%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Fixed (2)	7.03%	7.03%	9/2037
		$ 22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%.

(2) The trust preferred securities bear a fixed quarterly interest rate for 60 months, at which time the rate begins to float on a quarterly basis based on the three-month LIBOR plus 1.35% until maturity.

12.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2012	2011	2010
Current	$(158)	$324	$18
Deferred	8,536	1,841	(3,295)
Total	$8,378	$2,165	$(3,277)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation	$512	$469
Loan loss reserve	7,149	5,373
Accrued expenses	245	265
Accumulated depreciation	568	518
Deferred gain on sale	402	460
Tax credit carryforwards	6,111	-
Net unrealized loss on securities available for sale	603	730
Impairment on investment security	233	233
REO expense	2,814	2,833
Non-compete	106	119
Other	367	205
Valuation allowance for deferred tax assets	(16,830)	-
Total deferred tax asset	2,280	11,205

Deferred tax liabilities:
FHLB stock dividend	(1,063)	(1,063)
Purchase accounting	(49)	(79)
Prepaid expense	(178)	(167)
Loan fees/costs	(387)	(449)
Total deferred tax liability	(1,677)	(1,758)
Deferred tax asset, net	$603	$9,447

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.5	1.5	1.5
ESOP market value adjustment	0.1	(0.2)	0.1
Interest income on municipal securities	0.1	(0.3)	0.4
Bank owned life insurance	0.9	(3.3)	2.5
Valuation adjustment	(72.5)	-	-
Other, net	(0.1)	1.7	(0.9)
Effective federal income tax rate	(36.0)%	33.4%	37.6%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2012, 2011 and 2010. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2012 and 2011 include base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized.  The amount of unrecognized deferred tax liability at March 31, 2012 and 2011 was $781,000.  This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987.  These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2012, the Company had a deferred tax asset of $4.9 million and $1.2 million for federal and state, net operating loss carryforwards, respectively, which will expire in 2032.

At March 31, 2012 and 2011, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2012 or 2011. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2008 to 2011 remain open to examination for federal income taxes, and years 2007 to 2011 remain open to State examination.

In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions. Positive evidence reviewed included long-term earnings history prior to recent economic downturn, recent improved performance trends, proven ability to utilize deferred tax credits, projection of future income, capital levels and net operating loss carryback availability. Negative evidence reviewed consisted primarily of the losses sustained by the Company during fiscal year 2012.

After considering both the positive and negative factors, management carried a valuation allowance for deferred taxes of $16.8 million as of March 31, 2012. The Company did not have a valuation allowance for deferred tax assets at March 31, 2011.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2012, 2011 and 2010 were $401,000, $399,000 and $401,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received.  Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 4.51%, 5.00% and 5.13% for the years ended March 31, 2012, 2011 and 2010, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2012 and 2011, the Company’s aggregate liability under the plan was $1.4 million and $1.3 million, respectively.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the

2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At March 31, 2012, there were options for 102,000 shares of the Company’s common stock available for future grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below.  The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the year ended March 31, 2012.  The Company granted 21,000 and 122,000 stock options during the years ended March 31, 2011 and 2010, respectively.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2012	-	-	-	-
Fiscal 2011	2.50%	6.25	45.05%	2.77%
Fiscal 2010	3.08%	6.25	37.55%	2.45%

The weighted average grant-date fair value of fiscal years 2011 and 2010 awards were $0.85 and $1.22, respectively.  As of March 31, 2012, unrecognized compensation cost related to nonvested stock options totaled $5,000.  The Company recognized pre-tax compensation expense related to stock options of $12,000, $77,000 and $112,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

The following table presents the activity related to options under all plans for the years indicated.

	Year Ended March 31,
	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	468,700	$9.00	465,700	$9.35	371,696	$10.99
Grants	-	-	21,000	2.39	122,000	3.82
Options exercised	-	-	-	-	-	-
Forfeited	(28,200)	11.17	(18,000)	10.26	(8,000)	10.82
Expired	-	-	-	-	(19,996)	5.50
Balance, end of period	440,500	$8.87	468,700	$9.00	465,700	$9.35

Additional information regarding options outstanding as of March 31, 2012 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$1.97 - $6.17	7.42	174,000	$4.14	167,400	$4.21
$6.51 - $6.88	0.10	20,000	6.76	20,000	6.76
$7.49 - $9.51	1.47	32,500	8.45	32,000	8.46
$10.10 - $10.83	4.65	9,000	10.37	9,000	10.37
$12.98 - $14.52	4.05	205,000	13.09	205,000	13.09
	5.02	440,500	$8.87	433,400	$8.97

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Stock options fully vested and expected to vest:
Number	439,825	466,525
Weighted average exercise price	$8.87	$9.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.02	5.98
Stock options fully vested and currently exercisable:
Number	433,400	446,900
Weighted average exercise price	$8.97	$9.22
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	4.97	5.85

 (1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the years ended March 31, 2012, 2011 and 2010, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $62,000, $64,000 and $73,000 for years ended March 31, 2012, 2011 and 2010, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2009	$858,000	221,697	740,887	962,584
Allocation December 31, 2009		(24,633)	24,633	-
Balance, March 31, 2010	$453,000	197,064	765,520	962,584
Allocation December 31, 2010		(24,633)	24,633	-
Balance, March 31, 2011	$524,000	172,431	790,153	962,584
Allocation December 31, 2011		(24,633)	24,633	-
Balance, March 31, 2012	$334,000	147,798	814,786	962,584

15.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s articles of incorporation authorize 250,000 shares of serial preferred stock.  No preferred shares were issued or outstanding at March 31, 2012 or 2011.

The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2012.

As of March 31, 2012, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below).

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital:
(To Risk-Weighted Assets)	$80,834	12.11%	$53,399	8.0%	$66,749	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	72,354	10.84	26,700	4.0	40,049	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	72,354	8.76	33,034	4.0	41,292	9.0	(1)
Tangible Capital:
(To Tangible Assets)	72,354	8.76	12,388	1.5	N/A	N/A

March 31, 2011
Total Capital:
(To Risk-Weighted Assets)	$101,002	14.61%	$55,312	8.0%	$69,140	12.0	% (1)
Tier 1 Capital:
(To Risk-Weighted Assets)	92,307	13.35	27,656	4.0	41,484	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	92,307	11.24	32,845	4.0	41,056	8.0	(1)
Tangible Capital:
(To Tangible Assets)	92,307	11.24	12,317	1.5	N/A	N/A

(1)
 The Bank agreed to establishing higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0%  in order to be deemed “well capitalized”.

(2)
 The Bank agreed to establishing higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 8.0% and a total risked-based capital ratio of not less than 12.0%  in order to be deemed “well capitalized”.

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s Consolidated Financial Statements as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2012 Consolidated Financial Statements.

The Company did not repurchase any shares of common stock for the years ended March 31, 2012, 2011 or 2010.

16.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes until they are committed to be released. For the years ended March 31, 2012, 2011 and 2010, stock options for 454,000, 465,000 and 414,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2012	2011	2010
Basic EPS computation:
Numerator-net income (loss)	$(31,657)	$4,315	$(5,444)
Denominator-weighted average common shares outstanding	22,318	18,341	10,721
Basic EPS	$(1.42)	$0.24	$(0.51)
Diluted EPS computation:
Numerator-net income (loss)	$(31,657)	$4,315	$(5,444)
Denominator-weighted average common shares outstanding	22,318	18,341	10,721
Effect of dilutive stock options	-	-	-
Weighted average common shares
and common stock equivalents (1)	22,318	18,341	10,721
Diluted EPS	$(1.42)	$0.24	$(0.51)

(1) For the year ended March 31, 2012 and 2010  the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

17.	FAIR VALUE MEASUREMENT

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

The following tables present assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at March 31, 2012, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,166	$-	$-	$1,166
Agency securities	4,999	-	4,999	-
Municipal bonds	149	-	149	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	329	-	329	-
FHLMC mortgage-backed securities	636	-	636	-
FNMA mortgage-backed securities	9	-	9	-

Total recurring assets measured at fair value	$7,288	$-	$6,122	$1,166

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2012 (in thousands). There were no transfers of assets in to or out of Level 3 for the year ended March 31, 2012.

For the Year Ended March 31, 2012

Balance at March 31, 2011	$916
Transfers in to Level 3	-
Included in earnings (1)	-
Included in other comprehensive income	250
Balance at March 31, 2012	$1,166

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

For Level 2 securities, the Company uses an independent pricing service to assist management in determining fair values of investment securities available-for-sale. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data from market research publications. Investments securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. The Company’s third-party pricing service has established processes for us to submit inquiries regarding quoted prices. The Company’s third-party pricing service will review the inputs to the evaluation in light of any new market data presented by us. The Company’s third-party pricing service may then affirm the original quoted price or may update the evaluation on a going forward basis.

Management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends and maintenance of an investment watch list. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value.

The Company has determined that the market for its single trust preferred pooled security was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as the Company’s future expectations of the capital markets.

The following table represents certain loans and REO, which were marked down to their fair value for the year ended March 31, 2012. The following assets are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at March 31, 2012, using
	Fair Value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$48,305	$-	$-	$48,305
Real estate owned	13,078	-	-	13,078
Total nonrecurring assets measured at fair value	$61,383	$-	$-	$61,383

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2012 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Loans measured for impairment	Appraised value	Adjustment for market conditions	0% - 11%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 11%

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

In determining the net realizable value of the underlying collateral, we primarily rely on third party appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. There were no additional adjustments made by the Company to impaired loans measured at fair value at March 31, 2012.

Impaired loans are reviewed and evaluated quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, we consider the fair value of impaired loans to be highly sensitive to changes in market conditions.

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

Management considers third party appraisals in determining the fair value of particular properties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions.

Management periodically reviews REO to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any additional write-downs based on re-evaluation of the property fair value are charged to non-interest expense. Because of the high degree of judgment required in estimating the fair value of REO and because of the relationship between fair value and general economic conditions, we consider the fair value of REO to be highly sensitive to changes in market conditions.

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

The estimated fair value of financial instruments is as follows (in thousands):

	Carry Value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs	Fair Value
March 31, 2012	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets:
Cash	$46,393	$46,393	$-	$-	$46,393
Certificates of deposit held for investment	41,473	-	41,767	-	41,767
Investment securities held to maturity	493	-	542	-	542
Investment securities available for sale	6,314	-	5,148	1,166	6,314
Mortgage-backed securities held to maturity	171	-	177	-	177
Mortgage-backed securities available for sale	974	-	974	-	974
Loans receivable, net	664,888	-	-	596,552	596,552
Loans held for sale	480	480	-	-	480
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350
Mortgage servicing rights	278	-	767	-	767

Liabilities:
Demand – savings deposits	$514,446	$-	$514,446	$-	$514,446
Time deposits	230,009	-	231,631	-	231,631
Junior subordinated debentures	22,681	-	-	9,831	9,831

March 31, 2011
Assets:
Cash	$51,752	$51,752	$-	$-	$51,752
Certificates of deposit held for investment	14,900	-	15,006	-	15,006
Investment securities held to maturity	506	-	556	-	556
Investment securities available for sale	6,320	-	5,404	916	6,320
Mortgage-backed securities held to maturity	190	-	199	-	199
Mortgage-backed securities available for sale	1,777	-	1,777	-	1,777
Loans receivable, net	672,609	-		575,027	575,027
Loans held for sale	173	173	-	-	173
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350
Mortgage servicing rights	396	-	970	-	970

Liabilities:
Demand – savings deposits	$453,380	$-	$453,380	$-	$453,380
Time deposits	263,150	-	265,079	-	265,079
Junior subordinated debentures	22,681	-	-	13,574	13,574

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred investment was determined using a discounted cash flow method (see also Note 17 – Fair Value Measurements).

Loans Receivable and Loans Held for Sale – Performing and noncriticized loans were priced using a discounted cash flow analysis. Nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The fair value of loans held for sale was based on the loans carrying value as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value is likely.

Mortgage Servicing Rights - The fair value of MSRs was determined using the Company’s model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term. Key economic assumptions that vary due to changes in market interest rates are used to determine the fair value of the MSRs and include expected prepayment speeds, which impact the average life of the portfolio, annual service cost, annual ancillary income and the discount rate used in valuing the cash flows. At March 31, 2012, the MSRs fair value totaled $767,000 which was estimated using a range of prepayment speed assumptions values that ranged from 110 to 781.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2012 and 2011. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

19.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2012, the Company had outstanding commitments to extend credit totaling $22.5 million, unused lines of credit totaling $55.4 million and undisbursed construction loans totaling $7.1 million.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2012 and 2011, standby letters of credit totaled $1.1 million.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2012, loans under warranty totaled $90.7 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the Consolidated Financial Statements. At March 31, 2012, the Company had firm commitments to sell $1.6 million of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2012, 2011 and 2010.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

20.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2012 AND 2011
(In thousands)	2012	2011
ASSETS
Cash and cash equivalents (including interest earning accounts of $2,856 and $4,000)	$2,904	$4,059
Investment in the Bank	96,348	116,750
Real estate owned – held for investment	-	8,328
Other assets	1,694	1,808
TOTAL ASSETS	$100,946	$130,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$2,658	$1,305
Deferred income taxes	-	15
Borrowings	22,681	22,681
Shareholders' equity	75,607	106,944
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,946	$130,945

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010
(In thousands)	2012	2011	2010
INCOME:
Dividend income from Bank	$-	$-	$300
Interest on investment securities and other short-term investments	40	44	37
Interest on loan receivable from the Bank	59	68	77
Total income	99	112	414
EXPENSE:
Management service fees paid to the Bank	142	143	143
Other expenses	3,624	1,316	1,318
Total expense	3,766	1,459	1,461
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(3,667)	(1,347)	(1,047)
PROVISION (BENEFIT) FOR INCOME TAXES	81	(458)	(458)
LOSS OF PARENT COMPANY	(3,748)	(889)	(589)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	(27,909)	5,204	(4,855)
NET INCOME (LOSS)	$(31,657)	$4,315	$(5,444)

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,657)	$4,315	$(5,444)
Adjustments to reconcile net income (loss) cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of the Bank	27,909	(5,204)	4,855
Provision (benefit) for deferred income taxes	(15)	10	(7)
Writedown of real estate owned	1,997	-	-
Earned ESOP shares	62	64	73
Stock based compensation	12	77	112
Changes in assets and liabilities
Other assets	114	(43)	(413)
Accrued expenses and other liabilities	1,382	1,209	(91)
Net cash provided by (used in) operating activities	(196)	428	(915)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate held for investment	-	(8,328)	-
Proceeds from sale of real estate owned	1,041	-	-
Additional investment in subsidiary	(2,000)	(7,000)	-
Net cash used in investing activities	(959)	(15,328)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	18,769	-
Net cash provided by financing activities	-	18,769	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,155)	3,869	(915)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,059	190	1,105
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,904	$4,059	$190

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of real estate owned	$5,290	$-	$-

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2012:
Interest income	$9,310	$9,829	$9,965	$10,428
Interest expense	1,295	1,442	1,530	1,598
Net interest income	8,015	8,387	8,435	8,830
Provision for loan losses	17,500	8,100	2,200	1,550
Non-interest income	1,561	1,530	1,832	1,904
Non-interest expense	8,229	10,192	7,845	8,157
Income before income taxes	(16,153)	(8,375)	222	1,027
Provision for income taxes	(196)	8,220	41	313

Net income (loss) (2)	$(15,957)	$(16,595)	$181	$714

Basic earnings (loss) per share (1)	$(0.71)	$(0.74)	$0.01	$0.03

Diluted earnings (loss) per share (1)	$(0.71)	$(0.74)	$0.01	$0.03
Fiscal 2011:
Interest income	$10,388	$10,733	$10,789	$11,304
Interest expense	1,701	1,926	2,139	2,286
Net interest income	8,687	8,807	8,650	9,018
Provision for loan losses	500	1,600	1,675	1,300
Non-interest income	1,739	1,864	2,050	2,236
Non-interest expense	8,566	8,253	7,412	7,265
Income before income taxes	1,360	818	1,613	2,689
Provision for income taxes	506	239	496	924

Net income	$854	$579	$1,117	$1,765

Basic earnings per share (1)	$0.04	$0.03	$0.06	$0.16

Diluted earnings per share (1)	$0.04	$0.03	$0.06	$0.16

(1)	Quarterly earnings per share may vary from annual earnings per share due to rounding.

(2)	Increase in the quarter-ended December 31, 2011 due to the increase in the allowance for loan losses and the establishment of a valuation allowance on deferred tax assets. Increase in the quarter-ended March 31, 2012 due to the increase in the allowance for loan losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2012, were not effective because of the material weakness in our internal control over financial reporting, as described below.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of March 31, 2012, a material weakness existed related to the timely monitoring, documentation and valuation of loans. The Company has since taken steps to correct these control deficiencies, including the implementation of tracking systems to identify required loan reviews and the receipt of appraisals.

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2012, the Company’s internal control over financial reporting were not effective based on those criteria.

(c) Changes in Internal Controls:  Changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, were made subsequent to the quarter ended March 31, 2012, and have been described above. There were no other changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2012 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Edward R. Geiger, Bess R. Wills and Jerry C. Olson.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards.  The Company’s Board of Directors has Mr. Geiger, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	328,000	$ 8.35	102,154
1998 Stock Option Plan	112,500	8.29	-

Equity compensation plans not approved by security holders:	-	-	-

Total	440,500		102,154

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)     1.  Financial Statements
See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Bylaws of the Registrant (1)
	4	Form of Certificate of Common Stock of the Registrant (1)
	10.1	Form of Employment Agreement between the Bank and each of Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
	10.2	Employee Severance Compensation Plan (3)
	10.3	Employee Stock Ownership Plan (4)
	10.4	1998 Stock Option Plan (5)
	10.5	2003 Stock Option Plan (6)
	10.6	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	10.7	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
	11	Statement of recomputation of per share earnings (See Note 16 of the Notes to Consolidated Financial Statements contained herein.)
	21	Subsidiaries of Registrant (8)
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets as of March 31, 2012 and 2011; (b) Consolidated Statements of Operations for the Years Ended March 31, 2012, 2011 and 2010; (c) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2012, 2011 and 2010 (d) Consolidated Statements of Equity for the Years Ended March 31, 2012, 2011 and 2010 (e) Consolidated Statements of Cash Flows for the Years Ended March 31, 2012, 2011 and 2010; and (f) Notes to Consolidated Financial Statements (9)

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

RIVERVIEW BANCORP, INC.

Date: June 15, 2012	By: /s/ Patrick Sheaffer
Patrick Sheaffer Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Sheaffer	By:	/s/ Ronald A. Wysaske
	Patrick Sheaffer		Ronald A. Wysaske
	Chairman of the Board and		President and Chief Operating Officer
	Chief Executive Officer		Director
(Principal Executive Officer)

Date:	June 15, 2012	Date:	June 15, 2012

By:	/s/ Kevin J. Lycklama	By:	/s/ Bess R. Wills
	Kevin J. Lycklama		Bess R. Wills
	Executive Vice President and		Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 15, 2012	Date:	June 15, 2012

By:	/s/ Gary R. Douglass	By:	/s/Edward R. Geiger
	Gary R. Douglass		Edward R. Geiger
	Director		Director

Date:	June 15, 2012	Date:	June 15, 2012

By:	/s/ Michael D. Allen	By:	/s/ Jerry C. Olson
	Michael D. Allen		Jerry C. Olson
	Director		Director

Date:	June 15, 2012	Date:	June 15, 2012

By:	/s/ Gerald L. Nies
Gerald L. Nies Director

Date:	June 15, 2012

EXHIBIT INDEX

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following materials from Riverview Bancorp Inc.’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets as of March 31, 2012 and 2011; (b) Consolidated Statements of Operations for the Years Ended March 31, 2012, 2011 and 2010; (c) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2012, 2011 and 2010 (d) Consolidated Statements of Equity for the Years Ended March 31, 2012, 2011 and 2010 (e) Consolidated Statements of Cash Flows for the Years Ended March 31, 2012, 2011 and 2010; and (f) Notes to Consolidated Financial Statements