Form 10-Q
period 2012-06-30
RIVERVIEW BANCORP INC
filed 2012-08-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of August 13, 2012.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012	2

	Consolidated Statements of Operations Three Months Ended June 30, 2012 and 2011	3

	Consolidated Statements of Comprehensive Income (Loss) Three Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Equity Three Months Ended June 30, 2012 and 2011	5

	Consolidated Statements of Cash Flows Three Months Ended June 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements	7-22

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-37

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II.	Other Information	39-40

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		41

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s financial condition and results of operations as well as its stock price performance.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND MARCH 31, 2012
(In thousands, except share and per share data) (Unaudited)	June 30, 2012	March 31, 2012
ASSETS
Cash (including interest-earning accounts of $58,539 and $33,437)	$71,362	$46,393
Certificates of deposit held for investment	40,975	41,473
Loans held for sale	100	480
Investment securities held to maturity, at amortized cost (fair value of $534 and $542)	487	493
Investment securities available for sale, at fair value (amortized cost of $8,116 and $8,123)	6,291	6,314
Mortgage-backed securities held to maturity, at amortized cost (fair value of $173 and $177)	168	171
Mortgage-backed securities available for sale, at fair value (amortized cost of $787 and $940)	813	974
Loans receivable (net of allowance for loan losses of $20,972 and $19,921)	597,138	664,888
Real estate and other personal property owned	22,074	18,731
Prepaid expenses and other assets	4,550	6,362
Accrued interest receivable	2,084	2,158
Federal Home Loan Bank stock, at cost	7,350	7,350
Premises and equipment, net	17,887	17,068
Deferred income taxes, net	612	603
Mortgage servicing rights, net	448	278
Goodwill	25,572	25,572
Core deposit intangible, net	118	137
Bank owned life insurance	16,701	16,553
TOTAL ASSETS	$814,730	$855,998
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$705,892	$744,455
Accrued expenses and other liabilities	8,675	9,398
Advanced payments by borrowers for taxes and insurance	605	800
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,495	2,513
Total liabilities	740,348	779,847

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
June 30, 2012 – 22,471,890 issued and outstanding	225	225
March 31, 2012 – 22,471,890 issued and outstanding
Additional paid-in capital	65,593	65,610
Retained earnings	9,756	11,536
Unearned shares issued to employee stock ownership trust	(567)	(593)
Accumulated other comprehensive loss	(1,187)	(1,171)
Total shareholders’ equity	73,820	75,607

Noncontrolling interest	562	544
Total equity	74,382	76,151
TOTAL LIABILITIES AND EQUITY	$814,730	$855,998

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS	Three Months Ended June 30,
(In thousands, except share and per share data) (Unaudited)	2012	2011
INTEREST INCOME:
Interest and fees on loans receivable	$9,045	$10,280
Interest on investment securities – taxable	53	45
Interest on investment securities – non-taxable	8	12
Interest on mortgage-backed securities	8	16
Other interest and dividends	129	75
Total interest and dividend income	9,243	10,428

INTEREST EXPENSE:
Interest on deposits	823	1,230
Interest on borrowings	349	368
Total interest expense	1,172	1,598
Net interest income	8,071	8,830
Less provision for loan losses	4,000	1,550
Net interest income after provision for loan losses	4,071	7,280

NON-INTEREST INCOME:
Fees and service charges	1,057	1,042
Asset management fees	604	625
Net gain on sale of loans held for sale	727	23
Bank owned life insurance	149	151
Other	(97)	63
Total non-interest income	2,440	1,904

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,793	4,511
Occupancy and depreciation	1,234	1,163
Data processing	314	288
Amortization of core deposit intangible	19	22
Advertising and marketing expense	219	245
FDIC insurance premium	287	273
State and local taxes	148	179
Telecommunications	121	107
Professional fees	421	339
Real estate owned expenses	939	430
Other	781	600
Total non-interest expense	8,276	8,157

INCOME (LOSS) BEFORE INCOME TAXES	(1,765)	1,027
PROVISION FOR INCOME TAXES	15	313
NET INCOME (LOSS)	$(1,780)	$714

Earnings (loss) per common share:
Basic	$(0.08)	$0.03
Diluted	(0.08)	0.03
Weighted average number of shares outstanding:
Basic	22,333,329	22,308,696
Diluted	22,333,329	22,309,353

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except share data) (Unaudited)	2012	2011

Net income (loss)	$(1,780)	$714

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities, net	(16)	139

Noncontrolling interest	18	16
Total comprehensive income (loss)	$(1,778)	$869

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Common Stock		Additional		Unearned Shares Issued to Employee Stock	Accumulated Other
(In thousands, except share data) (Unaudited)	Shares	Amount	Paid-In Capital	Retained Earnings	Ownership Trust	Comprehensive Loss	Noncontrolling Interest	Total

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Net income	-	-	-	714	-	-	-	714
Stock option expense	-	-	3	-	-	-	-	3
Earned ESOP shares	-	-	(8)	-	26	-	-	18
Unrealized holding gain on securities available for sale	-	-	-	-	-	139	-	139
Noncontrolling interest	-	-	-	-	-	-	16	16

Balance June 30, 2011	22,471,890	$225	$65,634	$43,907	$(670)	$(1,278)	$481	$108,299

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net loss	-	-	-	(1,780)	-	-	-	(1,780)
Stock option expense	-	-	1	-	-	-	-	1
Earned ESOP shares	-	-	(18)	-	26	-	-	8
Unrealized holding loss on securities available for sale	-	-	-	-	-	(16)	-	(16)
Noncontrolling interest	-	-	-	-	-	-	18	18

Balance June 30, 2012	22,471,890	$225	$65,593	$9,756	$(567)	$(1,187)	$562	$74,382

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands) (Unaudited)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,780)	$714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	446	456
Provision for loan losses	4,000	1,550
Noncash expense related to ESOP	8	18
Decrease in deferred loan origination fees, net of amortization	(66)	(12)
Origination of loans held for sale	(2,716)	(818)
Proceeds from sales of loans held for sale	3,375	808
Stock based compensation expense	1	3
Writedown of real estate owned	787	211
Net gain on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(563)	(16)
Income from bank owned life insurance	(149)	(151)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,684	(138)
Accrued interest receivable	74	29
Accrued expenses and other liabilities	(682)	(518)
Net cash provided by operating activities	4,419	2,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	26,338	(6,789)
Proceeds from sale of loans	31,394	-
Principal repayments on investment securities available for sale	6	21
Principal repayments on investment securities held to maturity	6	7
Principal repayments on mortgage-backed securities available for sale	153	235
Principal repayments on mortgage-backed securities held to maturity	3	5
Purchase of premises and equipment and capitalized software	(1,180)	(148)
Purchase of certificates of deposits held for investment, net	498	(3,975)
Capitalized improvements related to real estate owned	-	(207)
Proceeds from sale of real estate owned and premises and equipment	2,108	929
Net cash provided by (used in) investing activities	59,326	(9,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(38,563)	26,329
Principal payments under capital lease obligation	(18)	(11)
Net decrease in advance payments by borrowers	(195)	(274)
Net cash provided by (used in) financing activities	(38,776)	26,044

NET INCREASE IN CASH	24,969	18,258
CASH, BEGINNING OF PERIOD	46,393	51,752
CASH, END OF PERIOD	$71,362	$70,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$834	$1,226

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$8,490	$775
Transfer of real estate owned to loans	2,104	214
Fair value adjustment to securities available for sale	(25)	210
Income tax effect related to fair value adjustment	9	(71)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2012 (“2012 Form 10-K”). The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (the “Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At June 30, 2012, there were options for 102,000 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the periods shown.

	Three Months Ended June 30, 2012
	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	440,500	$8.87
Grants	-	-
Forfeited	-
Expired	(20,000)	6.76
Balance, end of period	420,500	$8.97

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Stock options fully vested and expected to vest:
Number	419,950	466,775
Weighted average exercise price	$8.97	$9.01
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	5.00	5.73
Stock options fully vested and currently exercisable:
Number	413,900	448,400
Weighted average exercise price	$9.07	$9.23
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	4.96	5.60

(1)   The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

Stock-based compensation expense related to stock options for the three months ended June 30, 2012 and 2011 was $1,000 and $3,000, respectively. As of June 30, 2012, there was $4,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. There were no stock options granted during the three months ended June 30, 2012.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed exercise of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three months ended June 30, 2012 and 2011, stock options for 428,000 and 468,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended June 30,
	2012	2011
Basic EPS computation:
Numerator-net income (loss)	$(1,780,000)	$714,000
Denominator-weighted average common shares outstanding	22,333,329	22,308,696
Basic EPS	$(0.08)	$0.03
Diluted EPS computation:
Numerator-net income (loss)	$(1,780,000)	$714,000
Denominator-weighted average common shares outstanding	22,333,329	22,308,696
Effect of dilutive stock options	-	657
Weighted average common shares
and common stock equivalents (1)	22,333,329	22,309,353
Diluted EPS	$(0.08)	$0.03
(1) For the three months ended June 30, 2012, the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

5.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Municipal bonds	$487	$47	$-	$534

March 31, 2012
Municipal bonds	$493	$49	$-	$542

The contractual maturities of investment securities held to maturity are as follows (in thousands):

June 30, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	487	534
Due after ten years	-	-
Total	$487	$534

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Trust preferred	$2,974	$-	$(1,847)	$1,127
Agency securities	5,000	22	-	5,022
Municipal bonds	142	-	-	142
Total	$8,116	$22	$(1,847)	$6,291

March 31, 2012
Trust preferred	$2,974	$-	$(1,808)	$1,166
Agency securities	5,000	-	(1)	4,999
Municipal bonds	149	-	-	149
Total	$8,123	$-	$(1,809)	$6,314

The contractual maturities of investment securities available for sale are as follows (in thousands):
June 30, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	5,000	5,022
Due after five years through ten years	-	-
Due after ten years	3,116	1,269
Total	$8,116	$6,291

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows (in thousands):
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012

Trust preferred	$-	$-	$1,127	$(1,847)	$1,127	$(1,847)

March 31, 2012

Trust preferred	$-	$-	$1,166	$(1,808)	$1,166	$(1,808)
Agency securities	4,999	(1)	-	-	4,999	(1)
Total	$4,999	$(1)	$1,166	$(1,808)	$6,165	$(1,809)

At June 30, 2012, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 19 other holding companies. The Company holds the mezzanine tranche of this security. Four of the issuers in this pool have defaulted (representing 38% of the remaining collateral), and six other issuers are currently in deferral (27% of the remaining collateral). The Company has estimated an expected default rate of 45% for this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying banks. The Company estimates that a default rate of 46% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 22% to estimate the fair value of this security. There was no excess subordination on this security.

During the three months ended June 30, 2012, the Company determined that there was no additional OTTI charge on the above pooled trust preferred security. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company realized no gains or losses on sales of investment securities for the three months ended June 30, 2012 and 2011. There were no investment securities pledged as collateral by the Bank at June 30, 2012 and March 31, 2012.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
FHLMC mortgage-backed securities	$68	$3	$-	$71
FNMA mortgage-backed securities	100	2	-	102
Total	$168	$5	$-	$173
March 31, 2012
FHLMC mortgage-backed securities	$69	$4	$-	$73
FNMA mortgage-backed securities	102	2	-	104
Total	$171	$6	$-	$177

The contractual maturities of mortgage-backed securities classified as held to maturity are as follows (in thousands):

June 30, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	3	3
Due after five years through ten years	-	-
Due after ten years	165	170
Total	$168	$173

Mortgage-backed securities held to maturity with an amortized cost of $67,000 and $69,000 and a fair value of $69,000 and $71,000 at June 30, 2012 and March 31, 2012, respectively, were pledged as collateral for governmental public funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following (in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$296	$8	$-	$304
FHLMC mortgage-backed securities	484	18	-	502
FNMA mortgage-backed securities	7	-	-	7
Total	$787	$26	$-	$813
March 31, 2012
Real estate mortgage investment conduits	$319	$10	$-	$329
FHLMC mortgage-backed securities	613	23	-	636
FNMA mortgage-backed securities	8	1	-	9
Total	$940	$34	$-	$974

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):
June 30, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	574	595
Due after five years through ten years	-	-
Due after ten years	213	218
Total	$787	$813

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $639,000 and $744,000 and a fair value of $663,000 and $776,000 at June 30, 2012 and March 31, 2012, respectively, were pledged as collateral for government public funds held by the Bank. The real estate mortgage investment conduits consist of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) securities.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Commercial and construction
Commercial business	$79,795	$87,238
Other real estate mortgage	415,320	434,763
Real estate construction	15,447	25,791
Total commercial and construction	510,562	547,792

Consumer
Real estate one-to-four family	105,298	134,975
Other installment	2,250	2,042
Total consumer	107,548	137,017

Total loans	618,110	684,809

Less: Allowance for loan losses	20,972	19,921
Loans receivable, net	$597,138	$664,888

The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At June 30, 2012, loans carried at $478.9 million were pledged as collateral to the FHLB and FRB for borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of June 30, 2012 and March 31, 2012, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

Commercial business, commercial real estate, multi-family, construction and land acquisition and development loans are considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

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

The following tables present a reconciliation of the allowance for loan losses (in thousands):

Three months ended June 30, 2012	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for loan losses	480	2,957	(105)	208	142	201	117	4,000
Charge-offs	(624)	(934)	(874)	(384)	(75)	(156)	-	(3,047)
Recoveries	32	-	31	-	1	34	-	98
Ending balance	$2,576	$7,622	$3,958	$945	$480	$3,353	$2,038	$20,972

Three months ended June 30, 2011

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	464	(172)	1,804	(9)	(21)	222	(738)	1,550
Charge-offs	(453)	-	-	-	-	(15)	-	(468)
Recoveries	8	-	-	-	-	1	-	9
Ending balance	$1,841	$4,572	$3,807	$2,163	$799	$1,547	$1,330	$16,059

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
June 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$127	$2,449	$2,576	$5,017	$74,778	$79,795
Commercial real estate	681	6,941	7,622	23,163	323,077	346,240
Land	76	3,882	3,958	6,059	23,072	29,131
Multi-family	20	925	945	10,437	29,512	39,949
Real estate construction	25	455	480	1,871	13,576	15,447
Consumer	475	2,878	3,353	5,143	102,405	107,548
Unallocated	-	2,038	2,038	-	-	-
Total	$1,404	$19,568	$20,972	$51,690	$566,420	$618,110

	Allowance for loan losses			Recorded investment in loans
March 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$73	$2,615	$2,688	$7,818	$79,420	$87,238
Commercial real estate	686	4,913	5,599	22,824	330,256	353,080
Land	624	4,282	4,906	14,226	24,662	38,888
Multi-family	4	1,117	1,121	8,265	34,530	42,795
Real estate construction	18	394	412	7,613	18,178	25,791
Consumer	197	3,077	3,274	4,967	132,050	137,017
Unallocated	-	1,921	1,921	-	-	-
Total	$1,602	$18,319	$19,921	$65,713	$619,096	$684,809

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $470,000 and $281,000 during the three months ended June 30, 2012 and 2011, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

June 30, 2012	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$482	$2,136	$2,618	$77,177	$79,795	$-
Commercial real estate	5,468	16,701	22,169	324,071	346,240	-
Land	-	4,184	4,184	24,947	29,131	-
Multi-family	-	7,207	7,207	32,742	39,949	-
Real estate construction	-	2,014	2,014	13,433	15,447	-
Consumer	2,037	4,540	6,577	100,971	107,548	-
Total	$7,987	$36,782	$44,769	$573,341	$618,110	$-

March 31, 2012

Commercial business	$535	$3,930	$4,465	$82,773	$87,238	$-
Commercial real estate	5,733	13,950	19,683	333,397	353,080	-
Land	128	12,985	13,113	25,775	38,888	-
Multi-family	-	1,627	1,627	41,168	42,795	-
Real estate construction	-	7,756	7,756	18,035	25,791	-
Consumer	2,453	3,915	6,368	130,649	137,017	-
Total	$8,849	$44,163	$53,012	$631,797	$684,809	$-

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

Pass - These loans have risk rating between 1 and 4 and are to borrowers that meet normal credit standards.  Any deficiencies in satisfactory asset quality, liquidity, debt servicing capacity and coverage are offset by strengths in other areas. The borrower currently has the capacity to perform according to the loan terms. Any concerns about risk factors such as stability of margins, stability of cash flows, liquidity, dependence on a single product/supplier/customer, depth of management, etc., are offset by strength in other areas. Typically, the operating assets of the company and/or real estate will secure these loans. Management of borrowers of loans with this rating is considered competent. The borrower has the ability to repay the debt in the normal course of business.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	June 30, 2012		March 31, 2012
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial business	3.90	$10,132	3.97	$13,456
Commercial real estate	4.05	50,771	3.88	35,077
Land	4.89	6,370	5.60	17,560
Multi-family	4.22	10,436	4.06	8,265
Real estate construction	3.80	2,014	4.51	7,756
Consumer (1)	7.00	4,540	7.00	3,915
Total	4.10	$84,263	4.08	$86,029

Total loans risk rated	$514,879		$550,174

  (1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
  (2) Classified loans include loans under the credit quality indicator categories of substandard, doubtful and loss.

Impaired loans: A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired are, but not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard, on non-accrual status or trouble debt restructures (“TDRs”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan, the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and has not had an appraisal performed in the last three months, the Company obtains an updated market valuation. Thereafter, the Company obtains an updated market valuation of the impaired loan on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value of impaired loan smay have declined.

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

June 30, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment

Commercial business	$4,033	$984	$5,017	$5,586	$127	$6,417
Commercial real estate	11,005	12,158	23,163	25,929	681	22,994
Land	3,900	2,159	6,059	6,480	76	10,143
Multi-family	9,999	438	10,437	11,408	20	9,351
Real estate construction	1,267	604	1,871	5,220	25	4,742
Consumer	1,740	3,403	5,143	5,741	475	5,055
Total	$31,944	$19,746	$51,690	$60,364	$1,404	$58,702

March 31, 2012

Commercial business	$4,790	$3,028	$7,818	$10,477	$73	$6,400
Commercial real estate	12,704	10,120	22,824	25,359	686	17,102
Land	10,365	3,861	14,226	17,989	624	13,339
Multi-family	7,825	440	8,265	9,189	4	8,254
Real estate construction	7,009	604	7,613	13,796	18	6,700
Consumer	2,842	2,125	4,967	6,880	197	1,584
Total	$45,535	$20,178	$65,713	$83,690	$1,602	$53,379

The related amount of interest income recognized on loans that were impaired was $243,000 and $291,000 during the three months ended June 30, 2012 and 2011, respectively.

The following table presents newly restructured loans that occurred during the three months ended June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	1	$301	$301	1	$501	$500
Commercial real estate (1)	2	1,973	1,649	-	-	-
Land (1)	3	2,340	1,964	-	-	-
Multi-family (1)	1	3,278	3,201	-	-	-
Consumer	2	1,971	1,945	-	-	-
Total	9	$9,863	$9,060	1	$501	$500

(1)     Original loan was a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restricted loans.

Trouble debt restructures (“TDRs”) are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent.  In these cases, the current fair value of the collateral, less selling costs is used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan.  When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. There were no TDRs that were recorded in the twelve months prior to June 30, 2012 or 2011 that subsequently defaulted in the three months ended June 30, 2012 or 2011.

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

The Company determined an interim impairment test was necessary as of June 30, 2012 based upon the sustained decline in the Company’s stock price. The Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, we have not completed the step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. We expect to finalize our goodwill impairment analysis during the second fiscal quarter. No assurance can be given that the Company will not be required to record an impairment loss on goodwill then or in the future.

10.	JUNIOR SUBORDINATED DEBENTURE

At June 30, 2012, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares its our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through June 30, 2012. As of June 30, 2012 and March 31, 2012, the Company has deferred a total of $2.9 million and $2.6 million, respectively, of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at June 30, 2012 and March 31, 2012, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at June 30, 2012 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.83%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.82%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis (in thousands).

		Fair value measurements at June 30, 2012, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale
Trust preferred	$1,127	$-	$-	$1,127
Agency securities	5,022	-	5,022	-
Municipal bonds	142	-	142	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	304	-	304	-
FHLMC mortgage-backed securities	502	-	502	-
FNMA mortgage-backed securities	7	-	7	-
Total recurring assets measured at fair value	$7,104	$-	$5,977	$1,127

The following tables presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012 and 2011 (in thousands).  There were no transfers of assets in to or out of Level 3 for the three months ended June 30, 2012 and 2011.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
	Available for sale securities	Available for sale securities

Beginning balance	$1,166	$916
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	(39)	72
Ending balance	$1,127	$988

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investment securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. The Compnay’s Level 3 assets consist of a single pooled trust preferred security.

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures during the three months ended June 30, 2012. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at June 30, 2012, using
	Fair value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$22,692	$-	$-	$22,692
Real estate owned	14,157	-	-	14,157
Total nonrecurring assets measured at fair value	$36,849	$-	$-	$36,849

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at June 30, 2012 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Loans measured for impairment	Appraised value	Adjustment for market conditions	0% to 9%

Real estate owned	Appraised value	Adjustment for market conditions	0% to 13%

The following method was used to estimate the fair value of each class of financial instrument above:

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. For information regarding the Company’s method for estimating the fair value of impaired loans, see Note 8 – Allowance for Loan Losses.

In determining the net realizable value of the underlying collateral, the Company primarily relies on third party appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, condition and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company in consideration of charges that may be incurred in the event of foreclosure and are based on management’s historical knowledge, changes in business factors and changes in market conditions. There were no additional adjustments made by the Company to impaired loans measured at fair value at June 30, 2012.

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

Management considers third party appraisals in determining the fair value of particular properties. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and include consideration for variations in location, size, and income production capacity of the property. Additionally, the appraisals are periodically further adjusted by the Company based on management’s historical knowledge, changes in business factors and changes in market conditions.

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

12.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board issued ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which temporarily defers the effective date for disclosures related to reclassification adjustments within accumulated other comprehensive income and should continue to report reclassifications out of accumulated other comprehensive income consistent within the presentation requirements in effect before ASU No. 2011-05. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

The estimated fair value of financial instruments is as follows (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
June 30, 2012	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value
Assets:
Cash	$71,362	$71,362	$-	$-	$71,362
Certificates of deposit held for investment	40,975	-	41,213	-	41,213
Investment securities held to maturity	487	-	534	-	534
Investment securities available for sale	6,291	-	5,164	1,127	6,291
Mortgage-backed securities held to maturity	168	-	173	-	173
Mortgage-backed securities available for sale	813	-	813	-	813
Loans receivable, net	597,138	-	-	539,201	539,201
Loans held for sale	100	100	-	-	100
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350

Liabilities:
Demand – savings deposits	$491,586	$-	$491,586	$-	$491,586
Time deposits	214,306	-	215,899	-	215,899
Junior subordinated debentures	22,681	-	-	8,573	8,573

March 31, 2012
Assets:
Cash	$46,393	$46,393	$-	$-	$46,393
Certificates of deposit held for investment	41,473	-	41,767	-	41,767
Investment securities held to maturity	493	-	542	-	542
Investment securities available for sale	6,314	-	5,148	1,166	6,314
Mortgage-backed securities held to maturity	171	-	177	-	177
Mortgage-backed securities available for sale	974	-	974	-	974
Loans receivable, net	664,888	-	-	596,552	596,552
Loans held for sale	480	480	-	-	480
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350

Liabilities:
Demand – savings deposits	$514,446	$-	$514,446	$-	$514,446
Time deposits	230,009	-	231,631	-	231,631
Junior subordinated debentures	22,681	-	-	9,831	9,831

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

Investments and Mortgage-Backed Securities – Fair values were based on quoted market rates and dealer quotes. The fair value of the trust preferred security was determined using a discounted cash flow method (see also Note 11 – Fair Value Measurement).

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

Federal Home Loan Bank stock – The carrying amount approximates the estimated fair value of this investment.

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

At June 30, 2012, a schedule of significant off-balance sheet commitments are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$1,021
Fixed-rate	5,776
Standby letters of credit	932
Undisbursed loan funds, and unused lines of credit	62,265
Total	$69,994

At June 30, 2012, the Company had firm commitments to sell $1.9 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At June 30, 2012, loans under warranty totaled $119.6 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability has been recorded in the consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies and estimates are discussed in our 2012 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2012 Form 10-K.

Regulatory Developments and Significant Events

In January 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”), at the time the Bank’s primary regulator. Following the transfer of the responsibilities and authority of the OTS to the OCC on July 21, 2011, the MOU was enforced by the OCC. On January 25, 2012, the Bank entered into a formal written agreement (“Agreement”) with the OCC. Upon effectiveness of the Agreement, the MOU was terminated by the OCC. The Agreement will remain in effect and is enforceable until modified, waived or terminated in writing by the OCC.

Entry into the Agreement does not change the Bank’s “well capitalized” status. The Agreement is based on the findings of the OCC during its on-site examination of the Bank as of June 30, 2011 (“OCC Exam”). Since the completion of the OCC Exam, the Bank’s Board of Directors (“Board”) and its management have successfully implemented initiatives and strategies to address and resolve a number of the issues noted in the Agreement. The Bank continues to work in cooperation with its regulators to bring its policies and procedures into conformity with the requirements contained in the Agreement.

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

The Bank’s Board must ensure that the Bank has the processes, personnel and control systems in place to ensure implementation of, and adherence to, the requirements of the Agreement.  In connection with this requirement, the Bank’s Board has appointed a compliance committee to submit reports to the OCC and to monitor and coordinate the Bank’s performance under the Agreement. The Company believes it is currently in compliance with all of the requirements of the Agreement through its normal business operations.  These requirements will remain in effect until modified or terminated by the OCC.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of June 30, 2012, the Bank’s Tier 1 capital (leverage) ratio was 9.35% and its total risk-based capital ratio was 13.18%.

The Company also entered into a separate MOU agreement with the OTS which is now enforced by the Federal Reserve. The Federal Reserve became the Company’s regulator following the OTS’s merger into the OCC. This MOU requires the Company to: (a) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written non-objection from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; and (c) submit quarterly updates to its written operations plan and consolidated capital plan.

The Company believes it is currently in compliance with all of the requirements of the MOU through its normal business operations.  These requirements will remain in effect until modified or terminated by the Federal Reserve.

Certain limitations and regulatory requirements also apply to the Company and the Bank with respect to future changes in senior executive management and directors and payment of, or the agreement to pay, certain severance payments to officers, directors, and employees.

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The Counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have increased to 82.6% of the loan portfolio at June 30, 2012 from 80.0% at March 31, 2012. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. Speculative construction loans, consisting of unsold properties under construction, represented $4.9 million, or 95.6% of the residential construction portfolio at June 30, 2012, a decrease of 54.4% from March 31, 2012 and a decrease of 65.6% from a year ago. Total real estate construction loans at June 30, 2012 declined to $15.4 million, which represents a decrease of 40.1% from March 31, 2012 and a decrease of 40.4% from a year ago. Land acquisition and development loans were $29.1 million at June 30, 2012, a decrease of 25.1% from March 31, 2012 and a decrease of 46.6% from a year ago. Most recently, the Company’s primary focus has been on increasing commercial business loans, owner occupied commercial real estate loans and high-quality one-to-four family mortgage loans. Although the Company has focused on increasing high-quality one-to-four family mortgage loans, the Company executed a planned bulk sale of $31.4 million in single-family mortgage loans to Federal Home Loan Mortgage Corporation (“FHLMC”) during June 2012 which decreased the overall balance of single-family mortgage loans to $72.8 million at June 30, 2012. The Company plans to continue to sell conforming, newly originated one-to-four family mortgage loans to FHLMC.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. A significant portion of these commercial and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At June 30, 2012, checking accounts totaled $213.3 million, or 30.2% of our total deposit mix compared to $219.1 million or 29.5% a year ago. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 18 branches, including ten in Clark County and three in the Portland metropolitan area, and three lending centers. On June 29, 2012, the Company opened a new full-service branch in Gresham, Oregon.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn, which has continued into 2012, has negatively affected the economy in the Company’s primary market area. As a result, the Company experienced a decline in the values of real estate collateral supporting its loans, and experienced increased loan delinquencies and defaults.  These declines were initially concentrated primarily in its residential construction and land development loans portfolios.  However, recently the Company has seen increased deterioration in its commercial business and commercial real estate loan performance and underlying collateral values. Throughout fiscal 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting the Company’s operating results and, while the Company is encouraged by the continuing reduction in the Company’s exposure to residential construction and land development loans, looking forward, we anticipate our credit costs could remain elevated for the foreseeable future as compared to historical levels. Although economic conditions appear to have stabilized, a prolonged weak economy in our primary market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and loan charge-offs in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our primary market area from the recent recessionary downturn. In response to these financial challenges, the Company has taken, and is continuing to take, a number of actions aimed at preserving existing capital, reducing lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming assets, adjusting the balance sheet by reducing and or selling loan receivables, selling real estate owned, reducing controllable operating costs, increasing retail deposits while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

During the quarter ended June 30, 2012, unemployment in the Company’s market decreased in both Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 11.2% at May 2012 compared to 11.5% at March 2012 and 12.5% at June 2011. According to the Oregon Employment Department, unemployment in Portland decreased to 7.5% at May 2012 compared to 7.7% at March 2012 and 8.5% at June 2011.  Home values at June 2012 in the Company’s market area have increased slightly compared to home values a year ago, however, they remain lower compared to 2010 and 2009, due in large part to an increase in volume of foreclosures and short sales. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 3.9 months at June 2012 compared to 5.0 months at March 2012 and 6.0 months at June 2011. Inventory levels in Clark County have decreased to 5.4 months at June 2012 compared to 6.4 months at March 2012 and 6.8 months at June 2011. According to RMLS, closed home sales in Clark County increased 17.0% and decreased 1.6% at June 2012 compared to March 2012 and June 2011, respectively. Closed home sales in Portland increased 32.5% and 14.6% at June 30, 2012 compared to March 2012 and June 2011, respectively. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 16.6% and 22.8%, respectively, as of June 30, 2012 compared to 20.7% and 23.9%, respectively, at June 2011. The Company believes there are indications that increased loan delinquencies and defaults may remain elevated for the foreseeable future.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $4.0 million to $58.9 million at June 30, 2012 compared to $62.9 million at March 31, 2012. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $34.0 million at June 30, 2012 as compared to $49.6 million at March 31, 2012. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans. In recent months, however, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots. For the three months ended June 30, 2012, the Company has sold $3.9 million in land and lot REO properties.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $313.8 million and $358.6 million at June 30, 2012 and 2011, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also participates in an Internet deposit listing service which allows the Company to post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) decreased $19.8 million during the quarter-ended June 30, 2012.  This decrease was primarily a result of a decision by the Company to reduce a deposit concentration it had with its largest depositor by $14.9 million. The Company had no outstanding advances from the FHLB or the FRB at June 30, 2012.

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

Disciplined Franchise Expansion.  The Company believes opportunities currently exist within its market area to grow its franchise.  The Company anticipates organic growth as the local economy and loan demand strengthens, through its marketing efforts and as a result of the opportunities being created as a result of the consolidation of financial institutions occurring in its market area. The Company expects to gradually expand its operations further in the Portland, Oregon metropolitan area which has a population of approximately two million people. The Company will continue to be disciplined as it pertains to future expansion focusing on the Pacific Northwest markets it knows and understands. As part of its expansion strategy, on June 29, 2012, the Company opened a new branch in Gresham, Oregon.

Loan Composition

The following table sets forth the composition of the Company’s commercial and construction loan portfolio based on loan purpose at the dates indicated (in thousands).

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
June 30, 2012

Commercial business	$79,795	$-	$-	$79,795
Commercial construction	-	-	10,321	10,321
Office buildings	-	94,602	-	94,602
Warehouse/industrial	-	48,563	-	48,563
Retail/shopping centers/strip malls	-	76,467	-	76,467
Assisted living facilities	-	30,484	-	30,484
Single purpose facilities	-	96,124	-	96,124
Land	-	29,131	-	29,131
Multi-family	-	39,949	-	39,949
One-to-four family construction	-	-	5,126	5,126
Total	$79,795	$415,320	$15,447	$510,562

March 31, 2012

Commercial business	$87,238	$-	$-	$87,238
Commercial construction	-	-	13,496	13,496
Office buildings	-	94,541	-	94,541
Warehouse/industrial	-	48,605	-	48,605
Retail/shopping centers/strip malls	-	80,595	-	80,595
Assisted living facilities	-	35,866	-	35,866
Single purpose facilities	-	93,473	-	93,473
Land	-	38,888	-	38,888
Multi-family	-	42,795	-	42,795
One-to-four family construction	-	-	12,295	12,295
Total	$87,238	$434,763	$25,791	$547,792

Comparison of Financial Condition at June 30, 2012 and March 31, 2012

Cash, including interest-earning accounts, totaled $71.4 million at June 30, 2012 compared to $46.4 million at March 31, 2012. The increase in cash is attributable to proceeds received on the bulk sale of one-to-four family mortgages to the FHLMC totaling $31.4 million. In addition, the Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit at a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At June 30, 2012, certificates of deposits held for investments totaled $41.0 million compared to $41.5 million at March 31, 2012.

Investment securities available for sale totaled $6.3 million at June 30, 2012 and at March 31, 2012, respectively. For the quarter ended June 30, 2012, the Company determined that none of its investment securities required an OTTI charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

Mortgage-backed securities available-for-sale totaled $813,000 at June 30, 2012, compared to $974,000 at March 31, 2012.  The $161,000 decrease was a result of principal repayments. The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, totaled $597.1 million at June 30, 2012, compared to $664.9 million at March 31, 2012, a decrease of $67.8 million. The decrease is primarily due to a result of the planned $31.4 million bulk sale of one-to-four family mortgage loans to FHLMC during June 2012. Consistent with its focus of reducing speculative construction and land development loans, these loan portfolios decreased $5.9 million and $9.8 million, respectively, from June 30, 2012 to March 31, 2012. The Company also experienced pay downs on existing loans in its commercial business and commercial real estate portfolios. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts decreased $38.6 million to $705.9 million at June 30, 2012, compared to $744.5 million at March 31, 2012. Deposits decreased as a result of the Company’s targeted efforts to reduce its higher costing deposits and to control balance sheet growth as part of its overall capital and liquidity strategy. The Company had no wholesale-brokered deposits as of June 30, 2012 or March 31, 2012. Core branch deposits (comprised of all demand, savings and interest checking accounts, plus all time deposits and excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), Interest on Real Estate Trust Accounts (“IRETA”) public funds and Internet based deposits) accounted for 94.8% of total deposits at June 30, 2012, compared to 92.5% at March 31, 2012. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Deferred income taxes, net totaled $612,000 at June 30, 2012 compared to $603,000 at March 31, 2012.  The Company established a valuation allowance on the Company’s deferred income taxes during fiscal year 2012.  At June 30, 2012 and March 31, 2012, the total valuation allowance was $17.6 million and $16.8 million, respectively.

Shareholders’ Equity and Capital Resources

Shareholders' equity decreased $1.8 million to $73.8 million at June 30, 2012 from $75.6 million at March 31, 2012.  The decrease was mainly attributable net loss of $1.8 million for the three months ended June 30, 2012.

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of June 30, 2012, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital:
(To Risk-Weighted Assets)	$81,520	13.18%	$49,465	8.0%	$74,198	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	73,625	11.91	24,733	4.0	37,099	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	73,625	9.35	31,492	4.0	70,857	9.0	(1)
Tangible Capital:
(To Tangible Assets)	73,625	9.35	11,810	1.5	N/A	N/A

March 31, 2012
Total Capital:
(To Risk-Weighted Assets)	$80,834	12.11%	$53,399	8.0%	$80,099	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	72,354	10.84	26,700	4.0	40,049	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	72,354	8.76	33,034	4.0	74,326	9.0	(1)
Tangible Capital:
(To Tangible Assets)	72,354	8.76	12,388	1.5	N/A	N/A

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at June 30, 2012. As of June 30, 2012, the Company had deferred a total of $2.9 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balances Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from the sale of loans, maturing securities, FHLB advances and FRB borrowings. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and prepayment of mortgage loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. Management believes that its focus on core relationship deposits coupled with access to borrowing through reliable counterparties provides reasonable and prudent assurance that ample liquidity is available. However, depositor or counterparty behavior could change in response to competition, economic or market situations or other unforeseen circumstances, which could have liquidity implications that may require different strategic or operational actions.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the three months ended June 30, 2012, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At June 30, 2012, cash totaled $71.4 million, or 8.8% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At June 30, 2012, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $99.5 million from the FRB, subject to sufficient collateral. At June 30, 2012, there were no advances from the FHLB of Seattle and the Bank has an available credit facility of $209.3 million, limited to sufficient collateral and stock investment. At June 30, 2012, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not relied on brokered deposits to fund its operations. At June 30, 2012, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $37.1 million, or 5.3% of total deposits, and $37.2 million, or 5.0% of total deposits, at June 30, 2012 and March 31, 2012, respectively. With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which includes CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $516.8 million, or 63.4% of total assets at June 30, 2012.

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

At June 30, 2012, the Company had total commitments of $70.0 million, which includes commitments to extend credit of $6.8 million, unused lines of credit and undisbursed balances of $62.3 million and standby letters of credit totaling $932,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $151.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $85.0 million.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock.

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $58.9 million or 7.22% of total assets at June 30, 2012 compared to $62.9 million or 7.35% of total assets at March 31, 2012. Nonperforming loans were $36.8 million or 5.95% of total loans at June 30, 2012 compared to $44.2 million or 6.45% of total loans at March 31, 2012. The decline in nonperforming loans during the quarter was a result of a transfer of $8.5 million in loans to REO. This transfer of loans to REO was offset by REO sales of $4.4 million during the quarter. The $36.8 million balance of nonperforming loans consisted of 54 loans to 42 borrowers, which includes 11 commercial business loans totaling $2.1 million, nine commercial real estate loans totaling $16.7 million, seven land acquisition and development loans totaling $4.2 million (the largest of which was $1.1 million), four multi-family real estate loans totaling $7.2 million (the largest of which was $3.2 million), four real estate construction loans totaling $2.0 million and 19 residential real estate loans totaling $4.6 million. All of these loans are to borrowers located in Oregon and Washington with the exception of two commercial real estate loans totaling $3.5 million. One of the commercial real estate loans is to a California borrower who has property located in Southern California and the second loan is to an Oregon borrower who has property located in Idaho.

The Company has continued to focus on managing the residential construction and land development portfolios. At June 30, 2012, the Company’s residential construction and land acquisition and development loan portfolios were $5.1 million and $29.1 million, respectively as compared to $16.8 million and $54.6 million at June 30, 2011. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at June 30, 2012 was 39.29% and 14.36%, respectively as compared to 23.65% and 5.32%, respectively, a year ago. For the three months ended June 30, 2012, net charge-offs for the residential construction and land development portfolios were $74,000 and $843,000, respectively. The commercial real estate loan portfolio has been affected more in recent quarters from the continued weak economy. Nonperforming commercial real estate loans to total nonperforming loans has increased to 45.4% at June 30, 2012 compared to 31.6% at March 31, 2012. Classified commercial real estate loans increased from $35.1 million at March 31, 2012 to $50.8 million at June 30, 2012.

REO totaled $22.1 million at June 30, 2012 compared to $18.7 million at March 31, 2012. The $22.1 million balance of REO is comprised of single-family homes totaling $3.0 million, residential building lots totaling $1.5 million, land development property totaling $10.8 million and industrial and commercial real estate property totaling $6.8 million. All of these properties are located in Washington and Oregon.

The allowance for loan losses was $21.0 million or 3.39% of total loans at June 30, 2012 compared to $19.9 million or 2.91% of total loans at March 31, 2012. The increase in the balance of the allowance for loan losses at June 30, 2012 reflects the elevated levels of delinquent and classified loans, increased charge-offs as well as declines in real estate values as compared to historical levels. The coverage ratio of allowance for loan losses to nonperforming loans was 57.02% at June 30, 2012 compared to 45.11% at March 31, 2012. The increase in the coverage ratio was a result of the increase in the allowance for loan losses coupled with a decrease in nonperforming loans. At June 30, 2012, the Company identified $34.6 million, or 94.00% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $960,000, or 2.78% of the nonperforming loans on which a specific analysis was performed. Based on its comprehensive analysis, management deemed the allowance for loan losses of at June 30, 2012 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Trouble debt restructurings (“TDRs”) are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At June 30, 2012 the Company had TDRs totaling $21.8 million of which $9.8 million were on accrual status. However, all of the Company’s TDRs are paying as agreed and none of the Company’s TDRs have defaulted since they were modified. The related amount of interest income recognized on these TDRs was $116,000 for the three months ended June 30, 2012.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$2,136	$3,930
Other real estate mortgage	28,092	28,562
Real estate construction	2,014	7,756
Real estate one-to-four family	4,540	3,915
Total	36,782	44,163
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	36,782	44,163
REO	22,074	18,731
Total nonperforming assets	$58,856	$62,894
Total nonperforming loans to total loans	5.95%	6.45%
Total nonperforming loans to total assets	4.51	5.16
Total nonperforming assets to total assets	7.22	7.35

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2012	(Dollars in thousands)

Commercial business	$-	$176	$1,960	$-	$-	$2,136
Commercial real estate	4,222	-	9,001	-	3,478	16,701
Land	-	800	3,384	-	-	4,184
Multi-family	-	4,177	3,030	-	-	7,207
Commercial construction	-	-	-	-	-	-
One-to-four family construction	1,018	603	393	-	-	2,014
Real estate one-to-four family	440	447	3,653	-	-	4,540
Consumer	-	-	-	-	-	-
Total nonperforming loans	5,680	6,203	21,421	-	3,478	36,782
REO	2,123	6,829	10,072	3,050	-	22,074
Total nonperforming assets	$7,803	$13,032	$31,493	$3,050	$3,478	$58,856

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
June 30, 2012		(Dollars in thousands)

Land development	$5,909	$2,426	$20,796	$-	$-	$29,131
Speculative construction	1,018	604	3,038	243	-	4,903
Total speculative and land construction	$6,927	$3,030	$23,834	$243	$-	$34,034

Other loans of concern totaled $47.5 million at June 30, 2012 compared to $41.9 million at March 31, 2012. Included in other loans of concern at June 30, 2012 were 28 commercial loans totaling $8.0 million (the largest of which was $1.9 million), 27 commercial real estate loans totaling $34.1 million (the largest of which was $4.3 million), four multi-family loans totaling $3.2 million and six land acquisition and development loans totaling $2.2 million. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At June 30, 2012 and March 31, 2012, loans delinquent 30 - 89 days were 1.29% of total loans. At June 30, 2012, the 30 - 89 days delinquency rate in the commercial business portfolio was 0.60% while the delinquency rate in the commercial real estate loan portfolio was 1.58%, comprised of three loans for $5.5 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 56.02% of total loans and commercial business loans represented 12.91% of total loans. At June 30, 2012, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 1.87%.

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

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $29 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company used two separate methods to determine the fair value of its loans receivable. For performing and noncriticized loans, the Company utilized a discounted cash flow approach. For nonperforming and criticized loans, the Company utilized a comparable transaction approach using comparable loan sales. A key assumption used by the Company under each method was determining an appropriate discount rate. For the discounted cash flow approach the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. For the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required as of November 30, 2011.

The Company determined an interim impairment test was necessary as of June 30, 2012 based upon the sustained decline in the Company’s stock price. The Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value. As of the date of this filing, The Company has not completed the step two analysis due to the complexities involved in determining the implied fair value of the goodwill for the reporting unit. The Company expects to finalize its goodwill impairment analysis during the second fiscal quarter. No assurance can be given that the Company will not be required to record an impairment loss on goodwill then or in the future.

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

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

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

Net interest income for the three months ended June 30, 2012 was $8.1 million, representing a decrease of $759,000, or 8.6%, from $8.8 million during the same prior year period. Average interest-earning assets to average interest-bearing liabilities increased to 120.75% for the three month periods ended June 30, 2012 compared to 119.51% in the same prior year period. The net interest margin for the three months ended June 30, 2012 was 4.22% compared to 4.66% for the three months ended June 30, 2011.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 11.39% of our loan portfolio was adjustable (floating) at June 30, 2012. At June 30, 2012, approximately $52.0 million, or 76.43% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At June 30, 2012, $50.9 million or 8.52% of the loans in the Company’s loan portfolio were at the floor interest rate of which $32.9 million or 64.73% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, we do expect some further modest reductions in deposit costs due to our deposit offering rate and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three months ended June 30, 2012, was $9.2 million compared to $10.4 million for the same period in prior year. This represents a decrease of $1.2 million for the three months ended June 30, 2012 compared to the same prior year period. The decrease was due primarily to a decrease in average loan balances and the impact of loans repricing down to the current low interest rates.

The average balance of net loans decreased $19.6 million to $671.8 million for the three months ended June 30, 2012 from $691.4 million for the same prior year period. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s capital and liquidity strategies. The decrease was also due to the sale of $31.4 million in one-to-four family mortgages loans to FHLMC during the quarter-ended June 30, 2012. The yield on net loans was 5.40% for the three months ended June 30, 2012 compared to 5.96% for the same three months in the prior year. During the three months ended June 30, 2012, the Company also reversed $70,000 of interest income on nonperforming loans compared to $29,000 for the same three months in the prior year.

Interest Expense. Interest expense decreased $426,000 to $1.2 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 0.54% for the three months ended June 30, 2012 from 0.81% for the same period in the prior year.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$589,297	$7,985	5.43%	$605,764	$9,102	6.03%
Non-mortgage loans	82,501	1,060	5.15	85,630	1,178	5.52
Total net loans (1)	671,798	9,045	5.40	691,394	10,280	5.96

Mortgage-backed securities (2)	1,031	8	3.11	1,805	16	3.56
Investment securities (2)(3)	8,612	65	3.03	9,011	63	2.80
Daily interest-bearing assets	2,023	-	-	4,266	-	-
Other earning assets	84,692	129	0.61	54,718	75	0.55
Total interest-earning assets	768,156	9,247	4.83	761,194	10,434	5.50

Non-interest-earning assets:
Office properties and equipment, net	17,457			16,018
Other non-interest-earning assets	57,971			82,042
Total assets	$843,584			$859,254

Interest-bearing liabilities:
Regular savings accounts	$46,626	29	0.25	$37,000	32	0.35
Interest checking accounts	99,466	57	0.23	90,400	75	0.33
Money market deposit accounts	240,280	200	0.33	227,598	307	0.54
Certificates of deposit	224,573	537	0.96	256,694	816	1.28
Total interest-bearing deposits	610,945	823	0.54	611,692	1,230	0.81

Other interest-bearing liabilities	25,187	349	5.56	25,243	368	5.85
Total interest-bearing liabilities	636,132	1,172	0.74	636,935	1,598	1.01

Non-interest-bearing liabilities:
Non-interest-bearing deposits	121,867			103,918
Other liabilities	9,102			9,223
Total liabilities	767,101			750,076
Shareholders’ equity	76,483			109,178
Total liabilities and shareholders’ equity	$843,584			$859,254

Net interest income		$8,075			$8,836

Interest rate spread			4.09%			4.49%

Net interest margin			4.22%			4.66%

Ratio of average interest-earning assets to average interest-bearing liabilities			120.75%			119.51%

Tax equivalent adjustment (3)		$4			$6

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the quarter-ended June 30, 2012 compared to the quarter-ended June 30, 2011.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended June 30,
	2012 vs. 2011

	Increase (Decrease) Due to
			Total
			Increase
(in thousands)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(240)	$(877)	$(1,117)
Non-mortgage loans	(42)	(76)	(118)
Mortgage-backed securities	(6)	(2)	(8)
Investment securities (1)	(3)	5	2
Daily interest-bearing	-	-	-
Other earning assets	45	9	54
Total interest income	(246)	(941)	(1,187)

Interest Expense:
Regular savings accounts	7	(10)	(3)
Interest checking accounts	7	(25)	(18)
Money market deposit accounts	16	(123)	(107)
Certificates of deposit	(93)	(186)	(279)
Other interest-bearing liabilities	(1)	(18)	(19)
Total interest expense	(64)	(362)	(426)
Net interest income	$(182)	$(579)	$(761)

(1) Interest is presented on a fully tax-equivalent basis under a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2012 was $4.0 million compared to $1.6 million for the same period in the prior year. The increase in the provision for loan losses was primarily a result of an increase in the level of delinquent and classified loans compared to prior year, which have remained at higher levels compared to historical trends. Recent appraisals received by the Company have also reflected declines in real estate values. These conditions are primarily the result of a slowdown in residential real estate sales that affected among others, homebuilders and developers. This slowdown in home sales coupled with declining real estate values has significantly affected these borrowers’ liquidity and ability to repay loans. The slowdown in the economy has also impacted the Bank’s commercial business and commercial real estate customers more in recent quarters. Classified commercial real estate loans increased from $35.1 million at March 31, 2012 to $50.8 million at June 30, 2012. Economic factors impacting these borrowers typically lag that of non-commercial business and non-commercial real estate borrowers. The ratio of allowance for loan losses to total loans was 3.39% at June 30, 2012, compared to 2.32% at June 30, 2011.

Net charge-offs for the three months ended June 30, 2012 were $2.9 million compared to $459,000 for the same period last year. Annualized net charge-offs to average net loans for the three-month period ended June 30, 2012 was 1.76% compared to 0.27% for the same period in the prior year. Charge-offs increased$2.6 million during the period primarily as a result of the increase in nonperforming loans compared to the three months ended June 30, 2011.  Nonperforming loans were $36.8 million at June 30, 2012, compared to $44.2 million at March 31, 2012. The ratio of allowance for loan losses to nonperforming loans was 57.02% at June 30, 2012 compared to 45.11% at March 31, 2012. See “Asset Quality” above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of June 30, 2012, the Company had identified $51.7 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $31.9 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $6.1 million from their original loan balance. The remaining $19.8 million have specific valuation allowances totaling $1.4 million.

Non-Interest Income. Non-interest income increased $536,000 for the three months ended June 30, 2012 compared to the same prior year period. The increase between the periods resulted from the recognition of a gain on the sale and related loan fees of one-to-four family mortgages sold to FHLMC totaling $704,000. This increase was offset by an increase in the loss of $157,000 on REO sales. In addition, broker loan fees increased by $60,000 primarily as a result of an increase in brokered loan volume in our primary market area, coupled with a decrease in asset management fees of $21,000 for the three months ended June 30, 2012 compared to the same prior period.

Non-Interest Expense. Non-interest expense increased $119,000 to $8.3 million for the three months ended June 30, 2012 compared to $8.2 million for the three months ended June 30, 2011. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. However, certain expenses remain out of the Company’s control such as REO expenses and write-downs.

For the three months ended June 30, 2012 compared to the same prior period, salaries and employee benefits expense decreased $718,000 primarily due to a reduction in staffing levels and the elimination of incentive compensation. REO expenses (which includes operating costs and write-downs on property) increased $509,000 primarily due to write-downs on existing REO properties. Professional fees which increased $82,000 for the three months ended June 30, 2012 compared to the same prior year period remained higher due to the ongoing costs associated with nonperforming assets. Loan expense, which is included in the other category of non-interest expense, increased $143,000 compared to the same prior period. Loan expenses primarily consist of appraisal fees and operating costs on troubled loans.

Income Taxes. The provision for income taxes was $15,000 for the three months ended June 30, 2012 compared to $313,000 for the three months ended June 30, 2011. As of June 30, 2012, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $17.6 million, reducing its deferred tax asset to $612,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. At June 30, 2012, the Company had a deferred tax asset for federal and state, net operating loss carryforwards which will expire in 2032.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2012 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on June 30, 2012 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended June 30, 2012, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Form 10-K for the year ended March 31, 2012.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

                Not applicable

Item 4. Mine Safety Disclosures

               Not applicable

Item 5. Other Information

              Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
10.10	Agreement among Riverview Community Bank and the OCC entered into on January 25, 2012 (9)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (9)

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December, 31, 2011 and incorporated herein by reference.
(10)
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

RIVERVIEW BANCORP, INC.

By:	/s/ Patrick Sheaffer	By:	/s/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	August 13, 2012	Date:	August 13, 2012

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements