Form 10-Q/A
period 2012-06-30
RIVERVIEW BANCORP INC
filed 2012-09-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2012

                                                OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                           Accelerated filer                                ☐           Non-accelerated filer ☐                                          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of August 9, 2012.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

    No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

PART II. OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas (2)
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
11
Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.)

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (9)
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (9)
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (9)
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

__________________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-30203), and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1997, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-66049), and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Definitive Annual Meeting Proxy Statement (000-22957), filed with the Commission on June 5, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter-ended December 31, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
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

RIVERVIEW BANCORP, INC.

By:/s/Patrick Sheaffer	By:/s/Kevin J. Lycklama
Patrick Sheaffer	Kevin J. Lycklama
Chairman of the Board	Executive Vice President
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)

Date: September 13, 2012	Date: September 13, 2012