Form 10-Q
period 2012-12-31
RIVERVIEW BANCORP INC
filed 2013-02-13
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.01 par value per share, 22,471,890 shares outstanding as of February 12, 2013.

Form 10-Q

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
INDEX

Part I.	Financial Information	Page

Item 1:	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012	2

	Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011	3

	Consolidated Statements of Comprehensive Income (Loss) Three and Nine Months Ended December 31, 2012 and 2011	4

	Consolidated Statements of Equity for the Nine Months Ended December 31, 2012 and 2011	5

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011	6

	Notes to Consolidated Financial Statements	7-22

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-39

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

Part II.	Other Information	41-42

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	Mine Safety Disclosures

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		43

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND MARCH 31, 2012
(In thousands, except share and per share data) (Unaudited)	December 31, 2012	March 31, 2012
ASSETS
Cash (including interest-earning accounts of $88,308 and $33,437)	$107,080	$46,393
Certificates of deposit held for investment	44,137	41,473
Loans held for sale	2,551	480
Investment securities held to maturity, at amortized cost (fair value of $0 and $542)	-	493
Investment securities available for sale, at fair value (amortized cost of $7,773 and $8,123)	6,204	6,314
Mortgage-backed securities held to maturity, at amortized cost (fair value of $132 and $177)	129	171
Mortgage-backed securities available for sale, at fair value (amortized cost of $529 and $940)	549	974
Loans receivable (net of allowance for loan losses of $19,633 and $19,921)	539,549	664,888
Real estate and other personal property owned	20,698	18,731
Prepaid expenses and other assets	3,399	6,362
Accrued interest receivable	1,818	2,158
Federal Home Loan Bank stock, at cost	7,219	7,350
Premises and equipment, net	17,647	17,068
Deferred income taxes, net	527	603
Mortgage servicing rights, net	406	278
Goodwill	25,572	25,572
Core deposit intangible, net	83	137
Bank owned life insurance	16,996	16,553
TOTAL ASSETS	$794,564	$855,998
LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$682,794	$744,455
Accrued expenses and other liabilities	8,700	9,398
Advanced payments by borrowers for taxes and insurance	520	800
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,458	2,513
Total liabilities	717,153	779,847

COMMITMENTS AND CONTINGENCIES (See Note 14)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
December 31, 2012 – 22,471,890 issued and outstanding	225	225
March 31, 2012 – 22,471,890 issued and outstanding
Additional paid-in capital	65,563	65,610
Retained earnings	12,574	11,536
Unearned shares issued to employee stock ownership trust	(516)	(593)
Accumulated other comprehensive loss	(1,023)	(1,171)
Total shareholders’ equity	76,823	75,607

Noncontrolling interest	588	544
Total equity	77,411	76,151
TOTAL LIABILITIES AND EQUITY	$794,564	$855,998

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data) (Unaudited)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans receivable	$7,838	$9,669	$25,351	$29,764
Interest on investment securities – taxable	131	28	222	109
Interest on investment securities – nontaxable	1	11	16	35
Interest on mortgage-backed securities	6	12	21	41
Other interest and dividends	160	109	417	273
Total interest and dividend income	8,136	9,829	26,027	30,222

INTEREST EXPENSE:
Interest on deposits	595	1,061	2,117	3,449
Interest on borrowings	157	381	668	1,121
Total interest expense	752	1,442	2,785	4,570
Net interest income	7,384	8,387	23,242	25,652
Less provision for loan losses	-	8,100	4,500	11,850
Net interest income after provision for loan losses	7,384	287	18,742	13,802

NON-INTEREST INCOME:
Fees and service charges	1,224	962	3,612	3,082
Asset management fees	517	568	1,625	1,763
Net gain on sale of loans	262	29	1,141	73
Bank owned life insurance	146	151	443	455
Other	(62)	(180)	20	(107)
Total non-interest income	2,087	1,530	6,841	5,266

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,872	4,014	11,274	12,039
Occupancy and depreciation	1,241	1,211	3,711	3,540
Data processing	435	306	1,041	1,136
Amortization of core deposit intangible	17	20	54	62
Advertising and marketing expense	193	286	681	814
FDIC insurance premium	433	289	1,114	848
State and local taxes	132	150	417	410
Telecommunications	73	109	310	324
Professional fees	447	334	1,149	971
Real estate owned expenses	1,069	2,781	2,899	3,967
Other	522	692	1,872	2,083
Total non-interest expense	8,434	10,192	24,522	26,194

INCOME (LOSS) BEFORE INCOME TAXES	1,037	(8,375)	1,061	(7,126)
PROVISION FOR INCOME TAXES	6	8,220	23	8,574
NET INCOME (LOSS)	$1,031	$(16,595)	$1,038	$(15,700)

Earnings (loss) per common share:
Basic	$0.05	$(0.74)	$0.05	$(0.70)
Diluted	0.05	(0.74)	0.05	(0.70)
Weighted average number of shares outstanding:
Basic	22,345,644	22,321,011	22,339,509	22,314,876
Diluted	22,345,644	22,321,011	22,309,509	22,314,876

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands) (Unaudited)	2012	2011	2012	2011

Net income (loss)	$1,031	$(16,595)	$1,038	$(15,700)

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities, net of tax effect of ($89), $4, ($76) and ($135)	173	(7)	148	264

Noncontrolling interest	13	15	44	57
Total comprehensive income (loss)	$1,217	$(16,587)	$1,230	$(15,379)

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Unearned Shares Issued to Employee Stock Ownership	Accumulated Other Comprehensive	Noncontrolling
(Unaudited)	Shares	Amount	Capital	Earnings	Trust	Loss	Interest	Total

Balance April 1, 2011	22,471,890	$225	$65,639	$43,193	$(696)	$(1,417)	$465	$107,409

Net loss	-	-	-	(15,700)	-	-	-	(15,700)
Stock based compensation expense	-	-	11	-	-	-	-	11
Earned ESOP shares	-	-	(29)	-	77	-	-	48
Unrealized holding gain on securities available for sale, net of tax ($135)	-	-	-	-	-	264	-	264
Noncontrolling interest	-	-	-	-	-	-	57	57

Balance December 31, 2011	22,471,890	$225	$65,621	$27,493	$(619)	$(1,153)	$522	$92,089

Balance April 1, 2012	22,471,890	$225	$65,610	$11,536	$(593)	$(1,171)	$544	$76,151

Net income	-	-	-	1,038	-	-	-	1,038
Stock based compensation expense	-	-	1	-	-	-	-	1
Earned ESOP shares	-	-	(48)	-	77	-	-	29
Unrealized holding gain on securities available for sale, net of tax of ($76)	-	-	-	-	-	148	-	148
Noncontrolling interest	-	-	-	-	-	-	44	44

Balance December 31, 2012	22,471,890	$225	$65,563	$12,574	$(516)	$(1,023)	$588	$77,411

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(In thousands) (Unaudited)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,038	$(15,700)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,411	1,429
Provision for loan losses	4,500	11,850
Noncash expense related to ESOP	29	48
Provision for deferred income taxes	-	8,717
Decrease in deferred loan origination fees, net of amortization	(294)	(33)
Origination of loans held for sale	(21,138)	(2,858)
Proceeds from sales of loans held for sale	19,588	2,399
Stock based compensation expense	1	11
Writedown of real estate owned, net	2,316	3,304
Net (gain) loss on loans held for sale, sale of real estate owned, mortgage-backed securities, investment securities and premises and equipment	(864)	233
Income from bank owned life insurance	(443)	(455)
Changes in assets and liabilities:
Prepaid expenses and other assets	2,692	(353)
Accrued interest receivable	340	145
Accrued expenses and other liabilities	(533)	342
Net cash provided by operating activities	8,643	9,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan (originations) repayments, net	80,114	(19,913)
Proceeds from sale of loans	31,394	-
Proceeds from call, maturity, or sale of investment securities available for sale	5,000	5,000
Principal repayments on investment securities available for sale	350	392
Principal repayments on investment securities held to maturity	493	13
Purchase of investment securities available for sale	(5,000)	(5,000)
Principal repayments on mortgage-backed securities available for sale	411	622
Principal repayments on mortgage-backed securities held to maturity	42	13
Purchase of certificates of deposit held for investment	(2,664)	(27,818)
Proceeds from redemption of Federal Home Loan Bank stock	131	-
Purchase of premises and equipment and capitalized software	(1,720)	(1,474)
Capitalized improvements related to real estate owned	(72)	(207)
Proceeds from sale of real estate owned and premises and equipment	5,561	5,645
Net cash provided by (used in) investing activities	114,040	(42,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(61,661)	18,516
Proceeds from borrowings	5,000	5,000
Repayment of borrowings	(5,000)	(5,000)
Principal payments under capital lease obligation	(55)	(36)
Net decrease in advance payments by borrowers	(280)	(271)
Net cash provided by (used in) financing activities	(61,996)	18,209

NET INCREASE (DECREASE) IN CASH	60,687	(15,439)
CASH, BEGINNING OF PERIOD	46,393	51,752
CASH, END OF PERIOD	$107,080	$36,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,147	$3,481
Income taxes	4	830

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$13,594	$2,989
Transfer of real estate owned to loans	3,549	881
Fair value adjustment to securities available for sale	224	399
Income tax effect related to fair value adjustment	(76)	(135)

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

The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Riverview Bancorp, Inc. Annual Report on Form 10-K for the year ended March 31, 2012 (“2012 Form 10-K”). The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the results, which may be expected for the fiscal year ending March 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

In July 1998, shareholders of the Company approved the adoption of the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was effective October 1, 1998 and expired on October 1, 2008.  Accordingly, no further option awards may be granted under the 1998 Plan; however, any outstanding awards granted prior to its expiration remain outstanding subject to their terms.

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Company’s Board of Directors (“Board”). Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years.  At December 31, 2012, there were options for 105,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The following table presents information on stock options outstanding for the period shown.

	Nine Months Ended December 31, 2012
	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	440,500	$8.87
Grants	-	-
Options exercised	-	-
Forfeited	(3,000)	1.97
Expired	(20,000)	6.76
Balance, end of period	417,500	$9.02

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011
Stock options fully vested and expected to vest:
Number	417,100	449,575
Weighted average exercise price	$9.02	$8.96
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	4.48	5.24
Stock options fully vested and currently exercisable:
Number	413,700	441,800
Weighted average exercise price	$9.08	$9.06
Aggregate intrinsic value (1)	$-	$-
Weighted average contractual term of options (years)	4.45	5.19

(1)  The aggregate intrinsic value of a stock options represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s common stock.

Stock-based compensation expense related to stock options for the nine months ended December 31, 2012 and 2011 was $1,000 and $11,000, respectively. As of December 31, 2012, there was $3,000 of unrecognized compensation expense related to unvested stock options, which will be recognized over the remaining vesting periods of the underlying stock options through December 2014.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. There were no stock options granted during the nine months ended December 31, 2012.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. Shares owned by the Company’s Employee Stock Ownership Plan (“ESOP”) that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.  For the three and nine months ended December 31, 2012, stock options for 420,000 and 423,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.  For the three and nine months ended December 31, 2011, stock options for 451,000 and 458,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Basic EPS computation:
Numerator-net income (loss)	$1,031,000	$(16,595,000)	$1,038,000	$(15,700,000)
Denominator-weighted average common shares outstanding	22,345,644	22,321,011	22,339,509	22,314,876
Basic EPS	$0.05	$(0.74)	$0.05	$(0.70)
Diluted EPS computation:
Numerator-net income (loss)	$1,031,000	$(16,595,000)	$1,038,000	$(15,700,000)
Denominator-weighted average common shares outstanding	22,345,644	22,321,011	22,339,509	22,314,876
Effect of dilutive stock options	-	-	-	-
Weighted average common shares
and common stock equivalents	22,345,644	22,321,011	22,339,509	22,314,876
Diluted EPS	$0.05	$(0.74)	$0.05	$(0.70)

5.	INVESTMENT SECURITIES

The Company did not have any investment securities held to maturity at December 31, 2012.  At March 31, 2012, investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Municipal bonds	$493	$49	$-	$542

The amortized cost and fair value of investment securities available for sale consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Trust preferred	$2,773	$-	$(1,569)	$1,204
Agency securities	5,000	-	-	5,000
Total	$7,773	$-	$(1,569)	$6,204

March 31, 2012
Trust preferred	$2,974	$-	$(1,808)	$1,166
Agency securities	5,000	-	(1)	4,999
Municipal bonds	149	-	-	149
Total	$8,123	$-	$(1,809)	$6,314

The contractual maturities of investment securities available for sale at December 31, 2012 are as follows (in thousands):
	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	5,000	5,000
Due after ten years	2,773	1,204
Total	$7,773	$6,204

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed are as follows at the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012

Trust preferred	$-	$-	$1,204	$(1,569)	$1,204	$(1,569)

March 31, 2012

Trust preferred	$-	$-	$1,166	$(1,808)	$1,166	$(1,808)
Agency securities	4,999	(1)	-	-	4,999	(1)
Total	$4,999	$(1)	$1,166	$(1,808)	$6,165	$(1,809)

At December 31, 2012, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 17 other holding companies. The Company holds the mezzanine tranche of this security.  All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers in this pool have defaulted (representing 43% of the remaining collateral, including excess collateral), and four other issuers are currently in deferral (11% of the remaining collateral). Subsequent to December 31, 2012, one issuer cured its deferral reducing the number of issuers in deferral to three (8% of remaining collateral). The Company has estimated an expected default rate of 37% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 47% would trigger additional other than temporary impairment (“OTTI”) of this security. The Company utilized a discount rate of 20% to estimate the fair value of this security. There was no excess subordination on this security.

During the three and nine months ended December 31, 2012, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The Company realized no gains or losses on sales of investment securities for the three and nine months ended December 31, 2012 and 2011. Investment securities with an amortized cost and fair value of $1.0 million at December 31, 2012, were pledged as collateral for government public funds by the Bank. There were no securities pledges as collateral for government public funds held by the Bank at March 31, 2012.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following at the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
FHLMC mortgage-backed securities (1)	$33	$2	$-	$35
FNMA mortgage-backed securities (2)	96	1	-	97
Total	$129	$3	$-	$132
March 31, 2012
FHLMC mortgage-backed securities	$69	$4	$-	$73
FNMA mortgage-backed securities	102	2	-	104
Total	$171	$6	$-	$177

(1) Federal Home Loan Mortgage Corporation (FHLMC)
(2) Federal National Mortgage Association (FNMA)

The contractual maturities of mortgage-backed securities classified as held to maturity at December 31, 2012 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2	2
Due after five years through ten years	12	13
Due after ten years	115	117
Total	$129	$132

Mortgage-backed securities held to maturity with an amortized cost of $54,000 and $69,000 and a fair value of $56,000 and $71,000 at December 31, 2012 and March 31, 2012, respectively, were pledged as collateral for governmental public funds held by the Bank.

Mortgage-backed securities available for sale consisted of the following at the dates indicated (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$252	$8	$-	$260
FHLMC mortgage-backed securities	273	12	-	285
FNMA mortgage-backed securities	4	-	-	4
Total	$529	$20	$-	$549
March 31, 2012
Real estate mortgage investment conduits	$319	$10	$-	$329
FHLMC mortgage-backed securities	613	23	-	636
FNMA mortgage-backed securities	8	1	-	9
Total	$940	$34	$-	$974

The contractual maturities of mortgage-backed securities available for sale at December 31, 2012 are as follows (in thousands):
	Amortized Cost	Estimated Fair Value
Due in one year or less	$89	$90
Due after one year through five years	253	268
Due after five years through ten years	-	-
Due after ten years	187	191
Total	$529	$549

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $529,000 and $744,000 and a fair value of $549,000 and $776,000 at December 31, 2012 and March 31, 2012, respectively, were pledged as collateral for government public funds held by the Bank. The real estate mortgage investment conduits consist of FHLMC and FNMA securities.

7.	LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated (in thousands):

	December 31, 2012	March 31, 2012
Commercial and construction
Commercial business	$75,090	$87,238
Other real estate mortgage (1)	367,158	434,763
Real estate construction	17,615	25,791
Total commercial and construction	459,863	547,792

Consumer
Real estate one-to-four family	97,334	134,975
Other installment	1,985	2,042
Total consumer	99,319	137,017

Total loans	559,182	684,809

Less: Allowance for loan losses	19,633	19,921
Loans receivable, net	$539,549	$664,888

(1) Other real estate mortgage consists of commercial real estate, land and multi-family loans

The Company’s loan portfolio has very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At December 31, 2012, loans carried at $376.1 million were pledged as collateral to the Federal Home Loan Bank of Seattle (“FHLB”) and Federal Reserve Bank of San Francisco (“FRB”) under borrowing agreements.

Most of the Bank’s business activity is with customers located in the states of Washington and Oregon. Loans and extensions of credit outstanding at one time to one borrower or a group of related borrowers are generally limited by federal regulation to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive loss. As of December 31, 2012 and March 31, 2012, the Bank had no loans to any one borrower in excess of the regulatory limit.

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

Commercial business, commercial real estate, multi-family, construction and land acquisition and development loans are typically  considered to have a higher degree of credit risk than one-to-four family residential loans, and tend to be more vulnerable to adverse conditions in the real estate market and deteriorating economic conditions. While the Company believes the estimates and assumptions used in its determination of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, bank regulators periodically review the Company’s allowance and may require the Company to increase its provision for loan losses or recognize additional loan charge-offs. An increase in the Company’s allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on the Company’s financial condition and results of operations.

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

The following tables present a reconciliation of the allowance for loan losses for the periods indicated (in thousands):

Three months ended December 31, 2012	Commercial Business	Commercial Real Estate	Land	Multi- Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,283	$7,376	$3,675	$950	$506	$3,315	$2,035	$20,140
Provision for loan losses	416	(836)	(885)	(297)	(46)	(101)	1,749	-
Charge-offs	(204)	(390)	(52)	-	(13)	(149)	-	(808)
Recoveries	6	9	-	238	1	47	-	301
Ending balance	$2,501	$6,159	$2,738	$891	$448	$3,112	$3,784	$19,633

Nine months ended December 31, 2012

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for loan losses	916	2,022	(1,093)	(85)	161	716	1,863	4,500
Charge-offs	(1,195)	(1,471)	(1,106)	(384)	(129)	(983)	-	(5,268)
Recoveries	92	9	31	239	4	105	-	480
Ending balance	$2,501	$6,159	$2,738	$891	$448	$3,112	$3,784	$19,633

Three months ended December 31, 2011

Beginning balance	$1,675	$4,432	$2,486	$1,785	$1,060	$1,577	$1,657	$14,672
Provision for loan losses	1,120	(489)	6,731	754	(517)	493	8	8,100
Charge-offs	(692)	-	(4,302)	(1,505)	-	(385)	-	(6,884)
Recoveries	5	-	33	-	-	-	-	38
Ending balance	$2,108	$3,943	$4,948	$1,034	$543	$1,685	$1,665	$15,926

Nine months ended December 31, 2011

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	1,775	(694)	9,093	1,226	(277)	1,130	(403)	11,850
Charge-offs	(1,502)	(107)	(6,181)	(2,364)	-	(794)	-	(10,948)
Recoveries	13	-	33	-	-	10	-	56
Ending balance	$2,108	$3,943	$4,948	$1,034	$543	$1,685	$1,665	$15,926

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):
	Allowance for loan losses			Recorded investment in loans
December 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$457	$2,044	$2,501	$3,014	$72,076	$75,090
Commercial real estate	377	5,782	6,159	19,196	287,561	306,757
Land	56	2,682	2,738	4,785	21,338	26,123
Multi-family	28	863	891	7,286	26,992	34,278
Real estate construction	-	448	448	687	16,928	17,615
Consumer	245	2,867	3,112	4,941	94,378	99,319
Unallocated	-	3,784	3,784	-	-	-
Total	$1,163	$18,470	$19,633	$39,909	$519,273	$559,182

March 31, 2012

Commercial business	$73	$2,615	$2,688	$7,818	$79,420	$87,238
Commercial real estate	686	4,913	5,599	22,824	330,256	353,080
Land	624	4,282	4,906	14,226	24,662	38,888
Multi-family	4	1,117	1,121	8,265	34,530	42,795
Real estate construction	18	394	412	7,613	18,178	25,791
Consumer	197	3,077	3,274	4,967	132,050	137,017
Unallocated	-	1,921	1,921	-	-	-
Total	$1,602	$18,319	$19,921	$65,713	$619,096	$684,809

Non-accrual loans:  Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cash-basis method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note. Interest income foregone on non-accrual loans was $1.2 million and $1.6 million during the nine months ended December 31, 2012 and 2011, respectively.

The following tables present an analysis of past due loans at the dates indicated (in thousands):

December 31, 2012	30-89 Days Past Due	90 Days and Greater (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$138	$1,019	$1,157	$73,933	$75,090	$-
Commercial real estate	6,254	10,601	16,855	289,902	306,757	-
Land	-	3,573	3,573	22,550	26,123	-
Multi-family	-	5,957	5,957	28,321	34,278	-
Real estate construction	-	687	687	16,928	17,615	-
Consumer	1,642	2,828	4,470	94,849	99,319	-
Total	$8,034	$24,665	$32,699	$526,483	$559,182	$-

March 31, 2012

Commercial business	$535	$3,930	$4,465	$82,773	$87,238	$-
Commercial real estate	5,733	13,950	19,683	333,397	353,080	-
Land	128	12,985	13,113	25,775	38,888	-
Multi-family	-	1,627	1,627	41,168	42,795	-
Real estate construction	-	7,756	7,756	18,035	25,791	-
Consumer	2,453	3,915	6,368	130,649	137,017	-
Total	$8,849	$44,163	$53,012	$631,797	$684,809	$-

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	December 31, 2012		March 31, 2012
	Weighted- Average Risk Grade	Classified Loans(2)	Weighted- Average Risk Grade	Classified Loans(2)

Commercial business	3.71	$6,583	3.97	$13,456
Commercial real estate	4.01	43,359	3.88	35,077
Land	4.68	5,627	5.60	17,560
Multi-family	3.90	7,286	4.06	8,265
Real estate construction	3.24	687	4.51	7,756
Consumer (1)	7.00	2,828	7.00	3,915
Total	3.98	$66,370	4.08	$86,029

Total loans risk rated	$462,398		$550,174

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

The following tables present an analysis of impaired loans at the dates indicated (in thousands):

December 31, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Quarterly Average Recorded Investment	Year-to- Date Average Recorded Investment

Commercial business	$690	$2,324	$3,014	$3,167	$457	$3,210	$4,814
Commercial real estate	16,584	2,612	19,196	20,876	377	19,038	21,016
Land	3,783	1,002	4,785	5,499	56	5,167	7,655
Multi-family	6,850	436	7,286	8,291	28	8,280	8,815
Real estate construction	687	-	687	4,186	-	1,082	2,912
Consumer	2,957	1,984	4,941	5,789	245	4,880	4,967
Total	$31,551	$8,358	$39,909	$47,808	$1,163	$41,657	$50,179

March 31, 2012	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Year-to- Date Average Recorded Investment

Commercial business	$4,790	$3,028	$7,818	$10,477	$73	$6,400
Commercial real estate	12,704	10,120	22,824	25,359	686	17,102
Land	10,365	3,861	14,226	17,989	624	13,339
Multi-family	7,825	440	8,265	9,189	4	8,254
Real estate construction	7,009	604	7,613	13,796	18	6,700
Consumer	2,842	2,125	4,967	6,880	197	1,584
Total	$45,535	$20,178	$65,713	$83,690	$1,602	$53,379

The related amount of interest income recognized on loans that were impaired was $698,000 and $1.8 million for the nine months ended December 31, 2012 and 2011, respectively.

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

The following table presents new TDRs at the dates indicated:

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	2	$449	$428	10	$3,362	$3,230
Commercial real estate (1)	5	9,022	8,662	3	3,777	3,750
Land (1)	3	2,340	1,922	-	-	-
Multi-family (1)	1	3,277	3,024	2	6,372	5,296
Consumer	2	1,971	1,693	2	1,166	1,117
Total	13	$17,059	$15,729	17	$14,677	$13,393

(1)     Included within these amounts at December 31, 2012, is a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans.

There were two TDR loans secured by one-to-four family homes that was recorded in the twelve months prior to December 31, 2012 that defaulted in the nine months ended December 31, 2012. The first loan had a pre-modification outstanding recorded investment of $453,000 and the amount of the defaulted loan totaled $450,000 and the second loan had a pre-modification outstanding recorded investment of $442,000 and the amount of the defaulted loan totaled $441,000 at December 31, 2012. There were no TDRs that were recorded in the twelve months prior to December 31, 2011 that subsequently defaulted in the nine months ended December 31, 2011.

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

During the third quarter of fiscal 2013, the Company changed its annual goodwill impairment testing date from November 30 to October 31, which did not result in any delay, acceleration or avoidance of impairment. The Company believes this date for the annual goodwill impairment test is preferable because it provides more time to complete the impairment testing as it occurs earlier within a quarterly reporting cycle. The additional time is preferable as it is expected to allow sufficient time before the quarterly reporting deadline to estimate the implied fair value of goodwill for comparison with its carrying value, if necessary. This change was applied prospectively beginning on October 31, 2012. Retrospective application to prior annual periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. In connection with this change, the Company performed an impairment assessment as of October 31, 2012 and determined that no impairment of goodwill asset exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step the Company calculates the implied fair value of goodwill. The GAAP standards with respect to goodwill require that the Company compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis. After the step two analysis was completed, the Company determined the implied fair value of goodwill was greater than the carrying value on the Company’s balance sheet and no goodwill impairment existed; however, no assurance can be given that the Company’s goodwill will not be written down in future periods.

10.	JUNIOR SUBORDINATED DEBENTURE

At December 31, 2012, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral through December 31, 2012. As of December 31, 2012 and March 31, 2012, the Company has deferred a total of $3.2 million and $2.6 million, respectively, of interest payments. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the Consolidated Balance Sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at December 31, 2012 and March 31, 2012, is included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at December 31, 2012 (in thousands):

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date

Riverview Bancorp Statutory Trust I	12/2005	$7,217	Variable (1)	5.88%	1.67%	3/2036
Riverview Bancorp Statutory Trust II	06/2007	15,464	Variable (2)	7.03%	1.66%	9/2037
		$22,681

(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%

(2) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.35%

11.	FAIR VALUE MEASUREMENT

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

The following table presents assets that are measured at fair value on a recurring basis at the dates indicated (in thousands):

		Fair value measurements using
December 31, 2012	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Investment securities available for sale
Trust preferred	$1,204	$-	$-	$1,204
Agency securities	5,000	-	5,000	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	260	-	260	-
FHLMC mortgage-backed securities	285	-	285	-
FNMA mortgage-backed securities	4	-	4	-
Total recurring assets measured at fair value	$6,753	$-	$5,549	$1,204

March 31, 2012

Investment securities available for sale
Trust preferred	$1,166	$-	$-	$1,166
Agency securities	4,999	-	4,999	-
Municipal bonds	149	-	149	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	329	-	329	-
FHLMC mortgage-backed securities	636	-	636	-
FNMA mortgage-backed securities	9	-	9	-
Total recurring assets measured at fair value	$7,288	$-	$6,122	$1,166

The following tables present a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands).  There were no transfers of assets in to or out of Level 3 for the three and nine months ended December 31, 2012 and 2011.

	For the Three Months Ended December 31, 2012	For the Nine Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	For the Nine Months Ended December 31, 2011
	Available for sale securities	Available for sale securities	Available for sale securities	Available for sale securities

Beginning balance	$1,119	$1,166	$1,179	$916
Transfers in to Level 3	-	-	-	-
Included in earnings (1)	-	-	-	-
Included in other comprehensive income	85	38	9	272
Ending balance	$1,204	$1,204	$1,188	$1,188

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

The following table represents certain loans and real estate owned (“REO”) which were marked down to their fair value using fair value measures for the nine months ended December 31, 2012. The following are assets that are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at December 31, 2012, using
	Fair value December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$22,359	$-	$-	$22,359
Real estate owned	22,325	-	-	22,325
Total nonrecurring assets measured at fair value	$44,684	$-	$-	$44,684

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Impaired loans	Appraised value	Adjustment for market conditions	0% - 18%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 24%

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

In July 2012, the FASB issued ASU No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment”, regarding goodwill which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on the Company’s financial position and results of operations.

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

The estimated fair value of financial instruments is as follows at the dates indicated (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
December 31, 2012	Carry value	(Level 1)	(Level 2)	(Level 3)	Fair value
Assets:
Cash	$107,080	$107,080	$-	$-	$107,080
Certificates of deposit held for investment	44,137	-	44,543	-	44,543
Investment securities available for sale	6,204	-	5,000	1,204	6,204
Mortgage-backed securities held to maturity	129	-	132	-	132
Mortgage-backed securities available for sale	549	-	549	-	549
Loans receivable, net	539,549	-	-	506,923	506,923
Loans held for sale	2,551	2,551	-	-	2,551
Federal Home Loan Bank stock	7,219	-	7,219	-	7,219

Liabilities:
Demand – savings deposits	487,970	-	487,970	-	487,970
Time deposits	194,824	-	196,303	-	196,303
Junior subordinated debentures	22,681	-	-	8,753	8,753

March 31, 2012
Assets:
Cash	$46,393	$46,393	$-	$-	$46,393
Certificates of deposit held for investment	41,473	-	41,767	-	41,767
Investment securities held to maturity	493	-	542	-	542
Investment securities available for sale	6,314	-	5,148	1,166	6,314
Mortgage-backed securities held to maturity	171	-	177	-	177
Mortgage-backed securities available for sale	974	-	974	-	974
Loans receivable, net	664,888	-	-	596,552	596,552
Loans held for sale	480	480	-	-	480
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350

Liabilities:
Demand – savings deposits	514,446	-	514,446	-	514,446
Time deposits	230,009	-	231,631	-	231,631
Junior subordinated debentures	22,681	-	-	9,831	9,831

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

Loans Receivable and Loans Held for Sale – At December 31, 2012, the entire loan portfolio was priced using a discounted cash flow analysis. At March 31, 2012, nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The remaining loans within the portfolio were priced using a discounted cash flow analysis.

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

Significant off-balance sheet commitments at December 31, 2012 are listed below (in thousands):

Contract or Notional Amount
Commitments to originate loans:
Adjustable-rate	$330
Fixed-rate	2,932
Standby letters of credit	908
Undisbursed loan funds, and unused lines of credit	55,042
Total	$59,212

At December 31, 2012, the Company had firm commitments to sell $4.4 million of residential loans to the FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

Other Contractual Obligations.  In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against loss.  At December 31, 2012, loans under warranty totaled $116.7 million, which substantially represents the unpaid principal balance of the Company’s loans serviced for FHLMC. The Company believes that the potential for loss under these arrangements is remote.  Accordingly, no contingent liability is recorded in the consolidated financial statements.

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

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of December 31, 2012, the Bank’s Tier 1 capital (leverage) ratio was 9.50% and its total risk-based capital ratio was 14.25%.

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

Executive Overview

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The Counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have increased to 82.2% of the loan portfolio at December 31, 2012 from 80.0% at March 31, 2012. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. Total real estate construction loans at December 31, 2012 declined to $17.6 million, which represents a decrease of 31.7% from March 31, 2012. Land acquisition and development loans were $26.1 million at December 31, 2012, a decrease of 32.8% from March 31, 2012. Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company executed a planned bulk sale of $31.4 million in single-family mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) during June 2012 which decreased the overall balance of single-family mortgage loans for the nine months ended December 31, 2012 compared to the same prior year period. The Company plans to continue to sell conforming, newly originated one-to-four family mortgage loans to the FHLMC.

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

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for both loan and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. In pursuit of these goals, the Company manages the size of its loan portfolio while striving to include a significant amount of commercial and commercial real estate loans in its portfolio. A significant portion of these commercial and commercial real estate loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. A related goal is to increase the proportion of personal and business checking account deposits used to fund these new loans. At December 31, 2012, checking accounts totaled $216.1 million, or 31.7% of our total deposit mix compared to $213.6 million or 29.1% a year ago. The strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. The Company believes it is well positioned to attract new customers and to increase its market share with 18 branches, including ten in Clark County and three in the Portland metropolitan area, and four lending centers. On June 29, 2012, the Company opened a new full-service branch in Gresham, Oregon.

During 2008, the national and regional residential lending market experienced a notable slowdown. This downturn has negatively affected the economy in the Company’s primary market area. As a result, the Company experienced a decline in the values of real estate collateral supporting its loans, and experienced increased loan delinquencies and defaults. These declines were initially concentrated primarily in its residential construction and land development loans portfolios. However, subsequently the Company has also experienced deterioration in its commercial business and commercial real estate loan performance and underlying collateral values. Throughout fiscal 2008 and continuing to the present, higher than historical provision for loan losses has been the most significant factor affecting the Company’s operating results. Although economic conditions during 2012 appear to have stabilized, the continuing weak economy in our primary market area could result in additional increases in nonperforming assets, further increases in the provision for loan losses and loan charge-offs in the future. As a result, like most financial institutions, our future operating results and financial performance will be significantly affected by the course of recovery in our primary market area from the recent recessionary downturn. In response to these financial challenges, the Company has taken, and is continuing to take, a number of actions aimed at preserving existing capital, reducing lending concentrations and associated capital requirements, and increasing liquidity. The tactical actions taken include, but are not limited to: focusing on reducing the amount of nonperforming and classified assets, adjusting the balance sheet by reducing and or selling loan receivables, selling real estate owned, reducing controllable operating costs, managing the deposit portfolio while maintaining available secured borrowing facilities to improve liquidity and eliminating dividends to shareholders.

During the quarter ended December 31, 2012, unemployment in the Company’s market increased in both Clark County, Washington and Portland, Oregon. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 8.1% at November 30, 2012 compared to 7.6% at September 30, 2012 and 9.3% at December 31, 2011. According to the Oregon Employment Department, unemployment in Portland was 7.6% at December 31, 2012 and September 30, 2012 and decreased compared to 8.1% at December 31, 2011. Home values at December 2012 in the Company’s market area have increased slightly compared to home values a year ago, however, they remain lower compared to 2010 and 2009, due in large part to an increase in volume of foreclosures and short sales. According to the Regional Multiple Listing Services (“RMLS”), inventory levels in Portland, Oregon have decreased to 3.6 months at December 31, 2012 compared to 4.6 months at September 30, 2012 and 5.3 months at December 31, 2011. Inventory levels in Clark County have decreased to 5.1 months at December 31, 2012 compared to 5.6 months at September 30, 2012 and 6.5 months at December 31, 2011. According to the RMLS, closed home sales in Clark County decreased 9.5% and 1.5% at December 31, 2012 compared to September 30, 2012 and December 30, 2011, respectively. Closed home sales in Portland decreased 7.1% at December 31, 2012 compared to September 30, 2012 and increased 9.2% compared to December 31, 2011. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market; however, it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates in Clark County and Portland, Oregon were approximately 16.6% and 20.7%, respectively, as of December 31, 2012 compared to 15.4% and 21.9%, respectively, at December 31, 2011. The Company believes there are indications that increased loan delinquencies and defaults may remain elevated for the foreseeable future.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming and classified assets through write-downs, collections, modifications and sales of such loans and real estate owned. The Company has taken proactive steps to resolve its classified and nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. Nonperforming assets decreased $17.5 million to $45.4 million at December 31, 2012 compared to $62.9 million at March 31, 2012. Classified loans decreased $19.7 million to $66.4 million at December 31, 2012 compared to $86.0 million at March 31, 2012. The Company has continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $28.6 million at December 31, 2012 as compared to $49.6 million at March 31, 2012. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots. For the nine months ended December 31, 2012, the Company sold $5.2 million in land and lot REO properties.

Improving Earnings by Expanding Product Offerings. The Company intends to prudently increase the percentage of its assets consisting of higher-yielding owner-occupied commercial real estate and commercial business loans, which offer higher risk-adjusted returns, shorter maturities and sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $334.5 million and $359.6 million at December 31, 2012 and March 31, 2012, respectively.

The Company continuously reviews new products and services to provide its customers more financial options. All new technology and services are generally reviewed for business development and cost saving purposes. The Bank has implemented remote check capture at all of its branches and for selected customers of the Bank. The Company continues to experience growth in customer use of its online banking services, which allows customers to conduct a full range of services on a real-time basis, including balance inquiries, transfers and electronic bill paying. The Company also upgraded its online banking product for consumer customers, providing consumer customers greater flexibility and convenience in conducting their online banking. The Company’s online service has also enhanced the delivery of cash management services to business customers. The Company also introduced its mobile banking application during the second fiscal quarter of 2013 to further allow flexibility and convenience to its customers related to their banking needs. Further, the Company participates in an Internet deposit listing service which allows the Company to post time deposit rates on an Internet site where institutional investors have the ability to deposit funds with the Company. Furthermore, the Company may utilize the Internet deposit listing service to purchase certificates of deposit at other financial institutions. The Company also offers Insured Cash Sweep (ICS™), a reciprocal money market product, to its customers along with the Certificate of Deposit Account Registry Service (CDARS™) program which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit.

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit.  In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) decreased $38.8 million during the nine months ended December 31, 2012.  This decrease was primarily a result of a decision by the Company to reduce a deposit concentration it had with its largest depositor by $23.7 million. The Company had no outstanding advances from the FHLB or the FRB at December 31, 2012.

Continued Expense Control. Since fiscal 2009, management has undertaken several initiatives to reduce non-interest expense and will continue to make it a priority to identify cost savings opportunities throughout all aspects of the Company’s operations. The Company has instituted expense control measures such as cancelling certain projects and capital purchases, and reducing travel and entertainment expenditures. During October 2009, a branch and a loan origination office were closed as a result of their failure to meet the Company’s required growth standards. The Company has formed a cost saving committee whose mission is to find additional cost saving opportunities at the Company. The Company also continuously evaluates its staffing levels in light of the continued weak prospects for loan growth.

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

	Commercial Business	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
December 31, 2012	(In thousands)

Commercial business	$75,090	$-	$-	$75,090
Commercial construction	-	-	14,868	14,868
Office buildings	-	88,810	-	88,810
Warehouse/industrial	-	44,950	-	44,950
Retail/shopping centers/strip malls	-	68,553	-	68,553
Assisted living facilities	-	16,872	-	16,872
Single purpose facilities	-	87,572	-	87,572
Land	-	26,123	-	26,123
Multi-family	-	34,278	-	34,278
One-to-four family construction	-	-	2,747	2,747
Total	$75,090	$367,158	$17,615	$459,863

March 31, 2012

Commercial business	$87,238	$-	$-	$87,238
Commercial construction	-	-	13,496	13,496
Office buildings	-	94,541	-	94,541
Warehouse/industrial	-	48,605	-	48,605
Retail/shopping centers/strip malls	-	80,595	-	80,595
Assisted living facilities	-	35,866	-	35,866
Single purpose facilities	-	93,473	-	93,473
Land	-	38,888	-	38,888
Multi-family	-	42,795	-	42,795
One-to-four family construction	-	-	12,295	12,295
Total	$87,238	$434,763	$25,791	$547,792

Comparison of Financial Condition at December 31, 2012 and March 31, 2012

Cash, including interest-earning accounts, totaled $107.1 million at December 31, 2012 compared to $46.4 million at March 31, 2012. The increase in cash was attributable to principal repayments on loans receivable and proceeds received from the $31.4 million bulk sale of one-to-four family mortgages to the FHLMC during June 2012. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes.

As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit which have a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At December 31, 2012, certificates of deposits held for investments totaled $44.1 million compared to $41.5 million at March 31, 2012.

Investment securities available for sale totaled $6.2 million at December 31, 2012 compared to $6.3 million at March 31, 2012. For the quarter ended December 31, 2012, the Company determined that none of its investment securities required an other than temporary impairment charge. For additional information on our Level 3 fair value measurements see “Fair Value of Level 3 Assets” included below.

REO totaled $20.7 million at December 31, 2012 compared to $18.7 million at March 31, 2012.  The $2.0 million increase was a result of the transfers of loans to REO totaling $13.6 million which was partially offset by REO sales of $9.4 million and REO valuation adjustments totaling $2.4 million.

Loans receivable, net, totaled $539.5 million at December 31, 2012, compared to $664.9 million at March 31, 2012, a decrease of $125.3 million. The decrease was due to principal repayments and planned reductions on existing loans in its commercial business, commercial real estate and multi-family portfolios as well as the $31.4 million bulk sale of one-to-four family mortgage loans to the FHLMC during June 2012. Consistent with its focus of reducing speculative construction and land development loans, these loan portfolios decreased $8.3 million and $12.8 million, respectively, from March 31, 2012 to December 31, 2012. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market areas. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (ARM), or teaser residential real estate loans in its portfolio.

Deposit accounts decreased $61.7 million to $682.8 million at December 31, 2012, compared to $744.5 million at March 31, 2012. Deposits decreased as a result of the Company’s targeted efforts to reduce its higher costing deposits and to control balance sheet growth as part of its overall capital and liquidity strategy. These decreases included a $10.9 million reduction in trust account deposits, a $15.1 million reduction in internet based deposits and a $23.7 million reduction in a deposit concentration with its largest depositor. The Company had no wholesale-brokered deposits as of December 31, 2012 or March 31, 2012. Core branch deposits accounted for 95.2% of total deposits at December 31, 2012, compared to 92.5% at March 31, 2012. The Company plans to continue its focus on core deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Shareholders’ Equity and Capital Resources

Shareholders' equity increased $1.2 million at December 31, 2012 from $75.6 million at March 31, 2012. This increase is primarily from net income of $1.0 million for the nine months ended December 31, 2012. The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. As of December 31, 2012, the Bank was “well capitalized” as defined under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain the minimum capital ratios set forth in the table below.

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital:
(To Risk-Weighted Assets)	$79,584	14.25%	$44,687	8.0%	$67,030	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	72,443	12.97	22,343	4.0	33,515	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	72,443	9.50	30,511	4.0	68,650	9.0	(1)
Tangible Capital:
(To Tangible Assets)	72,443	9.50	11,442	1.5	N/A	N/A

	Actual		“Adequately Capitalized”		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital:
(To Risk-Weighted Assets)	$80,834	12.11%	$53,399	8.0%	$80,099	12.0	%(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	72,354	10.84	26,700	4.0	40,049	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	72,354	8.76	33,034	4.0	74,326	9.0	(1)
Tangible Capital:
(To Tangible Assets)	72,354	8.76	12,388	1.5	N/A	N/A
(1)
The Bank agreed to establish higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risk-based capital ratio of not less than 12.0% in order to be deemed “well capitalized”.

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at December 31, 2012.  As of December 31, 2012, the Company had deferred a total of $3.2 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balances Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the nine months ended December 31, 2012, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At December 31, 2012, cash totaled $107.1 million, or 13.5% of total assets. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings, including FRB borrowings and FHLB advances. At December 31, 2012, the Bank had no advances from the FRB. The Bank has a borrowing capacity of $79.0 million from the FRB, subject to sufficient collateral. At December 31, 2012, there were no advances from the FHLB and the Bank has an available credit facility of $154.0 million, limited to sufficient collateral and stock investment. At December 31, 2012, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and the FHLB.  Borrowing capacity may, however, fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At December 31, 2012, the Company had no wholesale-brokered deposits. The Bank also participates in the CDARS and ICS deposit products, which allows the Bank to accept deposits in excess of the FDIC insurance limit for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s reciprocal CDARS and ICS balances were $32.7 million, or 4.8% of total deposits, and $37.2 million, or 5.0% of total deposits, at December 31, 2012 and March 31, 2012, respectively. With news of bank failures and increased levels of distress in the financial services industry and customer concern with FDIC insurance limits, customer interest in and demand for CDARS and ICS deposits has remained strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which include CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $482.8 million, or 60.8% of total assets at December 31, 2012.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000. Under the Dodd-Frank Act, since January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts, which were previously fully insured under the Transaction Account Guarantee (“TAG”) Program, are no longer eligible for an unlimited guarantee on December 31, 2010. Beginning January 1, 2013, all non-interest bearing transaction accounts and IOLTA accounts that were previously fully insured under the TAG program are no longer eligible for an unlimited insurance guarantee due to the expiration of the program. All deposits maintained at the Bank are now insured by the FDIC up to $250,000 per account owner.

At December 31, 2012, the Company had total commitments of $59.2 million, which includes commitments to extend credit of $3.3 million, unused lines of credit and undisbursed balances of $55.0 million and standby letters of credit totaling $908,000. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposits that are scheduled to mature in less than one year totaled $135.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $90.7 million.

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

Asset Quality

Nonperforming assets, consisting of nonperforming loans and REO, totaled $45.4 million or 5.71% of total assets at December 31, 2012 compared to $62.9 million or 7.35% of total assets at March 31, 2012. Nonperforming loans were $24.7 million or 4.41% of total loans at December 31, 2012 compared to $44.2 million or 6.45% of total loans at March 31, 2012. The decline in nonperforming loans was a result of a transfer of $13.6 million in loans to REO and the paydown of principal on several loans. This transfer of loans to REO was partially offset by REO sales of $9.4 million for the nine months ending December 31, 2012 and REO valuation adjustments totaling $2.4 million. The $24.7 million balance of nonperforming loans consisted of thirty-six loans to thirty-two borrowers, which includes four commercial business loans totaling $1.0 million, seven commercial real estate loans totaling $10.6 million (the largest of which was $6.5 million), five land acquisition and development loans totaling $3.6 million (the largest of which was $928,000), two multi-family real estate loans totaling $6.0 million (the largest of which was $3.1 million), three real estate construction loans totaling $687,000 and fifteen residential real estate loans totaling $2.8 million. All of these loans are to borrowers located in Oregon and Washington.

The Company has continued to focus on managing the residential construction and land development portfolios. At December 31, 2012, the Company’s residential construction and land acquisition and development loan portfolios were $2.7 million and $26.1 million, respectively compared to $12.3 million and $38.9 million, respectively at March 31, 2012. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios at December 31, 2012 was 25.01% and 13.67%, respectively as compared 63.08% and 33.39%, respectively at March 31, 2012. For the nine months ended December 31, 2012, net charge-offs for the residential construction and land development portfolios were $125,000 and $1.1 million, respectively. The commercial real estate loan portfolio has been affected more in recent quarters by the continuing weak economy. Nonperforming commercial real estate loans to total nonperforming loans has increased to 43.0% at December 31, 2012 compared to 31.6% at March 31, 2012. Classified commercial real estate loans totaled $43.4 million at December 31, 2012 compared to $35.1 million at March 31, 2012.

REO totaled $20.7 million at December 31, 2012 compared to $18.7 million at March 31, 2012. The $20.7 million balance of REO is comprised of single-family homes totaling $2.0 million, residential building lots totaling $1.3 million, land development property totaling $9.5 million, commercial real estate property totaling $7.3 million, and multi-family real estate totaling $562,000. All of these properties are located in Washington and Oregon with the exception of one commercial real estate property located in Idaho.

The allowance for loan losses was $19.6 million or 3.51% of total loans at December 31, 2012 compared to $19.9 million or 2.91% of total loans at March 31, 2012. The balance of the allowance for loan losses at December 31, 2012 reflects the continued elevated level of delinquent and classified loans, charge-offs as well as declines in real estate values as compared to historical levels. The coverage ratio of allowance for loan losses to nonperforming loans was 79.60% at December 31, 2012 compared to 45.11% at March 31, 2012. The increase in the coverage ratio was a result of the decrease in nonperforming loans. At December 31, 2012, the Company identified $23.9 million, or 96.91% of its nonperforming loans, as impaired and performed a specific valuation analysis on each loan resulting in a specific reserve of $608,000, or 2.54% of the nonperforming loans on which a specific analysis was performed. In general, the Company charges off the calculated specific valuation allowance on its collateral dependent loans resulting in the Company’s nonperforming loans being carried at their calculated fair value with no associated specific reserve. Based on its comprehensive analysis, management deemed the allowance for loan losses of at December 31, 2012 adequate to cover probable losses inherent in the loan portfolio. However, a further decline in local economic conditions, results of examinations by the Company’s regulators, or other factors could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate or should collateral values further decline as a result of the factors discussed elsewhere in the document. For further information regarding the Company’s impaired loans and allowance for loan losses, see Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral and when applicable, less selling costs, are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At December 31, 2012 the Company had TDRs totaling $22.5 million of which $13.2 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for two loans totaling $895,000 that defaulted in August 2012. The related amount of interest income recognized on TDR loans was $481,000 for the nine months ended December 31, 2012.

The Company has determined that, in certain circumstances, it is appropriate to split a loan into multiple notes. This typically includes a nonperforming charged-off loan that is not supported by the cash flow of the relationship and a performing loan that is supported by the cash flow. These may also be split into multiple notes to align portions of the loan balance with the various sources of repayment when more than one exists. Generally the new loans are restructured based on customary underwriting standards. In situations where they were not, the policy exception qualifies as a concession, and so long as the borrower is experiencing financial difficulties, the loans are accounted for as TDRs.

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

The following table sets forth information regarding the Company’s nonperforming assets.

	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$1,019	$3,930
Other real estate mortgage	20,131	28,562
Real estate construction	687	7,756
Real estate one-to-four family	2,828	3,915
Total	24,665	44,163
Accruing loans which are contractually past due 90 days or more	-	-
Total nonperforming loans	24,665	44,163
REO	20,698	18,731
Total nonperforming assets	$45,363	$62,894
Total nonperforming loans to total loans	4.41%	6.45%
Total nonperforming loans to total assets	3.10	5.16
Total nonperforming assets to total assets	5.71	7.35

The composition of the Company’s nonperforming assets by loan type and geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2012	(In thousands)

Commercial business	$-	$-	$1,019	$-	$-	$1,019
Commercial real estate	2,690	178	7,435	298	-	10,601
Land	-	800	2,773	-	-	3,573
Multi-family	-	3,024	2,933	-	-	5,957
One-to-four family construction	317	365	5	-	-	687
Real estate one-to-four family	579	178	1,763	308	-	2,828
Total nonperforming loans	3,586	4,545	15,928	606	-	24,665
REO	2,388	6,066	8,344	2,745	1,155	20,698
Total nonperforming assets	$5,974	$10,611	$24,272	$3,351	$1,155	$45,363

March 31, 2012

Commercial business	$194	$746	$2,990	$-	$-	$3,930
Commercial real estate	1,867	-	9,735	-	2,348	13,950
Land	-	1,902	6,383	-	4,700	12,985
Multi-family	627	1,000	-	-	-	1,627
One-to-four family construction	1,246	6,117	393	-	-	7,756
Real estate one-to-four family	678	189	3,048	-	-	3,915
Total nonperforming loans	4,612	9,954	22,549	-	7,048	44,163
REO	2,477	5,863	6,825	3,566	-	18,731
Total nonperforming assets	$7,089	$15,817	$29,374	$3,566	$7,048	$62,894

The composition of the speculative construction and land development loan portfolios by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
December 31, 2012		(In thousands)

Land development	$4,915	$2,356	$18,852	$-	$-	$26,123
Speculative construction	317	365	1,354	418	-	2,454
Total land and speculative construction	$5,232	$2,721	$20,206	$418	$-	$28,577

March 31, 2012

Land development	$6,044	$3,672	$24,472	$-	$4,700	$38,888
Speculative construction	1,246	6,117	3,006	392	-	10,761
Total land and speculative construction	$7,290	$9,789	$27,478	$392	$4,700	$49,649

Other loans of concern, defined as accruing classified loans, totaled $41.7 million at December 31, 2012 compared to $41.9 million at March 31, 2012. Included in other loans of concern at December 31, 2012 were twenty commercial loans totaling $5.6 million (the largest of which was $1.8 million), twenty-five commercial real estate loans totaling $32.8 million (the largest of which was $4.9 million), three multi-family loans totaling $1.3 million and four land acquisition and development loans totaling $2.0 million. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At December 31, 2012 and March 31, 2012, loans delinquent 30 - 89 days were 1.44% and 1.29%, respectively, of total loans. At December 31, 2012, the 30 - 89 days delinquency rate in the commercial business portfolio was 0.18% while the delinquency rate in the commercial real estate loan portfolio was 2.04%, comprised of five loans for $6.3 million. At that date, commercial real estate loans represented the largest portion of the loan portfolio at 54.86% of total loans and commercial business loans represented 13.43% of total loans. At December 31, 2012, the 30-89 days delinquency rate in the real estate one-to-four family loan portfolio was 1.65%.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2012. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 40%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 1.8%, a net interest margin that approximated 4.1% and a return on assets that ranged from 0.43% to 0.92% (average of 0.67%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.2% utilized for our cash flow estimates and a terminal value estimated at 1.3 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.12 times tangible book. The Company calculated a fair value of its reporting unit of $72 million using the corporate value approach, $77 million using the income approach and $84 million using the market approach, with a final concluded value of $80 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $13.6 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company used two separate methods to determine the fair value of its loans receivable. For performing and noncriticized loans, the Company utilized a discounted cash flow approach. For nonperforming and criticized loans, the Company utilized a comparable transaction approach using comparable loan sales. A key assumption used by the Company under each method was determining an appropriate discount rate. For the discounted cash flow approach the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. For the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

Even though the Company determined that there was no goodwill impairment during the third quarter of fiscal 2013, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2012 and 2011

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

Net interest income for the three and nine months ended December 31, 2012 was $7.4 million and $23.2 million, respectively, representing a $1.0 million and $2.4 million decrease, respectively, compared to the same three and nine months ended December 31, 2011. Average interest-earning assets to average interest-bearing liabilities increased to 125.48% and 122.43% for the three and nine month periods ended December 31, 2012 compared to 121.42% and 120.43% for the same prior year periods. The net interest margin for the three and nine months ended December 31, 2012 was 4.03% and 4.19%, respectively, compared to 4.21% and 4.40%, respectively, for the three and nine months ended December 31, 2011.

The Company generally achieves better net interest margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive. Approximately 10.88% of our loan portfolio was adjustable (floating) at December 31, 2012. At December 31, 2012, approximately $43.3 million, or 71.13% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At December 31, 2012, $42.4 million or 7.58% of the loans in the Company’s loan portfolio were at the floor interest rate of which $27.5 million or 64.87% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. Generally, interest rates on the Company’s interest-earning assets reprice faster than interest rates on the Company’s interest-bearing liabilities. In a decreasing interest rate environment, the Company requires time to reduce deposit interest rates to recover the decline in the net interest margin. While the Company does not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income. Interest income for the three and nine months ended December 31, 2012, was $8.1 million and $26.0 million, respectively, compared to $9.8 million and $30.2 million, respectively, for the same periods in the prior year. This represents a decrease of $1.7 million and $4.2 million for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods. These decreases were due primarily to a decrease in average loan balances, and to a lesser extent, the impact of loans repricing down to the current low interest rates.

The average balance of net loans decreased $119.6 million and $76.8 million to $574.6 million and $617.1 million for the three and nine months ended December 31, 2012, respectively, from $694.2 million and $693.9 million for the same prior year periods, respectively. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies. The decrease was also due to an increase in principal repayments and to the sale of $31.4 million in one-to-four family mortgages loans to FHLMC during the quarter-ended June 30, 2012. The yield on net loans was 5.41% and 5.45% for the three and nine months ended December 31, 2012, respectively, compared to 5.53% and 5.69% for the same three and nine month periods in the prior year. During the three and nine months ended December 31, 2012, the Company also reversed $34,000 and $139,000, respectively, of interest income on nonperforming loans.

Interest Expense. Interest expense decreased $690,000 and $1.8 million to $752,000 and $2.8 million for the three and nine months ended December 31, 2012, respectively, compared to $1.4 million and $4.6 million for the three and nine months ended December 31, 2011. These decreases in interest expense were the result of declining deposit costs, primarily due to the low interest rate environment. The weighted average interest rate on interest-bearing deposits decreased to 0.43% and 0.49% for the three and nine months ended December 31, 2012, respectively from 0.67% and 0.74% for the same respective periods in the prior year. The decrease in interest expense was also due the Company’s junior subordinated debentures changing from a fixed to floating interest rate. The weighted average interest rate on other interest-bearing liabilities decreased to 2.47% and 3.52% for the three and nine months ended December 31, 2012, respectively from 5.99% and 5.89% for the same respective periods in the prior year.

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

	Three Months Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$498,132	$6,813	5.43%	$609,718	$8,529	5.55%
Non-mortgage loans	76,485	1,025	5.32	84,487	1,140	5.35
Total net loans (1)	574,617	7,838	5.41	694,205	9,669	5.53

Mortgage-backed securities (2)	730	6	3.26	1,378	12	3.45
Investment securities (2)(3)	7,979	133	6.61	6,964	44	2.51
Daily interest-bearing assets	1,142	-	-	3,848	-	-
Other earning assets	142,854	160	0.44	84,527	109	0.51
Total interest-earning assets	727,322	8,137	4.44	790,922	9,834	4.93

Non-interest-earning assets:
Office properties and equipment, net	17,712			16,507
Other non-interest-earning assets	60,280			79,557
Total assets	$805,314			$886,986

Interest-bearing liabilities:
Regular savings accounts	$49,886	19	0.15	$41,057	31	0.30
Interest checking accounts	80,383	24	0.12	100,858	71	0.28
Money market deposit accounts	225,212	126	0.22	236,067	250	0.42
Certificates of deposit	198,999	426	0.85	248,144	709	1.13
Total interest-bearing deposits	554,480	595	0.43	626,126	1,061	0.67

Other interest-bearing liabilities	25,173	157	2.47	25,242	381	5.99
Total interest-bearing liabilities	579,653	752	0.51	651,368	1,442	0.88

Non-interest-bearing liabilities:
Non-interest-bearing deposits	139,593			116,773
Other liabilities	8,230			9,544
Total liabilities	727,476			777,685
Shareholders’ equity	77,838			109,301
Total liabilities and shareholders’ equity	$805,314			$886,986

Net interest income		$7,385			$8,392

Interest rate spread			3.93%			4.05%

Net interest margin			4.03%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.48%			121.42%

Tax equivalent adjustment (3)		$1			$5

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

	Nine Months Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$537,661	$22,244	5.49%	$607,989	$26,257	5.73%
Non-mortgage loans	79,406	3,107	5.19	85,867	3,507	5.42
Total net loans (1)	617,067	25,351	5.45	693,856	29,764	5.69

Mortgage-backed securities (2)	882	21	3.16	1,587	41	3.43
Investment securities (2)(3)	8,288	246	3.94	8,320	162	2.58
Daily interest-bearing assets	1,427	-	-	4,022	-	-
Other earning assets	109,694	417	0.50	66,541	273	0.54
Total interest-earning assets	737,358	26,035	4.69	774,326	30,240	5.18

Non-interest-earning assets:
Office properties and equipment, net	17,646			16,274
Other non-interest-earning assets	64,306			81,253
Total assets	$819,310			$871,853

Interest-bearing liabilities:
Regular savings accounts	$48,357	72	0.20	$39,126	95	0.32
Interest checking accounts	85,846	111	0.17	94,032	214	0.30
Money market deposit accounts	231,654	483	0.28	231,626	839	0.48
Certificates of deposit	211,248	1,451	0.91	252,940	2,301	1.21
Total interest-bearing deposits	577,105	2,117	0.49	617,724	3,449	0.74

Other interest-bearing liabilities	25,188	668	3.52	25,250	1,121	5.89
Total interest-bearing liabilities	602,293	2,785	0.61	642,974	4,570	0.94

Non-interest-bearing liabilities:
Non-interest-bearing deposits	131,517			109,980
Other liabilities	8,723			9,497
Total liabilities	742,533			762,451
Shareholders’ equity	76,777			109,402
Total liabilities and shareholders’ equity	$819,310			$871,853

Net interest income		$23,250			$25,670

Interest rate spread			4.08%			4.24%

Net interest margin			4.19%			4.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.43%			120.43%

Tax equivalent adjustment (3)		$8			$18

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

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the periods-ended December 31, 2012 compared to the periods ended December 31, 2011.  Variances that were insignificant have been allocated based upon the percentage relationship of changes in volume and changes in rate to the total net change.

	Three Months Ended December 31,			Nine Months Ended December 31,
	2012 vs. 2011			2012 vs. 2011

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income:
Mortgage loans	$(1,535)	$(181)	$(1,716)	$(2,946)	$(1,067)	$(4,013)
Non-mortgage loans	(109)	(6)	(115)	(256)	(144)	(400)
Mortgage-backed securities	(5)	(1)	(6)	(17)	(3)	(20)
Investment securities (1)	7	82	89	(1)	85	84
Daily interest-bearing	-	-	-	1	(1)	-
Other earning assets	68	(17)	51	165	(21)	144
Total interest income	(1,574)	(123)	(1,697)	(3,054)	(1,151)	(4,205)

Interest Expense:
Regular savings accounts	6	(18)	(12)	18	(41)	(23)
Interest checking accounts	(12)	(35)	(47)	(18)	(85)	(103)
Money market deposit accounts	(10)	(114)	(124)	-	(356)	(356)
Certificates of deposit	(122)	(161)	(283)	(339)	(511)	(850)
Other interest-bearing liabilities	(1)	(223)	(224)	(3)	(450)	(453)
Total interest expense	(139)	(551)	(690)	(342)	(1,443)	(1,785)
Net interest income	$(1,435)	$428	$(1,007)	$(2,712)	$292	$(2,420)

(1) Interest is presented on a fully tax-equivalent basis using a tax rate of 34%

Provision for Loan Losses. The provision for loan losses for the three and nine months ended December 31, 2012 was none and $4.5 million, respectively, compared to $8.1 million and $11.9 million, respectively for the same periods in the prior year. The decrease in the provision for loan losses for the nine months ended December 31, 2012 was primarily a result of a decrease in the level of delinquent and classified loans in addition to an overall decrease in the loan portfolio compared to prior year. However, classified loans have remained at higher levels compared to historical trends. These conditions are primarily the result of the continuing weak economy and decline in real estate values which significantly affected our borrower’s liquidity and ability to repay loans. The weak economy has also adversely affected the Bank’s commercial business and commercial real estate customers in recent quarters. Classified commercial real estate loans increased to $43.4 million at December 31, 2012 compared to $35.1 million at March 31, 2012. Economic factors impacting these borrowers typically lag that of non-commercial business and non-commercial real estate borrowers. The ratio of allowance for loan losses to total loans was 3.51% at December 31, 2012, compared to 2.29% at December 31, 2011.

Net charge-offs for the three and nine months ended December 31, 2012 were $507,000 and $4.8 million, respectively, compared to $6.8 million and $10.9 million for the same periods last year. Annualized net charge-offs to average net loans for the nine-month period ended December 31, 2012 was 1.03% compared to 2.08% for the same period in the prior year. Charge-offs decreased during the third fiscal quarter of 2013 compared to the same prior year period primarily as a result of the significant increase in classified and nonperforming loans during the nine months ended December 31, 2011, which resulted in an increase in charge-offs for the corresponding period. Charge-offs exceeded the provision for loan losses for the three months ended December 31, 2012 due to the reduction in the overall loan portfolio balance in addition to the charge-off of $380,000 of specific reserves that were reserved for in prior quarters. The ratio of allowance for loan losses to nonperforming loans was 79.60% at December 31, 2012 compared to 45.11% at March 31, 2012. See “Asset Quality” set forth above for additional information related to asset quality that management considers in determining the provision for loan losses.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of December 31, 2012, the Company had identified $39.9 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $31.6 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. Charge-offs on these impaired loans totaled $5.2 million from their original loan balance. The remaining $8.4 million of impaired loans have specific valuation allowances totaling $1.2 million.

Non-Interest Income. Non-interest income increased $557,000 and $1.6 million to $2.1 million and $6.8 million for the three and nine months ended December 31, 2012, respectively, compared to $1.5 million and $5.3 million for the three and nine months ended December 31, 2011. The increase between the periods primarily resulted from an increase in the gain on the sale of loans sold to FHLMC totaling $233,000 and $1.1 million for the three and nine months ended December 31, 2012, respectively. The $1.1 million increase during the nine months ended December 31, 2012 was due to a $704,000 gain on sale resulting from the planned bulk sale of one-to-four family mortgages sold to FHLMC in June 2012 as well as an increase in mortgage banking activity due to an increase in refinancing activity. Fees and service charges also increased $262,000 and $530,000 for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods as a result of an increase in loan prepayment fees and an increase in brokered mortgage loan fees. These increases were partially offset by decreases in asset management fees of $51,000 and $138,000 for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods due to a decrease in assets under management.

Non-Interest Expense. Non-interest expense decreased $1.8 million and $1.7 million to $8.4 million and $24.5 million for the three and nine months ended December 31, 2012, respectively, compared to $10.2 million and $26.2 million for the three and nine months ended December 31, 2011. Management continues to focus on managing controllable costs as the Company proactively adjusts to a lower level of real estate loan originations. Certain expenses remain, however, out of the Company’s control such as FDIC insurance premiums.

REO expenses decreased $1.7 million and $1.1 million for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods.  The decrease in REO expense was primarily the result of a decrease in the valuation allowances recognized on existing REO properties due to the stabilization of real estate values. Salaries and employee benefits also decreased $142,000 and $765,000 for the three and nine months ended December 31, 2012, respectively, compared to the same prior year period due to a reduction in staffing levels at the Company.

These decreases were partially offset by an increase in FDIC insurance premiums of $144,000 and $266,000 for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods as a result of an increase in the Bank’s FDIC’s assessment rate.  Furthermore, professional fees increased $113,000 and $178,000 for the three and nine months ended December 31, 2012, respectively, compared to the same prior year periods.

Income Taxes. The provision for income taxes was $6,000 and $23,000 for the three and nine months ended December 31, 2012, respectively, compared to $8.2 million and $8.6 million for the three and nine months ended December 31, 2011, respectively. The provision for income taxes in the prior year was a result of an $8.7 million charge to create a valuation allowance against the Company’s deferred tax assets. In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.

As of December 31, 2012, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $16.8 million, reducing its deferred tax asset to $527,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. At December 31, 2012, the Company had $6.1 million in deferred tax asset for federal and state, net operating loss carryforwards which will expire in 2032.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosures contained in the 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2012 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on December 31, 2012 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the quarter-ended December 31, 2012, the Company did not make any changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect these controls.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

                  None.

Item 3. Defaults Upon Senior Securities

                 Not applicable

Item 4. Mine Safety Disclosures

                Not applicable

Item 5. Other Information

               Not applicable

Item 6. Exhibits
(a)	Exhibits:

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
4	Form of Certificate of Common Stock of the Registrant (1)
10.1	Form of Employment Agreement between the Bank and each Patrick Sheaffer, Ronald A. Wysaske, David A. Dahlstrom and John A. Karas(2)
10.2	Form of Change in Control Agreement between the Bank and Kevin J. Lycklama (2)
10.3	Employee Severance Compensation Plan (3)
10.4	Employee Stock Ownership Plan (4)
10.5	1998 Stock Option Plan (5)
10.6	2003 Stock Option Plan (6)
10.7	Form of Incentive Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.8	Form of Non-qualified Stock Option Award Pursuant to 2003 Stock Option Plan (7)
10.9	Deferred Compensation Plan (8)
10.10	Agreement among Riverview Community Bank and the OCC entered into on January 25, 2012 (9)
11	Statement recomputation of per share earnings (See Note 4 of Notes to Consolidated Financial Statements contained herein.)
18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (10)

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

       RIVERVIEW BANCORP, INC.

By:	/S/ Patrick Sheaffer	By:	/S/ Kevin J. Lycklama
	Patrick Sheaffer		Kevin J. Lycklama
	Chairman of the Board		Executive Vice President
	Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)

Date:	February 12, 2013	Date:	February 12, 2013

EXHIBIT INDEX

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101*
The following materials from Riverview Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Equity (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.