Form 10-K
period 2013-03-31
RIVERVIEW BANCORP INC
filed 2013-06-14
CIK 1041368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22957

RIVERVIEW BANCORP, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

900 Washington St., Ste. 900, Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 693-6650

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 per share	Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "RVSB" on September 30, 2012 was $30,786,489 (22,471,890 shares at $1.37 per share).  As of May 31, 2013, there were issued and outstanding 22,471,890 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III).

Special Note Regarding Forward-Looking Statements

As used in this Form 10-K, the terms “we,” “our” “us”, “Riverview” and “Company” refer to Riverview Bancorp, Inc. and its consolidated subsidiaries, including its wholly-owned subsidiary, Riverview Community Bank, unless the context indicates otherwise.

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2014 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Riverview Bancorp, Inc. (the “Company" or “Riverview”), a Washington corporation, is the savings and loan holding company of Riverview Community Bank (the “Bank”). At March 31, 2013, the Company had total assets of $777.0 million, total deposit accounts of $663.8 million and shareholders' equity of $78.4 million. The Company’s executive offices are located in Vancouver Washington.

The Company is subject to regulation by the Board of Governors of the Federal Reserve Systems (“Federal Reserve”). Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF").  The Bank has been a member of the Federal Home Loan Bank ("FHLB") of Seattle since 1937.

As a progressive, community-oriented financial services company, the Company emphasizes local, personal service to residents of its primary market area. The Company considers Clark, Cowlitz, Klickitat and Skamania counties of Washington and Multnomah and Marion counties of Oregon as its primary market area. The counties of Multnomah, Clark and Skamania are part of the Portland metropolitan area as defined by the U.S. Census Bureau. The Company is engaged predominantly in the business of attracting deposits from the general public and using such funds in its primary market area to originate commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and other consumer loans. Commercial business, commercial real estate and real estate construction loans have increased to 81.5% of the loan portfolio at March 31, 2013 from 80.0% at March 31, 2012. The Company’s strategy over the past several years has been to control balance sheet growth, including the targeted reduction of residential construction related loans, in order to improve its regulatory capital ratios. The Company’s loan portfolio declined over the last fiscal year from $664.9 million to $520.4 million due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies

Over the last several years, we have steadily reduced our exposure to speculative construction and land acquisition and development loans through write-downs, collections, modifications and sales of nonperforming loans. Speculative construction loans, consisting of unsold properties under construction, represented $3.5 million, or 87.9% of the residential construction portfolio at March 31, 2013, compared to $10.8 million a year ago, a decline of 67.7%. Total real estate construction loans at March 31, 2013 declined to $9.7 million from $25.8 million a year ago. Land acquisition and development loans were $23.4 million at March 31, 2013 compared to $38.9 million a year ago, which represents a decline of 39.8%. Most recently, the Company’s primary focus has been on increasing commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. The Company executed a planned bulk sale of $31.4 million in single-family mortgage loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) during June 2012 which decreased the overall balance of single-family mortgage loans for the twelve months ended March 31, 2013 compared to the same prior year period. The Company plans to continue to sell conforming, newly originated one-to-four family mortgage loans to the FHLMC.

The Company’s strategic plan includes targeting the commercial banking customer base in its primary market area for loan originations and deposit growth, specifically small and medium size businesses, professionals and wealth building individuals. Most recently, the Company’s primary focus has been on originating commercial business loans and owner occupied commercial real estate loans with a specific focus on medical professionals and the medical industry. In pursuit of these goals, the Company will seek to modestly increase the loan portfolio consistent with its strategic plan and asset/liability and regulatory capital objectives, which includes maintaining a significant amount of commercial and commercial real estate loans in its loan portfolio. Significant portions of our new loan originations carry adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.

At March 31, 2013, checking accounts totaled $204.3 million, or 30.8% of our total deposit mix compared to $223.8 million or 30.1% a year ago. Our strategic plan also stresses increased emphasis on non-interest income, including increased fees for asset management through our trust and financial services company, Riverview Asset Management Corp. (“RAMCorp”), and deposit service charges. The strategic plan is designed to enhance earnings, reduce interest rate risk and provide a more complete range of financial services to customers and the local communities the Company serves. We believe we are well positioned to attract new customers and to increase our market share through our 18 branches, including ten in Clark County, three in the Portland metropolitan area and three lending centers, including our new full-service branch in Gresham, Oregon.

Market Area

The Company conducts operations from its home office in Vancouver and 18 branch offices located in Camas, Washougal, Stevenson, White Salmon, Battle Ground, Goldendale, Vancouver (seven branch offices) and Longview, Washington and Portland, Gresham, Wood Village and Aumsville, Oregon. RAMCorp, our trust and financial services company is located in downtown Vancouver, Washington.  Riverview Mortgage, a mortgage broker division of the Bank, originates mortgage loans for various mortgage companies predominantly in the Vancouver/Portland metropolitan areas, as well as for the Bank. The Bank’s Business and Professional Banking Division, with one lending office in Vancouver and one lending office in Portland, Oregon offers commercial and business banking services. The Bank also operates a lending office for mortgage banking activities.

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

There continue to be indications that economic conditions are improving in our market areas from the recent recessionary downturn, however, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward. Unemployment in Clark County increased while unemployment in Portland, Oregon decreased during the quarter ended March 31, 2013. According to the Washington State Employment Security Department, unemployment in Clark County decreased to 10.1% in March 2013 compared to 11.5% at March 2012. According to the Oregon Employment Department, unemployment in Portland decreased to 7.5% in March 2013 compared to 7.7% at March 2012. Home values at March 31, 2013 and 2012 in the Company’s market area remained lower than home values in 2011 and 2010, due in large part to an increase in the volume of foreclosures and short sales. However, home values have recently stabilized and even shown slight increases during the past fiscal year. According to the Regional Multiple Listing Services (RMLS), inventory levels in Portland, Oregon have fallen to 3.2 months as of March 2013, compared to 5.0 months in March 2012. Inventory levels in Clark County have decreased to 4.4 months as of March 2013, compared to 6.4 months in March 2012 and a peak of 6.7 months in April 2012. Closed home sales in Clark County increased 11.9% in March 2013 compared to March 2012. Closed home sales in Portland increased 14.2% during the same time period. Commercial real estate leasing activity in the Portland/Vancouver area has performed better than the residential real estate market, but it is generally affected by a slow economy later than other indicators. According to Norris Beggs Simpson, commercial vacancy rates have decreased in Clark County and Portland Oregon and were approximately 12.24% and 17.11%, respectively as of March 31, 2013 compared to 16.0% and 22.4%, respectively, at March 31, 2012.  The Company has also seen an increase in sales activity for building lots in recent months.

Lending Activities

General.  At March 31, 2013, the Company's net loans receivable totaled $520.4 million, or 67.0% of total assets at that date. The principal lending activity of the Company is the origination of loans collateralized by commercial properties and commercial business loans. A substantial portion of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area. The Company’s lending activities are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors (“Board”) and management. The customary sources of loan originations are realtors, walk-in customers, referrals and existing customers. The Bank also uses commissioned loan brokers and print advertising to market its products and services. Loans are approved at various levels of management, depending upon the amount of the loan.

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At March 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and construction:
Commercial business	$71,935	13.42%	$87,238	12.74%	$85,511	12.44%	$108,368	14.76%	$127,150	15.87%
Other real estate mortgage	355,397	66.30	434,763	63.49	461,955	67.19	459,178	62.52	447,652	55.88
Real estate construction	9,675	1.81	25,791	3.76	27,385	3.98	75,456	10.27	139,476	17.41
Total commercial and construction	437,007	81.53	547,792	79.99	574,851	83.61	643,002	87.55	714,278	89.16
Consumer:
Real estate one-to-four family	97,140	18.12	134,975	19.71	110,437	16.06	88,861	12.10	83,762	10.46
Other installment	1,865	0.35	2,042	0.30	2,289	0.33	2,616	0.35	3,051	0.38
Total consumer loans	99,005	18.47	137,017	20.01	112,726	16.39	91,477	12.45	86,813	10.84
Total loans	536,012	100.00%	684,809	100.00%	687,577	100.00%	734,479	100.00%	801,091	100.00%
Less:
Allowance for loan losses	15,643		19,921		14,968		21,642		16,974
Total loans receivable, net	$520,369		$664,888		$672,609		$712,837		$784,117

Loan Portfolio Composition.  The following tables set forth the composition of the Company's commercial and construction loan portfolio based on loan purpose at the dates indicated.

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2013	(In thousands)

Commercial business	$71,935	$-	$-	$71,935
Commercial construction	-	-	5,719	5,719
Office buildings	-	86,751	-	86,751
Warehouse/industrial	-	41,124	-	41,124
Retail/shopping centers/strip malls	-	67,472	-	67,472
Assisted living facilities	-	13,146	-	13,146
Single purpose facilities	-	89,198	-	89,198
Land	-	23,404	-	23,404
Multi-family	-	34,302	-	34,302
One-to-four family construction	-	-	3,956	3,956
Total	$71,935	$355,397	$9,675	$437,007

	Commercial	Other Real Estate Mortgage	Real Estate Construction	Commercial & Construction Total
March 31, 2012	(In thousands)

Commercial business	$87,238	$-	$-	$87,238
Commercial construction	-	-	13,496	13,496
Office buildings	-	94,541	-	94,541
Warehouse/industrial	-	48,605	-	48,605
Retail/shopping centers/strip malls	-	80,595	-	80,595
Assisted living facilities	-	35,866	-	35,866
Single purpose facilities	-	93,473	-	93,473
Land	-	38,888	-	38,888
Multi-family	-	42,795	-	42,795
One-to-four family construction	-	-	12,295	12,295
Total	$87,238	$434,763	$25,791	$547,792

Commercial Business Lending. At March 31, 2013, the commercial business loan portfolio totaled $71.9 million or 13.42% of total loans. Commercial business loans are typically secured by business equipment, accounts receivable, inventory or other property. The Company’s commercial business loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and usually have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and usually have a term of one year or less. Lines of credit are made at variable rates of interest equal to a negotiated margin above an index rate and term loans are at either a variable or fixed rate. The Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

Other Real Estate Mortgage Lending.  At March 31, 2013, the other real estate lending portfolio totaled $355.4 million, or 66.30% of total loans. The Company originates other real estate loans including office buildings, warehouse/industrial, retail, assisted living facilities and single-purpose facilities (collectively “commercial real estate loans”); as well as land and multi-family loans primarily located in its market area. At March 31, 2013, owner occupied properties accounted for 28% and non-owner occupied properties accounted for 72% of the Company’s commercial real estate portfolio.

Commercial real estate and multi-family loans typically have higher loan balances, are more difficult to evaluate and monitor, and involve a higher degree of risk than one-to-four family residential loans. As a result, commercial real estate and multi-family loans are generally priced at a higher rate of interest than residential one-to-four family loans. Often payments on loans secured by commercial properties are dependent on the successful operation and management of the property securing the loan or business conducted on the property securing the loan; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Loans are secured by first mortgages and often require specified debt service coverage (“DSC”) ratios depending on the characteristics of the collateral. The Company generally imposes a minimum DSC ratio of 1.20 for loans secured by income producing properties. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition and credit history, loan-to-value ratio, DSC ratio and other factors.

The Company actively pursues commercial real estate loans. New loan originations within the Company’s market area were very competitive in fiscal year 2013 as stabilizing economic conditions resulted in an increase in loan demand from creditworthy borrowers and permitted existing borrowers with nonaccrual loans to return to a current payment status and refinance elsewhere. The decrease was due to planned reductions in classified and nonperforming loans and principal repayments as part of the Company’s capital and liquidity strategies. At March 31, 2013, the Company had six commercial real estate loans totaling $10.3 million on non-accrual status compared to nine commercial real estate loans totaling $14.0 million at March 31, 2012. For more information concerning risks related to commercial real estate loans, see Item 1A. “Risk Factors – Our emphasis on commercial real estate lending may expose us to increased lending risks.”

Land acquisition and development loans are included in the other real estate mortgage portfolio balance, and represent loans made to developers for the purpose of acquiring raw land and/or for the subsequent development and sale of residential lots. Such loans typically finance land purchases and infrastructure development of properties (i.e. roads, utilities, etc.) with the aim of making improved lots ready for subsequent sales to consumers or builders for ultimate construction of residential units. The primary source of repayment is generally the cash flow from developer sale of lots or improved parcels of land, secondary sources and personal guarantees, which may provide an additional measure of security for such loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots as compared to previous years. The Company has been successful in reducing its exposure to land acquisition and development loans and plans to only originate these loans on a limited basis to developers that meet the Company’s underwriting standards. At March 31, 2013, land acquisition and development loans totaled $23.4 million, or 4.37% of total loans compared to $38.9 million, or 5.68% of total loans at March 31, 2012. The largest land acquisition and development loan had an outstanding balance at March 31, 2013 of $3.8 million and was performing according to its original payment terms. At March 31, 2013 all of the land acquisition and development loans were secured by properties located in Washington and Oregon. At March 31, 2013, the Company had five land acquisition and development loans totaling $3.3 million on non-accrual status compared to nine land acquisition and development loans totaling $13.0 million on non-accrual status at March 31, 2012.

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

The composition of the Company’s construction loan portfolio including undisbursed funds was as follows:
	At March 31,
	2013		2012
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Speculative construction	$5,718	35.77%	$11,460	34.87%
Commercial/multi-family construction	6,495	40.63	19,096	58.11
Custom/presold construction	2,898	18.13	202	0.61
Construction/permanent	875	5.47	2,106	6.41
Total	$15,986	100.00%	$32,864	100.00%

(1) Includes undisbursed funds of $6.3 million and $7.1 million at March 31, 2013 and 2012, respectively.

The Company proactively manages its construction loan portfolio and has continued to be successful at reducing its overall exposure to residential construction and commercial construction loans. At March 31, 2013, the balance of the Company’s construction loan portfolio, including loan commitments, was $16.0 million compared to $32.9 million at March 31, 2012. The $16.9 million reduction was a result of loan repayments and charge-offs reflecting the Company’s efforts to reduce its exposure to these types of loans. The Company plans to continue to proactively manage its construction loan portfolio in fiscal year 2014. The Company has significantly slowed the origination of new construction loans and only originating new construction loans to facilitate the sale of existing loans or real estate owned (“REO”) properties; or on a very limited basis to selected borrowers.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until a home buyer is identified. Included in speculative construction loans are loans to finance the construction of townhouses totaling $1.3 million. At March 31, 2013, the $1.3 million was comprised of one borrower with an outstanding loan balance of $1.2 million and was secured by properties located in the Company’s market area and one loan totaling $175,000 that was on non-accrual status.

The composition of speculative construction and land acquisition and development loans by geographical area is as follows:

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2013	(In thousands)

Land development	$4,674	$1,339	$17,391	$-	$-	$23,404
Speculative construction	-	175	3,011	291	-	3,477
Total land and spec construction	$4,674	$1,514	$20,402	$291	$-	$26,881

March 31, 2012

Land development	$6,044	$3,672	$24,472	$-	$4,700	$38,888
Speculative construction	1,246	6,117	3,006	392	-	10,761
Total land and spec construction	$7,290	$9,789	$27,478	$392	$4,700	$49,649

Unlike speculative construction loans, presold construction loans are made for homes that have buyers. Presold construction loans are made to homebuilders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home from the Company or another lender. Custom construction loans are made to the homeowner. Custom/presold construction loans are generally originated for a term of 12 months. At March 31, 2013, the Company had no custom construction loans in its portfolio. At March 31, 2013 the Company had 14 presold construction loans with an outstanding balance of $1.4 million that were performing according to original repayment terms.

Construction/permanent loans are originated to the homeowner rather than the homebuilder along with a commitment by the Company to originate a permanent loan to the homeowner to repay the construction loan at the completion of construction. The construction phase of a construction/permanent loan generally lasts six to nine months. At the completion of construction, the Company may either originate a fixed rate mortgage loan or an adjustable rate mortgage (“ARM”) loan or use its mortgage brokerage capabilities to obtain permanent financing for the customer with another lender. At completion of construction, the interest rate of the Company-originated fixed rate permanent loan is set at a market rate. For adjustable rate loans, the interest rates adjust on their first adjustment date.  See “—Mortgage Brokerage,” and “—Mortgage Loan Servicing.” At March 31, 2013, construction/permanent loans totaled $479,000 of which the largest had an outstanding balance of $400,000 and was performing according to its original repayment terms. At March 31, 2013, the Company had no construction/permanent loans on non-accrual status.

The Company provides construction financing for non-residential business properties and multi-family dwellings. At March 31, 2013, such loans totaled $5.7 million, or 59.11% of total real estate construction loans and 1.07% of total loans. Borrowers may be the business owner/occupier of the building who intend to operate their business from the property upon construction, or non-owner developers. The expected source of repayment of these loans is typically the sale or refinancing of the project upon completion of the construction phase. In certain circumstances, the Company may provide or commit to take-out financing upon construction. Take-out financing is subject to the project meeting specific underwriting guidelines. No assurance can be given that such take-out financing will be available upon project completion. These loans are secured by office buildings, retail rental space, mini storage facilities, assisted living facilities and multi-family dwellings located in the Company’s market area. At March 31, 2013, the largest commercial construction loan had a balance of $2.6 million and was performing according to its original repayment terms. At March 31, 2013, the Company had no commercial construction loans on non-accrual status.

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

Consumer Lending. Consumer loans totaled $99.0 million at March 31, 2013, comprised of $69.0 million of one-to-four family mortgage loans, $23.7 million of home equity lines of credit, $4.4 million of land loans to consumers for the future construction of one-to-four family homes and other secured and unsecured consumer loans, totaling $1.9 million at March 31, 2013.

One-to-four family residences located in the Company’s primary market area secure the majority of the residential loans. Underwriting standards require that one-to-four family portfolio loans generally be owner occupied and that loan amounts not exceed 80% (95% with private mortgage insurance) of the lesser of current appraised value or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company also offers balloon mortgage loans with terms of either five or seven years and originates both fixed rate mortgages and ARMs with repricing based on the one-year constant maturity U.S. Treasury index or other index.  At March 31, 2013, the Company had 15 residential real estate loans totaling $3.1 million on non-accrual status compared to 16 loans totaling $3.9 million at March 31, 2012. All of these loans were secured by properties located in Oregon and Washington.

The Company originates a variety of installment loans, including loans for debt consolidation and other purposes, automobile loans, boat loans and savings account loans. These consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as mobile homes, automobiles, boats and recreational vehicles. At March 31, 2013 and 2012, the Company had no installment loans on non-accrual status.

Loan Maturity. The following table sets forth certain information at March 31, 2013 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances are reported net of deferred fees.

	Within 1 Year	1 – 3 Years	After 3 – 5 Years	After 5 – 10 Years	Beyond 10 Years	Total
Commercial and construction:	(In thousands)
Commercial business	$27,732	$10,140	$17,529	$16,365	$169	$71,935
Other real estate mortgage	46,867	59,447	105,737	134,761	8,585	355,397
Real estate construction	4,093	276	-	102	5,204	9,675
Total commercial & construction	78,692	69,863	123,266	151,228	13,958	437,007
Consumer:
Real estate one-to-four family	3,121	5,062	2,625	9,226	77,106	97,140
Other installment	79	570	356	773	87	1,865
Total consumer	3,200	5,632	2,981	9,999	77,193	99,005
Total loans	$81,892	$75,495	$126,247	$161,227	$91,151	$536,012

The following table sets forth the dollar amount of all loans due after one year from March 31, 2013, which have fixed interest rates and have adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Commercial and Construction:
Commercial business	$24,580	$19,623	$44,203
Other real estate mortgage	61,506	247,024	308,530
Real estate construction	1,150	4,432	5,582
Total commercial and construction	87,236	271,079	358,315
Consumer:
Real estate one-to-four family	62,490	31,529	94,019
Other installment	1,281	505	1,786
Total consumer	63,771	32,034	95,805
Total loans	$151,007	$303,113	$454,120

Loan Commitments. The Company issues commitments to originate commercial loans, other real estate mortgage loans, construction loans, residential mortgage loans and other installment loans conditioned upon the occurrence of certain events. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2013, the Company had outstanding commitments to originate loans of $29.7 million, compared to $22.5 million at March 31, 2012.

Mortgage Brokerage. In addition to originating mortgage loans for retention in its portfolio, the Company employs three commissioned brokers who originate mortgage loans (including construction loans) for various mortgage companies, as well as for the Company. The loans brokered to mortgage companies are closed in the name of, and funded by the purchasing mortgage company and are not originated as an asset of the Company. In return, the Company receives a fee ranging from 1.5% to 2.0% of the loan amount that it shares with the commissioned broker. Loans brokered to the Company are closed on the Company's books and the commissioned broker receives a portion of the origination fee. During the year ended March 31, 2013, brokered loans totaled $57.6 million (including $38.0 million brokered to the Company), compared to $34.5 million of brokered loans in fiscal year 2012. Gross fees of $1.8 million, which includes brokered loan fees and loans sold to Federal Home Loan Mortgage Company (“FHLMC”), were earned for the year ended March 31, 2013. The interest rate environment has a strong influence on the loan volume and amount of fees generated from the mortgage broker activity. In general, during periods of rising interest rates the volume of loans and the amount of loan fees generally decrease as a result of slower mortgage loan demand. Conversely, during periods of falling interest rates, the volume of loans and the amount of loan fees generally increase as a result of the increased mortgage loan demand.

Mortgage Loan Servicing.  The Company is a qualified servicer for the FHLMC.  The Company generally sells fixed-rate residential one-to-four mortgage loans that it originates with maturities of 15 years or more and balloon mortgages to the FHLMC as part of its asset liability strategy.  Mortgage loans are sold to FHLMC on a non-recourse basis whereby foreclosure losses are the responsibility of FHLMC and not the Company.  The Company's general policy is to close its residential loans on the FHLMC modified loan documents to facilitate future sales to FHLMC.  Upon sale, the Company continues to collect payments on the loans, to supervise foreclosure proceedings, and to otherwise service the loans. At March 31, 2013, total loans serviced for others were $125.7 million, of which $119.9 million were serviced for the FHLMC.

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

Nonperforming assets were $36.8 million or 4.73% of total assets at March 31, 2013 compared with $62.9 million or 7.35% of total assets at March 31, 2012. The Company also had net charge-offs totaling $5.2 million during fiscal 2013 compared to $24.4 million during fiscal 2012. Credit quality challenges have lessened in the past fiscal year and the real estate market in our primary market area has seen improvements. While the Company did not engage in any sub-prime lending programs, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs contributed substantially to the increased levels of builder and developer delinquencies during recent periods. Although it appears the economic conditions have stabilized, a prolonged weak economy in our market area could result in increases in nonperforming assets, increases in the provision for loan losses and charge-offs in the future.

Over the last several years, management has successfully reduced the level of loans within its speculative construction loans and land acquisition and development loans. At March 31, 2013, the Company’s residential construction and land acquisition and development loan portfolios were $4.0 million and $23.4 million, respectively as compared to $12.3 million and $38.9 million at March 31, 2012. The percentage of nonperforming loans in the residential construction and land acquisition and development portfolios was 4.42% and 13.96%, respectively as compared to 63.08% and 33.39%, respectively, a year ago. For the year ended March 31, 2013, the charge-off (recovery) ratio for the residential construction and land development portfolios was (1.07%) and 2.37%, respectively compared to 13.51% and 22.92%, respectively, at March 31, 2012.

Nonperforming loans were $21.1 million or 3.94% of total loans at March 31, 2013 compared with $44.2 million or 6.45% of total loans at March 31, 2012. Nonperforming loans decreased as a result of the Company’s aggressive efforts to work out problem loans, seek full repayment or pursue foreclosure proceedings. At March 31, 2013, nonperforming loans consisted of 37 loans to 30 borrowers ranging in size from $24,000 to $6.5 million. Commercial real estate loans represent the largest portion of our nonperforming loans, totaling $10.3 million, or 48.8%, of the total nonperforming loan balance at March 31, 2013. However, nonperforming commercial real estate loans decreased $3.7 million compared to March 31, 2012. The remaining balance includes nine commercial loans to eight borrowers totaling $1.3 million, one multi-family loan to one borrower totaling $3.0 million, five land acquisition and development loans totaling $3.3 million, one speculative construction loan totaling $175,000 and 15 residential real estate loans to 14 borrowers totaling $3.1 million. All of these loans are to borrowers with properties located in Oregon and Washington. At March 31, 2013, 24 of the Company’s nonperforming loans, totaling $19.6 million or 92.82% of total nonperforming loans, were measured for impairment. These loans have been charged down to their estimated fair market value less selling costs.  The reserve associated with these impaired loans totaled $299,000 at March 31, 2013. At March 31, 2013, the largest single nonperforming loan was a commercial real estate loan totaling $6.5 million. Net charge-offs for this property totaled $123,000 for fiscal year 2013. This loan was measured for impairment and determined that a specific reserve was not required since the loan has been charged down to its estimated market value less selling costs.

The balance of nonperforming assets included $15.6 million in REO at March 31, 2013. The REO was comprised of single-family homes totaling $365,000, residential building lots totaling $2.2 million, commercial real estate property totaling $5.2 million and land development property totaling $7.8 million. All of the REO properties are located in Oregon and Washington. As a result of the decline in real estate values and the Company’s decision to aggressively price its REO properties for quicker liquidation, the Company had $5.0 million in write-downs on existing REO properties during fiscal year 2013. Total REO sales were $12.3 million during fiscal year 2013. Maintenance and operating expenses for these properties totaled $807,000 during fiscal year 2013. The orderly resolution of nonperforming loans and REO properties remains a priority for management. Because of the uncertain real estate market, no assurance can be given as to the timing of ultimate disposition of such assets or that the selling price will be at or above the carrying value. Continued declines in market values in our area could lead to additional valuation adjustments, which would have an adverse effect on our results of operations.

The following table sets forth information regarding the Company’s nonperforming assets.

	At March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans accounted for on a non-accrual basis:
Commercial business	$1,349	$3,930	$2,871	$6,430	$6,018
Other real estate mortgage	16,550	28,562	4,289	15,079	7,316
Real estate construction	175	7,756	4,206	11,826	12,720
Consumer	3,059	3,915	957	2,676	1,329
Total	21,133	44,163	12,323	36,011	27,383
Accruing loans which are contractually past due 90 days or more	-	-	-	-	187
Total nonperforming loans	21,133	44,163	12,323	36,011	27,570
REO	15,638	18,731	27,590	13,325	14,171
Total nonperforming assets	$36,771	$62,894	$39,913	$49,336	$41,741

Foregone interest on non-accrual loans	$1,420	$2,313	$1,950	$2,753	$2,020

The following table sets forth information regarding the Company’s nonperforming assets by loan type and geographical area.

	Northwest Oregon	Other Oregon	Southwest Washington	Other Washington	Other	Total
March 31, 2013	(In thousands)

Commercial business	$94	$169	$1,086	$-	$-	$1,349
Commercial real estate	2,638	-	7,379	298	-	10,315
Multi-family	-	2,968	-	-	-	2,968
Land	-	800	2,467	-	-	3,267
One-to-four family construction	-	175	-	-	-	175
Consumer	349	401	1,703	606	-	3,059
Total nonperforming loans	3,081	4,513	12,635	904	-	21,133
REO	1,637	5,272	6,548	2,181	-	15,638
Total nonperforming assets	$4,718	$9,785	$19,183	$3,085	$-	$36,771

March 31, 2012

Commercial business	$194	$746	$2,990	$-	$-	$3,930
Commercial real estate	1,867	-	9,735	-	2,348	13,950
Multi-family	627	1,000	-	-	-	1,627
Land	-	1,902	6,383	-	4,700	12,985
One-to-four family construction	1,246	6,117	393	-	-	7,756
Consumer	678	189	3,048	-	-	3,915
Total nonperforming loans	4,612	9,954	22,549	-	7,048	44,163
REO	2,477	5,863	6,825	3,566	-	18,731
Total nonperforming assets	$7,089	$15,817	$29,374	$3,566	$7,048	$62,894

In addition to the nonperforming assets set forth in the table above, at March 31, 2013 and 2012, the Company had other loans of concern totaling $31.7 million and $41.9 million, respectively. Other loans of concern at March 31, 2013 consisted of 39 loans to 23 borrowers. Included in other loans of concern at March 31, 2013 were 12 commercial loans totaling $2.5 million (the largest of which was $500,000), 22 commercial real estate loans totaling $27.3 million (the largest of which was $4.9 million), two multifamily loans totaling $879,000 and three land acquisition and development loans totaling $1.0 million. Other loans of concern consist of loans where the borrowers have cash flow problems, or the collateral securing the respective loans may be inadequate. In either or both of these situations, the borrowers may be unable to comply with the present loan repayment terms, and the loans may subsequently be included in the non-accrual category. Management considers the allowance for loan losses to be adequate to cover the probable losses inherent in these and other loans.

At March 31, 2013, loans delinquent 30 to 89 days were 1.74% of total loans compared to 1.29% at March 31, 2012. At March 31, 2013, the 30 to 89 day delinquency rate in our commercial business loan portfolio was 0.47%. The 30 to 89 day delinquency rate in our commercial real estate (“CRE”) portfolio was 2.13%. CRE loans represent the largest portion of our loan portfolio at 55.54% of total loans and the commercial business loans represent 13.42% of total loans.

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

TDRs are considered impaired loans and as such, when a loan is deemed to be impaired, the amount of the impairment is measured using discounted cash flows using the original note rate, except when the loan is collateral dependent. In these cases, the estimated fair value of the collateral, less selling costs (when applicable), are used.  Impairment is recognized as a specific component within the allowance for loan losses if the value of the impaired loan is less than the recorded investment in the loan. When the amount of the impairment represents a confirmed loss, it is charged off against the allowance for loan losses. At March 31, 2013, the Company had TDRs totaling $16.5 million of which $10.3 million were on accrual status. However, all of the Company’s TDRs are paying as agreed except for one of the Company’s TDRs that totaled $441,000 at March 31, 2013 that defaulted subsequent to modification. The related amount of interest income recognized on these TDRs was $534,000 for the year ended March 31, 2013.

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

In accordance with the Company’s policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. Consumer installment loans delinquent six months or more that have not received at least 75% of their required monthly payment in the last 90 days are charged-off. In addition, loans discharged in bankruptcy proceedings are charged-off. Loans under bankruptcy protection with no payments received for four consecutive months will be charged-off. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four to five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale would result in full repayment of the outstanding loan balance. Once any of these or other potential sources of repayment are exhausted the impaired portion of the loan is charged-off, unless an updated valuation of the collateral reveals no impairment. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

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

The aggregate amount of the Company's classified loans, general loss allowances, specific loss allowances and charge-offs were as follows at the dates indicated:
	At or For the Year
	Ended March 31,
	2013	2012
	(In thousands)
Classified loans	$52,845	$86,029

General loss allowances	14,924	18,319
Specific loss allowances	719	1,602
Net charge-offs	5,178	24,397

All of the loans on non-accrual status as of March 31, 2013 were categorized as classified loans. Classified loans at March 31, 2013 were comprised of one real estate construction loans totaling $175,000, 21 commercial business loans totaling $3.8 million (the largest of these loans totaling $500,000), eight land acquisition and development loans totaling $4.3 million (the largest of which was $928,000), 15 one-to-four family real estate loans totaling $3.1 million, three multi-family loans totaling $3.8 million (the largest of which was $3.0 million) and 28 commercial real estate loans totaling $37.6 million (the largest of which was $6.5 million).

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

At March 31, 2013, the Company had an allowance for loan losses of $15.6 million, or 2.92% of total loans. The decrease in the balance of the allowance for loan losses at March 31, 2013 compared to a year ago reflects the decreased levels of non-performing and classified loans, decreased charge-offs, the decline in the loan portfolio and recently stabilizing real estate values. Nonperforming loans decreased $23.0 million and 30-89 day delinquent loans increased $486,000 during the year ended March 31, 2013. Classified loans were $52.8 million at March 31, 2013 compared to $86.0 million at March 31, 2012. The decrease in nonperforming and classified assets can be attributed to the Company’s efforts to reduce its level of nonperforming and classified assets through write-downs, collections and modifications.

The coverage ratio of allowance for loan losses to nonperforming loans was 74.02% at March 31, 2013 compared to 45.11% at March 31, 2012. This coverage ratio increased from March 31, 2012 primarily as a result of the decrease in nonperforming loans. At March 31, 2013, 24 of the Company’s nonperforming loans, totaling $19.6 million or 92.82% of total nonperforming loans, were measured for impairment, with all of these loans being considered collateral dependent. The additional reserves associated with these impaired loans totaled $299,000 at March 31, 2013. The Company’s general valuation allowance to non-impaired loans was 2.96% at March 31, 2013 and 2012.

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

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$19,921	$14,968	$21,642	$16,974	$10,687
Provision for loan losses	900	29,350	5,075	15,900	16,150
Recoveries:
Commercial and construction
Commercial business	118	29	7	5	25
Other real estate mortgage	1,263	103	31	1	-
Real estate construction	228	3	7	76	-
Total commercial and construction	1,609	135	45	82	25
Consumer
Real estate one-to-four family	138	12	11	7	-
Other installment	1	3	2	-	2
Total consumer	139	15	13	7	2
Total recoveries	1,748	150	58	89	27
Charge-offs:
Commercial and construction
Commercial business	1,606	2,801	2,371	2,466	1,311
Other real estate mortgage	3,869	16,895	4,404	3,836	5,913
Real estate construction	141	2,101	4,329	3,737	2,073
Total commercial and construction	5,616	21,797	11,104	10,039	9,297
Consumer
Real estate one-to-four family	1,238	2,694	682	1,232	361
Other installment	72	56	21	50	232
Total consumer	1,310	2,750	703	1,282	593

Total charge-offs	6,926	24,547	11,807	11,321	9,890

Net charge-offs	5,178	24,397	11,749	11,232	9,863

Balance at end of year	$15,643	$19,921	$14,968	$21,642	$16,974
Ratio of allowance to total loans outstanding at end of year	2.92%	2.91%	2.18%	2.95%	2.12%
Ratio of net charge-offs to average net loans outstanding during year	0.86	3.51	1.67	1.48	1.24
Ratio of allowance to total nonperforming loans	74.02	45.11	121.46	60.10	61.57

The Company’s allowance consists of specific, general and unallocated components. The Company’s specific allowance decreased from prior year due to a decrease in the balance of impaired loans during the year. The general component also decreased from prior year due to a decrease in the balance of classified and non-performing loans and a decrease in charge-offs during the year. The unallocated component has remained elevated compared to historical levels as a result of the continued economic uncertainly.

The following table sets forth the breakdown of the allowance for loan losses by loan category and is based on applying a specific loan loss factor to the outstanding balances of related loan category as of the date of the allocation for the periods indicated.

	At March 31,
	2013		2012		2011		2010		2009
	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans	Amount	Loan Category as a Percent of Total Loans
	(Dollars in thousands)
Commercial and construction:
Commercial business	$2,128	13.42%	$2,688	12.74%	$1,822	12.44%	$3,181	14.76%	$2,668	15.87%
Other real estate mortgage	8,539	66.30	11,626	63.49	8,919	67.19	10,028	62.52	6,475	55.88
Real estate construction	221	1.81	412	3.76	820	3.98	5,137	10.27	4,592	17.41

Consumer:
Real estate one-to-four family	2,868	18.12	3,220	19.71	1,294	16.06	1,522	12.10	1,148	10.46
Other installment	81	0.35	54	0.30	45	0.33	52	0.35	61	0.38
Unallocated	1,806	-	1,921	-	2,068	-	1,722	-	2,030	-

Total allowance for loan loss	$15,643	100.00%	$19,921	100.00%	$14,968	100.00%	$21,642	100.00%	$16,974	100.00%

Investment Activities

The Board sets the investment policy of the Company. The Company's investment objectives are: to provide and maintain liquidity within regulatory guidelines; to maintain a balance of high quality, diversified investments to minimize risk; to provide collateral for pledging requirements; to serve as a balance to earnings; and to optimize returns.  The policy permits investment in various types of liquid assets permissible under OCC regulation, which includes U.S. Treasury obligations, securities of various federal agencies, "bank qualified" municipal bonds, certain certificates of deposit of insured banks, repurchase agreements, federal funds and mortgage-backed securities (“MBS”), but does not permit investment in non-investment grade bonds. The policy also dictates the criteria for classifying securities into one of three categories:  held to maturity, available for sale or trading.  At March 31, 2013, no investment securities were held for trading.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies."

At March 31, 2013, the Company’s investment portfolio totaled $6.8 million, primarily consisting of $5.0 million in U.S. agency securities available-for-sale, $431,000 in mortgage-backed securities available-for-sale, and $1.2 million in trust preferred securities available-for-sale. This compares with a total investment portfolio of $8.0 million at March 31, 2012, primarily consisting of $5.0 million in U.S. agency securities available-for-sale, $974,000 in mortgage-backed securities available-for-sale, and $1.2 million in a trust preferred securities available-for-sale. At March 31, 2013, the Company owned no privately issued mortgage-backed securities. The real estate mortgage investment conduits (“REMICS”) consists of FHLMC and Fannie Mae (“FNMA”) securities. The Company does not believe that it has any exposure to sub-prime lending in its mortgage-backed securities portfolio. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At March 31,
	2013		2012		2011
	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio	Carrying Value	Percent of Portfolio
	(Dollars in thousands)
Held to maturity (at amortized cost):
FHLMC mortgage-backed securities	$31	0.46%	$69	0.87%	$78	0.89%
FNMA mortgage-backed securities	94	1.39	102	1.28	112	1.27
Municipal securities	-	-	493	6.20	506	5.76
	125	1.85	664	8.35	696	7.92
Available for sale (at fair value):
Agency securities	4,978	73.51	4,999	62.87	4,864	55.32
REMICs	237	3.50	329	4.14	433	4.92
FHLMC mortgage-backed securities	191	2.82	636	8.00	1,304	14.83
FNMA mortgage-backed securities	3	0.04	9	0.11	40	0.45
Municipal securities	-	-	149	1.87	540	6.14
Trust preferred securities	1,238	18.28	1,166	14.66	916	10.42
	6,647	98.15	7,288	91.65	8,097	92.08
Total investment securities	$6,772	100.00%	$7,952	100.00%	$8,793	100.00%

The following table sets forth the maturities and weighted average yields in the securities portfolio at March 31, 2013.

	Less Than One Year		One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
	(Dollars in thousands)
Agency securities	$-	-%	$-	-%	$4,978	1.00%	$-	-%

REMICs	-	-	58	5.00	-	-	179	1.36
FHLMC mortgage- backed securities	52	4.00	139	4.00	11	2.37	20	4.17
FNMA mortgage- backed securities	-	-	5	6.50	-	-	92	2.52
Trust preferred securities	-	-	-	-	-	-	1,238	6.61
Total	$52	4.00%	$202	4.35%	$4,989	1.00%	$1,529	5.72%

(1)    For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost without a tax equivalent adjustment for tax-exempt obligations.

Investment securities available-for-sale were $6.2 million at March 31, 2013 compared to $6.3 million at March 31, 2012. Management reviews investment securities quarterly for the presence of other than temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, financial condition of the underlying issuers, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. A $1.2 million investment security that the Company currently holds is a collateralized debt obligation (“CDO”) secured by trust preferred securities issued by other bank holding companies. There was no impairment charge of this security for the years ended March 31, 2013, 2012 or 2011. Management believes that it is probable that principal payments will exceed the Company’s recorded investment in this security, that the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2013, the market for the Company’s CDO was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial condition, historical repayment information, as well as our future expectations of the capital markets. Using this information, the Company estimated the fair value of the security at March 31, 2013 to be $1.2 million.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs. Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment. Additionally, the Company believes that some of the assumptions used by the independent parties were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2013 is reasonable.

For additional information on our Level 3 fair value measurements see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at March 31, 2013 and 2012,” “Fair Value of Level 3 Assets,” and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

Deposit Accounts. The Company attracts deposits from within its primary market area by offering a broad selection of deposit instruments, including demand deposits, negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. The Company has focused on building customer relationships deposits which includes both business and consumer depositors. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers the rates offered by its competition, profitability to the Company, matching deposit and loan products and customer preferences and concerns.

The following table sets forth the average balances of deposit accounts offered by the Company at the dates indicated.

	Year Ended March 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$127,048	0.00%	$110,959	0.00%	$91,167	0.00%
Interest checking	86,091	0.16	96,764	0.29	81,279	0.29
Regular savings accounts	49,394	0.19	40,345	0.31	34,124	0.47
Money market accounts	228,269	0.26	234,325	0.45	214,490	0.86
Certificates of deposit	206,565	0.89	248,696	1.17	287,109	1.51
Total	$697,367	0.38%	$731,089	0.60%	$708,169	0.93%

Deposit accounts totaled $663.8 million at March 31, 2013 compared to $744.5 million at March 31, 2012. The Company did not have any wholesale-brokered deposits at March 31, 2013 and 2012. The Company continues to focus on core deposits and growth around customer relationships as opposed to obtaining deposits through the wholesale markets. The Company has continued to experience increased competition for customer deposits within its market area. Customer branch deposit balances decreased $62.0 million since March 31, 2012. The decrease was a result of the Company’s targeted efforts to reduce higher costing deposits and to control our asset size. The largest component of the decrease in customer branch deposits was a $28.0 million reduction in a deposit concentration with the Company’s largest depositor. The Company also experienced some reduction in deposit accounts due to the expiration of the FDIC’s transaction guarantee program. Non customer branch deposits also decrease due to an $11.8 million reduction in trust account deposits from RAMCorp and a $15.9 million reduction in internet based deposits. The Company had $35.8 million, or 5.4% of total deposits, in Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) deposits, which were gathered from customers within the Company’s primary market-area. CDARS and ICS deposits allow customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit. The Company is currently under the direction of a Supervisory Letter Directive regarding the Bank’s ability to increase and hold brokered deposits, including the Bank’s reciprocal CDARS and ICS programs, to no more than 20% of total deposits. For additional information regarding our deposit accounts, see Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

At March 31, 2013 and 2012, deposits from RAMCorp totaled $4.9 million and $16.7 million, respectively. These deposits were included in interest bearing and non-interest bearing accounts and represent assets under management by RAMCorp. At March 31, 2013, the Company also had $9.9 million in deposits from public entities located in the State of Washington and Oregon, all of which were fully covered by FDIC insurance or secured by pledged collateral.

The Company is enrolled in an internet deposit listing service.  Under this listing service, the Company may post certificates of deposit rates on an internet site where institutional investors have the ability to deposit funds with the Company. At

March 31, 2013 and 2012, the Company had $5.9 million and $21.9 million, respectively, in deposits through this listing service. The Company plans to continue to reduce its balance of internet based deposits during fiscal year 2014.  Furthermore, the Company may utilize the internet deposit listing service to purchase certificates of deposit at other financial institutions.

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

The following table presents the amount and weighted average rate of certificates of deposit equal to or greater than $100,000 at March 31, 2013.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$27,259	0.50%
Over three through six months	18,868	0.62
Over six through 12 months	31,905	0.70
Over 12 Months	29,954	1.51
Total	$107,986	0.86%

Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes.  The Company relies upon advances from the FHLB and borrowings from the Federal Reserve Bank of San Francisco (“FRB”) to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB and borrowings from the FRB are typically secured by the Bank's commercial loans, commercial real estate loans, first mortgage loans and investment securities. At March 31, 2013, 2012 and 2011, the Bank had no FHLB advances or FRB borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The FHLB determines specific lines of credit for each member institution and the Bank has a line of credit with the FHLB equal to 30% of its total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2013, the Bank had an available credit facility of $242.3 million, which is limited to available pledged collateral.

The Bank also has a borrowing arrangement with the FRB with an available credit facility of $66.1 million, subject to pledged collateral, as of March 31, 2013.

	Year Ended March 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$-	$-	$28,000
Average FHLB advances outstanding	3	3	6,877
Weighted average rate on FHLB advances	0.55%	0.25%	0.73%

Maximum amounts of FRB borrowings outstanding at any month end	$-	$-	$-
Average FRB borrowings outstanding	3	11	192
Weighted average rate on FRB borrowings	0.75%	0.75%	0.50%

At March 31, 2013, the Company had two wholly-owned subsidiary grantor trusts totaling $22.7 million for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in trust agreements. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date.  The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of Debentures and distributions on the corresponding trust preferred securities are also being deferred. The Company continued with the interest deferral through March 31, 2013. As of March 31, 2013, the Company had deferred a total of $3.3 million of interest payments. The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2013 and 2012 is included in prepaid expenses and other assets in the Consolidated Balance Sheets included in the Consolidated Financial Statements contained in Item 8 of the Form 10-K. See also Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Taxation

For details regarding the Company’s taxes, see Item 8 – “Financial Statements and Supplementary Data - Note 12 of the Notes to the Consolidated Financial Statements.”

Personnel

As of March 31, 2013, the Company had 238 full-time equivalent employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations, with amounts in excess of 2% only if primarily for community purposes. At March 31, 2013, the Bank’s investments of $1.1 million in Riverview Services, Inc. (“Riverview Services”), its wholly owned subsidiary, and $3.3 million in RAMCorp, an 85% owned subsidiary, were within these limitations.

Riverview Services acts as a trustee for deeds of trust on mortgage loans granted by the Bank, and receives a reconveyance fee for each deed of trust. Riverview Services had net income of $26,000 for the fiscal year ended March 31, 2013 and total assets of $1.1 million at that date. Riverview Services’ operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of the Form 10-K.

RAMCorp is an asset management company providing trust, estate planning and investment management services. RAMCorp commenced business in December 1998 and had net income of $393,000 for the fiscal year ended March 31, 2013 and total assets of $4.1 million at that date. RAMCorp earns fees on the management of assets held in fiduciary or agency capacity. At March 31, 2013, total assets under management totaled $337.5 million. RAMCorp’s operations are included in the Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company.

Name	Age (1)	Position
Patrick Sheaffer	73	Chairman of the Board and Chief Executive Officer
Ronald A. Wysaske	60	President and Chief Operating Officer
David A. Dahlstrom	62	Executive Vice President and Chief Credit Officer
Kevin J. Lycklama	35	Executive Vice President and Chief Financial Officer
Richard S. Michalek	68	Executive Vice President and Chief Lending Officer
John A. Karas	64	Executive Vice President
James D. Baldovin	54	Executive Vice President Retail Banking
Kim J. Capeloto	51	Executive Vice President Marketing and Operations
(1) At March 31, 2013

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

David A. Dahlstrom is Executive Vice President and Chief Credit Officer and is responsible for credit administration related to its commercial, mortgage and consumer loan activities. Prior to joining Riverview in May 2002, Mr. Dahlstrom spent 14 years with First Interstate Bank and progressed through a number of management positions, including serving as Senior Vice President of the Business Banking Group in Portland. In 1999, Mr. Dahlstrom joined a regional bank as Executive Vice President/Community Banking, responsible for all branch operations and small business banking. He holds a Bachelor of Arts degree and M.B.A.

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

Richard S. Michalek is Executive Vice President and Chief Lending Officer of the Company, a position he has held since June 2012. Mr. Michalek is responsible for all of the Bank’s lending division related to commercial, real estate and consumer loan activities. Prior to joining Riverview in 2001, Mr. Michalek spent seven years at Northwest National Bank where he was a commercial loan officer and later managed the retail banking loan center.  Mr. Michalek also spent 19 years at Seattle First National Bank/Bank of America in various capacities. Mr. Michalek holds a Bachelor of Arts and M.B.A. from Seattle University and is a graduate of the Pacific Coast Banking School.

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

James D. Baldovin is Executive Vice President of Retail Banking and is responsible for the Bank’s branch banking network, customer service, sales and community development.  Mr. Baldovin has been employed by the Bank since January 2003 and has over 30 years of banking expertise in developing and leading sales and service cultures. He holds a Bachelor of Arts degree in economics from Linfield College and is a graduate of the Pacific Coast Banking School.

Kim J. Capeloto is Executive Vice President of Marketing, Operations and Information Technology. Mr. Capeloto has been employed by the Bank since September 2010. Mr. Capeloto has over 30 years of banking expertise serving as regional manager for Union Bank of California and Wells Fargo Bank directing small business and personal banking activities. Prior to joining the Bank, Mr. Capeloto held the position of President and Chief Executive Officer of the Greater Vancouver Chamber of Commerce. Mr. Capeloto is active in numerous professional and civic organizations.

REGULATION

The following is a brief description of certain laws and regulations, which are applicable to the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Company’s and Bank’s operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Federal Reserve Board or the SEC, as appropriate.  Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition.  We cannot predict whether any such changes may occur.

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

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2013, the Bank’s Tier 1 capital (leverage) ratio was 9.99% and its total risk-based capital ratio was 15.29%.

All savings institutions are required to pay assessments to the OCC to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OCC assessment for the fiscal year ended March 31, 2013 was $323,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2013, the Bank's lending limit under this restriction was $13.5 million and, at that date, the Bank’s largest lending relationship with one borrower was $10.2 million, which consisted of two commercial business loans. Each of these loans were performing according to their original payment terms at March 31, 2013.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve and FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”). "Basel III" refers to various documents released by the Basel Committee on Banking Supervision.  The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized":  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which the Bank would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category 2" residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for over the counter derivatives.

We cannot predict when new capital regulations will be adopted in final form.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB.  At March 31, 2013, the Bank had $7.2 million in FHLB stock, which was in compliance with this requirement. The FHLB has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator as of December 31, 2008, and stated that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has stopped paying a dividend since the fourth quarter of 2008. In September 2012, the FHLB announced that the FHFA now considers the it to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA.  As of March 31, 2013, the FHLB repurchased $196,300 of its stock, at par, from the Bank.  The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume. The Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor. Noninterest bearing transaction accounts had unlimited coverage until December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended March 31, 2013 were $1.5 million. Those premiums have increased in recent years due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increases in the number of troubled banks.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from one basis point to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from a half basis point to 35 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The Bank prepaid $5.4 million in FDIC assessments during December 2009, which will be expensed until the prepaid amount has been fully utilized. The balance of the prepaid assessment was $631,000 at March 31, 2013.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

Prompt Corrective Action.  The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The OCC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2013, the Bank’s capital ratios met the "well capitalized" standards. For additional information see “-Capital Requirements.”

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

Any institution that fails to meet the QTL test must either become a national bank or be prohibited from making new investments or engaging in activities not allowed for both a national bank and a savings association, from establishing a new branch unless such branch is allowable for a national bank, and from paying dividends unless allowable for a national bank; unless within one year it meets the test, and thereafter remains a qualified thrift lender. Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest of any investments and cease any activities not permissible for both a national bank and a savings association. The Company does not believe that any of its investments or operating activities would be prohibited under such circumstances. As of March 31, 2013, the Bank maintained 89.70% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

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
The OCC also has authority to establish individual minimum capital requirements for financial institutions. As previously discussed, in January 2012, the Bank agreed to the OCC establishing minimum capital ratios for the Bank in excess of the minimum capital standards required under OCC’s Prompt Corrective Actions.  Specifically, the Bank must achieve and maintain tier 1 (core) leverage ratio of 9% and total risk-based capital ratio of 12%.  As of March 31, 2013, the Bank’s Tier 1 capital (leverage) ratio was 9.99% and its total risk-based capital ratio was 15.29%. For additional information, see Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC, such as the Bank, may have its dividend authority restricted by the OCC. In accordance with the provisions of the Agreement, and the written agreement with the Federal Reserve, the Bank may not pay dividends to the Company without prior approval of the OCC and Federal Reserve. For additional information, see Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At March 31, 2013, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.  We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $285.4 million balance in commercial real estate loans at March 31, 2013 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us. See Item 1A, “Risk Factors – The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.”

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  In addition, we may be subject to environmental liabilities with respect to real estate properties that are placed in foreclosure that we subsequently take title to.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

Other Consumer Protection Laws and Regulations.  The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

In October 2009, the Company also entered into a separate MOU agreement with the OTS, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve. For additional information regarding the specifics of the written agreement, see Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

The Company believes it is currently in compliance with all of the requirements of the written agreement with the Federal Reserve through its normal business operations. The written agreement will remain in effect until modified or terminated by the Federal Reserve.

Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. In addition to the written agreement, these and other Federal Reserve Board policies may restrict the Company’s ability to pay dividends.

The proposed new capital regulations provide that the Company as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements as will apply to FDIC-insured institutions and their holding companies when the new capital regulations are adopted in final form. For a description of the proposed new capital regulations, see “-Federal Regulation of Savings Institutions--New Proposed Capital Rules”.

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

Dividends and Stock Repurchases.  The Federal Reserve has issued a policy statement on the payment of cash dividends applicable to savings and loan holding companies, which expresses its view that although there are no specific regulations restricting dividend payments other than state corporate laws, a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. Pursuant to the written agreement with the Federal Reserve, we are required to provide notice to and obtain written approval from the Federal Reserve prior to declaring or paying any dividend or redeeming any capital stock. See Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” We did not repurchase, pay dividends or redeem any shares of common stock during the 2013 fiscal year.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010:  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•
The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution  subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2012;
•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and
•
The minimum reserve ratio of the FDIC's Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment  base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;
•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase the Bank’s interest expense, depending on our competitor’s responses.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.

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

In October 2009, Riverview Bancorp, Inc. (the “Company”) entered into a separate MOU agreement with the OTS, at the time the Company’s primary regulator. In May 2013, the Company entered into a written agreement with the Federal Reserve. This written agreement requires the Company to: (a) provide notice to and obtain written approval from the Federal Reserve prior to the Company declaring a dividend or redeeming any capital stock or receiving dividends or other payments from the Bank; (b) provide notice to and obtain written approval from the Federal Reserve prior to the Company incurring, issuing, renewing or repurchasing any new debt; (c) provide notice to and obtain written approval from the Federal Reserve prior to the Company making payments on its Debentures; (d) submit written statement of its planned sources and uses of cash for debt service, operating expenses, and other purposes (“Cash Flow Projection”) beginning for calendar year 2013 and  submit progress reports related to its Cash Flow Projections and financial results.

Under the written agreement with the Federal Reserve, the Company also agreed to take any required action to ensure compliance by the Bank with the Agreement and Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W and to not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers, without the prior written non-objection of the Federal Reserve in the case of Riverview and the OCC in the case of the Bank. We are also limited and/or prohibited, in certain circumstances, in our ability to enter into contracts to pay and to make golden parachute severance and indemnification payments. The written agreement and Agreement will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve and OCC, respectively. If either the Company or Bank is found not in compliance with the written agreement or Agreement, as the case may be, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Company or the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the written agreement and Agreement and compliance will be determined by the Federal Reserve and OCC, respectively. Management believes that the Company and the Bank have or will comply in all material respects with the provisions of the written agreement and Agreement. Either of these regulators may determine, however, in its sole discretion that the issues raised by the written agreement or the Agreement have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the business of the Bank or the Company and negatively affect our ability to implement our business plan, pay dividends on our common stock and the value of our common stock as well as our financial condition and results of operations.

The Bank has also separately agreed to the OCC establishing higher minimum capital ratios for the Bank, specifically that the Bank maintain a Tier 1 capital (leverage) ratio of not less than 9.00% and a total risk-based capital ratio of not less than 12.00%. As of March 31, 2013, the Bank’s Tier 1 capital (leverage) ratio was 9.99% and its total risk-based capital ratio was 15.29%.

Our business may continue to be adversely affected by downturns in the national and the regional economies on which we depend.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the slowing of sales of foreclosed assets;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction and land acquisition or development loans expose us to risk.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At March 31, 2013, construction loans totaled $9.7 million, or 1.81% of our total loan portfolio, of which $4.0 million were for residential real estate projects. Land loans, which are loans made with land as security, totaled $23.4 million, or 4.37%, of our total loan portfolio at March 31, 2013. Land loans include raw land and land acquisition and development loans.  In our primary market area, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

In general, construction, and land lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land acquisition and development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. Loans on land under development or held for future construction as well as lot loans made to individuals for the future construction of a residence also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At March 31, 2013, $26.9 million of our construction and land loans were for speculative construction loans, of which, $3.4 million, or 12.8%, were nonperforming at March 31, 2013.

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

At March 31, 2013, we had $332.0 million of commercial and multi-family real estate mortgage loans, representing 61.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. At March 31, 2013, $13.3 million or 4.0% of our commercial real estate and multi-family loans were nonperforming.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $285.4 million balance in commercial real estate loans at March 31, 2013 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our business may be adversely affected by credit risk associated with residential property.

At March 31, 2013, $97.1 million, or 18.1% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our market area has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our primary market area.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale.  Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we could experience higher rates of delinquencies, defaults and losses. At March 31, 2013, $3.1 million or 3.1% of our residential real estate loans were nonperforming.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2013, we had $71.9 million or 13.4% of total loans in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. At March 31, 2013, $1.3 million or 1.9% of our commercial business loans were nonperforming.

Our provision for loan losses have increased during recent years compared to historical averages and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended March 31, 2013 and 2012 we recorded a provision for loan losses of $900,000 and $29.4 million, respectively. We also recorded net loan charge-offs of $5.2 million and $24.4 million for the fiscal years ended March 31, 2013 and 2012, respectively. Despite the decrease from the prior year, we are still experiencing elevated levels of loan delinquencies and credit losses by historical standards. Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans. If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses, until general economic conditions improve further. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.92% of gross loans held for investment and 74.02% of nonperforming loans at March 31, 2013. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our nonperforming assets increase, our earnings will be adversely affected.

At March 31, 2013 and 2012, our nonperforming assets (which consist of non-accruing loans and real estate owned (“REO”)) were $36.8 million and $62.9 million, respectively, or 4.73% and 7.35% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At March 31, 2013, we had $132.3 million in certificates of deposit that mature within one year and $112.5 million in non-interest bearing demand deposits.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008.  Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment.  As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term.  However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease.  The Federal Reserve has indicated its intention to maintain low interest rates in the near future.  Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “-Fluctuating interest rates can adversely affect our profitability.”

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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Company may not incur additional debt without the prior written non-objective of the Federal Reserve.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. See also “-We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future, including the heightened capital requirements under the Bank’s agreement with the OCC. Nonetheless, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Should we elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Federal Reserve or the OCC, we may be subject to additional adverse regulatory action.  See “--We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.”

We may experience future goodwill impairment, which could reduce our earnings.

We performed our annual goodwill impairment test during the quarter-ended December 31, 2012, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which could materially adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Bank is subject to extensive examination, supervision and comprehensive regulation by the OCC and the FDIC, and Riverview is subject to examination and supervision by the Federal Reserve. The OCC, FDIC and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulator.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

At March 31, 2013, we owned $7.2 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In September 2012, the FHLB announced that the FHFA now considers the FHLB to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of March 31, 2013, the FHLB had repurchased $196,300 of its stock, at par, from the Bank. As a result, we have not recorded an impairment on our investment in FHLB stock. Further deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Further, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended December 31, 2008 and we do not know if we will resume the payment of dividends in the future. Furthermore, the Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. See “-We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

In addition, under the terms of the Company’s written agreement with the Federal Reserve, the payment of dividends by the Company to its shareholders is subject to the prior written non-objection of the Federal Reserve. As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock and service the interest payments on its trust preferred security. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. The Bank’s ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. The Bank does not currently meet these regulatory requirements. As discussed above, under the Agreement, the Bank may not pay dividends to the Company without prior OCC non-objection, and under the written agreement with the Federal Reserve, Riverview may not receive any such dividends without the approval of the Federal Reserve, which also limits the Company’s ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Company are located in downtown Vancouver, Washington at 900 Washington Street.   The Company’s operational center is also located in Vancouver, Washington (both offices are leased).  At March 31, 2013, the Bank had 10 offices located in Clark County, Washington (five of which are leased), one office in Cowlitz County, Washington, two offices in Klickitat County, Washington, and one office in Skamania County, Washington.  The Bank also had three offices in Multnomah County, Oregon (one of which is leased), and one office in Marion County, Oregon.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At March 31, 2013, there were 22,471,890 shares of Company common stock issued and outstanding, 775 stockholders of record and an estimated 2,035 holders in nominee or “street name.” Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets. The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association’s capital level. In addition, the Bank is required to provide notice to and receive the non-objection of the OCC prior to declaring a dividend pursuant to the terms of the Agreement. See Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and Item 1, “Regulation – Federal Regulation of Savings Associations – Limitations on Capital Distributions.” In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank’s conversion from the mutual stock form of organization. See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “RVSB”.  The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during 2013 and 2012 fiscal years.  At March 31, 2013, there were 21 market makers in the Company’s common stock as reported by the Nasdaq Global Select Market.
Fiscal Year Ended March 31, 2013	High	Low	Cash Dividends Declared

Quarter ended March 31, 2013	$2.76	$1.66	$-
Quarter ended December 31, 2012	1.99	1.41	-
Quarter ended September 30, 2012	1.49	1.24	-
Quarter ended June 30, 2012	2.29	1.08	-

Fiscal Year Ended March 31, 2012	High	Low	Cash Dividends Declared

Quarter ended March 31, 2012	$2.46	$2.03	$-
Quarter ended December 31, 2011	2.50	2.11	-
Quarter ended September 30, 2011	3.12	2.20	-
Quarter ended June 30, 2011	3.18	2.80	-

Stock Repurchase

Pursuant to the written agreement with the Federal Reserve, the Company is required to provide notice to and obtain written approval from the Federal Reserve prior to declaring or paying any dividend or redeeming any capital stock. In addition, the Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. See Item 1A, “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions” and “-- We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

The Company did not declare any dividends or repurchase any shares of common stock for the years ended March 31, 2013, 2012 or 2011.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

	3/31/08*	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13

Riverview Bancorp, Inc.	100.00	39.51	23.48	31.03	23.07	26.95
S & P 500	100.00	61.91	92.72	107.23	116.39	132.64
NASDAQ Bank	100.00	60.52	78.75	78.51	80.50	93.08

*$100 invested on 3/31/08 in stock or index-including reinvestment of dividends

Copyright © 2013, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of March 31, 2013, 2012, 2011, 2010 and 2009 and for the years then ended have been derived from the Company’s audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statement and Supplementary Data” included in this Form 10-K.

	At March 31,
	2013	2012	2011	2010	2009
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$777,003	$855,998	$859,263	$837,953	$914,333
Loans receivable, net	520,369	664,888	672,609	712,837	784,117
Loans held for sale	831	480	173	255	1,332
Mortgage-backed securities held to maturity	125	171	190	259	570
Mortgage-backed securities available for sale	431	974	1,777	2,828	4,066
Cash and interest-bearing deposits	115,415	46,393	51,752	13,587	19,199
Investment securities held to maturity	-	493	506	517	529
Investment securities available for sale	6,216	6,314	6,320	6,802	8,490
Deposit accounts	663,806	744,455	716,530	688,048	670,066
FHLB advances	-	-	-	23,000	37,850
Federal Reserve Bank advances	-	-	-	10,000	85,000
Shareholders’ equity	78,442	75,607	106,944	83,934	88,663

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
OPERATING DATA:
Interest income	$32,932	$39,532	$43,214	$46,262	$52,850
Interest expense	3,485	5,865	8,052	11,376	19,183
Net interest income	29,447	33,667	35,162	34,886	33,667
Provision for loan losses	900	29,350	5,075	15,900	16,150
Net interest income after provision for loan losses	28,547	4,317	30,087	18,986	17,517
Gains (losses) from sale of loans, securities and real estate owned	1,002	(396)	779	1,032	729
Impairment on investment security	-	-	-	(1,003)	(3,414)
Other non-interest income	7,871	7,223	7,110	7,237	8,215
Non-interest expense	34,758	34,423	31,496	34,973	27,259
Income (loss) before income taxes	2,662	(23,279)	6,480	(8,721)	(4,212)
Provision (benefit) for income taxes	29	8,378	2,165	(3,277)	(1,562)
Net income (loss)	$2,633	$(31,657)	$4,315	$(5,444)	$(2,650)

Earnings (loss) per share:
Basic	$0.12	$(1.42)	$0.24	$(0.51)	$(0.25)
Diluted	0.12	(1.42)	0.24	(0.51)	(0.25)
Dividends per share	-	-	-	-	0.135

	At or For the Year Ended March 31,
	2013	2012	2011	2010	2009

KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets	0.33%	(3.64)%	0.51%	(0.62)%	(0.29)%
Return (loss) on average equity	3.41	(30.19)	4.29	(6.00)	(2.85)
Dividend payout ratio (1)	-	-	-	-	(54.00)
Interest rate spread	3.95	4.17	4.46	4.19	3.73
Net interest margin	4.06	4.33	4.64	4.39	4.08
Non-interest expense to average assets	4.30	3.95	3.70	3.97	3.02
Efficiency ratio (2)	90.70	85.01	73.16	82.97	69.54
Average equity to average assets	9.55	12.04	11.84	10.29	10.29

Asset Quality Ratios:
Average interest-earning assets to interest-bearing liabilities	121.93	120.53	116.86	114.21	114.85
Allowance for loan losses to total net loans at end of period	2.92	2.91	2.18	2.95	2.12
Allowance for loan losses to nonperforming loans	74.02	45.11	121.46	60.10	61.57
Net charge-offs to average outstanding loans during the period	0.86	3.51	1.67	1.48	1.24
Ratio of nonperforming assets to total assets	4.73	7.35	4.65	5.89	4.57
Ratio of nonperforming loans to total loans	3.94	6.45	1.79	4.90	3.44

Capital Ratios:
Total capital to risk-weighted assets	15.29	12.11	14.61	12.11	11.46
Tier 1 capital to risk-weighted assets	14.02	10.84	13.35	10.85	10.21
Leverage ratio	9.99	8.76	11.24	9.84	9.50

(1)	Dividends per share divided by earnings (loss) per share
(2)	Non-interest expense divided by the sum of net interest income and non-interest income

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto contained in Item 8 of this Form 10-K and the other sections contained in this Form 10-K. This section contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Management uses these non-GAAP measures in its analysis of the Company’s performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 34% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. The Company calculates its historical loss rates using the average of the last four quarterly 18-month periods. The Company calculates and applies its historical loss rates by individual loan types in its portfolio. These historical loss rates are adjusted for qualitative and environmental factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in incurred losses that have not yet been allocated to specific elements of the general and specific components of the allowance for loan losses. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

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

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of credit examiners in its quarterly evaluation of the allowance for loan losses.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) due according to the contractual terms of the original loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, whether the loan is 90 days or more delinquent, internally designated as substandard or worse, on non-accrual status or represents a troubled debt restructuring (“TDR”). The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent, impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated.

Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

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

Valuation of REO and Foreclosed Assets
Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations of REO are included in other non-interest expense.

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

We determine our deferred income taxes using the balance sheet method, under which the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit is recorded based on changes in deferred tax assets and liabilities between periods. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on its evaluation of the Company’s deferred tax assets as of March 31, 2013, management determined that it was appropriate to record a deferred tax asset valuation allowance of $16.2 million, reducing its deferred tax asset to $522,000 which is the amount related to the Company’s unrealized losses on its available for sale debt securities.

In reaching the determination to record the deferred tax asset valuation allowance, management evaluated all available evidence; however, a significant piece of objective evidence was the Company’s cumulative loss over the three year period ended March 31, 2013. This objective evidence limited management's ability to consider other subjective evidence, including any subjective expectation of a return to profitability in the future. Management will review the deferred tax asset on a quarterly basis. In the event management later determines that the Company is more likely than not to be able to realize the tax benefits, any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. For additional information see Note 1 and Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recently adopted and new accounting pronouncements, including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Operating Strategy

Fiscal year 2013 marked the 90th anniversary since the Bank began operations in 1923.  The historical emphasis had been on residential real estate lending. Since 1998, however, the Company has been diversifying its loan portfolio through the expansion of its commercial and construction loan portfolios. At March 31, 2013, commercial and construction loans represented 81.5% of total loans. Commercial lending including commercial real estate typically has higher credit risk, greater interest margins and shorter terms than residential lending which can increase the loan portfolio’s profitability. The primary business strategy of the Company is to provide comprehensive banking and related financial services within its primary market area.

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

Focusing on Asset Quality. The Company is focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. The Company has aggressively sought to reduce its level of nonperforming assets through write-downs, collections, modifications and sales of nonperforming loans and real estate owned. The Company has taken proactive steps to resolve its nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with borrowers when appropriate, and accepting short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss than may be recognized through foreclosure. In connection with the downturn in real estate markets, the Company applied more conservative and stringent underwriting practices to new loans, including, among other things, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and increasing debt service coverage ratios. The Company has also continued to reduce its exposure to land development and speculative construction loans. The total land development and speculative construction loan portfolios declined to $26.9 million compared to $49.6 million a year ago. During the fiscal year ended March 31, 2013, nonperforming assets decreased from $62.9 million at March 31, 2012 to $36.8 million at March 31, 2013. Likewise, nonperforming loans decreased from $44.2 million at March 31, 2012 to $21.1 million at March 31, 2013. However, there can be no assurance that the ongoing economic conditions affecting our borrowers will not result in future increases in nonperforming and classified loans. In recent months, statistics reflect an increase in demand and sales of building lots in the Company’s primary market area resulting in an increase in the number of closed sales for land and building lots. For the year ended March 31, 2013, the Company sold $12.3 million in land and lot REO properties.

Improving Earnings by Expanding Product Offerings. Consistent with its capital and liquidity strategy while maintaining compliance with its heightened regulatory capital requirements, the Company intends to prudently increase the percentage of its assets consisting of higher-yielding commercial real estate and commercial loans, which offer higher risk-

adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations.  The Company also intends to selectively add additional products to further diversify revenue sources and to capture more of each customer’s banking relationship by cross selling loan and deposit products and additional services to Bank customers, including services provided through RAMCorp to increase its fee income. Assets under management by RAMCorp totaled $337.5 million at March 31, 2013 compared to $359.6 million at March 31, 2012.

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

Attracting Core Deposits and Other Deposit Products. The Company’s strategic focus is to emphasize total relationship banking with its customers to internally fund its loan growth.  The Company has reduced its reliance on other wholesale funding sources, including FHLB and FRB advances, by focusing on the continued growth of core customer deposits. The Company believes that a continued focus on customer relationships will help to increase the level of core deposits and locally-based retail certificates of deposit. In addition to its retail branches, the Company maintains technology-based products, such as personal financial management, business cash management, and business remote deposit products, that enable it to compete effectively with banks of all sizes. Core branch deposits (comprised of all demand, savings, interest checking accounts and all time deposits but excludes wholesale-brokered deposits, trust account deposits, Interest on Lawyer Trust Accounts (“IOLTA”), public funds and Internet based deposits) decreased $62.0 million during this same period. This decrease was primarily a decision by the Company to reduce a deposit concentration it had with its largest depositor by $28.0 million, the Company’s targeted efforts to reduce higher costing deposits as well as its liquidity strategy to reduce excess liquidity. The Company had no outstanding advances from the FHLB or the FRB at March 31, 2013 and 2012.

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

Comparison of Financial Condition at March 31, 2013 and 2012

Cash, including interest-earning accounts, totaled $115.4 million at March 31, 2013, compared to $46.4 million at March 31, 2012. The increase in cash was attributable to principal repayments on loans receivable and proceeds received from the $31.4 million bulk sale of one-to-four family mortgages to the FHLMC during June 2012. The Company has been maintaining a higher liquidity position as compared to historical levels for regulatory and asset-liability matching purposes. As a part of the Company’s liquidity strategy, the Company invests a portion of its excess cash in short-term certificates of deposit at a higher yield than cash held in interest-earning accounts in order to maximize earnings. All of the certificates of deposit held for investment are fully insured under the FDIC. At March 31, 2013, certificates of deposits held for investments totaled $44.6 million compared to $41.5 million at March 31, 2012.

Investment securities available-for-sale totaled $6.2 million and $6.3 million at March 31, 2013 and 2012, respectively. During the fiscal years ended March 31, 2013 and 2012, the Company had no OTTI charges on investment securities. For additional information on our Level 3 fair value measurements see “-Fair Value of Level 3 Assets”.

Mortgage-backed securities available-for-sale totaled $431,000 at March 31, 2013, compared to $974,000 at March 31, 2012.  The $543,000 decrease was a result of principal repayments. The Company does not believe it has any exposure to sub-prime mortgage-backed securities.

Loans receivable, net, was $520.4 million at March 31, 2013, compared to $664.9 million at March 31, 2012. The decrease was due to principal repayments and planned reductions on existing loans in its commercial business, commercial real estate and multi-family portfolios as part of its efforts to reduce classified and nonperforming loans as well as its capital strategy to control its asset size as well as the $31.4 million bulk sale of one-to-four family mortgage loans to the FHLMC during June 2012. The decrease was also a result of the Company’s aggressive efforts to reduce its classified and nonperforming loan balances. Overall, one-to-four family mortgages decreased $31.2 million to $69.8 million at March 31, 2013. Consistent with its focus of reducing speculative construction and land development loans, these loan portfolios decreased $7.3 million and $15.5 million, respectively, at March 31, 2013 compared to March 31, 2012. A substantial portion of the loan portfolio is secured by real estate, either as primary or secondary collateral, located in the Company’s primary market area. Risks associated with loans secured by real estate include decreasing land and property values, increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets, and a concentration of loans within any one area. The Company has no option adjustable-rate mortgage (“ARM”), teaser, or sub-prime residential real estate loans in its portfolio.

Prepaid expenses and other assets were $3.1 million at March 31, 2013 compared to $6.4 million at March 31, 2012. The decrease was primarily due to a $1.9 million decrease in prepaid expenses, which is mainly comprised of the amortization of prepaid FDIC insurance assessments. Income taxes receivable decreased $815,000 at March 31, 2013 compared to March 31, 2012.

Goodwill was $25.6 million at March 31, 2013 and 2012. The Company performed its annual goodwill impairment test during the third quarter ended December 31, 2012.  The results of these tests indicated that the Company’s goodwill was not impaired.  For additional information on our goodwill impairment testing, see "Goodwill Valuation" included in this Item 7.

Deposit accounts totaled $663.8 million at March 31, 2013 compared to $744.5 million at March 31, 2012. Deposits decreased as a result of the Company’s targeted efforts to reduce its higher costing deposits and to reduce its asset size as part of its overall capital and liquidity strategy. These decreases included a $11.8 million reduction in trust account deposits, a $15.9 million reduction in internet based deposits and a $28.0 million reduction in a deposit concentration with its largest depositor. Core branch deposits (comprised of all demand, savings, interest checking accounts, time deposits, excluding Trust account deposits, IOLTA-IRETA, public funds and internet-based deposits) decreased $62.0 million and account for 94.4% of total deposits at March 31, 2013, compared to 92.5% at March 31, 2012.  At March 31, 2013 and 2012, there were no brokered deposits (exclusive of CDARS and ICS deposits). The Company plans to continue its focus on the growth of customer branch deposits and on building customer relationships as opposed to obtaining deposits through the wholesale markets.

Deferred income taxes, net totaled $522,000 at March 31, 2013 compared to $603,000 at March 31, 2012.  For additional information on the Company’s deferred income taxes, see Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Shareholders' equity increased $2.8 million to $78.4 million at March 31, 2013 from $75.6 million at March 31, 2012. The increase in equity was primarily a result of the $2.6 million net income for the year ended March 31, 2013.

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

The Company performed its annual goodwill impairment test during the quarter-ended December 31, 2012. The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value of the Company. The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 40%, which was based on comparable transactional history. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a rate that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 1.8%, a net interest margin that approximated 4.1% and a return on assets that ranged from 0.43% to 0.92% (average of 0.67%). In addition to utilizing the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach was the discount rate of 15.2% utilized for our cash flow estimates and a terminal value estimated at 1.3 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included: an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks, the industry the Company operates in and the size of the Company. The market approach estimates fair value by applying tangible book value multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting unit. In applying the market approach method, the Company selected eight publicly traded comparable institutions based on a variety of financial metrics (tangible equity, leverage ratio, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, business model, risk profile, availability of financial information, etc.). After selecting comparable institutions, the Company derived the fair value of the reporting unit by completing a comparative analysis of the relationship between their financial metrics listed above and their market values utilizing a market multiple of 1.12 times tangible book value. The Company calculated a fair value of its reporting unit of $72 million using the corporate value approach, $72 million using the income approach and $84 million using the market approach, with a final concluded value of $78 million, with primary weight given to the market approach. The results of the Company’s step one test indicated that the reporting unit’s fair value was less than its carrying value and therefore the Company performed a step two analysis.

The Company calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for its unrecognized deposit intangible, as well as the remaining assets and liabilities of the reporting unit. The calculated implied fair value of the Company’s goodwill exceeded the carrying value by $11.6 million. Significant adjustments were made to the fair value of the Company’s loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach to determine the fair value of its loans receivable. A key assumption was determining an appropriate discount rate. In determining the discount rate, the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for both credit and liquidity premiums. Based on results of the step two impairment test, the Company determined no impairment charge of goodwill was required.

An interim impairment test was not deemed necessary as of March 31, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

Even though the Company determined that there was no goodwill impairment, continued declines in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts and significant adverse changes in the operating environment for the financial industry may result in a future impairment charge.

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

At March 31, 2013, the market for the Company’s collateralized debt obligation (“CDO”), which is secured by trust preferred securities issued by other bank holding companies, was determined to be inactive in management’s judgment. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the significant widening of the bid-ask spread in the brokered markets in which these securities trade, the low number of new issuances for similar securities, the significant increase in the implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the CDO was classified as Level 3 in the fair value hierarchy. Consistent with previous valuations, the Company determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs was the most appropriate valuation technique. Management used significant unobservable inputs that reflect our assumptions of what a market participant would use to price this security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as our future expectations of the capital markets.

Additionally, the Company received two independent Level 3 valuation estimates for this security. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs.  Although the Company’s estimate of fair value fell outside the range of valuations provided, the magnitude in the range of fair value estimates further supported the difficulty in estimating the fair value for these types of securities in the current environment.  Additionally, the Company believes that some of the assumptions used were overly aggressive and unrealistic. Therefore, the Company believes its valuation at March 31, 2013 is reasonable.

Certain loans included in the loan portfolio were deemed impaired at March 31, 2013. Accordingly, loans measured for impairment were classified as Level 3 in the fair value hierarchy as there is no active market for these loans.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment was measured based on a number of factors, including recent independent appraisals which are further reduced for estimated selling costs or as a practical expedient by estimating the present value of expected future cash flows, discounted at the loan’s effective interest rate.

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

Comparison of Operating Results for the Years Ended March 31, 2013 and 2012

Net Income or Loss.  Net income was $2.6 million, or $0.12 per diluted share for the year ended March 31, 2013, compared to a net loss of $31.7 million, or $(1.42) per diluted share for the year ended March 31, 2012. The increase in earnings reflects the current stabilization of the economic environment and improvement in asset quality at the Company, which contributed to a significant decrease in the provision for loan losses of $28.5 million.

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

Net interest income for fiscal year 2013 decreased $4.2 million, or 12.5% to $29.4 million compared to $33.7 million in fiscal year 2012.  The net interest margin for the fiscal year ended March 31, 2013 was 4.06% compared to 4.33% for the same prior year period. This decrease was primarily the result of the decrease in average loans receivable and the downward repricing of loans within the loan portfolio and increase in lower yielding cash and short term investments.

The ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.93% for the fiscal year ended March 31, 2013 compared to 120.53% for the fiscal year ended March 31, 2012. The Company achieves better net interest rate margins in a stable or increasing interest rate environment as a result of the balance sheet being slightly asset interest rate sensitive.  Approximately 8.66% of our loan portfolio was adjustable (floating) at March 31, 2013. At March 31, 2013, approximately $32.5 million, or 70.09% of our adjustable (floating) loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of these loans to adjust downward has contributed to increased income in the currently low interest rate environment; however, net interest income will be reduced in a rising interest rate environment until such time as the current rate exceeds these interest rate floors. At March 31, 2013, $31.4 million or 5.85% of the loans in the Company’s loan portfolio were at the floor interest rate of which $24.6 million or 78.33% had yields that would begin floating again once the Prime Rate increases at least 150 basis points. While we do not anticipate further significant reductions in market interest rates, further modest reductions in its deposit costs are expected due to decreases in its deposit rate offerings and as existing long-term deposits renew upon maturity and reprice at a lower rate. The amount and timing of these reductions is dependent on competitive pricing pressures, yield curve shape and changes in interest rate spreads.

Interest Income.  Interest income was $32.9 million for the fiscal year ended March 31, 2013 compared to $39.5 million for the fiscal year ended March 31, 2012. This decrease was due primarily to a decrease in average loan balances, and to a lesser extent, the impact of loans repricing down to the current low interest rates.

Average interest-bearing assets decreased $51.7 million to $726.1 million for fiscal year 2013 from $777.9 million for fiscal year 2012. The $51.7 million decrease was mainly due to the decrease in the average balance of loans receivable. The average balance of loans receivable decreased $95.4 million for the year ended March 31, 2013 from $608.4 million for the last fiscal year. The decrease in average loan balances was due to the Company’s effort in the past fiscal year to restructure its balance sheet and reduce its overall loans receivable as part of the Company’s asset quality, capital and liquidity strategies. The decrease was also due to an increase in principal repayments and to the sale of $31.4 million in one-to-four family mortgages loans to FHLMC during the quarter-ended June 30, 2012.  The yield on interest-earning assets was 4.54% for fiscal year 2013 compared to 5.08% for fiscal year 2012. During the years ended March 31, 2013 and 2012, the Company reversed $156,000 and $974,000, respectively, of interest income on nonperforming loans.

Interest Expense.  Interest expense for the fiscal year ended March 31, 2013 totaled $3.5 million, a $2.4 million or 40.6% decrease from $5.9 million for the fiscal year ended March 31, 2012. The decrease in interest expense was the result of declining deposit costs, primarily due to the low interest rate environment and change in deposit mix. The deposit mix has shifted from higher costing certificates of deposits to lower costing transaction accounts. The Company has continued to lower its deposit costs throughout the year on many of its deposit products. The weighted average interest rate on interest-bearing deposits decreased from 0.70% for the year ended March 31, 2012 to 0.47% for the year ended March 31, 2013. The decrease in interest expense was also due the Company’s junior subordinated debentures changing from a fixed to floating interest rate. The weighted average interest rate on other interest-bearing liabilities decreased to 3.25% for the year ended March 31, 2013 from 5.97% for the prior fiscal year.

Provision for Loan Losses. The provision for loan losses for fiscal year 2013 was $900,000 compared to $29.4 million for the same period in the prior year. The decrease in the provision for loan losses was primarily a result of a decrease in the level of delinquent and classified loans, an improvement in credit quality, a decrease in net charge-offs in addition to an overall decrease in the loan portfolio compared to prior year. However, classified loans have remained at higher levels compared to historical trends. These conditions are primarily the result of the continuing weak economy and decline in real estate values which significantly affected our borrower’s liquidity and ability to repay loans. The weak economy has also adversely affected the Bank’s commercial business and commercial real estate customers in recent quarters. Classified commercial real estate loans increased to $37.6 million at March 31, 2013 compared to $35.1 million at March 31, 2012. Economic factors impacting these borrowers typically lag that of non-commercial business and non-commercial real estate borrowers.

Net charge-offs for the year ended March 31, 2013 were $5.2 million compared to $24.4 million for the same period last year. Net charge-offs declined due to the stabilization of real estate values and the improvement in asset quality at the Company. The net charge-offs were primarily attributable to the charge-off of commercial business loans totaling $1.5 million and commercial real estate loans totaling $1.5 million. Net charge-offs to average net loans for the year ended March 31, 2013 were 0.86% compared to 3.51% for the same period last year. Nonperforming loans decreased to $21.1 million at March 31, 2013 compared to $44.2 million at March 31, 2012. The ratio of allowance for loan losses to total loans was 2.92% at March 31, 2013 compared to 2.91% at March 31, 2012. The allowance as a percentage of nonperforming loans increased to 74.02% at March 31, 2013 compared to 45.11% at March 31, 2012. This ratio increased due to the overall decrease in nonperforming loans.

Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. As of March 31, 2013, the Company had identified $32.6 million of impaired loans. Because the significant majority of the impaired loans are collateral dependent, nearly all of the specific allowances are calculated based on the fair value of the collateral. Of those impaired loans, $23.3 million have no specific valuation allowance as their estimated collateral value is equal to or exceeds the carrying costs, which in some cases is the result of previous loan charge-offs. The remaining $9.3 million have specific valuation allowances totaling $719,000. Charge-offs on these impaired loans totaled $3.2 million from their original loan balance. Based on a comprehensive analysis, management deemed the allowance for loan losses of $15.6 million at March 31, 2013 (2.92% of total loans and 74.02% of nonperforming loans) adequate to cover probable losses inherent in the loan portfolio. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the allowance for loan losses.

Non-Interest Income.  Non-interest income increased $2.0 million to $8.9 million for the year ended March 31, 2013 from $6.8 million for the same period in 2012. The increase in non-interest income was primarily due the increase in the gain on sale of loans held for sale of $1.2 million for the year ended March 31, 2013 compared to the prior fiscal year. The $1.2 million increase during the year ended March 31, 2013 was due to a $704,000 gain on sale resulting from the planned bulk sale of one-to-four family mortgages sold to FHLMC in June 2012 as well as an increase in mortgage banking activity due to an increase in refinancing activity. Broker loan fees increased by $256,000 in fiscal year 2013 compared to the year ended March 31, 2012. Furthermore, the Bank experienced, in total, fewer losses on REO sales. The loss on sales of REO was $384,000 for the year ended March 31, 2013 compared to losses of $556,000 for the year ended March 31, 2012, which was a $172,000 improvement over the prior year.

These increases were offset by asset management fees which decreased $195,000 for the year ended March 31, 2013 compared to the prior year. The decrease in asset management fees was a result of a decrease in assets under management of RAMCorp, which totaled $359.6 million at March 31, 2012 compared to $337.5 million at March 31, 2013.

Non-Interest Expense.  Non-interest expense increased $335,000 to $34.8 million for fiscal year ended March 31, 2013 compared to $34.4 million for fiscal year ended March 31, 2012. Management continues to focus on managing controllable costs as the Company proactively adjusts to lower levels of real estate lending activity. However, certain expenses remain out of the Company’s control, including FDIC insurance premiums and REO expenses and write-downs.

The principal component of the increase in the Company’s non-interest expense was due to the increase in REO related expenses (which includes operating costs and write-downs on properties) of $684,000 along with an increase in FDIC premiums of $396,000. These increases were partially offset by a $564,000 decrease in salaries and employee benefits and a $164,000 decrease in marketing expenses.

Income Taxes.  The provision for income taxes was $29,000 for the year ended March 31, 2013 compared to $8.4 million for the year ended March 31, 2012. The $8.3 million decrease in provision for income taxes was a result of an $8.7 million charge to create a valuation allowance in the prior fiscal year against the Company’s deferred tax assets, which did not recur this year. In accordance with current accounting guidance, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. “More likely than not” is defined as greater than 50% probability of occurrence. A determination as to the ultimate realization of the deferred tax assets is dependent upon management’s judgment and evaluation of both positive and negative evidence, forecasts of future taxable income, applicable tax planning strategies, and an assessment of current and future economic and business conditions.

As of March 31, 2013 and 2012, the Company determined that it was appropriate to carry a deferred tax asset valuation allowance of $16.2 million and $16.8 million, respectively, reducing its deferred tax asset to $522,000 and $603,000, respectively, which is the amount related to the Company’s unrealized losses on its available for sale debt securities. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. At March 31, 2013, the Company had a deferred tax asset of $5.8 million and $257,000 for federal and state, net operating loss carryforwards, respectively, which will expire in 2032. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K, for further discussion of the Company’s income taxes.

Comparison of Operating Results for the Years Ended March 31, 2012 and 2011

Net Income or Loss.  Net loss was $31.7 million, or $(1.42) per diluted share for the year ended March 31, 2012 compared to a net income of $4.3 million, or $0.24 per diluted share for the year ended March 31, 2011. The decrease in earnings reflects an increase in the provision for loan losses of $24.3 million, an increase in costs associated with REO properties of $3.3 million and the establishment of a $8.7 million valuation allowance against the Company’s deferred tax assets.

Net Interest Income.  Net interest income for fiscal year 2012 decreased $1.5 million, or a 4.3%, to $33.7 million compared to $35.2 million in fiscal year 2011.  The net interest margin for the fiscal year ended March 31, 2012 was 4.33% compared to 4.64% for the same prior year period. This decrease was primarily the result of the downward repricing of loans within the loan portfolio, the reversal of interest income on non-accrual loans and an increase in lower yielding cash and short term investments.

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

Provision for Loan Losses. The provision for loan losses for fiscal year 2012 was $29.4 million, compared to $5.1 million for the same period in the prior year. The increase in the provision for loan losses was primarily a result of an increase in the level of delinquent and classified loans compared to prior year. Recent appraisals received by the Company have also reflected declines in real estate values. The provision for loan losses continues to reflect higher levels of classified loans, delinquencies, nonperforming loans and net charge-offs compared to historical trends. These conditions are primarily the result of a slowdown in residential real estate sales that affected among others, homebuilders and developers. This slowdown in home sales coupled with declining real estate values has significantly affected these borrowers’ liquidity and ability to repay loans. The Company’s problem loans were concentrated in land acquisition and development loans.

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

Non-Interest Income.  Non-interest income decreased $1.1 million to $6.8 million for the year ended March 31, 2012 from $7.9 million for the same period in 2011. The decrease in non-interest income was primarily due to a $556,000 net loss on REO sales for the year ended March 31, 2012 compared to $386,000 gain on REO sales for the year ended March 31, 2011. Furthermore, gain on sale of loans held for sale decreased $233,000 for the year ended March 31, 2012 compared to the same period in prior year, which was attributable to the Company’s decision to retain single-family residential mortgage loans in its portfolio as opposed to selling these loans to FHLMC. Broker loan fees decreased by $133,000 in fiscal year 2012 compared to the year ended March 31, 2011 primarily as a result the slowdown in real estate loan sales in our primary market area. These decreases were offset by asset management fees which increased $288,000 for the year ended March 31,

2012 compared to the prior year. The increase in asset management fees was a result of an increase in assets under management of RAMCorp, which totaled $328.1 million at March 31, 2011 compared to $359.6 million at March 31, 2012.

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

Average Balance Sheet.  The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities, resultant yields, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin. Average balances for a period have been calculated using monthly average balances during such period. Interest income on tax-exempt securities has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 34%. Non-accruing loans were included in the average loan amounts outstanding. Loan fees of $964,000, $979,000 and $1.1 million are included in interest income for the years ended March 31, 2013, 2012 and 2011, respectively.

	Year Ended March 31,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$521,224	$28,034	5.38%	$608,419	$34,278	5.63%	$609,961	$37,570	6.16%
Non-mortgage loans	77,804	4,007	5.15	85,963	4,616	5.37	93,900	5,127	5.46
Total net loans	599,028	32,041	5.35	694,382	38,894	5.60	703,861	42,697	6.07

Mortgage-backed securities (1)	813	25	3.08	1,490	51	3.42	2,428	88	3.62
Investment securities (1)	8,159	300	3.68	8,393	209	2.49	8,885	247	2.78
Daily interest-bearing assets	1,347	-	-	4,186	-	-	9,234	7	0.08
Other earning assets	116,776	574	0.49	69,413	400	0.58	34,439	203	0.59
Total interest-earning assets	726,123	32,940	4.54	777,864	39,554	5.08	758,847	43,242	5.70
Non-interest-earning assets:
Office properties and equipment, net	17,636			16,315			15,975
Other non-interest-earning assets	64,582			76,475			75,305
Total assets	$808,341			$870,654			$850,127

Interest-bearing liabilities:
Regular savings accounts	$49,394	$92	0.19	$40,345	$124	0.31	$34,124	$160	0.47
Interest checking	86,091	135	0.16	96,764	281	0.29	81,279	239	0.29
Money market accounts	228,269	602	0.26	234,325	1,049	0.45	214,490	1,846	0.86
Certificates of deposit	206,565	1,838	0.89	248,696	2,903	1.17	287,109	4,324	1.51
Total interest-bearing deposits	570,319	2,667	0.47	620,130	4,357	0.70	617,002	6,569	1.06

Other interest-bearing liabilities	25,185	818	3.25	25,239	1,508	5.97	32,340	1,483	4.59
Total interest-bearing liabilities	595,504	3,485	0.59	645,369	5,865	0.91	649,342	8,052	1.24

Non-interest-bearing liabilities:
Non-interest-bearing deposits	127,048			110,959			91,167
Other liabilities	8,619			9,457			8,975
Total liabilities	731,171			765,785			749,484
Shareholders’ equity	77,170			104,869			100,643
Total liabilities and shareholders’ equity	$808,341			$870,654			$850,127
Net interest income		$29,455			$33,689			$35,190
Interest rate spread			3.95%			4.17%			4.46%
Net interest margin			4.06%			4.33%			4.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.93%			120.53%			116.86%
Tax Equivalent Adjustment (2)		$8			$22			$28

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

	Year Ended March 31,
	2013 vs. 2012			2012 vs. 2011

	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest Income:
Mortgage loans	$(4,767)	$(1,477)	$(6,244)	$(94)	$(3,198)	$(3,292)
Non-mortgage loans	(425)	(184)	(609)	(427)	(84)	(511)
Mortgage-backed securities	(21)	(5)	(26)	(32)	(5)	(37)
Investment securities (1)	(6)	97	91	(13)	(25)	(38)
Daily interest-bearing	-	-	-	(3)	(4)	(7)
Other earning assets	243	(69)	174	200	(3)	197
Total interest income	(4,976)	(1,638)	(6,614)	(369)	(3,319)	(3,688)

Interest Expense:
Regular savings accounts	24	(56)	(32)	26	(62)	(36)
Interest checking accounts	(29)	(117)	(146)	42	-	42
Money market deposit accounts	(26)	(421)	(447)	157	(954)	(797)
Certificates of deposit	(442)	(623)	(1,065)	(530)	(891)	(1,421)
Other interest-bearing liabilities	(3)	(687)	(690)	(366)	391	25
Total interest expense	(476)	(1,904)	(2,380)	(671)	(1,516)	(2,187)
Net interest income	$(4,500)	$266	$(4,234)	$302	$(1,803)	$(1,501)

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

The Company's mortgage servicing activities provide additional protection from interest rate risk. The Company retains servicing rights on all mortgage loans sold. As market interest rates rise, the fixed rate loans held in portfolio diminish in value. However, the value of the servicing portfolio tends to rise as market interest rates increase because borrowers tend not to prepay the underlying mortgages, thus providing an interest rate risk hedge versus the fixed rate loan portfolio. Loans serviced for others totaled $125.7 million of which $119.9 million is serviced for FHLMC at March 31, 2013. See "Item 1.  Business -- Lending Activities -- Mortgage Loan Servicing."

Consumer loans, such as home equity lines of credit and installment loans, commercial loans and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Company's exposure to fluctuations in interest rates. Adjustable interest rate loans totaled $344.3 million or 64.1% of total loans at March 31, 2013 as compared to $416.2 million or 60.8% at March 31, 2012. Although the Company has sought to originate adjustable rate loans, the ability to originate and purchase such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans. See Item 1. “Business - Lending Activities - Construction Lending" and “- Lending Activities - Consumer Lending."

The Company may also invest in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies.  At March 31, 2013 the combined portfolio carried at $6.8 million had an average term to repricing or maturity of 4.33 years.  Adjustable rate mortgage-backed securities totaled $300,000 at March 31, 2013 compared to $397,000 at March 31, 2012.  See Item 1. “Business -- Investment Activities."

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

Liquidity management is both a short- and long-term responsibility of the Company's management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) its asset/liability management program objectives. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires funds beyond its ability to generate them internally, it has additional diversified and reliable sources of funds with the FHLB, the FRB, and other wholesale facilities. These sources of funds may be used on a long or short-term basis to compensate for reduction in other sources of funds or on a long-term basis to support lending activities. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts. The Company continued with the interest deferral at March 31, 2013. As of March 31, 2013, the Company had deferred a total of $3.3 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. This deferral may adversely affect our ability to access wholesale funding facilities or obtain debt financing on commercially reasonable terms, or at all. For more information concerning limitations on our ability to incur additional debt and the risks related to our recent deferral of interest on our trust preferred securities, see Item 1A. “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations, deposit withdrawals and continuing operations, satisfy other financial commitments and take advantage of investment opportunities. During the year ended March 31, 2013, the Bank used its sources of funds primarily to fund loan commitments and to pay deposit withdrawals. At March 31, 2013, cash totaled $115.4 million, or 14.9% of total assets. We generally maintain cash and readily marketable securities to meet a portion of our short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRB borrowings. At March 31, 2013, there were no advances outstanding from FHLB. The Bank had additional borrowing capacity available of $157.9 million from the FHLB, subject to sufficient collateral and stock investment.  At March 31, 2013, there were no outstanding borrowings from the FRB. The Bank had additional borrowing capacity of $66.1 million from the FRB, subject to sufficient collateral. At March 31, 2013, the Bank had sufficient unpledged collateral to allow it to utilize its available borrowing capacity from the FRB and FHLB. Borrowing capacity from FHLB or FRB may fluctuate based on acceptability and risk rating of loan collateral and counterparties could adjust discount rates applied to such collateral at their discretion.

An additional source of wholesale funding includes brokered certificate of deposits. While the Bank has utilized brokered deposits from time to time, the Bank historically has not extensively relied on brokered deposits to fund its operations. At March 31, 2013 and 2012, the Bank had no brokered deposits, exclusive of CDARS and ICS deposits. The Bank participates in the CDARS and ICS products, which allow the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit. The Bank’s CDARS and ICS balances were $35.8 million, or 5.4% of total deposits, and $37.2 million or 5.0% of total deposits, at March 31, 2013 and, 2012, respectively.  Although the FDIC permanently raised the insurance limit to $250,000, demand for CDARS deposits remains strong with continued renewals of existing CDARS deposits and the opening of new accounts. The Bank’s brokered deposits (which includes CDARS and ICS) are restricted to 20% of total deposits based on a supervisory imposed limit. In addition, the Bank is enrolled in an internet deposit listing service. Under this listing service, the Bank may post time deposit rates on an internet site where institutional investors have the ability to deposit funds with the Bank. The Bank uses this listing service as an additional source of funding and to further diversify its funding sources. These deposits carry a lower interest rate than the Company core branch deposits. As of March 31, 2013 and 2012, the Bank had deposits totaling $5.9 million and $21.9 million, respectively, through this listing service. The combination of all the Bank’s funding sources, gives the Bank available liquidity of $479.2 million, or 61.7% of total assets at March 31, 2013.

At March 31, 2013, the Company had commitments to extend credit of $29.7 million, unused lines of credit totaling $50.4 million and undisbursed construction loans totaling $6.4 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2013 totaled $132.3 million. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Offsetting these cash outflows are scheduled loan maturities of less than one year totaling $81.9 million at March 31, 2013.

Sources of capital and liquidity for Riverview include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval. The Company elected to defer regularly scheduled interest payments on its junior subordinated debentures during the first quarter of fiscal 2011, which in turn, restricts the Company’s ability to pay dividends on its common stock. See Item 1A. “Risk Factors – We are required to comply with the terms of an agreement with the OCC and a written agreement with the Federal Reserve and lack of compliance could result in monetary penalties and /or additional regulatory actions.” and “--We have deferred payments of interest on our outstanding junior subordinated debentures and as a result we are prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.”

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

At March 31, 2013, scheduled maturities of certificates of deposit, future operating minimum lease commitments, capital lease obligations and subordinated debentures were as follows (in thousands):

	Within 1 Year	Over 1 to 3 Years	Over 3 - 5 Years	After 5 Years	Total Balance
Certificates of deposit	$132,270	$35,478	$9,831	$10,539	$188,118
Operating leases	1,662	3,175	3,010	3,349	11,196
Capital leases	79	176	203	1,982	2,440
Junior subordinates debentures	-	-	-	22,681	22,681
Total other contractual obligations	$134,011	$38,829	$13,044	$38,551	$224,435

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

At March 31, 2013, the Company had commercial loan commitments of $635,000 and undisbursed commercial lines of credit of $34.1 million. Commercial real estate mortgage loan commitments totaled $8.6 million and the undisbursed balance of commercial real estate mortgage loans was $67,000 at March 31, 2013. At March 31, 2013, construction loan commitments totaled $14.9 million and unused construction lines of credit totaled $6.4 million. Real estate one-to-four family loan commitments totaled $5.4 million and unused lines of credit secured by real estate one-to-four family loans totaled $15.4 million at March 31, 2013. Other installment loan commitments totaled $6,000 and unused lines of credit on other installment loans totaled $872,000 at March 31, 2013. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with Note 19 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

The following tables show the approximate percentage change in net interest income as of March 31, 2013 over a 24-month period under several rate scenarios.
Change in interest rates	Percent change in net interest income (12 months)	Percent change in net interest income (24 months)

Up 300 basis points	6.1%	9.7%
Up 200 basis points	(0.4)%	(3.0)%
Base case	-	(6.4)%
Down 100 basis points	0.1%	(7.6)%

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

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 2013.  Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.

	Average Rate	Within 1 Year	After 1 - 3 Years	After 3 - 5 Years	After 5 - 10 Years	Beyond 10 Years	Total

Interest-Sensitive Assets:		(Dollars in thousands)

Loans receivable	5.03%	$81,892	$75,495	$126,247	$161,227	$91,151	$536,012
Mortgage-backed
securities	2.99	556	-	-	-	-	556
Investments and other
interest-earning assets	0.58	123,223	17,168	10,553	-	-	150,944
FHLB stock	-	1,430	2,862	2,862	-	-	7,154
Total assets		$207,101	$95,525	$139,662	$161,227	$91,151	$694,666

Interest-Sensitive Liabilities:

Interest checking	0.11	$18,350	$36,702	$36,702	$-	$-	$91,754
Savings accounts	0.15	10,864	21,726	21,726	-	-	54,316
Money market accounts	0.22	43,419	86,836	86,836	-	-	217,091
Certificate accounts	0.82	132,270	35,478	9,831	10,539	-	188,118
FHLB advances	-	-	-	-	-	-	-
FRB borrowings	-	-	-	-	-	-	-
Subordinated debentures	1.63	-	-	-	-	22,681	22,681
Obligations under capital lease	7.16	79	176	203	654	1,328	2,440
Total liabilities		204,982	180,918	155,298	11,193	24,009	576,400
Interest sensitivity gap		2,119	(85,393)	(15,636)	150,034	67,142	$118,266
Cumulative interest sensitivity gap		$2,119	$(83,274)	$(98,910)	$51,124	$118,266
Off-Balance Sheet Items:

Commitments to extend credit	-	$29,659	$-	$-	$-	$-	$29,659
Unused lines of credit	-	$56,803	$-	$-	$-	$-	$56,803

Item 8.   Financial Statements and Supplementary Data

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended March 31, 2013, 2012 and 2011
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Riverview Bancorp, Inc.
Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Riverview Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverview Bancorp, Inc. and subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
June 14, 2013

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND 2012

(In thousands, except share and per share data)	2013	2012
ASSETS
Cash and cash equivalents (including interest-earning accounts of $100,093 and $33,437)	$115,415	$46,393
Certificates of deposit held for investment	44,635	41,473
Loans held for sale	831	480
Investment securities held to maturity, at amortized cost (fair value of $0 and $542)	-	493
Investment securities available for sale, at fair value (amortized cost of $7,766 and $8,123)	6,216	6,314
Mortgage-backed securities held to maturity, at amortized cost (fair value of $129 and $177)	125	171
Mortgage-backed securities available for sale, at fair value (amortized cost of $416 and $940)	431	974
Loans receivable (net of allowance for loan losses of $15,643 and $19,921)	520,369	664,888
Real estate owned	15,638	18,731
Prepaid expenses and other assets	3,063	6,362
Accrued interest receivable	1,747	2,158
Federal Home Loan Bank stock, at cost	7,154	7,350
Premises and equipment, net	17,693	17,068
Deferred income taxes, net	522	603
Mortgage servicing rights, net	388	278
Goodwill	25,572	25,572
Core deposit intangible, net	66	137
Bank owned life insurance	17,138	16,553
TOTAL ASSETS	$777,003	$855,998

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$663,806	$744,455
Accrued expenses and other liabilities	8,006	9,398
Advanced payments by borrowers for taxes and insurance	1,025	800
Junior subordinated debentures	22,681	22,681
Capital lease obligations	2,440	2,513
Total liabilities	697,958	779,847

COMMITMENTS AND CONTINGENCIES (See Note 19)

EQUITY:
Shareholders’ equity
Serial preferred stock, $.01 par value; 250,000 authorized, issued and outstanding: none	-	-
Common stock, $.01 par value; 50,000,000 authorized
March 31, 2013 – 22,471,890 issued and outstanding	225	225
March 31, 2012 – 22,471,890 issued and outstanding
Additional paid-in capital	65,551	65,610
Retained earnings	14,169	11,536
Unearned shares issued to employee stock ownership trust	(490)	(593)
Accumulated other comprehensive loss	(1,013)	(1,171)
Total shareholders’ equity	78,442	75,607

Noncontrolling interest	603	544
Total equity	79,045	76,151
TOTAL LIABILITIES AND EQUITY	$777,003	$855,998
  See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(Dollars in thousands, except share data)	2013	2012	2011

INTEREST AND DIVIDEND INCOME:
Interest and fees on loans receivable	$32,041	$38,894	$42,697
Interest on investment securities – taxable	276	145	164
Interest on investment securities – non taxable	16	42	55
Interest on mortgage-backed securities	25	51	88
Other interest and dividends	574	400	210
Total interest and dividend income	32,932	39,532	43,214

INTEREST EXPENSE:
Interest on deposits	2,667	4,357	6,569
Interest on borrowings	818	1,508	1,483
Total interest expense	3,485	5,865	8,052
Net interest income	29,447	33,667	35,162
Less provision for loan losses	900	29,350	5,075
Net interest income after provision for loan losses	28,547	4,317	30,087

NON-INTEREST INCOME:
Fees and service charges	4,695	3,996	4,047
Asset management fees	2,172	2,367	2,079
Net gain on sale of loans held for sale	1,386	160	393
Bank owned life insurance	585	601	601
Other	35	(297)	769
Total non-interest income	8,873	6,827	7,889

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,325	15,889	16,716
Occupancy and depreciation	4,970	4,793	4,677
Data processing	1,420	1,421	1,067
Amortization of core deposit intangible	71	82	96
Advertising and marketing expense	834	998	749
FDIC insurance premium	1,532	1,136	1,640
State and local taxes	547	549	638
Telecommunications	384	434	428
Professional fees	1,456	1,254	1,310
Real estate owned expenses	5,781	5,097	1,817
Other	2,438	2,770	2,358
Total non-interest expense	34,758	34,423	31,496

INCOME (LOSS) BEFORE INCOME TAXES	2,662	(23,279)	6,480
PROVISION FOR INCOME TAXES	29	8,378	2,165
NET INCOME (LOSS)	$2,633	$(31,657)	$4,315

Earnings (loss) per common share:
Basic	$0.12	$(1.42)	$0.24
Diluted	0.12	(1.42)	0.24
Weighted average number of shares outstanding:
Basic	22,342,541	22,317,933	18,341,191
Diluted	22,342,541	22,317,933	18,341,308

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(Dollars in thousands, except share data)	2013	2012	2011

Net income (loss)	$2,633	$(31,657)	$4,315

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities, net	158	246	(215)

Noncontrolling interest	59	79	45
Total comprehensive income (loss)	$2,850	$(31,332)	$4,145

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED MARCH 31, 2013, 2012 AND 2011
(In thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Trust	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

Balance April 1, 2010	10,923,773	$109	$46,948	$38,878	$(799)	$(1,202)	$420	$84,354

Issuance of common stock, net	11,548,117	116	18,653	-	-	-	-	18,769
Net income	-	-	-	4,315	-	-	-	4,315
Stock option expense	-	-	77	-	-	-	-	77
Earned ESOP shares	-	-	(39)	-	103	-	-	64
Other comprehensive income (loss):
Unrealized holding loss on securities of $215 (net of $109 tax effect)	-	-	-	-	-	(215)	-	(215)
Noncontrolling interest	-	-	-	-	-	-	45	45

Balance March 31, 2011	22,471,890	225	65,639	43,193	(696)	(1,417)	465	107,409

Net loss	-	-	-	(31,657)	-	-	-	(31,657)
Stock option expense	-	-	12	-	-	-	-	12
Earned ESOP shares	-	-	(41)	-	103	-	-	62
Unrealized holding gain on securities of $246 (net of $126 tax effect)	-	-	-	-	-	246	-	246
Noncontrolling interest	-	-	-	-	-	-	79	79

Balance March 31, 2012	22,471,890	225	65,610	11,536	(593)	(1,171)	544	76,151

Net income	-	-	-	2,633	-	-	-	2,633
Stock option expense	-	-	2	-	-	-	-	2
Earned ESOP shares	-	-	(61)	-	103	-	-	42
Unrealized holding gain on securities of $158 (net of $81 tax effect)	-	-	-	-	-	158	-	158
Noncontrolling interest	-	-	-	-	-	-	59	59

Balance March 31, 2013	22,471,890	$225	$65,551	$14,169	$(490)	$(1,013)	$603	$79,045

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,633	$(31,657)	$4,315
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,877	2,013	1,927
Mortgage servicing rights valuation adjustment	-	(1)	(1)
Provision for loan losses	900	29,350	5,075
Provision for deferred income taxes	-	8,536	1,841
Noncash expense related to ESOP	42	62	64
Increase (decrease) in deferred loan origination fees, net of amortization	(333)	(76)	57
Origination of loans held for sale	(29,121)	(5,916)	(12,166)
Proceeds from sales of loans held for sale	29,484	5,682	12,402
Stock based compensation	2	12	77
Writedown of real estate owned	4,974	4,238	924
Net loss (gain) on loans held for sale, sale and transfer of real estate owned, sale of investment and mortgage-backed securities and premises and equipment	(1,056)	400	(775)
Income from bank owned life insurance	(585)	(601)	(601)
Changes in assets and liabilities:
Prepaid expenses and other assets	2,963	(627)	1,904
Accrued interest receivable	411	365	326
Accrued expenses and other liabilities	(1,189)	222	2,763
Net cash provided by operating activities	11,002	12,002	18,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayments (originations), net	102,784	(26,482)	15,213
Proceeds from sale of loans held for investment	31,394	-	-
Proceeds from call, maturity, or sale of investment securities available for sale	5,000	5,000	9,990
Principal repayments on investment securities available for sale	357	392	203
Purchase of investment securities available for sale	(5,000)	(5,000)	(10,000)
Principal repayments on mortgage-backed securities available for sale	524	789	1,017
Principal repayments on mortgage-backed securities held to maturity	46	19	69
Principal repayments on investment securities held to maturity	493	13	11
Purchase of premises and equipment and capitalized software	(2,141)	(2,578)	(1,310)
Purchase of certificates of deposit held for investment, net	(3,162)	(26,573)	(14,900)
Proceeds from redemption of Federal Home Loan Bank stock	196	-	-
Capital expenditures on real estate owned	(72)	(207)	(49)
Proceeds from sale of real estate owned and premises and equipment	8,098	9,275	5,328
Net cash provided by (used in) investing activities	138,517	(45,352)	5,572

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposit accounts	(80,649)	27,925	28,482
Proceeds from issuance of common stock, net	-	-	18,769
Proceeds from borrowings	9,000	5,000	124,450
Repayment of borrowings	(9,000)	(5,000)	(157,450)
Principal payments under capital lease obligation	(73)	(54)	(43)
Net increase in advance payments by borrowers	225	120	253
Net cash provided by (used in) financing activities	(80,497)	27,991	14,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,022	(5,359)	38,165
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,393	51,752	13,587
CASH AND CASH EQUIVALENTS, END OF YEAR	$115,415	$46,393	$51,752
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$2,689	$4,400	$6,688
Income taxes	4	830	387
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to real estate owned	$14,075	$6,843	$22,772
Transfer of real estate owned to loans	3,859	1,859	2,724
Fair value adjustment to securities available for sale	239	372	(324)
Income tax effect related to fair value adjustment	(81)	(126)	109

See notes to consolidated financial statements.

RIVERVIEW BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2013, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Riverview Bancorp, Inc.; its wholly-owned subsidiary, Riverview Community Bank (the “Bank”); the Bank’s wholly-owned subsidiary, Riverview Services, Inc.; and the Bank’s majority owned subsidiary, Riverview Asset Management Corp. (“RAMCorp”) (collectively referred to as the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

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

Gains or losses on sales of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of these loans sold. The Company capitalizes mortgage servicing rights (“MSRs”) acquired through either the purchase of MSRs, the sale of originated mortgage loans or the securitization of mortgage loans with servicing rights retained. Upon sale of mortgage loans held for sale, the total cost of the loans designated for sale is allocated to mortgage loans with and without MSRs based on their relative fair values. The MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of the net servicing income and such amortization is reflected as a component of loan servicing income.

Securities – Investment securities are classified as held to maturity when the Company has the ability and positive intent to hold such securities to maturity. Investment securities held to maturity are carried at amortized cost. Unrealized losses due to fluctuations in fair value are recognized when it is determined that a credit-related other than temporary decline in value has occurred. Investment securities bought and held principally for the purpose of sale in the near term are classified as trading securities. Securities that the Company intends to hold for an indefinite period, but not necessarily to maturity are classified as available for sale. Such securities may be sold to implement the Company’s asset/liability management strategies and in response to changes in interest rates and similar factors.  Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.

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

Loans are reviewed regularly and it is the Company’s general policy that a loan is past due when it is 30 days to 89 days delinquent. In general, when a loan is 90 days delinquent or when collection of principal or interest appears doubtful, it is placed on non-accrual status, at which time the accrual of interest ceases and a reserve for unrecoverable accrued interest is established and charged against operations. Payments received on non-accrual loans are applied to reduce the outstanding principal balance on a cost recovery method. As a general practice, a loan is not removed from non-accrual status until all delinquent principal, interest and late fees have been brought current and the borrower has demonstrated a history of performance based upon the contractual terms of the note.

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

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Typically, factors used in determining if a loan is impaired include, but are not limited to, loans 90 days or more delinquent, loans internally designated as substandard, loans that are on non-accrual status or trouble debt restructures. The majority of the Company’s impaired loans are considered collateral dependent. When a loan is considered collateral dependent impairment is measured using the estimated value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs. For impaired loans that are not collateral dependent impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate. When the net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized by adjusting an allocation of the allowance for loan losses. Subsequent to the initial allocation of allowance to the individual loan the Company may conclude that it is appropriate to record a charge-off of the impaired portion of the loan. When a charge-off is recorded the loan balance is reduced and the specific allowance is eliminated. Generally, when a collateral dependent loan is initially measured for impairment and does not have an appraisal performed in the last three months, the Company obtains an updated market valuation. Subsequently, the Company generally obtains an updated market valuation on an annual basis. The valuation may occur more frequently if the Company determines that there is an indication that the market value may have declined.

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

Real Estate Owned (“REO”) – REO consists of properties acquired through foreclosure. Specific charge-offs are taken based upon detailed analysis of the fair value of collateral on the underlying loans on which the Company is in the process of foreclosing. Such collateral is transferred into REO at the fair value less estimated costs of disposal. Subsequently, the Company performs an evaluation of the properties and creates a valuation allowance with an offsetting charge to real estate owned expenses for any declines in value. The amounts the Company will ultimately recover from REO may differ from the amounts used in arriving at the net carrying value of these assets because of future market factors beyond the Company’s control or because of changes in the Company’s strategy for the sale of the property.

Federal Home Bank Loan Bank Stock – The Bank, as a member of Federal Home Loan Bank of Seattle (“FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The Company views its investment in FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate redemption of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate redemption is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The Company evaluated its investment in FHLB stock for OTTI, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to be able to redeem its investment at par value, the Company did not recognize an OTTI loss on its FHLB stock. Further, in September 2012, the Federal Housing Finance Agency (“FHFA”) upgraded the FHLB’s capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess capital stock per quarter at par value, provided they receive a non-objection for each quarter’s repurchase from the FHFA.

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

Goodwill – Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. The Company performs an annual review in the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, a second step must be performed. In the second step the implied fair value of the reporting unit is calculated. The implied fair value of goodwill is then compared to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. As of March 31, 2013, the Company had not recognized any impairment loss on the recorded goodwill.

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

Trust Assets – Assets held by RAMCorp in a fiduciary or agency capacity for trust customers are not included in the consolidated financial statements because such items are not assets of the Company. Assets totaling $337.5 million and $359.6 million were held in trust as of March 31, 2013 and 2012, respectively.

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

Business segments – The Company operates a single business segment. The financial information that is used by the chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment for years ended March 31, 2013, 2012 and 2011.

New Accounting Pronouncements -

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods within those annual periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTED ASSETS

Regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) require that the Bank maintain minimum reserve balances either on hand or on deposit with the Federal Reserve Bank of San Francisco (“FRB”), based on a percentage of deposits. The amounts of such balances as of March 31, 2013 and 2012 were $652,000 and $802,000, respectively.

3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities held to maturity consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Municipal bonds	$-	$-	$-	$-

March 31, 2012
Municipal bonds	$493	$49	$-	$542

The amortized cost and approximate fair value of investment securities available for sale consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Trust preferred	$2,766	$-	$(1,528)	$1,238
Agency securities	5,000	-	(22)	4,978
Total	$7,766	$-	$(1,550)	$6,216

March 31, 2012
Trust preferred	$2,974	$-	$(1,808)	$1,166
Agency securities	5,000	-	(1)	4,999
Municipal bonds	149	-	-	149
Total	$8,123	$-	$(1,809)	$6,314

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of
March 31, 2013 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,238	$(1,528)	$1,238	$(1,528)
Agency securities	4,978	(22)	-	-	4,978	(22)
Total	$4,978	$(22)	$1,238	$(1,528)	$6,216	$(1,550)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of
March 31, 2012 are as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Trust preferred	$-	$-	$1,166	$(1,808)	$1,166	$(1,808)
Agency securities	4,999	(1)	-	-	4,999	(1)
Total	$4,999	$(1)	$1,166	$(1,808)	$6,165	$(1,809)

At March 31, 2013, the Company had a single collateralized debt obligation which is secured by trust preferred securities issued by 17 other holding companies. The Company holds the mezzanine tranche of this security. All tranches senior to the mezzanine tranche have been repaid by the issuers. Four of the issuers in this pool have defaulted (representing 43% of the remaining collateral, including excess collateral), and three other issuers are currently in deferral (8% of the remaining collateral). Subsequent to March 31, 2013, one issuer cured its deferral reducing the number of issuers in deferral to two (5% of remaining collateral). The Company has estimated an expected default rate of 37% for its portion of this security. The expected default rate was estimated based primarily on an analysis of the financial condition of the underlying issuers. The Company estimates that a default rate of 47% would trigger additional OTTI of this security. The Company utilized a discount rate of 20% to estimate the fair value of this security. There was no excess subordination on this security.

During the year ended March 31, 2013, the Company determined that there was no additional OTTI charge on the above collateralized debt obligation. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of the remaining amortized cost basis.

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

The unrealized losses on the above single agency security is primarily attributable to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of the agency security to recover as the agency security approaches its maturity date or sooner if market yields for such securities decline. The Company does not believe that the agency security is impaired due to reasons of credit quality or related to any issuer or industry specific event. Based on management’s evaluation and intent, the unrealized loss related to the agency security in this table is considered temporary.

The contractual maturities of investment securities available for sale are as follows (in thousands):

March 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	5,000	4,978
Due after ten years	2,766	1,238
Total	$7,766	$6,216

The Company realized no gains or losses on sales of investment securities in the years ended March 31, 2013, 2012 or 2011.

Investment securities with an amortized cost of $1.0 million and a fair value of $996,000 at March 31, 2013, were pledged as collateral for government public funds held by the Bank. There were no investment securities pledged as collateral for government public funds held by the Bank at March 31, 2012.

4.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity consisted of the following (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FHLMC mortgage-backed securities	$31	$3	$-	$34
FNMA mortgage-backed securities	94	1	-	95
Total	$125	$4	$-	$129

March 31, 2012
FHLMC mortgage-backed securities	$69	$4	$-	$73
FNMA mortgage-backed securities	102	2	-	104
Total	$171	$6	$-	$177

Mortgage-backed securities held to maturity with an amortized cost of $53,000 and $69,000 and a fair value of $55,000 and $71,000 at March 31, 2013 and 2012, respectively, were pledged as collateral for governmental public funds.

The contractual maturities of mortgage-backed securities held to maturity are as follows (in thousands):

March 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2	2
Due after five years through ten years	11	12
Due after ten years	112	115
Total	$125	$129

Mortgage-backed securities available for sale consisted of the following (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Real estate mortgage investment conduits	$230	$7	$-	$237
FHLMC mortgage-backed securities	183	8	-	191
FNMA mortgage-backed securities	3	-	-	3
Total	$416	$15	$-	$431
March 31, 2012
Real estate mortgage investment conduits	$319	$10	$-	$329
FHLMC mortgage-backed securities	613	23	-	636
FNMA mortgage-backed securities	8	1	-	9
Total	$940	$34	$-	$974

The contractual maturities of mortgage-backed securities available for sale are as follows (in thousands):

March 31, 2013	Amortized Cost	Estimated Fair Value
Due in one year or less	$52	$52
Due after one year through five years	189	200
Due after five years through ten years	-	-
Due after ten years	175	179
Total	$416	$431

Expected maturities of mortgage-backed securities held to maturity and available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Mortgage-backed securities available for sale with an amortized cost of $416,000 and $744,000 and a fair value of $431,000 and $776,000 at March 31, 2013 and 2012, respectively, were pledged as collateral for government public funds held by the Bank.  The real estate mortgage investment conduits consist of FHLMC and Fannie Mae (“FNMA”) securities.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2013 and 2012 are reported net of deferred loan fees totaling $2.0 million and $2.7 million, respectively. Loans receivable, excluding loans held for sale, consisted of the following (in thousands):

	March 31, 2013	March 31, 2012
Commercial and construction
Commercial business	$71,935	$87,238
Other real estate mortgage	355,397	434,763
Real estate construction	9,675	25,791
Total commercial and construction	437,007	547,792

Consumer
Real estate one-to-four family	97,140	134,975
Other installment	1,865	2,042
Total consumer	99,005	137,017

Total loans	536,012	684,809

Less:
Allowance for loan losses	15,643	19,921
Loans receivable, net	$520,369	$664,888

The Company originates commercial business, commercial real estate, multi-family real estate, real estate construction, residential real estate and consumer loans. At March 31, 2013 and 2012, the Company had no loans to foreign domiciled businesses or foreign countries, or loans related to highly leveraged transactions. Substantially all of the mortgage loans in the Company’s portfolio are secured by properties located in Washington and Oregon, and, accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in the local economic conditions in these markets. The Company considers its loan portfolio to have very little exposure to sub-prime mortgage loans since the Company has not historically engaged in this type of lending. At March 31, 2013, loans carried at $356.6 million were pledged as collateral to the FHLB and FRB for borrowing arrangements.

Aggregate loans to officers and directors, all of which are current, consist of the following (in thousands):

	Year Ended March 31,
	2013	2012	2011
Beginning balance	$1,907	$2,160	$1,448
Originations	226	1	774
Principal repayments	(524)	(254)	(62)
Ending balance	$1,609	$1,907	$2,160

6.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon the Company’s ongoing quarterly assessment of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are considered impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value, of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans based on the Company’s risk rating system and historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared.

Management’s evaluation of the allowance for loan losses is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company’s historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, a detailed analysis of impaired loans and other factors as deemed appropriate. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. The Company also considers bank regulatory examination results and findings of credit examiners in its quarterly evaluation of the allowance for loan losses.

The following tables present a reconciliation of the allowance for loan losses at the dates indicated (in thousands):

March 31, 2013	Commercial Business	Commercial Real Estate	Land	Multi-Family	Real Estate Construction	Consumer	Unallocated	Total

Beginning balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921
Provision for loan losses	928	1,865	(2,149)	(197)	(278)	846	(115)	900
Charge-offs	(1,606)	(1,494)	(1,753)	(622)	(141)	(1,310)	-	(6,926)
Recoveries	118	9	1,015	239	228	139	-	1,748
Ending balance	$2,128	$5,979	$2,019	$541	$221	$2,949	$1,806	$15,643

March 31, 2012

Beginning balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968
Provision for loan losses	3,638	3,681	13,692	2,126	1,690	4,670	(147)	29,350
Charge-offs	(2,801)	(2,826)	(10,892)	(3,177)	(2,101)	(2,750)	-	(24,547)
Recoveries	29	-	103	-	3	15	-	150
Ending balance	$2,688	$5,599	$4,906	$1,121	$412	$3,274	$1,921	$19,921

March 31, 2011

Beginning balance	$3,181	$4,592	$5,013	$423	$5,137	$1,574	$1,722	$21,642
Provision for loan losses	1,005	414	1,101	1,749	5	455	346	5,075
Charge-offs	(2,371)	(263)	(4,141)	-	(4,329)	(703)	-	(11,807)
Recoveries	7	1	30	-	7	13	-	58
Ending balance	$1,822	$4,744	$2,003	$2,172	$820	$1,339	$2,068	$14,968

The following tables present an analysis of loans receivable and allowance for loan losses, which were evaluated individually and collectively for impairment at the dates indicated (in thousands):

	Allowance for loan losses			Recorded investment in loans
March 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Commercial business	$-	$2,128	$2,128	$679	$71,256	$71,935
Commercial real estate	536	5,443	5,979	19,466	278,225	297,691
Land	-	2,019	2,019	3,469	19,935	23,404
Multi-family	-	541	541	3,846	30,456	34,302
Real estate construction	-	221	221	175	9,500	9,675
Consumer	183	2,766	2,949	4,933	94,072	99,005
Unallocated	-	1,806	1,806	-	-	-
Total	$719	$14,924	$15,643	$32,568	$503,444	$536,012

March 31, 2012

Commercial business	$73	$2,615	$2,688	$7,818	$79,420	$87,238
Commercial real estate	686	4,913	5,599	22,824	330,256	353,080
Land	624	4,282	4,906	14,226	24,662	38,888
Multi-family	4	1,117	1,121	8,265	34,530	42,795
Real estate construction	18	394	412	7,613	18,178	25,791
Consumer	197	3,077	3,274	4,967	132,050	137,017
Unallocated	-	1,921	1,921	-	-	-
Total	$1,602	$18,319	$19,921	$65,713	$619,096	$684,809

Changes in the allowance for unfunded loan commitments were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Beginning balance	$217	$166	$185
Net change in allowance for unfunded loan commitments	12	51	(19)
Ending balance	$229	$217	$166

The following tables present an analysis of past due loans at the dates indicated (in thousands):

March 31, 2013	30-89 Days Past Due	Greater Than 90 Days (Non- Accrual)	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Commercial business	$336	$1,349	$1,685	$70,250	$71,935	$-
Commercial real estate	6,345	10,315	16,660	281,031	297,691	-
Land	-	3,267	3,267	20,137	23,404	-
Multi-family	-	2,968	2,968	31,334	34,302	-
Real estate construction	-	175	175	9,500	9,675	-
Consumer	2,654	3,059	5,713	93,292	99,005	-
Total	$9,335	$21,133	$30,468	$505,544	$536,012	$-

March 31, 2012

Commercial business	$535	$3,930	$4,465	$82,773	$87,238	$-
Commercial real estate	5,733	13,950	19,683	333,397	353,080	-
Land	128	12,985	13,113	25,775	38,888	-
Multi-family	-	1,627	1,627	41,168	42,795	-
Real estate construction	-	7,756	7,756	18,035	25,791	-
Consumer	2,453	3,915	6,368	130,649	137,017	-
Total	$8,849	$44,163	$53,012	$631,797	$684,809	$-

Interest income foregone on non-accrual loans was $1.4 million, $2.3 million and $1.9 million for the years ended March 31, 2013, 2012 and 2011, respectively.

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

The following tables present an analysis of credit quality indicators at the dates indicated (dollars in thousands):

	March 31, 2013		March 31, 2012
	Weighted- Average Risk Grade	Classified Loans (2)	Weighted- Average Risk Grade	Classified Loans (2)

Commercial Business	3.64	$3,816	3.97	$13,456
Commercial Real Estate	4.02	37,643	3.88	35,077
Land	4.57	4,306	5.60	17,560
Multi-Family	3.68	3,846	4.06	8,265
Real estate Construction	3.26	175	4.51	7,756
Consumer (1)	7.00	3,059	7.00	3,915
Total	3.96	$52,845	4.08	$86,029

Total loans risk rated	$439,587		$550,174

(1) Consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.
(2) Classified loans includes loans under the credit quality indicator categories of substandard, doubtful and loss

Impaired loans: The following tables present an analysis of impaired loans at the dates indicated (in thousands):

March 31, 2013	Recorded Investment with No Specific Valuation Allowance	Recorded Investment with Specific Valuation Allowance	Total Recorded Investment	Unpaid Principal Balance	Related Specific Valuation Allowance	Year-to- Date Average Recorded Investment

Commercial business	$679	$-	$679	$944	$-	$3,986
Commercial real estate	12,011	7,455	19,466	21,291	536	20,705
Land	3,469	-	3,469	4,359	-	6,818
Multi-family	3,846	-	3,846	4,802	-	7,822
Real estate construction	175	-	175	811	-	2,365
Consumer	3,090	1,843	4,933	5,799	183	4,961
Total	$23,270	$9,298	$32,568	$38,006	$719	$46,657

March 31, 2012

Commercial business	$4,790	$3,028	$7,818	$10,477	$73	$6,400
Commercial real estate	12,704	10,120	22,824	25,359	686	17,102
Land	10,365	3,861	14,226	17,989	624	13,339
Multi-family	7,825	440	8,265	9,189	4	8,254
Real estate construction	7,009	604	7,613	13,796	18	6,700
Consumer	2,842	2,125	4,967	6,880	197	1,584
Total	$45,535	$20,178	$65,713	$83,690	$1,602	$53,379

The related amount of interest income recognized on loans that were impaired was $796,000, $2.2 million and $907,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The following table presents troubled debt restructurings (“TDR”) at the date indicated (dollars in thousands):

	March 31, 2013			March 31, 2012
(Dollars in Thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial business	2	$449	$408	10	$5,864	$5,018
Commercial real estate (1)	5	9,022	8,603	3	4,158	2,966
Land (1)	2	1,193	918	1	2,191	1,136
Multi-family (1)	1	3,277	2,967	2	6,372	5,277
Consumer	2	1,971	1,671	4	1,739	1,683
Total	12	$15,912	$14,567	20	$20,324	$16,080

(1) Included within these amounts at March 31, 2013, is a $5.0 million real estate construction loan restructured into one $3.3 million multi-family, one $875,000 commercial real estate and one $800,000 land loan based upon collateral securing the restructured loans.

There was one TDR loan secured by a one-to-four family home that was recorded in the twelve months prior to March 31, 2013 that defaulted in the twelve months ended March 31, 2013. The loan had a pre-modification outstanding recorded investment of $442,000 and the amount of the defaulted loan totaled $441,000. There were no TDRs that were recorded in the twelve months prior to March 31, 2012 that subsequently defaulted in the twelve months ended March 31, 2012.

7.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31,
	2013	2012

Land	$4,177	$3,213
Buildings and improvements	13,921	11,987
Leasehold improvements	1,426	1,413
Furniture and equipment	10,732	10,046
Buildings under capitalized leases	2,715	2,715
Construction in progress	720	2,544
Total	33,691	31,918
Less accumulated depreciation and amortization	(15,998)	(14,850)
Premises and equipment, net	$17,693	$17,068

Depreciation expense was $1.5 million for the years ended March 31, 2013, 2012 and 2011. The Company is obligated under various noncancellable lease agreements for land and buildings that require future minimum rental payments, exclusive of taxes and other charges.

During fiscal year 2006, the Company entered into a capital lease for the shell of the building constructed as the Company’s operations center. The lease period is for twelve years with two six-year lease renewal options. For the years ended March 31, 2013, 2012 and 2011, the Company recorded $113,000 in amortization expense. At March 31, 2013 and 2012, accumulated amortization for the capital lease totaled $827,000 and $714,000, respectively.

In March 2010, the Company sold two of its branch locations. The Company maintains a substantial continuing involvement in the locations through various non-cancellable operating leases that contain certain renewal options. The resulting gain on sale of $2.1 million was deferred and is being amortized over the life of the respective leases. At March 31, 2013, the deferred gain was $1.7 million and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following is a schedule of future minimum lease payments under capital leases together with the present value of net minimum lease payments and the future minimum rental payments required under operating leases that have initial or noncancellable lease terms in excess of one year as of March 31, 2013 (in thousands):
Year Ending March 31:	Operating Lease	Capital Lease
2014	$1,662	$251
2015	1,580	251
2016	1,595	251
2017	1,569	251
2018	1,441	251
Thereafter	3,349	2,930
Total minimum lease payments	$11,196	4,185
Less amount representing interest		(1,745)
Present value of net minimum lease payments		$2,440

Rent expense was $1.8 million for the years ended March 31, 2013, 2012 and 2011, respectively.

8.	REAL ESTATE OWNED

The following table is a summary of the activity in REO for the periods indicated (in thousands):

	Year Ended March 31,
	2013	2012	2011
Balance at beginning of year, net	$18,731	$27,590	$13,325
Additions	14,207	7,050	22,822
Dispositions	(12,326)	(11,671)	(7,633)
Writedowns	(4,974)	(4,238)	(924)
Balance at end of year, net	$15,638	$18,731	$27,590

REO expenses for the year ended March 31, 2013 consisted of write-downs on existing REO properties of $5.0 million and operating expenses of $807,000. Net losses on dispositions of REO totaled $384,000 for the year ended March 31, 2013, and were included in other non-interest income in the accompanying Consolidated Statements of Operations.  REO expenses for the year ended March 31, 2012 consisted of write-downs on existing REO properties of $4.2 million, operating expenses of $859,000 and net losses on dispositions of REO totaled $556,000. REO expenses for the year ended March 31, 2011 consisted of write-downs on existing REO properties of $924,000, operating expenses of $893,000 and net gains on dispositions of REO of $386,000.

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

An interim impairment test was not deemed necessary as of March 31, 2013, due to there not being a significant change in the reporting unit’s assets and liabilities, the amount that the fair value of the reporting unit exceeded the carrying value as of the most recent valuation, and because the Company determined that, based on an analysis of events that have occurred and circumstances that have changed since the most recent valuation date, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

10.	DEPOSIT ACCOUNTS

Deposit accounts consisted of the following (dollars in thousands):

Account Type	Weighted Average Rate	March 31, 2013	Weighted Average Rate	March 31, 2012
Non-interest-bearing	0.00%	$112,527	0.00%	$116,882
Interest checking	0.11	91,754	0.23	106,904
Money market	0.22	217,091	0.34	244,919
Savings accounts	0.15	54,316	0.25	45,741
Certificates of deposit	0.82	188,118	0.99	230,009
Total	0.33%	$663,806	0.47%	$744,455

The weighted average rate is based on interest rates at the end of the year.

Certificates of deposit in amounts of $100,000 or more totaled $108.0 million and $142.0 million at March 31, 2013 and 2012, respectively.

Interest expense by deposit type was as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Interest checking	$135	$281	$239
Money market	602	1,049	1,846
Savings accounts	92	124	160
Certificate of deposit	1,838	2,903	4,324
Total	$2,667	$4,357	$6,569

11.	JUNIOR SUBORDINATED DEBENTURES

At March 31, 2013, the Company had two wholly-owned subsidiary grantor trusts that were established for the purpose of issuing trust preferred securities and common securities. The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each trust agreement. The trusts used the net proceeds from each of the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures governing the Debentures plus any accrued but unpaid interest to the redemption date. The Company also has the right to defer the payment of interest on each of the Debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company may not pay cash dividends to the holders of shares of our common stock. Beginning in the first quarter of fiscal 2011, the Company elected to defer regularly scheduled interest payments on its outstanding $22.7 million aggregate principal amount of the Debentures. The Company continued with the interest deferral at March 31, 2013. As of March 31, 2013, the Company has deferred a total of $3.3 million of interest payments. The accrual for these payments is included in accrued expenses and other liabilities on the Consolidated Balance Sheets and interest expense on the Consolidated Statements of Operations. During the deferral period, the Company is restricted from paying dividends on its common stock.

The Debentures issued by the Company to the grantor trusts, totaling $22.7 million, are reflected in the consolidated balance sheets in the liabilities section, under the caption “junior subordinated debentures.” The common securities issued by the grantor trusts were purchased by the Company, and the Company’s investment in the common securities of $681,000 at March 31, 2013 and 2012, is included in prepaid expenses and other assets in the consolidated balance sheets. The Company records interest expense on the Debentures in the Consolidated Statements of Operations.

The following table is a summary of the terms of the current Debentures at March 31, 2013:

Issuance Trust	Issuance Date	Amount Outstanding	Rate Type	Initial Rate	Rate	Maturing Date
	(Dollars in thousands)

Riverview Bancorp Statutory Trust I	12/2005	$ 7,217	Variable (1)	5.88%	1.64%	3/2036
Riverview Bancorp Statutory Trust II	6/2007	15,464	Variable (2)	7.03%	1.63%	9/2037
		$ 22,681
(1) The trust preferred securities reprice quarterly based on the three-month LIBOR plus 1.36%. (2) The trust preferred security reprice quarterly based on the three-month LIBOR plus 1.35%.

12.	INCOME TAXES

Income tax provision (benefit) for the years ended March 31 consisted of the following (in thousands):

	2013	2012	2011
Current	$29	$(158)	$324
Deferred	-	8,536	1,841
Total	$29	$8,378	$2,165

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation	$120	$512
Loan loss reserve	5,635	7,149
Accrued expenses	221	245
Accumulated depreciation	817	568
Deferred gain on sale	327	402
Tax credit carryforwards	6,079	6,111
Net unrealized loss on securities available for sale	522	603
Impairment on investment security	233	233
REO expense	3,889	2,814
Non-compete agreement	93	106
Other	395	367
Valuation allowance for deferred tax assets	(16,181)	(16,830)
Total deferred tax asset	2,150	2,280

Deferred tax liabilities:
FHLB stock dividend	(1,035)	(1,063)
Purchase accounting	(23)	(49)
Prepaid expense	(175)	(178)
Loan fees/costs	(395)	(387)
Total deferred tax liability	(1,628)	(1,677)
Deferred tax asset, net	$522	$603

A reconciliation of the Company’s effective income tax rate with the federal statutory tax rate for the years ended March 31 is as follows:

	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income tax rate	1.9	1.5	1.5
ESOP market value adjustment	0.8	0.1	(0.2)
Interest income on municipal securities	(0.2)	0.1	(0.3)
Bank owned life insurance	(7.6)	0.9	(3.3)
Valuation adjustment	(23.9)	(72.5)	-
Other, net	(3.9)	(0.1)	1.7
Effective federal income tax rate	1.1%	(36.0)%	33.4%

There were no taxes related to the gains on sales of securities for the years ended March 31, 2013, 2012 and 2011. The tax effects of certain tax benefits related to stock options are recorded directly to shareholders’ equity.

The Bank’s retained earnings at March 31, 2013 and 2012 include base year bad debt reserves, which amounted to $2.2 million, for which no federal income tax liability has been recognized. The amount of unrecognized deferred tax liability at March 31, 2013 and 2012 was $781,000. This represents the balance of bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Company’s banking subsidiaries (1) make distributions in excess of current and accumulated earnings and profits, as calculated for federal tax purposes, (2) redeem their stock, or (3) liquidate.  Management does not expect this temporary difference to reverse in the foreseeable future. At March 31, 2013, the Company had a deferred tax asset of $5.8 million and $257,000 for federal and state, net operating loss carryforwards, respectively, which will expire in 2032.

At March 31, 2013 and 2012, the Company had no unrecognized tax benefits or uncertain tax positions. In addition, the Company had no accrued interest or penalties as of March 31, 2013 or 2012. It is the Company’s policy to recognize potential accrued interest and penalties as a component of income tax expense. The Company is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2009 to 2012 remain open to examination for federal income taxes, and years 2008 to 2012 remain open to State examination.

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

After considering both the positive and negative factors, management carried a valuation allowance for deferred taxes of $16.2 million and $16.8 million, respectively, as of March 31, 2013 and 2012.

13.	EMPLOYEE BENEFIT PLANS

Retirement Plan - The Riverview Bancorp, Inc. Employees’ Savings and Profit Sharing Plan (the “Plan”) is a defined contribution profit-sharing plan incorporating the provisions of Section 401(k) of the Internal Revenue Code. Company expenses related to the Plan for the years ended March 31, 2013, 2012 and 2011 were $192,000, $401,000 and $399,000, respectively.

Directors Deferred Compensation Plan - Directors may elect to defer their monthly directors’ fees until retirement with no income tax payable by the director until retirement benefits are received. Chairman, President, Executive and Senior Vice Presidents of the Company may also defer salary into this plan. This alternative is made available to them through a nonqualified deferred compensation plan. The Company accrues annual interest on the unfunded liability under the Directors Deferred Compensation Plan based upon a formula relating to gross revenues, which amounted to 4.15%, 4.51% and 5.00% for the years ended March 31, 2013, 2012 and 2011, respectively. The estimated liability under the plan is accrued as earned by the participant. At March 31, 2013 and 2012, the Company’s aggregate liability under the plan was $339,000 and $1.4 million, respectively.

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

In July 2003, shareholders of the Company approved the adoption of the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan was effective July 2003 and will expire on the tenth anniversary of the effective date, unless terminated sooner by the Board. Under the 2003 Plan, the Company may grant both incentive and non-qualified stock options to purchase up to 458,554 shares of its common stock to officers, directors and employees. Each option granted under the 2003 Plan has an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a maximum term of ten years and a vesting period from zero to five years. At March 31, 2013, there were options for 105,154 shares of the Company’s common stock available for future grant under the 2003 Plan.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Black-Scholes model uses the assumptions listed in the table below. The expected life of options granted represents the period of time that they are expected to be outstanding. The expected life is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules. Expected volatility was estimated at the date of grant based on the historical volatility of the Company's common stock. Expected dividends are based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the year ended March 31, 2013 and 2012, respectively.  The Company granted 21,000 stock options during the years ended March 31, 2011.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Dividends

Fiscal 2013	-	-	-	-
Fiscal 2012	-	-	-	-
Fiscal 2011	2.50%	6.25	45.05%	2.77%

The weighted average grant-date fair value during fiscal 2011 was $0.85. As of March 31, 2013, unrecognized compensation cost related to nonvested stock options totaled $3,000. The Company recognized pre-tax compensation expense related to stock options of $2,000, $12,000 and $77,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

The following table presents the activity related to options under all plans for the years indicated.

	Year Ended March 31,
	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, beginning of period	440,500	$8.87	468,700	$9.00	465,700	$9.35
Grants	-	-	-	-	21,000	2.39
Forfeited	(3,000)	1.97	(28,200)	11.17	(18,000)	10.26
Expired	(30,000)	7.00	-	-	-	-
Balance, end of period	407,500	$9.05	440,500	$8.87	468,700	$9.00

Additional information regarding options outstanding as of March 31, 2013 is as follows:
`
		Options Outstanding		Options Exercisable
	Weighted Avg		Weighted		Weighted
	Remaining		Average		Average
Range of	Contractual	Number	Exercise	Number	Exercise
Exercise Price	Life (years)	Outstanding	Price	Exercisable	Price

$1.97 - $6.17	6.40	171,000	$4.17	167,800	$4.21
$7.49 - $9.51	0.77	22,500	8.88	22,500	8.88
$10.10 - $10.83	3.65	9,000	10.37	9,000	10.37
$12.98 - $14.52	3.05	205,000	13.09	205,000	13.09
	4.34	407,500	$9.05	404,300	$9.11

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year Ended March 31, 2013	Year Ended March 31, 2012
Stock options fully vested and expected to vest:
Number	407,100	439,825
Weighted average exercise price	$9.06	$8.87
Aggregate intrinsic value (1)	$3	$2
Weighted average contractual term of options (years)	4.34	5.02
Stock options fully vested and currently exercisable:
Number	404,300	433,400
Weighted average exercise price	$9.11	$8.97
Aggregate intrinsic value (1)	$2	$1
Weighted average contractual term of options (years)	4.32	4.97

 (1)  The aggregate intrinsic value of a stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price) that would have been received by the option holders had all option holders exercised.  This amount changes based on changes in the market value of the Company’s stock.

There were no stock options exercised for the years ended March 31, 2013, 2012 and 2011, respectively.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all employees with at least one year and 1,000 hours of service who are over the age of 21.  Shares are released and allocated to participant accounts on December 31 of each year until 2017. ESOP compensation expense included in salaries and employee benefits was $42,000, $62,000 and $64,000 for years ended March 31, 2013, 2012 and 2011, respectively.

ESOP share activity is summarized in the following table:

	Fair Value of Unreleased Shares	Unreleased ESOP Shares	Allocated and Released Shares	Total

Balance, March 31, 2010	$453,000	197,064	765,520	962,584
Allocation December 31, 2010		(24,633)	24,633	-
Balance, March 31, 2011	$524,000	172,431	790,153	962,584
Allocation December 31, 2011		(24,633)	24,633	-
Balance, March 31, 2012	$334,000	147,798	814,786	962,584
Allocation December 31, 2012		(24,633)	24,633	-
Balance, March 31, 2013	$325,000	123,165	839,419	962,584

15.	SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL REQUIREMENTS

The Company’s articles of incorporation authorize 250,000 shares of serial preferred stock.  No preferred shares were issued or outstanding at March 31, 2013 or 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and tier I capital to risk-weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below). Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2013.

As of March 31, 2013, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total capital and tier I capital to risk weighted assets, core capital to total assets and tangible capital to tangible assets (set forth in the table below).

The Bank’s actual and required minimum capital amounts and ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		“Well Capitalized” Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital:
(To Risk-Weighted Assets)	$81,227	15.29%	$42,493	8.0%	$63,740	12.0%	(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	74,473	14.02	21,247	4.0	31,870	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	74,473	9.99	29,823	4.0	67,102	9.0	(1)
Tangible Capital:
(To Tangible Assets)	74,473	9.99	11,184	1.5	N/A	N/A

March 31, 2012
Total Capital:
(To Risk-Weighted Assets)	$80,834	12.11%	$53,399	8.0%	$80,099	12.0%	(1)
Tier 1 Capital:
(To Risk-Weighted Assets)	72,354	10.84	26,700	4.0	40,049	6.0
Tier 1 Capital (Leverage):
(To Adjusted Tangible Assets)	72,354	8.76	33,034	4.0	74,326	9.0	(1)
Tangible Capital:
(To Tangible Assets)	72,354	8.76	12,388	1.5	N/A	N/A

(1)
 The Bank agreed with the OCC to establishing higher minimum capital ratios and must maintain a Tier 1 capital (leverage) ratio of not less than 9.0% and a total risked-based capital ratio of not less than 12.0%  in order to be deemed “well capitalized”.

At periodic intervals, the OCC and the FDIC routinely examine the Bank’s financial condition and risk management processes as part of their legally prescribed oversight. Based on their examinations, these regulators can direct that the Company’s Consolidated Financial Statements be adjusted in accordance with their findings. A future examination by the OCC or the FDIC could include a review of certain transactions or other amounts reported in the Company’s 2013 Consolidated Financial Statements.

The Company did not repurchase any shares of common stock for the years ended March 31, 2013, 2012 or 2011.

16.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. ESOP shares are not considered outstanding for EPS purposes until they are committed to be released. For the years ended March 31, 2013, 2012 and 2011, stock options for 419,000, 454,000 and 465,000 shares, respectively, of common stock were excluded in computing diluted EPS because they were antidilutive.

	Year Ended March 31,
(Dollars and share data in thousands, except per share data)	2013	2012	2011
Basic EPS computation:
Numerator-net income (loss)	$2,633	$(31,657)	$4,315
Denominator-weighted average common shares outstanding	22,343	22,318	18,341
Basic EPS	$0.12	$(1.42)	$0.24
Diluted EPS computation:
Numerator-net income (loss)	$2,633	$(31,657)	$4,315
Denominator-weighted average common shares outstanding	22,343	22,318	18,341
Effect of dilutive stock options	-	-	-
Weighted average common shares
and common stock equivalents (1)	22,343	22,318	18,341
Diluted EPS	$0.12	$(1.42)	$0.24

(1) For the year ended March 31, 2012  the Company recognized a net loss and therefore all outstanding stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

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

Financial instruments are presented in the tables that follow by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following tables present assets that are measured at fair value on a recurring basis (in thousands).
		Fair value measurements using
March 31, 2013	Fair value	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment securities available for sale
Trust preferred	$1,238	$-	$-	$1,238
Agency securities	4,978	-	4,978	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	237	-	237	-
FHLMC mortgage-backed securities	191	-	191	-
FNMA mortgage-backed securities	3	-	3	-
Total recurring assets measured at fair value	$6,647	$-	$5,409	$1,238

March 31, 2012

Investment securities available for sale
Trust preferred	$1,166	$-	$-	$1,166
Agency securities	4,999	-	4,999	-
Municipal bonds	149	-	149	-
Mortgage-backed securities available for sale
Real estate mortgage investment conduits	329	-	329	-
FHLMC mortgage-backed securities	636	-	636	-
FNMA mortgage-backed securities	9	-	9	-
Total recurring assets measured at fair value	$7,288	$-	$6,122	$1,166

The following table presents a reconciliation of assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2013 and 2012 (in thousands). There were no transfers of assets in to or out of Levels 1, 2, or 3 for the year ended March 31, 2013 and 2012.

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012

Beginning balance	$1,166	$916
Transfers in to Level 3	-	-
Included in earnings (1)	-	-
Included in other comprehensive income	72	250
Ending balance	$1,238	$1,166

(1) Included in other non-interest income

The following method was used to estimate the fair value of each class of financial instrument above:

Investments and Mortgage-Backed Securities – Investments and mortgage-backed securities available-for-sale are included within Level 1 of the hierarchy when quoted prices in an active market for identical assets are available. The Company uses a third party pricing service to assist the Company in determining the fair value of its Level 2 securities, which incorporates pricing models and/or quoted prices of investment securities with similar characteristics. Our Level 3 assets consist of a single pooled trust preferred security.

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

Management reviews the pricing information received from the third party-pricing service through a combination of procedures that include an evaluation of methodologies used by the pricing service, analytical reviews and performance analysis of the prices against statistics and trends. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted. As necessary, the Company compares prices received from the pricing service to discounted cash flow models or through performing independent valuations of inputs and assumptions similar to those used by the pricing service in order to ensure prices represent a reasonable estimate of fair value.

The Company has determined that the market for its single trust preferred pooled security was inactive. This determination was made by the Company after considering the last known trade date for this specific security, the low number of transactions for similar types of securities, the low number of new issuances for similar securities, the increased implied liquidity risk premium for similar securities, the lack of information that is released publicly and discussions with third-party industry analysts. Due to the inactivity in the market, observable market data was not readily available for all significant inputs for this security. Accordingly, the trust preferred pooled security was classified as Level 3 in the fair value hierarchy. The Company utilized observable inputs where available, unobservable data and modeled the cash flows adjusted by an appropriate liquidity and credit risk adjusted discount rate using an income approach valuation technique in order to measure the fair value of the security. Significant unobservable inputs were used that reflect the Company’s assumptions of what a market participant would use to price the security. Significant unobservable inputs included selecting an appropriate discount rate, default rate and repayment assumptions. The Company estimated the discount rate by comparing rates for similarly rated corporate bonds, with additional consideration given to market liquidity. The default rates and repayment assumptions were estimated based on the individual issuer’s financial conditions, historical repayment information, as well as the Company’s future expectations of the capital markets.

The following table represents certain loans and REO, which were marked down to their fair value for the year ended March 31, 2013. The following assets are measured at fair value on a nonrecurring basis (in thousands).

		Fair value measurements at March 31, 2013, using
	Fair Value	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$24,094	$-	$-	$24,094
Real estate owned	17,131	-	-	17,131
Total nonrecurring assets measured at fair value	$41,225	$-	$-	$41,225

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a nonrecurring basis at March 31, 2013 (in thousands):

	Valuation technique	Significant unobservable inputs	Range

Loans measured for impairment	Appraised value	Adjustment for market conditions	0% - 61%

Real estate owned	Appraised value	Adjustment for market conditions	0% - 55%

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

In determining the net realizable value of the underlying collateral, we primarily use third party appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

Real estate owned – REO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. REO is recorded at the fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write downs based on the property’s fair value less estimated costs to sell at the date of acquisition are charged to the allowance for loan losses.

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

The estimated fair value of financial instruments is as follows (in thousands):

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
March 31, 2013	Carry Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets:
Cash	$115,415	$115,415	$-	$-	$115,415
Certificates of deposit held for investment	44,635	-	45,078	-	45,078
Investment securities available for sale	6,216	-	4,978	1,238	6,216
Mortgage-backed securities held to maturity	125	-	129	-	129
Mortgage-backed securities available for sale	431	-	431	-	431
Loans receivable, net	520,369	-	-	495,312	495,312
Loans held for sale	831	-	831	-	831
Federal Home Loan Bank stock	7,154	-	7,154	-	7,154

Liabilities:
Demand – savings deposits	475,688	-	475,688	-	475,688
Time deposits	188,118	-	189,289	-	189,289
Junior subordinated debentures	22,681	-	-	9,433	9,433

		Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
March 31, 2012	Carry Value	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash	$46,393	$46,393	$-	$-	$46,393
Certificates of deposit held for investment	41,473	-	41,767	-	41,767
Investment securities held to maturity	493	-	542	-	542
Investment securities available for sale	6,314	-	5,148	1,166	6,314
Mortgage-backed securities held to maturity	171	-	177	-	177
Mortgage-backed securities available for sale	974	-	974	-	974
Loans receivable, net	664,888	-	-	596,552	596,552
Loans held for sale	480	-	480	-	480
Federal Home Loan Bank stock	7,350	-	7,350	-	7,350

Liabilities:
Demand – savings deposits	514,446	-	514,446	-	514,446
Time deposits	230,009	-	231,631	-	231,631
Junior subordinated debentures	22,681	-	-	9,831	9,831

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

Loans Receivable and Loans Held for Sale – At March 31, 2013, the entire loan portfolio was priced using a discounted cash flow analysis. At March 31, 2012, nonperforming and criticized loans were priced using comparable market statistics. The nonperforming and criticized loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each of these categories. The remaining loans within the portfolio were priced using a discounted cash flow analysis. The fair value of loans held for sale was based on the loans carrying value as the agreements to sell these loans are short term fixed rate commitments and no material difference between the carrying value is likely.

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

Off-Balance Sheet Financial Instruments - The estimated fair value of loan commitments approximates fees recorded associated with such commitments as of March 31, 2013 and 2012. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable rate commitments, the Bank has determined they do not have a distinguishable fair value.

19.	COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to originate loans are conditional, and are honored for up to 45 days subject to the Company’s usual terms and conditions. Collateral is not required to support commitments. At March 31, 2013, the Company had outstanding commitments to extend credit totaling $29.7 million, unused lines of credit totaling $50.4 million and undisbursed construction loans totaling $6.4 million.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary. At March 31, 2013 and 2012, standby letters of credit totaled $823,000 and $1.1 million, respectively.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of March 31, 2013, loans under warranty totaled $119.9 million, which substantially represents the unpaid principal balance of the Bank’s loans serviced for FHLMC. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the Consolidated Financial Statements. At March 31, 2013, the Company had firm commitments to sell $4.4 million of residential loans to FHLMC. Typically, these agreements are short term fixed rate commitments and no material gain or loss is likely.

The Bank is a public depository and, accordingly, accepts deposit and other public funds belonging to, or held for the benefit of, Washington and Oregon states, political subdivisions thereof and, municipal corporations.  In accordance with applicable state law, in the event of default of a participating bank, all other participating banks in the state collectively assure that no loss of funds are suffered by any public depositor.  Generally, in the event of default by a public depositary, the assessment attributable to all public depositaries is allocated on a pro rata basis in proportion to the maximum liability of each depository as it existed on the date of loss.  The Company has not incurred any losses related to public depository funds for the years ended March 31, 2013, 2012 and 2011.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position or results of operations.

The Bank has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

20.	RIVERVIEW BANCORP, INC. (PARENT COMPANY)

BALANCE SHEETS
MARCH 31, 2013 AND 2012
(In thousands)	2013	2012
ASSETS
Cash and cash equivalents (including interest earning accounts of $952 and $2,856)	$1,020	$2,904
Investment in the Bank	102,280	96,348
Other assets	1,117	1,694
TOTAL ASSETS	$104,417	$100,946
LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses and other liabilities	$3,294	$2,658
Borrowings	22,681	22,681
Shareholders' equity	78,442	75,607
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,417	$100,946

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(In thousands)	2013	2012	2011

INCOME:
Interest on investment securities and other short-term investments	$20	$40	$44
Interest on loan receivable from the Bank	50	59	68
Total income	70	99	112

EXPENSE:
Management service fees paid to the Bank	143	142	143
Other expenses	685	3,624	1,316
Total expense	828	3,766	1,459
LOSS BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED LOSS OF THE BANK	(758)	(3,667)	(1,347)
PROVISION (BENEFIT) FOR INCOME TAXES	(258)	81	(458)
LOSS OF PARENT COMPANY	(500)	(3,748)	(889)
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF THE BANK	3,133	(27,909)	5,204
NET INCOME (LOSS)	$2,633	$(31,657)	$4,315

There were no items of other comprehensive income for the parent Company.

RIVERVIEW BANCORP, INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

(In thousands)	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,633	$(31,657)	$4,315
Adjustments to reconcile net income (loss) cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of the Bank	(3,133)	27,909	(5,204)
Provision (benefit) for deferred income taxes	-	(15)	10
Writedown of real estate owned	-	1,997	-
Earned ESOP shares	42	62	64
Stock based compensation	2	12	77
Changes in assets and liabilities
Other assets	577	114	(43)
Accrued expenses and other liabilities	695	1,382	1,209
Net cash provided by (used in) operating activities	816	(196)	428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate held for investment	-	-	(8,328)
Proceeds from sale of real estate owned	-	1,041	-
Additional investment in subsidiary	(2,700)	(2,000)	(7,000)
Net cash used in investing activities	(2,700)	(959)	(15,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	-	-	18,769
Net cash provided by financing activities	-	-	18,769

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,884)	(1,155)	3,869

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,904	4,059	190

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,020	$2,904	$4,059

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of real estate owned	$-	$5,290	$-

RIVERVIEW BANCORP, INC.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(Dollars in thousands, except share data)	Three Months Ended
	March 31	December 31	September 30	June 30
Fiscal 2013:
Interest income	$6,905	$8,136	$8,648	$9,243
Interest expense	700	752	861	1,172
Net interest income	6,205	7,384	7,787	8,071
Provision for (recapture of) loan losses	(3,600)	-	500	4,000
Non-interest income	2,032	2,087	2,314	2,440
Non-interest expense	10,236	8,434	7,812	8,276
Income (loss) before income taxes	1,601	1,037	1,789	(1,765)
Provision for income taxes	6	6	2	15

Net income (loss)	$1,595	$1,031	$1,787	$(1,780)

Basic earnings (loss) per share (1)	$0.07	$0.05	$0.08	$(0.08)

Diluted earnings (loss) per share (1)	$0.07	$0.05	$0.08	$(0.08)
Fiscal 2012:
Interest income	$9,310	$9,829	$9,965	$10,428
Interest expense	1,295	1,442	1,530	1,598
Net interest income	8,015	8,387	8,435	8,830
Provision for loan losses	17,500	8,100	2,200	1,550
Non-interest income	1,561	1,530	1,832	1,904
Non-interest expense	8,229	10,192	7,845	8,157
Income (loss) before income taxes	(16,153)	(8,375)	222	1,027
Provision (benefit) for income taxes	(196)	8,220	41	313

Net income (loss)	$(15,957)	$(16,595)	$181	$714

Basic earnings (loss) per share (1)	$(0.71)	$(0.74)	$0.01	$0.03

Diluted earnings (loss) per share (1)	$(0.71)	$(0.74)	$0.01	$0.03
          (1)  Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as in effect on March 31, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Riverview Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of March 31, 2013, the Company’s internal control over financial reporting were effective based on those criteria.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2013 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, and "Part I -- Business -- Personnel -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Edward R. Geiger, Gary R. Douglass, and Jerry C. Olson. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market Listing Standards. The Company’s Board of Directors has Mr. Geiger, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (excluding the information contained under the heading “Personnel/Compensation Committee Report,”) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of March 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
2003 Stock Option Plan	325,000	8.33	105,154
1998 Stock Option Plan	82,500	6.44	-

Equity compensation plans not approved by security holders:	-	-	-

Total	407,500		105,154

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Auditor” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

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
101
The following materials from Riverview Bancorp Inc.’s Yearly Report on Form 10-K for the year ended March 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (9)

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

RIVERVIEW BANCORP, INC.

Date: June 12, 2013	By: /s/ Patrick Sheaffer
Patrick Sheaffer
Chairman of the Board and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Patrick Sheaffer	By: /s/ Ronald A. Wysaske
Patrick Sheaffer	Ronald A. Wysaske
Chairman of the Board and	President and Chief Operating Officer
Chief Executive Officer	Director
(Principal Executive Officer)

Date: June 12, 2013	Date: June 12, 2013

By: /s/ Kevin J. Lycklama	By: /s/ Bess R. Wills
Kevin J. Lycklama	Bess R. Wills
Executive Vice President and	Director
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 12, 2013	Date: June 12, 2013

By: /s/ Gary R. Douglass	By: /s/ Edward R. Geiger
Gary R. Douglass	Edward R. Geiger
Director	Director

Date: June 12, 2013	Date: June 12, 2013

By: /s/ Michael D. Allen	By: /s/ Jerry C. Olson
Michael D. Allen	Jerry C. Olson
Director	Director

Date: June 12, 2013	Date: June 12, 2013

By: /s/ Gerald L. Nies
Gerald L. Nies
Director

Date: June 12, 2013

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

Exhibit 101
The following materials from Riverview Bancorp, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements